Form 10-Q
period 1996-03-31
SEPRACOR INC /DE/
filed 1996-05-14
CIK 877357

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


(Mark One)

 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
- - ---  Act of 1934

For the Quarterly period ended: March 31, 1996
                                --------------

- - --- Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                to
                              ----------------  ----------------

Commission File Number 0-19410
                       -------

                                  SEPRACOR INC.
             (Exact Name of Registrant as Specified in its Charter)

           Delaware                                     22-2536587
           --------                                     ----------
(State or Other Jurisdiction of           (I.R.S Employer Identification number)
Organization or Incorporation)


                33 LOCKE DRIVE, MARLBOROUGH, MASSACHUSETTS 01752
                ------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (508) 481-6700
                                 --------------
              (Registrant's Telephone Number, Including Area Code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months( or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    YES X    NO
                                       ---     ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $.10 per share                  26,950,071

- - --------------------------------------          --------------------------
         Class                                  Outstanding at May 9, 1996

                                  SEPRACOR INC.

                                      INDEX

PART I - FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

           Consolidated Condensed Balance Sheets as of
           March 31, 1996 and December 31, 1995                               3

           Consolidated Statements of Operations for the Three
           Month Periods Ended March 31, 1996 and 1995                        4

           Consolidated Statements of Cash Flows for the Three Month
           Periods Ended March 31, 1996 and 1995                              5

           Notes to Consolidated Condensed Interim Financial Statements       6


Item 2.    Management's Discussion and Analysis of Financial                  9
           Condition and Results of Operations



PART II - OTHER INFORMATION                                                  12




SIGNATURES                                                                   14

                                         SEPRACOR INC.
                             CONSOLIDATED CONDENSED BALANCE SHEETS
                                          (UNAUDITED)

                                                               MARCH 31,      DECEMBER 31,
                                                                 1996             1995
                                                               ---------      ------------
                                                                     (IN THOUSANDS)
                          ASSETS
 Current Assets:
             Cash and cash equivalents                        $  85,274        $ 135,818
             Marketable securities                               51,313            7,432
             Cash in escrow                                       1,572            1,614
             Accounts receivable                                  4,011            5,508
             Receivable from equity investees                     2,000
             Inventories                                          3,089            3,412
             Other current assets                                 1,059              524
                                                              ---------        ---------

             Total current assets                               148,318          154,308

Property, plant and equipment, net                               11,763           12,497
Investment in affiliates (Note 3)                                17,012           17,949
Excess of investments over net assets acquired                   10,400           10,633
Other assets                                                      5,906            7,326
                                                              ---------        ---------

             Total Assets                                     $ 193,399        $ 202,713
                                                              =========        =========

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

             Accounts payable                                 $   3,264        $   3,325
             Accrued expenses                                     7,108            5,900
             Notes payable and current portion
                of capital lease obligation and
                long-term debt                                    3,326            3,152
             Acquisition payable                                  1,572            1,614
             Deferred revenue                                     4,534            3,500
                                                              ---------        ---------

             Total current liabilities                           19,804           17,491

Convertible subordinated debentures                              80,880           80,880
Long-term debt and capital lease obligation                       4,771            4,938
                                                              ---------        ---------

             Total liabilities                                  105,455          103,309
                                                              ---------        ---------

Minority interest                                                 4,228            4,677
Convertible redeemable preferred stock                            5,650            5,500

Stockholders' equity:
             Common stock                                         2,686            2,682
             Additional paid-in capital                         212,830          212,814
             Accumulated deficit                               (137,875)        (126,795)
             Equity adjustments                                     425              526
                                                              ---------        ---------

             Total stockholders' equity                          78,066           89,227
                                                              ---------        ---------

             Total liabilities and stockholders' equity       $ 193,399        $ 202,713
                                                              =========        =========





                   The accompanying notes are an integral part
                           of the financial statements

                                 SEPRACOR INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE THREE-MONTH PERIODS ENDED
                             MARCH 31,1996 and 1995
                                   (UNAUDITED)



                                                            THREE MONTHS ENDED,
                                                                 MARCH 31,
                                                        --------------------------
                                                         1996                1995
                                                         ----                ----
                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues:
 Product sales                                        $  2,957             $ 3,159
 Collaborative research and development                     25                 200
 License fees and royalties                                131                 141
                                                      --------             -------
         Total revenues                                  3,113               3,500

Costs and expenses:

 Cost of products sold                                   1,262               3,136
 Research and development                                6,279               4,648
 Sales and marketing                                     1,032               1,777
 Administration                                          2,914               3,205
 Legal expense related to patents                          220                 188
                                                      --------             -------
         Total period expenses                          11,707              12,954

         Loss from operations                           (8,594)             (9,454)

Equity in investee losses (Note 3)                      (3,280)
Other income, net                                          285                  92
                                                      --------             -------
         Net loss before minority interests            (11,589)             (9,362)

Minority interests in subsidiaries                         509               2,038
                                                      --------             -------
         Net loss                                     $(11,080)            $(7,324)
                                                      ========             =======

Net loss per share                                     $ (0.41)            $ (0.39)

Weighted average number of common
 and common equivalent shares outstanding               26,832              18,681



                  The accompanying notes are an integral part
                           of the financial statements

                                  SEPRACOR INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                           THREE-MONTH PERIODS ENDED
                                                                     MARCH 31,
                                                           -------------------------
                                                               1996          1995
                                                            ---------      --------
                                                                 (IN THOUSANDS)
Cash flows from operating activities:
Net loss                                                    $(11,080)      $(7,324)
Adjustments to reconcile net loss to net cash
used in operating activities:
Minority interests in subsidiaries                              (509)       (2,038)
Depreciation and amortization                                    888           929
Provision for doubtful accounts                                  107            42
Equity investee losses                                         3,280
Loss on disposal of property and equipment                        10
Changes in operating assets and liabilities:
Accounts receivable                                            1,209         6,008
Receivable from equity investees                              (1,885)
Inventories                                                      274          (204)
Other current assets                                            (535)            9
Accounts payable                                                  84        (2,702)
Accrued expenses                                               1,086        (1,314)
Deferred revenue                                               1,034         3,074
                                                            --------       -------


Net cash used in operating activities                         (6,037)       (3,520)

Cash flows from investing activities:
Purchases of marketable securities                           (51,381)
Sales of marketable securities                                 7,500         1,373
Additions to property and equipment                           (2,004)       (1,178)
Proceeds from sale of equipment                                   69
Increase in other assets                                       1,257          (468)
                                                            --------       -------


Net cash used in investing activities                        (44,559)         (273)

Cash flows from financing activities:
Net proceeds from issuances of stock                              25         5,003
Borrowings of long term debt                                                 1,436
Repayments of long term debt                                    (168)          (74)
Repayments of capital lease obligations                          (27)          (35)
Borrowings under line of credit agreements                       199           748
                                                            --------       -------


Net cash provided by financing activities                         29         7,078

Effect of exchange rates on cash and cash equivalents             23            10

Net (decrease) increase in cash and cash equivalents         (50,544)        3,295
Cash and cash equivalents at beginning of period             135,818        25,397
                                                            --------       -------
Cash and cash equivalents at end of period                  $ 85,274       $28,692
                                                            ========       =======




                  The accompanying notes are an integral part
                           of the financial statements

                                  SEPRACOR INC.
         NOTES TO CONSOLIDATED CONDENSED INTERIM FINANCIAL STATEMENTS



1.  Basis of presentation:

The accompanying consolidated financial statements are unaudited and have been prepared on a basis substantially consistent with the audited financial statements. Certain information and footnote disclosures normally included in the Company's annual financial statements have been condensed or omitted. The consolidated condensed interim financial statements, in the opinion of management, reflect all adjustments (including normal recurring accruals) necessary for a fair presentation of the results for the interim periods ended March 31, 1996 and 1995.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year. These consolidated interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1995, which are contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, filed with the Securities and Exchange Commission.


2.  Inventories:

Inventories consist of the following:

                            March 31,         December 31,
                                1996                  1995
                                ----                  ----
Raw materials                 $  906                $1,104
Work in progress                 427                   279
Finished goods                 1,756                 2,029
                              ------                ------
                              $3,089                $3,412
                              ======                ======

3.  ChiRex:

In March 1996, ChiRex, a newly formed corporation that is a combination of Sterling Organics Limited, a fine chemical manufacturer, and the chiral chemistry business of Sepracor, which was conducted through its subsidiary SepraChem, completed an initial public offering of common stock. ChiRex sold 6,700,000 shares at $13 per share. In exchange for the contribution of SepraChem, Sepracor received 3,489,301 shares of ChiRex common stock and as a result Sepracor owns approximately 32% of ChiRex. Sepracor accounted for this transaction as a non-monetary exchange of assets and, therefore, no gain or loss was recorded as a result of this transaction. Since March 11, 1996 Sepracor carries its investment in ChiRex using the equity method of accounting and, accordingly, recorded $2,344,000 as its share of ChiRex's first quarter losses.

4.  BioSepra loans:

In January 1996, Biosepra signed a Promissory Note for $350,000, or so much of such sum as shall have been advanced by Sepracor. This amount is payable over sixty installments and does not bear interest. BioSepra used the funds for leasehold improvements in its new office space. As of March 31, 1996 BioSepra had received $309,943 under the Promissory Note.

In March 1996 Sepracor agreed to loan to BioSepra $3,500,000. In addition, Sepracor agreed to loan BioSepra up to an additional $2,000,000 until March 1997 (the "loans"). The loans bear interest at prime plus 3/4% and are repayable in March 2000. The loans, including any interest thereon, are convertible into the shares of BioSepra stock, at the option of Sepracor at any time prior to payment. There was $3,500,000 outstanding under this loan as of March 31, 1996.

5. Litigation

Sepracor and BioSepra are defendants in three lawsuits brought by PerSeptive in the United States District Court for the District of Massachusetts. In actions commenced in October 1993 and January 1995, PerSeptive has alleged that Sepracor's and BioSepra's manufacture and sale of HyperD chromatography media infringe four of PerSeptive's United States patents. PerSeptive is seeking unspecified monetary damages as well as injunctive relief. In a separate action, PerSeptive has alleged that certain statements made by Sepracor and BioSepra with respect to the performance of HyperD media, performance of PerSeptive's POROS media, and the internal structures of POROS and HyperD media, including statements made in BioSepra's prospectus dated March 24, 1994, constitute false advertising.

BioSepra has received an opinion of its patent counsel, Pennie & Edmonds, to the effect that a properly informed court should conclude the manufacture, use and/or sale by BioSepra or its customers of the present HyperD products do not infringe any valid claims of the three United States patents held by PerSeptive relating to "perfusion chromatography". Allegations have also been made that another United States patent, which relates to the chemistry of certain coatings applied during the manufacture of HyperD (the "coatings patent"), is infringed by the manufacture, sale or use of HyperD. BioSepra and Sepracor have asserted a counterclaim charging PerSeptive with unfair competition.

On January 9, 1996, the United States District Court for the District of Massachusetts in part granted Sepracor and BioSepra's request for summary judgment with respect to three of PerSeptive's patents concerning "Perfusion Chromatography" (the "January 9 Order"). The Court ruled that persons in addition to those named in the three "perfusion" patents were inventors of the alleged inventions claimed in those patents. This ruling may ultimately dispose of PerSeptive's claims concerning the "perfusion" patents, depending on the Court's resolution of PerSeptive's effort to correct the patents, and the outcome on appeal by PerSeptive of the January 9 Order or appeal by any party of any ruling regarding correction of inventorship.

In its January 9 Order, the Court ruled that PerSeptive's claims related to the three "perfusion" patents would be dismissed on January 19, 1996, if PerSeptive had not requested correction of inventorship by that date. The Court postponed this deadline pending its ruling on PerSeptive's request for certification of an immediate appeal of the January 9 Order to the United States Court of Appeals for the Federal Circuit. On March 12, 1996, the Court denied PerSeptive's motion for immediate appeal and scheduled a hearing on deceptive intent on the part of PerSeptive, if PerSeptive moved to correct inventorship (the "March 12 Order"). The Court required PerSeptive to make any motion to correct by March 31, 1996. In response, PerSeptive requested that the Court vacate its January 9 and March 12 Orders, or in the alternative, correct the patents in such a way that the presently unnamed inventors obtained no rights to license the patents. The court denied PerSeptive's motion to vacate, and scheduled a hearing on PerSeptive's motion to correct the patents for 1996.

According to the January 9 and March 12 Orders, PerSeptive could correct inventorship if it bears the burden of proving that its initial designation of inventors was done without deceptive intent. PerSeptive has asserted that no motion to correct need be filed, and that Sepracor and BioSepra bear the burden of proving deceptive intent. PerSeptive also asserts that the unnamed inventors should not be added to the patents or given any right to license the patents, and that as a matter of law they did not err in not naming the two unnamed inventors, and did not name inventors with deceptive intent. Sepracor and BioSepra contend that if PerSeptive is able to correct inventorship, the presently unnamed inventors would have independent rights to license the "perfusion" patents unless the Court ruled that the unnamed inventors are not entitled to such rights. If inventorship could not be corrected, the "perfusion" patents would be held invalid, subject to appeal by PerSeptive. A decision by the District Court to correct inventorship or preventing the unnamed inventors from licensing the "perfusion" patents, would be subject to appeal by any party. PerSeptive could appeal any decision invalidating the patents for willful misdesignation of inventors.

There can be no assurance that Sepracor will prevail in the pending litigation, and an adverse outcome in any of the patent infringement actions on any of the chromatography patents would have a material adverse effect on Sepracor's future business and operations. BioSepra has entered into a joint development and distribution agreement with Beckman Instruments, Inc. BioSepra is required to repay to Beckman all or part of certain payments if Sepracor terminates Beckman's right to use and sell HyperD media because a court finds HyperD media infringes any third party patents.

Substantial funds have been and continue to be expended in connection with the defense of the litigation. Sepracor has agreed to control the defense of the litigation, and Sepracor and BioSepra share equally in expenses, net of insurance payments. In addition, in the event of any settlement or judgment adverse to BioSepra, Sepracor has agreed to indemnify BioSepra from and against any damages that BioSepra is required to pay with respect to its manufacture, use or sale of HyperD media products occurring prior to March 24, 1994.

6. Summarized income statement information:


The following is the summarized income statement information for HemaSure Inc.
and ChiRex for the three month period ended March 31, 1996:

                                   HEMASURE          CHIREX
                                   --------          ------
                                         (in thousands)
Net sales                          $    81          $  7,599
Gross profit                          (472)            1,568
Income (loss) from continuing
  operations                        (3,114)          (10,096)
Net income (loss)                  $(2,530)         $(10,597)




                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

   Overview


The consolidated financial statements include the accounts of Sepracor Inc. and its majority and wholly owned subsidiaries, including BioSepra,SepraChem( from January 1,1996 to March 11, 1996), NEP and Versicor.

In March 1996, ChiRex, a newly formed corporation that is a combination of Sterling Organics Limited, a fine chemical manufacturer, and the chiral chemistry business of Sepracor, which was conducted through its subsidiary SepraChem, completed an initial public offering of common stock. ChiRex sold 6,700,000 shares at $13 per share. In exchange for the contribution of SepraChem, Sepracor received 3,489,301 shares of ChiRex common stock and as a result Sepracor owns approximately 32% of ChiRex. Sepracor accounted for this transaction as a non-monetary exchange of assets and, therefore, no gain or loss was recorded as a result of this transaction. Since March 11, 1996 Sepracor carries its investment in ChiRex using the equity method of accounting and, accordingly, recorded $2,344,000 as its share of ChiRex's first quarter losses.

         Three months ended March 31, 1996 and 1995

Revenues were $3,113,000 in the three months ended March 31, 1996 compared to $3,500,000 in the same period in 1995.

Product sales are primarily attributable to BioSepra's sales of bioprocessing media, supplies and equipment. The decrease in sales for the first quarter of 1996 as compared to the first quarter of 1995 was primarily related to the sales of production-scale systems, a product line that was discontinued as part of the cost reduction program implemented in June 1995. The Company believes that sales of BioSepra's HyperD media products, which were introduced in 1993, have been adversely affected by, and may continue to be adversely affected by, the pending patent litigation with PerSeptive BioSystems, Inc. ("PerSeptive").- see "Legal Proceedings". BioSepra's future success will depend, in part, on its ability to generate increased sales of its HyperD media products and ProSys Workstation.

Collaborative research and development revenues decreased to $25,000 in the first quarter of 1996 from $200,000 in the first quarter of 1995. The decrease was due to the Company receiving funds from a corporate sponsor for certain research and development activities in the first quarter of 1995 that did not recur in the first quarter of 1996.

Cost of products sold as a percentage of product sales was 43% for the three months ended March 31, 1996 compared to 99% for the same period in 1995. Higher costs in 1995 were the result of sales of Biopass products, a subsidiary of BioSepra which was sold in July 1995 and to a lesser extent, reduced overall manufacturing costs at BioSepra in the first quarter of 1996 as a result of the cost-reduction program implemented in June 1995. Management expects fluctuations in cost of products sold as a percentage of product sales as product mix changes occur period to period.

Research and development expenses increased to $6,279,000 in the first quarter of 1996 from $4,648,000 in the first quarter of 1995. Increased spending was primarily focused on preclinical and clinical trials in the Company's pharmaceutical program.

Selling, general and administrative expenses decreased to $4,166,000 in the three months ended March 31, 1996 from $5,170,000 in the three months ended March 31, 1995. The decrease was primarily due to the impact of HemaSure no longer being consolidated in the results of Sepracor in 1996 and the cost reduction program entered into at BioSepra beginning in June, 1995.

In the first quarter of 1996, equity in loss of investees was $3,280,000. There was no similar amount in 1995. The equity in loss consists of the Company's portion of HemaSure's and ChiRex's net loss in the first quarter of 1996. Included in ChiRex's results were one-time write-offs of $11,076,000 from ChiRex's initial public offering and resulting transactions. Net other income was $285,000 for the first three months of 1996 compared to net other income of $92,000 in 1995. The increase in net other income is due to higher interest income as a result of increased cash balances. Interest and other expenses reflect the amounts borrowed and the prevailing interest rates, and gains or losses on foreign exchange transactions.

Minority interests in subsidiaries resulted in a reduction of consolidated net loss of $509,000 in the three months ended March 31, 1996 and $2,038,000 for the three months ended March 31, 1995. The decrease in the three month periods is the result of decreased losses of BioSepra and the impact of no longer consolidating HemaSure.


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents plus marketable securities of Sepracor and its subsidiaries, including BioSepra, totaled $136,587,000 at March 31, 1996, compared to $143,250,000 at December 31, 1995. Cash and cash equivalents plus marketable securities of Sepracor, excluding BioSepra, at March 31, 1996 were $131,011,000.

The net cash used in operating activities for the three months ended March 31, 1996 was $6,037,000. The net cash used in operating activities includes the net loss of $11,080,000 and the minority interest in subsidiary portion of the net loss of $509,000. This was offset by non-cash charges of $4,285,000. The Company's accounts receivable balance at March 31,1996 decreased by $1,209,000 from the December 31, 1995 balance primarily due to the collection of license fee and trade receivables in the first quarter of 1996. The Company's inventory balance decreased by $274,000 primarily due to no longer consolidating SepraChem. The accounts payable and accrued expense balances increased a total of $1,170,000 from the December 31, 1995 balances primarily due to the timing of disbursements in the first three months of 1996. The deferred revenue balance increased $1,034,000 from the December 31, 1995 balance due to BioSepra's deferral of revenue in connection with the Beckman arrangement. Under the Beckman arrangement, BioSepra may be required to return to Beckman all or part of certain payments made by Beckman under the arrangement if BioSepra fails to meet certain development milestones or if BioSepra terminates Beckman's right to use and sell licensed products, including HyperD media, because a court finds that any such licensed products infringe any third-party patents.

In 1994, Sepracor, BioSepra and HemaSure entered into a revolving credit agreement with a commercial bank that provides for borrowing of up to $2,000,000 per company, not to exceed $5,000,000 in the aggregate. All borrowings are collateralized by certain assets of the companies. The credit agreement contains covenants relating to minimum tangible capital base, minimum cash or cash equivalents and a minimum liquidity ratio for each company. Sepracor is a guarantor of all outstanding borrowings. At March 31, 1996, $2,000,000 was outstanding at BioSepra. There were no amounts outstanding at Sepracor or HemaSure. The annual interest rate on such borrowings is prime plus 3/4%.

In 1994, Sepracor, BioSepra and HemaSure entered into an equipment leasing arrangement that provides for a total of up to $2,000,000 of financing to Sepracor and its subsidiaries for the purpose of financing capital equipment in the U.S. All outstanding amounts are collateralized by the assets so financed and are guaranteed by Sepracor. At March 31, 1996, there was $1,101,000 outstanding under this credit facility.

At March 31, 1996, Sepracor guaranteed $1,818,000 of outstanding bank borrowings of BioSepra SA, BioSepra's wholly owned French subsidiary.

In 1994, Sepracor's wholly-owned subsidiary, Sepracor Canada Limited, entered into two credit agreements with two Canadian provincial and federal business development agencies for approximately $2,960,000 in term debt, of which $2,590,000 is at an annual interest rate of 9.25% and $370,000 is interest free. As of March 31, 1996, approximately $2,745,000 of such term debt was outstanding. Sepracor guarantees $ 2,375,000 of this debt.

In January 1996, BioSepra signed a promissory note for $350,000, or so much of such sum as shall have been advanced by Sepracor. This amount is payable over sixty installments and does not bear interest. BioSepra is using the funds for leasehold improvements in its new office space. As of March 31, 1996, BioSepra had received $310,000 under the Promissory Note.

In March 1996, Sepracor agreed to loan to BioSepra $3,500,000. In addition, Sepracor agreed to loan BioSepra up to an additional $2,000,000 until March 1997 (the "loans"). The loans bear interest at prime plus 3/4% and are repayable in March 2000. The loans, including any interest thereon, are convertible into the shares of BioSepra stock, at the option of Sepracor at any time prior to payment. There was $3,500,000 outstanding under this loan as of March 31, 1996.

Certain of the information contained in this Quarterly Report on Form 10-Q, including information with respect to the safety and efficacy of the Company's ICE[trademark] Pharmaceuticals under development and the scope of the patent protection with respect to these products and information with respect to the Company's other plans and strategy for business, consists of forward looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements are described in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. In addition, the Company will require substantial additional funds for its research and product development programs, operating expenses, the pursuit of regulatory approvals and expansion of its production, sales and marketing capabilities. Adequate funds for these purposes, whether through equity or debt financings, collaborative or other arrangements with corporate partners or from other sources, may not be available when needed or on terms acceptable to the Company. Insufficient funds could require the Company to delay, scale back or eliminate certain of its research and product development programs or to license to third parties to commercialize products or technologies that the Company would otherwise develop or commercialize itself. While the Company believes that its available cash balances will be sufficient to meet its capital requirements into 1998, the Company may need to raise additional funds to support its long-term product development and commercialization programs. There can be no assurance that such capital will be available on favorable terms, if at all. The Company's cash requirements may vary materially from those now planned because of results of research and development, results of product testing, relationships with customers, changes in focus and direction of the Company's research and development programs, competitive and technological advances, patent developments, the FDA regulatory process, the capital requirements of BioSepra and Versicor, and other factors.

Because of the factors, the Company believes that period-to-period comparisons of its financial results are not necessarily meaningful and its expects that its results of operations may continue to fluctuate from period to period in the future.

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal proceedings

Sepracor and BioSepra are defendants in three lawsuits brought by PerSeptive in the United States District Court for the District of Massachusetts. In actions commenced in October 1993 and January 1995, PerSeptive has alleged that Sepracor's and BioSepra's manufacture and sale of HyperD chromatography media infringe four of PerSeptive's United States patents. PerSeptive is seeking unspecified monetary damages as well as injunctive relief. In a separate action, PerSeptive has alleged that certain statements made by Sepracor and BioSepra with respect to the performance of HyperD media, performance of PerSeptive's POROS media, and the internal structures of POROS and HyperD media, including statements made in BioSepra's prospectus dated March 24, 1994, constitute false advertising.

BioSepra has received an opinion of its patent counsel, Pennie & Edmonds, to the effect that a properly informed court should conclude the manufacture, use and/or sale by BioSepra or its customers of the present HyperD products do not infringe any valid claims of the three United States patents held by PerSeptive relating to "perfusion chromatography". Allegations have also been made that another United States patent, which relates to the chemistry of certain coatings applied during the manufacture of HyperD (the "coatings patent"), is infringed by the manufacture, sale or use of HyperD. BioSepra and Sepracor have asserted a counterclaim charging PerSeptive with unfair competition.

On January 9, 1996, the United States District Court for the District of Massachusetts in part granted Sepracor and BioSepra's request for summary judgment with respect to three of PerSeptive's patents concerning "Perfusion Chromatography" (the "January 9 Order"). The Court ruled that persons in addition to those named in the three "perfusion" patents were inventors of the alleged inventions claimed in those patents. This ruling may ultimately dispose of PerSeptive's claims concerning the "perfusion" patents, depending on the Court's resolution of PerSeptive's effort to correct the patents, and the outcome on appeal by PerSeptive of the January 9 Order or appeal by any party of any ruling regarding correction of inventorship.

In its January 9 Order, the Court ruled that PerSeptive's claims related to the three "perfusion" patents would be dismissed on January 19, 1996, if PerSeptive had not requested correction of inventorship by that date. The Court postponed this deadline pending its ruling on PerSeptive's request for certification of an immediate appeal of the January 9 Order to the United States Court of Appeals for the Federal Circuit. On March 12, 1996, the Court denied PerSeptive's motion for immediate appeal and scheduled a hearing on deceptive intent on the part of PerSeptive, if PerSeptive moved to correct inventorship (the "March 12 Order"). The Court required PerSeptive to make any motion to correct by March 31, 1996. In response, PerSeptive requested that the Court vacate its January 9 and March 12 Orders, or in the alternative, correct the patents in such a way that the presently unnamed inventors obtained no rights to license the patents. The court denied PerSeptive's motion to vacate, and scheduled a hearing on PerSeptive's motion to correct the patents for 1996.

According to the January 9 and March 12 Orders, PerSeptive could correct inventorship if it bears the burden of proving that its initial designation of inventors was done without deceptive intent. PerSeptive has asserted that no motion to correct need be filed, and that Sepracor and BioSepra bear the burden of proving deceptive intent. PerSeptive also asserts that the unnamed inventors should not be added to the patents or given any right to license the patents, and that as a matter of law they did not err in not naming the two unnamed inventors, and did not name inventors with deceptive intent. Sepracor and BioSepra contend that if PerSeptive is able to correct inventorship, the presently unnamed inventors would have independent rights to license the "perfusion" patents unless the Court ruled that the unnamed inventors are not entitled to such rights. If inventorship could not be corrected, the "perfusion" patents would be held invalid, subject to appeal by PerSeptive. A decision by the District Cout to correct inventorship or preventing the unnamed inventors from licensing the "perfusion" patents, would be subject to appeal by any party. PerSeptive could appeal any decision invalidating the patents for willful misdesignation of inventors.

There can be no assurance that Sepracor will prevail in the pending litigation, and an adverse outcome in any of the patent infringement actions on any of the chromatography patents would have a material adverse affect on Sepracor's future business and operations. BioSepra is required to repay to Beckman all or part of certain payments if Sepracor terminates Beckman's right to use and sell HyperD media because a court finds HyperD media infringes any third party patents.

Substantial funds have been and continue to be expended in connection with the defense of the litigation. Sepracor has agreed to control the defense of the litigation, and Sepracor and BioSepra share equally in expenses, net of insurance payments. In addition, in the event of any settlement or judgment adverse to BioSepra, Sepracor has agreed to indemnify BioSepra from and against any damages that BioSepra is required to pay with respect to its manufacture, use or sale of HyperD media products occurring prior to March 24, 1994.


Items 2 - 3.    None
- - -----------




Item 4.         Submission of Matters to Vote of Security Holder
- - -------         ------------------------------------------------

                None


Item  5.        None




Item  6.        Exhibits and Reports on Form 8-K
- - --------        --------------------------------

                  a) Exhibits listed in the Exhibit Index which immediately preceding the exhibits attached thereto.

                  b) On March 25, 1996, the Company filed a Current Report on Form 8-K announcing the completion of the initial public offering of common stock of ChiRex Inc. As a result of the public offering Sepracor owns approximately 32% of ChiRex.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                  SEPRACOR INC.


Date:    May 14, 1996                   /s/ Timothy J. Barberich
                                        -----------------------------
                                        Timothy J. Barberich
                                        President and Chief
                                        Executive Officer
                                        (Principal Executive Officer)





Date:    May 14, 1996                   /s/ Robert F. Scumaci
                                        -----------------------------
                                        Robert F. Scumaci
                                        Senior Vice President
                                        of Finance and Administration
                                        (Principal Financial and
                                        Accounting Officer)

                                 EXHIBIT INDEX

27.1    Financial Data Schedule