Form 10-Q
period 1996-06-30
SEPRACOR INC /DE/
filed 1996-08-13
CIK 877357

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)

X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
- - Act of 1934

For the Quarterly period ended: June 30, 1996
                                -------------

  Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
- - Act of 1934

For the transition period from                to
                               ---------------  ---------------

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


                111 LOCKE DRIVE, MARLBOROUGH, MASSACHUSETTS 01752
                -------------------------------------------------
             (Address of Principal Executive Offices) (Zip Code)

                               (508) 481-6700
                               --------------
            (Registrant's Telephone Number, Including Area Code)

                33 LOCKE DRIVE, MARLBOROUGH, MASSACHUSETTS 01752
                ------------------------------------------------
                 (Former name, former address, and former fiscal
                       year if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months( or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    YES  X  NO
                                        ---   ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $.10 per share                       27,069,745
- --------------------------------------            -----------------------------
         Class                                    Outstanding at August 5, 1996

                                SEPRACOR INC.

                                                INDEX
PART I - FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements

           Consolidated Condensed Balance Sheets as of
           June 30, 1996 and December 31, 1995                                   3

           Consolidated Statements of Operations for the Three and Six
           Month Periods Ended June 30, 1996 and 1995                            4

           Consolidated Statements of Cash Flows for the Six Month
           Periods Ended June 30, 1996 and 1995                                  5

           Notes to Consolidated Condensed Interim Financial Statements          6


Item 2.    Management's Discussion and Analysis of Financial                     9
           Condition and Results of Operations



PART II - OTHER INFORMATION                                                     12




SIGNATURES                                                                      15

                                         SEPRACOR INC.
                            CONSOLIDATED CONDENSED BALANCE SHEETS
                                         (Unaudited)
                                                           June 30,    December 31,
                                                             1996          1995
                                                          ---------    ------------
                   ASSETS                                     (in thousands)

Current Assets:
         Cash and cash equivalents                        $  68,418     $ 135,818
         Marketable securities                               53,681         7,432
         Cash in escrow                                                     1,614
         Accounts receivable                                  4,605         5,508
         Inventories                                          3,305         3,412
         Other current assets                                 1,102           524
                                                          ---------     ---------
         Total current assets                               131,111       154,308

Property, plant and equipment, net                           15,965        12,497
Investment in affiliates  (Note 3)                           15,481        17,949
Excess of investments over net assets acquired               10,166        10,633
Other assets                                                  5,574         7,326
                                                          ---------     ---------
         Total Assets                                     $ 178,297     $ 202,713
                                                          =========     =========


                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

         Accounts payable                                 $   3,766     $   3,325
         Accrued expenses                                     7,221         5,900
         Notes payable and current portion
              of capital lease obligation and
              current portion of long-term debt                 870         3,152
         Deferred revenue                                     3,962         3,500
         Acquisition payable                                      -         1,614
                                                          ---------     ---------
         Total current liabilities                           15,819        17,491

Convertible subordinated debentures                          80,880        80,880
Long-term debt and capital lease obligation                   4,576         4,938
                                                          ---------     ---------
         Total liabilities                                  101,275       103,309
                                                          ---------     ---------
Minority interest                                             4,297         4,677
Convertible redeemable preferred stock                        5,800         5,500

Stockholders' equity:
         Common stock                                         2,695         2,682
         Additional paid-in capital                         212,945       212,814
         Accumulated deficit                               (149,130)     (126,795)
         Equity adjustments                                     415           526
                                                          ---------     ---------

         Total stockholders' equity                          66,925        89,227
                                                          ---------     ---------

         Total liabilities and stockholders' equity       $ 178,297     $ 202,713
                                                          =========     =========

                 The accompanying notes are an integral part
                         of the financial statements

                                          SEPRACOR INC.
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                            FOR THE THREE AND SIX-MONTH PERIODS ENDED
                                     JUNE 30,1996 and 1995
                                           (unaudited)

                                            Three month periods ended   Six month periods ended,
                                                      June 30,                 June 30,
                                                      --------                 --------
                                                    (in thousands, except per share amounts)
                                                 1996         1995         1996         1995
                                                 ----         ----         ----         ----
Revenues:
   Product sales                               $  3,869     $  4,177     $  6,826     $  7,336
   Collaborative research and development            --           88           25          287
   License fees and royalties                       673          141          804          282
                                               --------     --------     --------     --------
         Total revenues                           4,542        4,406        7,655        7,905

Costs and expenses:

   Cost of products sold                          2,071        3,133        3,333        6,269
   Research and development                       7,737        5,451       14,016       10,099
   Sales and marketing                              844        1,712        1,876        3,483
   Administration                                 2,997        3,319        5,911        6,529
   Legal expense related to patents                 183          220          403          409
   Restructuring and impairment charge               --        4,144           --        4,144
                                               --------     --------     --------     --------
         Total period expenses                   13,832       17,979       25,539       30,933

         Loss from operations                    (9,290)     (13,573)     (17,884)     (23,028)

Equity in investee losses (Note 3)               (2,094)                   (5,375)
Other income, net                                   146           (1)         432           91
                                               --------     --------     --------     --------
         Net loss before minority interests     (11,238)     (13,574)     (22,827)     (22,937)

Minority interests in subsidiaries                  (18)       3,409          492        5,448
                                               --------     --------     --------     --------

         Net loss                              $(11,256)    $(10,165)    $(22,335)    $(17,489)
                                               ========     ========     ========     ========

Net loss per share                             $  (0.42)    $  (0.54)    $  (0.83)    $  (0.93)

Weighted average number of common
   and common equivalent shares outstanding      26,910       18,763       26,872       18,728


                 The accompanying notes are an integral part
                         of the financial statements

                                       Sepracor Inc.
                           Consolidated Statement of Cash Flows
                                      (unaudited)

                                                         Six-month periods ended
                                                                 June 30,
                                                                 --------
                                                              (in thousands)
                                                            1996         1995
                                                          --------     --------
Cash flows from operating activities:
Net loss                                                  $(22,335)    $(17,489)
Adjustments to reconcile net loss to net cash
used in operating activities:
Minority interests in subsidiaries                            (492)      (5,448)
Depreciation and amortization                                1,621        1,982
Provision for doubtful accounts                                142          205
Loss on disposal of property and equipment                      10
Restructuring and impairment costs                                        2,559
Equity investee losses                                       5,375
Changes in operating assets and liabilities:
Accounts receivable                                            541        5,847
Inventories                                                     18          705
Other current assets                                          (467)         190
Accounts payable                                               604       (3,426)
Accrued expenses                                             1,339       (1,376)
Deferred revenue                                               463        2,971
Accrued restructuring                                         (135)       1,310
                                                          --------     --------

Net cash used in operating activities:                     (13,316)     (11,970)

Cash flows from investing activities:
Purchases of marketable securities                         (77,749)
Sales of marketable securities                              31,500        2,193
Additions to property and equipment                         (7,391)      (2,259)
Proceeds from sale of equipment                                 90
Increase in other assets                                     1,574         (708)
                                                          --------     --------

Net cash (used in) investing activities                    (51,976)        (774)

Cash flows from financing activities:
Net proceeds from issuances of stock                           480        5,477
Borrowings of long term debt                                              3,176
Repayments of long term debt                                  (313)        (152)
Repayments of capital lease obligations                        (55)        (198)
Borrowings under line of credit agreements                  (2,255)      (1,340)
                                                          --------     --------

Net cash provided by (used in) financing activities         (2,143)       6,963

Effect of exchange rates on cash and cash equivalents           35          (12)
                                                          --------     --------

Net decrease in cash and cash equivalents                  (67,400)      (5,793)
Cash and cash equivalents at begining of period            135,818       25,397
                                                          --------     --------
Cash and cash equivalents at end of period                  68,418     $ 19,604
                                                          ========     ========

                 The accompanying notes are an integral part
                         of the financial statements

                                SEPRACOR INC.
         NOTES TO CONSOLIDATED CONDENSED INTERIM FINANCIAL STATEMENTS




1.  Basis of presentation:

The accompanying consolidated financial statements are unaudited and have been prepared on a basis substantially consistent with the audited financial statements. Certain information and footnote disclosures normally included in the Company's annual financial statements have been condensed or omitted. The consolidated condensed interim financial statements, in the opinion of management, reflect all adjustments (including normal recurring accruals) necessary for a fair presentation of the results for the interim periods ended June 30, 1996 and 1995.

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


2.  Inventories:

Inventories consist of the following:
                                          June 30,       December 31,
                                              1996              1995
                                              ----              ----
Raw materials                               $  800             $1,104
Work in progress                               547                279
Finished goods                               1,958              2,029
                                            ------             ------

                                            $3,305             $3,412
                                            ======             ======

3.  ChiRex:

In March 1996, ChiRex, a newly formed corporation that is a combination of Sterling Organics Limited, a fine chemical manufacturer, and the chiral chemistry business of Sepracor, which was conducted through its subsidiary SepraChem, completed an initial public offering of common stock. ChiRex sold 6,700,000 shares at $13 per share. In exchange for the contribution of SepraChem, Sepracor received 3,489,301 shares of ChiRex common stock and as a result Sepracor owns approximately 32% of ChiRex. Sepracor accounted for this transaction as a non-monetary exchange of assets and ,therefore, no gain or loss was recorded as a result of this transaction. Since March 11, 1996, Sepracor carries its investment in ChiRex using the equity method of accounting and, accordingly, recorded $2,907,000 as its share of ChiRex's losses for the six months ended June 30, 1996.

4.  BioSepra loans:

In January 1996, Biosepra signed a Promissory Note for $350,000, or so much of such sum as shall have been advanced by Sepracor. This amount is payable over sixty installments and does not bear interest. BioSepra used the funds for leasehold improvements in its new office space. As of June 30, 1996, BioSepra had received $350,000 under the Promissory Note.

In March 1996, Sepracor agreed to loan to BioSepra $3,500,000. In addition, Sepracor agreed to loan BioSepra up to an additional $2,000,000 until March 1997 (the "loans"). Interest on the loans were prime plus 3/4%. The loans, including any interest thereon, were convertible into the shares of BioSepra stock, at the option of Sepracor at any time prior to payment. On June 10, 1996 Sepracor agreed to loan the additional $2,000,000 to BioSepra. On June 10, 1996 Sepracor converted the outstanding principal amount of $5,500,000 plus accrued interest of $47,639 into 1,369,788 shares of BioSepra common stock. As a result of the conversion Sepracor owns approximately 64% of BioSepra.

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

According to the January 9 and March 12 Orders, PerSeptive could correct inventorship if it bears the burden of proving that its initial designation of inventors was done without deceptive intent. PerSeptive has asserted that no motion to correct need be filed, and that Sepracor and BioSepra bear the burden of proving deceptive intent. PerSeptive also asserts that the unnamed inventors should not be added to the patents or given any right to license the patents, and that as a matter of law they did not err in not naming the two unnamed inventors, and did not name inventors with deceptive intent. Sepracor and BioSepra contend that if PerSeptive is able to correct inventorship, the presently unnamed inventors would have independent rights to license the "perfusion" patents unless the Court ruled that the unnamed inventors are not entitled to such rights. If inventorship could not be corrected, the "perfusion" patents would be held invalid, subject to appeal by PerSeptive. A decision by the District Court to correct inventorship or preventing the unnamed inventors from licensing the "perfusion" patents, would be subject to appeal by any party. PerSeptive could appeal any decision invalidating the patents for willful misdesignation of inventors. The hearing on deceptive intent is expected to be completed on August 8, 1996. PerSeptive also asserts that an additional perfusion chromatography patent has been allowed but has not yet issued and that another patent related to perfusion chromatography has been issued. Sepracor does not know what is claimed in either patent.

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



6. Summarized income statement information:

The following is the summarized income statement information for HemaSure Inc.
and ChiRex Inc. for the three and six month periods ended June 30, 1996:

                                                 Six Months Ended  Three Months Ended
                                                  June 30, 1996      June 30, 1996
                                                  -------------      -------------
                                                            (in thousands)
HEMASURE
- --------

Net sales                                            $  2,081          $ 2,000

Gross profit                                             (596)            (288)

Income(loss) from continuing
operations                                             (7,636)          (4,524)

Net income(loss)                                     $ (6,669)         $(4,141)


CHIREX
- ------

Net sales                                            $ 44,778          $21,976

Gross profit                                            8,406            4,890

Income(loss) from continuing
  operations                                           (7,372)           1,793

Net income(loss)                                     $(10,434)         $   164


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

   Overview


The consolidated financial statements include the accounts of Sepracor Inc.
and its majority and wholly owned subsidiaries, including BioSepra, SepraChem( from January 1, 1996 to March 11, 1996), NEP and Versicor. In June 1996, NEP was merged into Sepracor Inc.


In March 1996, ChiRex, a newly formed corporation that is a combination of Sterling Organics Limited, a fine chemical manufacturer, and the chiral chemistry business of Sepracor, which was conducted through its subsidiary SepraChem, completed an initial public offering of common stock. ChiRex sold 6,700,000 shares at $13 per share. In exchange for the contribution of SepraChem, Sepracor received 3,489,301 shares of ChiRex common stock and as a result Sepracor owns approximately 32% of ChiRex. Sepracor accounted for this transaction as a non-monetary exchange of assets and ,therefore, no gain or loss was recorded as a result of this transaction. Since March 11, 1996, Sepracor carries its investment in ChiRex using the equity method of accounting and, accordingly, recorded $2,907,000 as its share of ChiRex's losses for the six months ended June 30, 1996.

         Three and six months ended June 30,  1996 and 1995

Product sales were $3,869,000 in the three months ended June 30, 1996 compared to $4,177,000 in the same period in 1995. Product sales for the six months ended June 30, 1996 were $6,826,000 compared to $7,336,000 in the same period in 1994.

Product sales are primarily attributable to BioSepra's sales of bioprocessing media, supplies and equipment. The decrease in product sales in both periods was primarily due to the discontinuation of sales of Biopass products, a subsidiary of BioSepra which was sold by BioSepra in July 1995. The Company believes that sales of BioSepra's HyperD media products, which were introduced in 1993, have been adversely affected by, and may continue to be adversely affected by, the pending patent litigation with PerSeptive BioSystems, Inc. ("PerSeptive") - see "Legal Proceedings". BioSepra's future success will depend, in part, on its ability to generate increased sales of its HyperD media products and ProSys Workstation.

License fees and royalty income was $673,000 in the three months ended June 30, 1996 compared to $141,000 in the same period in 1995. License fees and royalty income for the six months ended June 30, 1996 were $804,000 compared to $282,000 in the same period in 1995. The increase in license fee and royalty income for both periods was due to revenue recognized at BioSepra under the Beckman contract.

Cost of products sold as a percentage of product sales was 54% for the three months ended June 30, 1996 compared to 75% for the same period in 1995. Costs of products sold as a percentage of product sales was 49% for the six months ended June 30, 1996 compared to 85% in the same period in 1995. Higher costs in 1995 were the result of sales of Biopass products, and to a lesser extent, reduced overall manufacturing costs at BioSepra in 1996 as a result of the cost-reduction program implemented in June 1995. Management expects fluctuations in cost of products sold as a percentage of product sales as product mix changes occur period to period.

Research and development expenses were $7,737,000 in the three months ended June 30, 1996 compared to $5,451,000 in the same period last year. Research and development expenses were $14,016,000 for the six months ended June 30, 1996 compared to $10,099,000 in the same period last year. Research and development spending was primarily focused on preclinical and clinical trials in the Company's pharmaceutical program.

Selling, marketing, administrative and legal expense related to patents were $4,024,000 for the three months ended June 30, 1996 compared to $5,251,000 for the same period last year. Selling, marketing, administrative and legal expense related to patents were $8,190,000 for the six months ended June 30, 1996 compared to $10,421,000 for the same period last year. The decrease in both periods was primarily due to the impact of HemaSure no longer being consolidated in the results of Sepracor in 1996 and the cost reduction program entered into at BioSepra beginning in June 1995.

Equity in loss of investees was $2,094,000 for the three months ended June 30, 1996 and $5,375,000 for the six months ended June 30, 1996. There was no similar amounts in 1995. The equity in loss consists of the Company's portion of HemaSure's and ChiRex's net loss. Included in ChiRex's results were one-time write-offs of $12,131,000 from ChiRex's initial public offering and resulting transactions. Net other income was $146,000 for the three months ended June 30, 1996 compared to $(1,000) for the same period in 1995. Net other income was $432,000 for the six months ended June 30, 1996 compared to $91,000 for the same period last year. The increase in net other income for both periods is due to higher interest income as a result of increased cash balances.

Minority interests in subsidiaries resulted in an increase of consolidated net loss of $18,000 for the three months ended June 30, 1996 compared to a reduction in the consolidated net loss of $3,409,000 for the same period last year. Minority interests in subsidiaries resulted in a decrease of consolidated net loss of $492,000 for the six months ended June 30, 1996 compared to $5,448,000 for the same period last year. The decrease in the three and six month periods is the result of decreased losses of BioSepra and the impact of no longer consolidating HemaSure.


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents plus marketable securities of Sepracor and its subsidiaries, including BioSepra, totaled $122,099,000 at June 30, 1996, compared to $143,250,000 at December 31, 1995. Cash and cash equivalents plus marketable securities of Sepracor, excluding BioSepra, at June 30, 1996 were $117,275,000.

The net cash used in operating activities for the six months ended June 30, 1996 was $13,316,000. The net cash used in operating activities includes the net loss of $22,335,000 and the minority interest in subsidiary portion of the net loss of $492,000. This was offset by non-cash charges of $7,148,000. The Company's accounts receivable balance at March 31,1996 decreased by $541,000 from the December 31, 1995 balance primarily due to the collection of license fee and trade receivables. The accounts payable and accrued expense balances increased a total of $1,808,000 from the December 31, 1995 balances primarily due to the timing of disbursements. The deferred revenue balance increased $463,000 from the December 31, 1995 balance due to BioSepra's deferral of revenue in connection with the Beckman arrangement. Under the Beckman arrangement, BioSepra may be required to return to Beckman all or part of certain payments made by Beckman under the arrangement if BioSepra fails to meet certain development milestones or if BioSepra terminates Beckman's right to use and sell licensed products, including HyperD media, because a court finds that any such licensed products infringe any third-party patents.

In 1994, Sepracor, BioSepra and HemaSure entered into an equipment leasing arrangement that provides for a total of up to $2,000,000 of financing to Sepracor and its subsidiaries for the purpose of financing capital equipment in the U.S. All outstanding amounts are collateralized by the assets so financed and are guaranteed by Sepracor. At June 30, 1996, there was $1,238,000 outstanding under this credit facility.

At June 30, 1996, Sepracor guaranteed $1,244,000 of outstanding bank borrowings of BioSepra SA, BioSepra's wholly owned French subsidiary.

In 1994, Sepracor's wholly-owned subsidiary, Sepracor Canada Limited, entered into two credit agreements with two Canadian provincial and federal business development agencies for approximately $2,960,000 in term debt, of which $2,590,000 is at an annual interest rate of 9.25% and $370,000 is interest free. As of June 30, 1996, approximately $2,681,000 of such term debt was outstanding. Sepracor guarantees $2,311,000 of this debt.

In January 1996, BioSepra signed a promissory note for $350,000, or so much of such sum as shall have been advanced by Sepracor. This amount is payable over sixty installments and does not bear interest. BioSepra used the funds for leasehold improvements in its new office space. As of June 30, 1996 BioSepra had received $350,000 under the Promissory Note.

In March 1996, Sepracor agreed to loan to BioSepra $3,500,000. In addition, Sepracor agreed to loan BioSepra up to an additional $2,000,000 until March 1997 (the "loans"). Interest on the loans were at prime plus 3/4%. The loans, including any interest thereon, were convertible into the shares of BioSepra stock, at the option of Sepracor at any time prior to payment. On June 10, 1996 Sepracor agreed to loan the additional $2,000,000 to BioSepra. On June 10, 1996, Sepracor converted the outstanding principal amount of $5,500,000 plus accrued interest of $47,639 into 1,369,788 shares of BioSepra common stock. As a result of the conversion Sepracor owns approximately 64% of BioSepra.

Certain of the information contained in this Quarterly Report on Form 10-Q, with respect to the Company's other plans and strategy for business, consists of forward looking statements. Important factors that could cause actual results to differ materially from the forward -looking statements are described in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. In addition, the Company will require substantial additional funds for its research and product development programs, operating expenses, the pursuit of regulatory approvals and expansion of its production, sales and marketing capabilities. Adequate funds for these purposes, whether through equity or debt financings, collaborative or other arrangements with corporate partners or from other sources, may not be available when needed or on terms acceptable to the Company. Insufficient funds could require the Company to delay, scale back or eliminate certain of its research and product development programs or to license to third parties to commercialize products or technologies that the Company would otherwise develop or commercialize itself. While the Company believes that its available cash balances, will be sufficient to meet its capital requirements into 1998 the Company may need to raise additional funds to support its long-term product development and commercialization programs. There can be no assurance that such capital will be available on favorable terms, if at all. The Company's cash requirements may vary materially from those now planned because of results of research and development, results of product testing, relationships with customers, changes in focus and direction of the Company's research and development programs, competitive and technological advances, patent developments, the FDA regulatory process, the capital requirements of BioSepra and Versicor, and other factors.

Because of these factors, the Company believes that period-to-period comparisons of its financial results are not necessarily meaningful and it expects that its results of operations may continue to fluctuate from period to period in the future.

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

According to the January 9 and March 12 Orders, PerSeptive could correct inventorship if it bears the burden of proving that its initial designation of inventors was done without deceptive intent. PerSeptive has asserted that no motion to correct need be filed, and that Sepracor and BioSepra bear the burden of proving deceptive intent. PerSeptive also asserts that the unnamed inventors should not be added to the patents or given any right to license the patents, and that as a matter of law they did not err in not naming the two unnamed inventors, and did not name inventors with deceptive intent. Sepracor and BioSepra contend that if PerSeptive is able to correct inventorship, the presently unnamed inventors would have independent rights to license the "perfusion" patents unless the Court ruled that the unnamed inventors are not entitled to such rights. If inventorship could not be corrected, the "perfusion" patents would be held invalid, subject to appeal by PerSeptive. A decision by the District Court to correct inventorship or preventing the unnamed inventors from licensing the "perfusion" patents, would be subject to appeal by any party. PerSeptive could appeal any decision invalidating the patents for willful misdesignation of inventors. The hearing on deceptive intent is expected to be completed on August 8, 1996. PerSeptive also asserts that an additional perfusion chromatography patent has been allowed but has not yet issued and that another patent related to perfusion chromatography has been issued. Sepracor does not know what is claimed in either patent.


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



Items 2 - 3.       None
- -----------


Item 4.         Submission of Matters to Vote of Security Holder
- ------          ------------------------------------------------

At the Company's Annual Meeting of Stockholders held on May 15, 1996, the following proposals were adopted by the vote specified below:

Proposal                     Total For Each Director         Withheld From Each Director
- --------                     -----------------------         ---------------------------
Election of three Class II Directors:

Timothy J. Barberich                22,209,420                         242,769
Robert F. Johnston                  22,213,070                         239,119
Keith Mansford                      22,067,545                         384,644

                                                             For         Against     Abstain     No Vote
                                                             ---         -------     -------     -------
Approval of amendment to the Company's
Restated Certificate of Incorporation
increasing the authorized number of
shares of Common Stock from
35,000,000 to 40,000,000                                  21,836,271      485,681     74,562       55,675

Approval of amendments to the Company's
1991 Restated Stock Option Plan                           11,527,377    4,598,032    115,002    6,211,778

Approval of amendment to the Company's
1991 Director Stock Option Plan                           14,510,070    1,630,481     99,860    6,211,778

Approval of  1996 Employee Stock
Purchase Plan                                             15,672,629      376,086     77,899    6,325,575

To act upon such other matters                            19,854,282    1,915,236    682,671

     In addition to the three Class II Directors who were reelected for a three-year term at the Annual Meeting, the term of office of each of the following directors continued after the meeting: James G. Andress, Robert J. Cresci and James F. Mrazek(terms expiring in 1997); Digby W. Barrios and Alan A. Steigrod (terms expiring in 1998).

Item  5.              None
- -------



Item  6.    Exhibits and Reports on Form 8-K
- -------     --------------------------------

                  a)Exhibits:

                    Exhibit listed in the Exhibit Index which immediately
                  precedes the exhibits attached thereto.

                  10.1 Amendment to the 1991 Restated Stock Option Plan (the 1991 Restated Stock Option Plan was previously filed and is incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995).
                  10.2 Amendment to the 1991 Director Stock Option Plan (the 1991 Director Stock Option Plan was previously filed and is incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995).
                  10.3   1996 Employee Stock Purchase Plan.



                  27.1     Financial Data Schedule

                   b)  Reports on Form 8-K
                           None

                                   SIGNATURES


Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                  SEPRACOR INC.


Date: August 12, 1996                        /s/  Timothy J. Barberich
                                             ---------------------------
                                                  Timothy J. Barberich
                                                   President and Chief
                                                   Executive Officer
                                             (Principal Executive Officer)






Date:  August 12, 1996                       /s/  Robert F. Scumaci
                                             ----------------------
                                                Robert F. Scumaci
                                            Senior Vice President Finance
                                                and Administration
                                             (Principal Financial and
                                                Accounting Officer)