Form 10-Q
period 1996-09-30
SEPRACOR INC /DE/
filed 1996-11-07
CIK 877357

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                            ------------------------

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)

 X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange --- Act of 1934

For the Quarterly period ended: September 30, 1996
                                ------------------

___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from ____________ to ____________

Commission File Number 0-19410
                       -------

                                  SEPRACOR INC.
             (Exact Name of Registrant as Specified in its Charter)

           Delaware                                     22-2536587
-------------------------------           --------------------------------------
(State or Other Jurisdiction of           (I.R.S Employer Identification number)
 Organization or Incorporation)


                111 LOCKE DRIVE, MARLBOROUGH, MASSACHUSETTS 01752
               ---------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (508) 481-6700
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months( or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES X   NO
                                   ---    ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $.10 per share                      27,246,100
--------------------------------------           -------------------------------
                 Class                           Outstanding at November 4, 1996

                                  SEPRACOR INC.

                                      INDEX

PART I - FINANCIAL INFORMATION

Item 1.   Consolidated Condensed Financial Statements

          Consolidated Condensed Balance Sheets as of
           September 30, 1996 and December 31, 1995 (unaudited)                3

          Consolidated Statements of Operations for the Three and Nine
           Month Periods Ended September 30, 1996 and 1995 (unaudited)         4

          Consolidated Statements of Cash Flows for the Nine Month
           Periods Ended September 30, 1996 and 1995 (unaudited)               5

          Notes to Consolidated Condensed Financial Statements (unaudited)     6


Item 2.   Management's Discussion and Analysis of Financial                    9
          Condition and Results of Operations


PART II - OTHER INFORMATION                                                   12


SIGNATURES                                                                    14

                                  SEPRACOR INC.

                                       CONSOLIDATED CONDENSED BALANCE SHEETS
                                                    (Unaudited)

                                                              September 30,           December 31,
                                                                   1996                    1995
                                                              -------------           ------------
                   ASSETS                                                 (in thousands)

Current Assets:
          Cash and cash equivalents                             $  72,546               $ 135,818
          Marketable securities                                    40,949                   7,432
          Cash in escrow                                                                    1,614
          Accounts receivable                                       2,981                   5,508
          Inventories (Note 2)                                      2,943                   3,412
          Other current assets                                      2,528                     524
                                                                ---------               ---------

          Total current assets                                    121,947                 154,308

Property, plant and equipment, net                                 16,681                  12,497
Excess of investments over net assets acquired                      9,933                  10,633
Investment in affiliates (Note 3)                                  14,174                  17,949
Other assets                                                        6,105                   7,326
                                                                ---------               ---------

          Total assets                                          $ 168,840               $ 202,713
                                                                =========               =========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

          Accounts payable                                      $   2,842               $   3,325
          Accrued expenses                                         11,162                   5,900
          Notes payable and current portion
               of capital lease obligation and
               current portion of long-term debt                      804                   3,152
          Deferred revenue                                          4,066                   3,500
          Acquisition payable                                                               1,614
                                                                ---------               ---------

          Total current liabilities                                18,874                  17,491

Convertible subordinated debentures                                80,880                  80,880
Long-term debt and capital lease obligation                         4,562                   4,938
                                                                ---------               ---------
          Total liabilities                                       104,316                 103,309
                                                                ---------               ---------

Minority interest                                                   4,257                   4,677
Convertible redeemable preferred stock                              5,950                   5,500

Stockholders' equity:
          Common stock                                              2,721                   2,682
          Additional paid-in capital                              213,772                 212,814
          Accumulated deficit                                    (162,540)               (126,795)
          Equity adjustments                                          364                     526
                                                                ---------               ---------

          Total stockholders' equity                               54,317                  89,227
                                                                ---------               ---------

          Total liabilities and stockholders' equity            $ 168,840               $ 202,713
                                                                =========               =========

                   The accompanying notes are an integral part
                           of the financial statements
                                        3

                                  SEPRACOR INC.

                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (unaudited)



                                                        Three month periods ended           Nine month periods ended,
                                                               September 30,                      September 30,
                                                        --------------------------          --------------------------
                                                          1996              1995              1996              1995
                                                        --------          --------          --------          --------
                                                                   (in thousands, except per share amounts)

Revenues:
   Product sales                                        $  3,619          $  3,230          $ 10,445          $ 10,566
   Collaborative research and development                                      141                25               386
   License fees and royalties                                 77                98               881               422
                                                        --------          --------          --------          --------

        Total revenues                                     3,696             3,469            11,351            11,374

Costs and expenses:

   Cost of products sold                                   1,805             2,443             5,138             8,712
   Research and development                               10,631             5,703            24,647            15,164
   Sales and marketing                                       860             1,544             2,736             5,027
   Administration                                          2,807             2,946             8,718             9,883
   Legal expense related to patents                          256               415               659             1,053
   Restructuring and impairment charge                                                                           4,144
                                                        --------          --------          --------          --------

        Total period expenses                             16,359            13,051            41,898            43,983

        Loss from operations                             (12,663)           (9,582)          (30,547)          (32,609)

Equity in investee losses (Note 3)                        (1,091)                             (6,466)
Other income, net                                            212              (588)              644              (499)
                                                        --------          --------          --------          --------

        Net loss before minority interests               (13,542)          (10,170)          (36,369)          (33,108)

Minority interests in subsidiaries                           133             1,973               624             7,421
                                                        --------          --------          --------          --------


        Net loss                                        $(13,409)         $ (8,197)         $(35,745)         $(25,687)
                                                        ========          ========          ========          ========


Net loss per share                                      $  (0.49)         $  (0.37)         $  (1.33)         $  (1.28)


Weighted average number of common
   and common equivalent shares outstanding               27,093            22,186            26,953            20,093


                   The accompanying notes are an integral part
                           of the financial statements
                                        4

                                  SEPRACOR INC.

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (unaudited)

                                                                           Nine-month periods ended
                                                                                September 30,
                                                                         1996                   1995
                                                                       --------               --------
                                                                               (in thousands)

Cash flows from operating activities:
Net loss                                                               $(35,745)              $(25,687)
Adjustments to reconcile net loss to net cash
used in operating activities:
Minority interests in subsidiaries                                         (624)                (7,421)
Depreciation and amortization                                             2,868                  2,651
Provision for doubtful accounts                                             256                    222
Restructuring charge                                                                             2,548
Loss on disposal of equipment                                                10
Equity in investee losses                                                 6,466
Changes in operating assets and liabilities:
Accounts receivable                                                       2,051                  6,145
Inventories                                                                 373                  1,160
Other current assets                                                     (1,697)                  (681)
Accounts payable                                                           (376)                (4,046)
Accrued expenses                                                          5,362                   (498)
Deferred revenue                                                            569                  3,844
Accrued restructuring                                                      (204)                   826
                                                                       --------               --------

Net cash used in operating activities:                                  (20,691)               (20,937)

Cash flows from investing activities:
Purchases of marketable securities                                      (88,348)               (19,562)
Sales of marketable securities                                           54,500                  2,193
Additions to property and equipment                                      (8,594)                (3,004)
Investment in subsidiary                                                                        (6,639)
Proceeds from sale of equipment                                              99
Other assets                                                                980                   (713)
                                                                       --------               --------

Net cash used in investing activities                                   (41,363)               (27,725)

Cash flows from financing activities:
Net proceeds from issuances of stock                                      1,482                 75,000
Borrowings of long term debt                                                                     2,427
Repayments of long term debt                                               (321)                  (286)
Repayments of capital lease obligations                                     (84)                   (44)
(Repayments)borrowings under line of credit agreements                   (2,300)                (2,078)
                                                                       --------               --------

Net cash (used in) provided by financing activities                      (1,223)                75,019

Effect of exchange rates on cash and cash equivalents                         5                     30

Net (decrease) increase in cash and cash equivalents                    (63,272)                26,387
Cash and cash equivalents at begining of period                         135,818                 25,397
                                                                       --------               --------
Cash and cash equivalents at end of period                             $ 72,546               $ 51,784
                                                                       ========               ========

                   The accompanying notes are an integral part
                           of the financial statements
                                        5

                                  SEPRACOR INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.  Basis of presentation:

The accompanying consolidated financial statements are unaudited and have been prepared on a basis substantially consistent with the audited financial statements. Certain information and footnote disclosures normally included in the Company's annual financial statements have been condensed or omitted. The consolidated condensed interim financial statements, in the opinion of management, reflect all adjustments (including normal recurring accruals) necessary for a fair presentation of the results for the interim periods ended September 30, 1996 and 1995.

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

2.  Inventories:

Inventories consist of the following:

                                   September 30,      December 31,
                                       1996               1995
                                   -------------      ------------

Raw materials                         $  847             $1,104
Work in progress                         400                279
Finished goods                         1,696              2,029
                                      ------             ------

                                      $2,943             $3,412
                                      ======             ======

3.  ChiRex:

In March 1996, ChiRex, a newly formed corporation that is a combination of Sterling Organics Limited, a fine chemical manufacturer, and the chiral chemistry business of Sepracor, which was conducted through its subsidiary SepraChem, completed an initial public offering of common stock. ChiRex sold 6,700,000 shares at $13 per share. In exchange for the contribution of SepraChem, Sepracor received 3,489,301 shares of ChiRex common stock and as a result Sepracor owns approximately 32% of ChiRex. Sepracor accounted for this transaction as a non-monetary exchange of assets and ,therefore, no gain or loss was recorded as a result of this transaction. Since March 11, 1996, Sepracor carries its investment in ChiRex using the equity method of accounting and, accordingly, recorded $2,691,000 as its share of ChiRex's losses for the nine months ended September 30, 1996.

4.  BioSepra loans:

In January 1996, Biosepra signed a Promissory Note for $350,000, or so much of such sum as shall have been advanced by Sepracor. This amount is payable over sixty installments and does not bear interest. BioSepra used the funds for leasehold improvements in its new office space. As of September 30, 1996, BioSepra had received $350,000 under the Promissory Note.

In March 1996, Sepracor loaned BioSepra $3,500,000. In addition, Sepracor agreed to loan BioSepra up to an additional $2,000,000 until March 1997 (the "loans"). Interest on the loans was at prime plus 3/4%. The loans, including any interest thereon, were convertible into the shares of BioSepra stock, at the option of Sepracor at any time prior to payment. On June 10, 1996, BioSepra borrowed the additional $2,000,000. On June 10, 1996 Sepracor converted the outstanding principal amount of $5,500,000 plus accrued interest of $47,639 into 1,369,788 shares of BioSepra common stock. As a result of the conversion Sepracor owns approximately 64% of BioSepra.

5. Litigation

Sepracor and BioSepra are defendants in three lawsuits brought by PerSeptive BioSystems, Inc. ("PerSeptive")in the United States District Court for the District of Massachusetts. In actions commenced in October 1993 and January 1995, PerSeptive has alleged that Sepracor's and BioSepra's manufacture and sale of HyperD chromatography media infringe four of PerSeptive's United States patents. PerSeptive is seeking unspecified monetary damages as well as injunctive relief. In a separate action, PerSeptive has alleged that certain statements made by Sepracor and BioSepra with respect to the performance of HyperD media, performance of PerSeptive's POROS media, and the internal structures of POROS and HyperD media, including statements made in BioSepra's prospectus dated March 24, 1994, constitute false advertising. PerSeptive also asserts that an additional perfusion chromatography patent has been allowed but has not yet issued and that another patent related to perfusion chromatography has been issued. Sepracor does not know what is claimed in either patent.

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

In its January 9 Order, the Court ruled that PerSeptive's claims related to the three "perfusion" patents would be dismissed on January 19, 1996, if PerSeptive had not requested correction of inventorship by that date. The Court postponed this deadline pending its ruling on PerSeptive's request for certification of an immediate appeal of the January 9 Order to the United States Court of Appeals for the Federal Circuit. On March 12, 1996, the Court denied PerSeptive's motion for immediate appeal and scheduled a hearing on deceptive intent on the part of PerSeptive, if PerSeptive moved to correct inventorship (the "March 12 Order"). The Court required PerSeptive to make any motion to correct by March 31, 1996. In response, PerSeptive requested that the Court vacate its January 9 and March 12 Orders, or in the alternative, correct the patents in such a way that the presently unnamed inventors obtained no rights to license the patents. The court denied PerSeptive's motion to vacate, and scheduled a hearing on PerSeptive's motion to correct the patents which were completed in August 1996.

According to the January 9 and March 12 Orders, PerSeptive could correct inventorship if it bears the burden of proving that its initial designation of inventors was done without deceptive intent. PerSeptive has asserted that no motion to correct need be filed, and that Sepracor and BioSepra bear the burden of proving deceptive intent. PerSeptive also asserts that the unnamed inventors should not be added to the patents or given any right to license the patents, and that as a matter of law they did not err in not naming the two unnamed inventors, and did not name inventors with deceptive intent. Sepracor and BioSepra contend that if PerSeptive is able to correct inventorship, the presently unnamed inventors would have independent rights to license the "perfusion" patents unless the Court ruled that the unnamed inventors are not entitled to such rights. If inventorship could not be corrected, the "perfusion" patents would be held invalid, subject to appeal by PerSeptive. A decision by the District Court to correct inventorship or preventing the unnamed inventors from licensing the "perfusion" patents, would be subject to appeal by any party. PerSeptive could appeal any decision invalidating the patents for willful misdesignation of inventors. The District Court has not rendered a decision based on the August hearing.

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

6. Summarized income statement information:

The following is the summarized income statement information for HemaSure Inc.
and ChiRex for the three and nine month periods ended September 30, 1996:


                                 Three Months Ended    Nine Months Ended
                                 September 30, 1996    September 30, 1996
                                 ------------------    ------------------
HEMASURE                                     (in thousands)
--------

Net sales                             $ 4,172               $  6,242

Gross profit                            1,076                    464

Income(loss) from continuing
  operations                           (3,943)               (11,580)

Net income(loss)                      $(3,534)              $(10,203)


CHIREX
------

Net sales                             $20,562               $ 65,340

Gross profit                            3,693                 11,960

Income(loss) from continuing
  operations                            1,862                 (5,649)

Net income(loss)                      $   980               $ (9,454)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

   Overview


The consolidated financial statements include the accounts of Sepracor Inc. and its majority and wholly owned subsidiaries, including BioSepra, SepraChem( from January 1,1996 to March 11, 1996), NEP and Versicor. In June 1996, NEP was merged into Sepracor Inc.


In March 1996, ChiRex, a newly formed corporation that is a combination of Sterling Organics Limited, a fine chemical manufacturer, and the chiral chemistry business of Sepracor, which was conducted through its subsidiary SepraChem, completed an initial public offering of common stock. ChiRex sold 6,700,000 shares at $13 per share. In exchange for the contribution of SepraChem, Sepracor received 3,489,301 shares of ChiRex common stock and as a result Sepracor owns approximately 32% of ChiRex. Sepracor accounted for this transaction as a non-monetary exchange of assets and ,therefore, no gain or loss was recorded as a result of this transaction. Since March 11, 1996 Sepracor carries its investment in ChiRex using the equity method of accounting and, accordingly, recorded $2,691,000 as its share of ChiRex's losses for the nine months ended September 30, 1996.

         Three and nine months ended September 30, 1996 and 1995

Product sales were $3,619,000 in the three months ended September 30, 1996 compared to $3,230,000 in the same period in 1995. Product sales for the nine months ended September 30, 1996 were $10,445,000 compared to $10,566,000 in the same period in 1995.

Product sales are primarily attributable to BioSepra's sales of bioprocessing media, supplies and equipment. The decrease in product sales in the nine month period was primarily due to sales of products of Biopass, a subsidiary of BioSepra which was sold in July 1995. The Company believes that sales of BioSepra's HyperD media products, which were introduced in 1993, have been adversely affected by, and may continue to be adversely affected by, the pending patent litigation with PerSeptive. See "Legal Proceedings". BioSepra's future success will depend, in part, on its ability to generate increased sales of its HyperD media products and ProSys Workstation.

License fees and royalty income was $77,000 in the three months ended September 30, 1996 compared to $98,000 in the same period in 1995. License fees and royalty income for the nine months ended September 30, 1996 were $881,000 compared to $422,000 in the same period in 1995. The increase in license fee and royalty income for the nine month period was due to revenue recognized at BioSepra under the Beckman contract.

Cost of products sold as a percentage of product sales was 50% for the three months ended September 30, 1996 compared to 76% for the same period in 1995. Costs of products sold as a percentage of product sales was 49% for the nine months ended September 30, 1996 compared to 82% in the same period in 1995. Higher costs in 1995 were the result of sales of products of Biopass, which was sold in July 1995. To a lesser extent, costs of product sold as a percentage of product sales decreased in 1996 as compared to 1995 as a result of reduced overall manufacturing costs at BioSepra in 1996 due to the cost-reduction program implemented in June 1995. Management expects fluctuations in cost of products sold as a percentage of product sales as product mix changes occur period to period.

Research and development expenses were $10,631,000 in the three months ended September 30, 1996 compared to $5,703,000 in the same period last year. Research and development expenses were $ 24,647,000 for the nine months ended September 30, 1996 compared to $15,164,000 in the same period last year. The increase in research and development expenses in 1996 as compared to 1995 is primarily the result of increased spending on preclinical and clinical trials in the Company's pharmaceutical program.

Selling, marketing, administrative and legal expense related to patents were $3,923,000 for the three months ended September 30, 1996 compared to $4,905,000 for the same period last year. Selling, marketing, administrative and legal expense related to patents were $12,113,000 for the nine months ended September 30, 1996 compared to $15,963,000 for the same period last year. The decrease in both periods was primarily due to the impact of HemaSure no longer being consolidated in the results of Sepracor in 1996 and the cost reduction program entered into at BioSepra beginning in June, 1995.

Equity in loss of investees was $1,091,000 for the three months ended September 30, 1996 and $6,466,000 for the nine months ended September 30, 1996. There was no similar amounts in 1995. The equity in loss consists of the Company's portion of HemaSure's and ChiRex's net loss. Included in ChiRex's results were one-time write-offs of $12,131,000 from ChiRex's initial public offering and resulting transactions. Net other income was $212,000 for the three months ended September 30, 1996 compared to $(588,000) for the same period in 1995. Net other income was $644,000 for the nine months ended September 30, 1996 compared to $(499,000) for the same period last year. The increase in net other income for both periods is due to higher interest income as a result of increased cash balances and the write-off of deferred financing costs by Sepracor in the three months ended September 30, 1995 related to SepraChem.

Minority interests in subsidiaries resulted in a decrease of consolidated net loss of $133,000 for the three months ended September 30, 1996 compared to a decrease in the consolidated net loss of $1,973,000 for the same period last year. Minority interests in subsidiaries resulted in a decrease of consolidated net loss of $624,000 for the nine months ended September 30, 1996 compared to $7,421,000 for the same period last year. The decrease in the three and six month periods is the result of decreased losses of BioSepra and the impact of no longer consolidating HemaSure.


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents plus marketable securities of Sepracor and its subsidiaries, including BioSepra, totaled $113,495,000 at September 30, 1996, compared to $143,250,000 at December 31, 1995. Cash and cash equivalents plus marketable securities of Sepracor, excluding BioSepra, at September 30, 1996 were $ 108,492,000.

The net cash used in operating activities for the nine months ended September 30, 1996 was $20,691,000. The net cash used in operating activities includes the net loss of $35,745,000 and the minority interest in subsidiary portion of the net loss of $624,000. This was offset by non-cash charges of $8,976,000. The Company's accounts receivable balance at September 30, 1996 decreased by $2,051,000 from the December 31, 1995 balance primarily due to the collection of license fee and trade receivables. The accounts payable and accrued expense balances increased a total of $4,782,000 from the December 31, 1995 balances primarily due to the timing of disbursements. The deferred revenue balance increased $569,000 from the December 31, 1995 balance due to BioSepra's deferral of revenue in connection with the Beckman arrangement. Under the Beckman arrangement, BioSepra may be required to return to Beckman all or part of certain payments made by Beckman under the arrangement if BioSepra fails to meet certain development milestones or if BioSepra terminates Beckman's right to use and sell licensed products, including HyperD media, because a court finds that any such licensed products infringe any third-party patents.

In 1994, Sepracor, BioSepra and HemaSure entered into an equipment leasing arrangement that provides for a total of up to $2,000,000 of financing to Sepracor and its subsidiaries for the purpose of financing capital equipment in the U.S. All outstanding amounts are collateralized by the assets so financed and BioSepra's portion is guaranteed by Sepracor. At September 30, 1996, there was $1,172,000 outstanding under this credit facility.

At September 30, 1996, Sepracor guaranteed $ 1,102,000 of outstanding bank borrowings of BioSepra SA, BioSepra's wholly owned French subsidiary.

In 1994, Sepracor's wholly-owned subsidiary, Sepracor Canada Limited, entered into two credit agreements with two Canadian provincial and federal business development agencies for approximately $2,960,000 in term debt, of which $2,590,000 is at an annual interest rate of 9.25% and $370,000 is interest free. As of September 30, 1996, approximately $2,617,000 of such term debt was outstanding. Sepracor guarantees $2,247,000 of this debt.

In January 1996, BioSepra signed a promissory note for $350,000, or so much of such sum as shall have been advanced by Sepracor. This amount is payable over sixty installments and does not bear interest. BioSepra used the funds for leasehold improvements in its new office space. As of September 30, 1996 BioSepra had received $350,000 under the Promissory Note.

In March 1996, Sepracor loaned BioSepra $3,500,000. In addition, Sepracor agreed to loan BioSepra up to an additional $2,000,000 until March 1997 (the "loans"). Interest on the loans was at prime plus 3/4%. The loans, including any interest thereon, were convertible into the shares of BioSepra stock, at the option of Sepracor at any time prior to payment. On June 10, 1996, BioSepra borrowed the additional $2,000,000. On June 10, 1996 Sepracor converted the outstanding principal amount of $5,500,000 plus accrued interest of $47,639 into 1,369,788 shares of BioSepra common stock. As a result of the conversion Sepracor owns approximately 64% of BioSepra.

Certain of the information contained in this Quarterly Report on Form 10-Q, including information with respect to the safety and efficacy of the Company's ICE Pharmaceuticals under development and the scope of the patent protection with respect to these products and information with respect to the Company's other plans and strategy for business, consists of forward looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include the outcome of the Company's litigation with PerSeptive, the results of the Company's clinical trials with respect to its products under development, the scope of the Company's patent protection with respect to its product candidates and other factors described in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. In addition, the Company will require substantial additional funds for its research and product development programs, operating expenses, the pursuit of regulatory approvals and expansion of its production, sales and marketing capabilities. Adequate funds for these purposes, whether through equity or debt financings, collaborative or other arrangements with corporate partners or from other sources, may not be available when needed or on terms acceptable to the Company. Insufficient funds could require the Company to delay, scale back or eliminate certain of its research and product development programs or to license to third parties to commercialize products or technologies that the Company would otherwise develop or commercialize itself. While the Company believes that its available cash balances, will be sufficient to meet its capital requirements into 1998 the Company may need to raise additional funds to support its long-term product development and commercialization programs. There can be no assurance that such capital will be available on favorable terms, if at all. The Company's cash requirements may vary materially from those now planned because of results of research and development, results of product testing, relationships with customers, changes in focus and direction of the Company's research and development programs, competitive and technological advances, patent developments, the FDA regulatory process, the capital requirements of BioSepra and Versicor, and other factors.

Because of the factors, the Company believes that period-to-period comparisons of its financial results are not necessarily meaningful and it expects that its results of operations may continue to fluctuate from period to period in the future.

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal proceedings

Sepracor and BioSepra are defendants in three lawsuits brought by PerSeptive BioSystems, Inc. ("PerSeptive") in the United States District Court for the District of Massachusetts. In actions commenced in October 1993 and January 1995, PerSeptive has alleged that Sepracor's and BioSepra's manufacture and sale of HyperD chromatography media infringe four of PerSeptive's United States patents. PerSeptive is seeking unspecified monetary damages as well as injunctive relief. In a separate action, PerSeptive has alleged that certain statements made by Sepracor and BioSepra with respect to the performance of HyperD media, performance of PerSeptive's POROS media, and the internal structures of POROS and HyperD media, including statements made in BioSepra's prospectus dated March 24, 1994, constitute false advertising. PerSeptive also asserts that an additional perfusion chromatography patent has been allowed but has not yet issued and that another patent related to perfusion chromatography has been issued. Sepracor does not know what is claimed in either patent.

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

In its January 9 Order, the Court ruled that PerSeptive's claims related to the three "perfusion" patents would be dismissed on January 19, 1996, if PerSeptive had not requested correction of inventorship by that date. The Court postponed this deadline pending its ruling on PerSeptive's request for certification of an immediate appeal of the January 9 Order to the United States Court of Appeals for the Federal Circuit. On March 12, 1996, the Court denied PerSeptive's motion for immediate appeal and scheduled a hearing on deceptive intent on the part of PerSeptive, if PerSeptive moved to correct inventorship (the "March 12 Order"). The Court required PerSeptive to make any motion to correct by March 31, 1996. In response, PerSeptive requested that the Court vacate its January 9 and March 12 Orders, or in the alternative, correct the patents in such a way that the presently unnamed inventors obtained no rights to license the patents. The court denied PerSeptive's motion to vacate, and scheduled a hearing on PerSeptive's motion to correct the patents which were completed in August 1996.

According to the January 9 and March 12 Orders, PerSeptive could correct inventorship if it bears the burden of proving that its initial designation of inventors was done without deceptive intent. PerSeptive has asserted that no motion to correct need be filed, and that Sepracor and BioSepra bear the burden of proving deceptive intent. PerSeptive also asserts that the unnamed inventors should not be added to the patents or given any right to license the patents, and that as a matter of law they did not err in not naming the two unnamed inventors, and did not name inventors with deceptive intent. Sepracor and BioSepra contend that if PerSeptive is able to correct inventorship, the presently unnamed inventors would have independent rights to license the "perfusion" patents unless the Court ruled that the unnamed inventors are not entitled to such rights. If inventorship could not be corrected, the "perfusion" patents would be held invalid, subject to appeal by PerSeptive. A decision by the District Court to correct inventorship or preventing the unnamed inventors from licensing the "perfusion" patents, would be subject to appeal by any party. PerSeptive could appeal any decision invalidating the patents for willful misdesignation of inventors. The District Court has not rendered a decision based on the August hearing.

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




Items 2 - 3.       None
-----------

Item 4.     Submission of Matters to Vote of Security Holder       None
------      ------------------------------------------------

Item 5.            None
------

Item 6.     Exhibits and Reports on Form 8-K
------      --------------------------------

                     a) 27.1   Financial Data Schedule

                     b) Reports on Form 8-K
                           None

                                   SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  SEPRACOR INC.


Date:    November 6, 1996                   /s/ Timothy J. Barberich
                                            ------------------------------
                                            Timothy J. Barberich
                                            President and Chief
                                            Executive Officer
                                            (Principal Executive Officer)


Date:    November 6, 1996                   /s/ Robert F. Scumaci
                                            ------------------------------
                                            Robert F. Scumaci
                                            Senior Vice President of
                                            Finance and Administration
                                            (Principal Financial and
                                             Accounting Officer)