Form 10-K
period 1996-12-31
SEPRACOR INC /DE/
filed 1997-03-31
CIK 877357

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

   (Mark One)
   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934


   For the Year Ended December 31, 1996
   ------------------------------------

                 or

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from _______ to _______



                           Commission File No.0-19410
                           --------------------------


                                  Sepracor Inc.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


                    Delaware                               22-2536587
                    --------                               ----------
        (State or Other Jurisdiction of                 (I.R.S. Employer
         Incorporation or Organization                 Identification No.)


       111 Locke Drive, Marlborough, Massachusetts           01752
       -------------------------------------------           -----
        (Address of Principal Executive Offices)          (Zip Code)


       Registrant's telephone number, including area code: (508) 481-6700

        Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:


                              Title of each class
                              -------------------
                          Common Stock, $.10 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes  X                            No
                            ---                              ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ ]

The aggregate market value of voting Common Stock held by nonaffiliates of the registant was approximately $582,593,000, based on the last reported sale price of the Common Stock on the Nasdaq consolidated transaction reporting system on March 14, 1997.

Number of shares outstanding of the registrant's class of Common Stock as of March 14, 1997: 27,416,123 shares.

Documents incorporated by reference:
1996 Annual Report to Stockholders - Part II
Proxy Statement for the 1997 Annual Meeting of Stockholders - Part III

ITEM 1. BUSINESS

                                  THE COMPANY

     Sepracor Inc. ("Sepracor" or the "Company") is applying its expertise in the field of chiral chemistry to develop and commercialize improved chemical entities, called ICE(TM) Pharmaceuticals, which are fundamentally new, patented, single-isomer or active metabolite forms of existing, widely-sold pharmaceuticals. In its drug development program, Sepracor identifies existing racemic drugs that might be replaced by improved single-isomer or active-metabolite forms of such drugs. Sepracor then seeks to develop ICE Pharmaceuticals that offer benefits over the parent racemic compounds, such as reduced side effects, improved therapeutic efficacy, new indications or improved dosage forms. The Company believes that it may be able to develop these improved forms in less time, at lower cost and at reduced risk than that required for typical drug development. Sepracor has 22 issued United States patents for the use of ICE Pharmaceuticals. One of Sepracor's ICE Pharmaceuticals is currently being marketed by Hoechst Marion Roussel, Inc. ("HMRI"). In addition, Sepracor has five ICE Pharmaceuticals in human clinical trials, twelve in preclinical trials and several in the chemistry stage of development. However, there can be no assurance that any of these drugs will be developed successfully.

     Sepracor is developing pharmaceuticals primarily for the respiratory, urology and pain markets:

Respiratory
-----------

LEVALBUTEROL (formerly known as (R)-albuterol), is the purified, active-isomer form of the leading bronchodilator, racemic albuterol, sold by Glaxo Wellcome plc as VentolinR and by Schering Plough Corporation as ProventilR. In the first quarter of 1997, Sepracor completed a multi-site, pivotal Phase III trial comparing two doses of levalbuterol with two doses ofracemic albuterol inhalation solution given by nebulization. The results of the trial confirmed the Company's Phase II results, which indicated an improved therapeutic index for subjects receiving levalbuterol as compared with those receiving racemic albuterol. This parallel-group, placebo controlled study involved 360 patients at 32 clinics in the United States. The Company intends to file a New Drug Application ("NDA") with the FDA in 1997 covering levalbuterol in inhalation solution.

     In addition, the Company has completed a pediatric dosing study to establish appropriate dosage levels for levalbuterol for children. The study was a 43-patient, double-blind, placebo-controlled, crossover trial comparing levalbuterol with racemic albuterol and placebo. The trial compared four doses of levalbuterol, two doses of racemic albuterol and a placebo. The study showed that subjects on levalbuterol, at the highest dose tested, experienced improved lung function, as measured by forced expiratory volume, over subjects treated with doses of racemic albuterol. The study also showed that subjects taking levalbuterol at doses that offered equivalent efficacy to the standard racemic dose demonstrated an approximate 50% reduction in side effects, such as pulse rate change and nervousness.

(R,R)-FORMOTEROL, the first single-isomer, long-acting bronchodilator. This asthma compound is under preclinical development by Sepracor as is designed to offer rapid onset of action and longer duration, a combination that does not exist in currently marketed compounds. Sepracor has patents in several European countries covering the use of formoterol in treating asthma.

FEXOFENADINE or TERFENADINE CARBOXYLATE, is a non-sedating antihistamine and a potentially improved version of HMRI's market leading product SeldaneR. SeldaneR is required to show a warning label indicating that under certain conditions rare cases of serious cardiovascular adverse effects have been observed. Clinical trials have indicated that the active-metabolite of SeldaneR, terfenadine carboxylate, also known as fexofenadine and marketed as Allegra(TM), does not have these effects. Sepracor licensed to HMRI its United States use patent on terfenadine carboxylate, which issued in December 1994. Sepracor will receive royalties on United States sales of Allegra from HMRI when an HMRI patent covering Allegra expires.

NORASTEMIZOLE, an active metabolite of the nonsedating antihistamine astemizole, marketed by Johnson & Johnson as HismanalR, is in Phase I/II trials. In clinical studies conducted to date, Norastemizole has shown quick onset of action and long duration. The metabolite has not shown QT prolongation (a measure of the potentially serious cardiovascular adverse effects) that is sometimes evident in Hismanal(R). Sepracor believes that Norastemizole may be more potent and offer equal or more rapid onset of action than other nonsedating antihistamines.


Urology
-------

(S)-OXYBUTYNIN, the single-isomer form of the leading treatment for urinary incontinence, racemic oxybutynin (marketed by HMRI as DitropanR), is now in Phase I trials. Sepracor believes that drug therapy is not used extensively in the incontinence treatment market largely because pharmaceutical treatments, including racemic oxybutynin, can cause side effects such as dry mouth, nausea, restlessness and cardiovascular effects. While substantial additional preclinical and clinical work is needed to determine the safety and efficacy profile of this drug, Sepracor believes, based on preclinical studies, that S-oxybutynin may provide a more effective treatment for urinary incontinence with reduced side effects. In July 1996, the Company received a U.S. patent for the use of (S)-oxybutynin.

S-DOXAZOSIN, Sepracor is developing the S-isomer of racemic doxazosin, an alpha blocker marketed as CarduraR by Pfizer Inc. ("Pfizer"). Pfizer's drug is used in part to treat benign prostatic hyperplasia ("BPH"), a condition characterized by enlargement of the prostate, that is estimated to affect a majority of males over the age of 55. While further studies and clinical work are needed to determine the safety and efficacy profile of this compound, Sepracor believes, based on preclinical studies, that S-doxazosin may exhibit reduced orthostatic hypotension, or lowering of blood pressure, as compared with racemic oxybutynin. In April 1996, Sepracor received a United States patent covering the use of S-doxazosin for the treatment of BPH.

Pain
----

R-KETOPROFEN. Racemic ketoprofen, marketed by Wyeth-Ayerst as OrudisR and Bayer Corporation as ActronR, is a nonsteroidal anti-inflammatory drug ("NSAID") with analgesic (pain-relieving), antipyretic (fever-lowering) and anti-inflammatory properties. However, ketoprofen can cause serious gastrointestinal irritation. Sepracor has completed two Phase II clinical trials on the use of
(R)-ketoprofen, the single isomer of racemic ketoprofen. These clinical trials indicate that the R-isomer may be a more potent pain reliever and antipyretic than acetaminophen, but with essentially no gastrointestinal side effects or liver toxicity. While further clinical work is needed to determine the safety and efficacy profile of this drug, these studies suggest that (R)-ketoprofen has the potential to be an effective, prescription form NSAID for chronic pain. The Company holds a United States patent on R-ketoprofen.

R-KETOROLAC. Sepracor believes, based on preclinical studies, that
(R)-ketorolac, a single-isomer version of racemic ketorolac, an NSAID marketed by Roche as ToradolR, could be a drug candidate for effective relief with reduced gastrointestinal effects. Sepracor holds a United States patent for the use of R-ketorolac.

S-FLUOXETINE. Sepracor's (S)-fluoxetine is being developed for the new indication of migraine prophylaxis. Current drug therapy for migraines is dominated by agents used to relieve headaches rather than prevent them. Racemic fluoxetine, marketed by Eli Lilly and Company as ProzacR, is a widely prescribed antidepressant, but is not approved for migraine headache preventive therapy. Phase II trials indicated that S-fluoxetine, when compared with a placebo, produced a statistically significant decrease in the frequency of migraine attacks. Sepracor holds a United States patent for the use of S-fluoxetine in the treatment of migraines.

Other
-----

     The Company is currently conducting preclinical studies on the single isomer or active metabolite forms of other marketed compounds listed below.

S-KETOPROFEN. Sepracor is conducting Phase II studies on the S-isomer of ketoprofen in a toothpaste formulation for the treatment of periodontal disease, including gingivitis and periodontitis. Periodontal disease affects approximately three out of four adults over the age of 35. The most severe form of periodontal disease, periodontitis, is characterized by the reabsorption of the alveolar bone tissue surrounding the tooth, ultimately resulting in the loosening and loss of teeth. Based upon preclinical studies, Sepracor believes S-ketoprofen may reduce the bone loss associated with this condition. Sepracor has a United States patent on the use of S-ketoprofen.

R-FLUOXETINE for the improved treatment of depression (racemic fluoxetine is marketed by Eli Lilly and Company as ProzacR for the treatment of depression).

NORCISAPRIDE (active-metabolite form of cisapride, currently marketed by Johnson & Johnson's as PropulsidR) as a treatment for gastrointestinal disturbance.

R-ONDANSETRON (single-isomer version of racemic ondansetron, marketed by Glaxo-Wellcome's as ZofranR) for the treatment of nausea and vomiting. Sepracor holds a United States patent for use of R-ondansetron.

2R,4S-ITRACONAZOLE (single-isomer version of racemic itraconazole, marketed by Johnson & Johnson as SporanoxR) as a antimicrobial with potentially reduced detrimental drug-drug interaction and liver toxicity. Sepracor holds a United States patent for 2R,4S-itraconazole for the treatment of fungal, yeast and dermatophyte infections; and

DESCARBOETHOXYLORATADINE (DCL). DCL, for which Sepracor received a patent in January 1997, is an active metabolite of loratadine, a nonsedating antihistamine marketed by Schering-Plough Corp. as Claritin. Sepracor holds a United States patent for DCL for the treatment of allergic rhinitis.


     Sepracor owns and operates a manufacturing facility in Windsor, Nova Scotia which is designed to meet the requirements of current U.S. Good Manufacturing Practices ("cGMP"). This facility has increased the Company's ability to manufacture large quantities of chiral intermediates and bulk generic single-isomer drugs.

     In March 1996, SepraChem Inc., a wholly owned subsidiary of Sepracor ("SepraChem") and a supplier of chiral fine chemical intermediates that are used by pharmaceutical companies in the production of single isomer drugs, and Sterling Organics, a United Kingdom manufacturer of fine chemicals, were each contributed (the "Contributions") to ChiRex Inc., a Delaware corporation ("ChiRex"), formed for the purpose of effecting the Contributions. In consideration for the Contributions,

Sepracor received shares of ChiRex common stock and the stockholders of Sterling Organics received shares of ChiRex common stock and cash from the proceeds of a public offering of ChiRex common stock which was completed concurrently with the Contributions. Sepracor owns approximately 32% of ChiRex. A registration statement for the offering to the public of the 3,489,301 shares of ChiRex common stock held by Sepracor was declared effective by the Securities and Exchange Commission on March 24, 1997. Sepracor expects to receive net proceeds of approximately $31,125,000 after payment of the underwriting discounts and commissions but before payment of the other expenses associated with the offering. The offering is expected to close on March 31, 1997.

     In 1995, Sepracor established its subsidiary, Versicor Inc. ("Versicor"), a combinatorial chemistry company, to apply Sepracor's expertise in chemical synthesis and systems engineering to create diverse chemical libraries for drug discovery. Versicor integrates biology/genomics, combinatorial chemistry, high-throughput screening and informatics in a balanced format for the purpose of discovering new anti-infective drugs against resistant pathogens.

     In 1994, Sepracor established and independently financed two subsidiaries, BioSepra Inc. ("BioSepra") and HemaSure Inc. ("HemaSure"), through initial public offerings of their common stock. Sepracor's management undertook these transactions to allow Sepracor to concentrate on its core pharmaceutical business while allowing its subsidiaries to focus on the development and commercialization of the Company's bioprocessing technologies.

      BioSepra, a 64% subsidiary of the Company, develops, manufactures and sells chromatographic media and systems for use by pharmaceutical companies in the purification and production of biopharmaceuticals. BioSepra's products enable pharmaceutical companies to reduce the time and cost required to develop and manufacture biopharmaceuticals. HemaSure, a 37% owned subsidiary of the Company, is applying its proprietary filtration and viral inactivation technologies to develop products to increase the safety of donated blood and to improve certain blood collection and transfusion procedures. These products include a leukocyte reduction filter introduced in 1995 and antiviral filters that are under development.

BIOSEPRA

      BioSepra develops, manufactures and sells chromatographic media and systems for use by pharmaceutical companies in the purification and production of biopharmaceuticals. BioSepra's products enable pharmaceutical companies to reduce the time and cost required to develop and manufacture biopharmaceuticals. BioSepra's media products are currently used by pharmaceutical companies in the production of several commercial biopharmaceuticals, including interferons, insulin, human growth hormone, special enzymes and vaccines.

Purification is a critical process in almost every stage in the development and commercialization of a biopharmaceutical, from research through production for clinical trials to commercial production. It is estimated that biopharmaceutical purification accounts for about one-half of overall commercial production costs.

     Chromatography is the principal method used for biopharmaceutical purification. In chromatographic processes, the solution containing both the desired product and unwanted contaminants and impurities is flowed through columns that are packed with chromatographic particles ("media"). As the solution flows through the columns, the target biomolecules are absorbed by the media. The productivity of a chromatographic media depends on the protein binding capacity of the media, the speed at which biomolecules are able to reach the binding sites and the ability of the media to achieve the desired product purity (resolution).

     The principal product lines of BioSepra include its advanced HyperDiffusion Chromatography media, called HyperD(TM) media, established media products other than HyperD media and the ProSys(TM) and BioSys(TM) Workstations.

     HyperD Media. In March 1993, BioSepra introduced HyperD media, which combines the high protein binding capacity of soft gels with the higher flow advantages of rigid porous materials. The soft gel provides a high number of protein binding sites, while the rigid porous materials (or shell) enables the media to resist compression even as solution is flowing at high speeds. The media is therefore able to achieve rapid flow rates while maintaining a high level of protein binding capacity. The Company believes that HyperD media can, in many purification applications, increase productivity. HyperD media is currently being used by several major pharmaceutical companies in the production of biopharmaceuticals.

     In March 1995, BioSepra entered into a strategic marketing alliance with Beckman Instruments, Inc. ("Beckman") under which Beckman will serve as its exclusive worldwide distributor (except in Japan) of certain HyperD media in several sizes of prepacked columns for use in the research and method development markets. In 1996, BioSepra extended the agreement to include Japan and the non-exclusive distribution of additional media for use in the research and method development market. The Company believes that sales of BioSepra's HyperD media products, which were introduced in 1993, have been adversely affected by, and may continue to be adversely affected by, the pending patent litigation with PerSeptive BioSystems, Inc. ("PerSeptive"). See Item 3 "Legal Proceedings."

     Established Media Products. BioSepra offers a line of established chromatographic media products, most of which were introduced in the 1980s. These products, which were developed for use primarily in the blood fractionation industry, currently account for a significant but declining percentage of BioSepra's sales. BioSepra plans to continue to sell these media products for use in existing commercial-scale processes that use these products, as well as new applications that do not require the high bioprocessing performance of HyperD media.

     ProSys and BioSys Workstations. In late 1994, BioSepra introduced its ProSys Workstation, a computer-controlled high pressure liquid chromatography instrument that provides both computer-aided bioprocess engineering capabilities and automation of process experiments. The ProSys Workstation is controlled by BioSepra's ProSys RPD(TM) Software, which is designed to enable customers to optimize process parameters based on a small number of experiments and simulate the performance of alternative designs in a commercial environment to determine resulting process characteristics, equipment requirements and operating and capital costs. Using the ProSys Workstation, a customer will be able to automatically perform experiments, determine optional purification methods and simulate commercial-scale production.

     As part of the strategic alliance established in March 1995 with Beckman, BioSepra developed the BioSys Workstation which is being marketed by Beckman in the research segment of the protein purification market. The BioSys Workstation is similar to the ProSys Workstation, but while the ProSys Workstation focuses on the needs of the process development market, the BioSys Workstation targets the research and method development market which is earlier in the drug development paradigm. Using the BioSys Workstation, a customer is able to automatically perform experiments and determine improved purification methods. The first BioSys Workstation production unit was delivered to Beckman in the first quarter of 1996 and Beckman started market introduction in the second quarter of 1996.

     Other Products. BioSepra sells several chemical products used in biopharmaceutical research. The Company expects that sales of BioSepra's historical line of chromatographic bioprocessing products will not increase in 1997 and that the future success of BioSepra's business will depend on market acceptance of BioSepra's more recent products, such as HyperD media products, the ProSys Workstation and the BioSys Workstation, in the faster growing markets of the biopharmaceutical industry, such as monoclonal antibodies. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Future Operating Results."

     VERSICOR

     Versicor Inc., a majority-owned subsidiary of Sepracor, integrates biology/genomics, combinatorial chemistry, high-throughput screening and informatics in a balanced format to discover new anti-infective drugs against resistant pathogens.

RESEARCH AND DEVELOPMENT

     The Company's total research and development expenses were $17,723,000, $21,707,000 and $35,828,000 for 1994, 1995 and 1996, respectively. In 1994, the
Company also incurred a non-recurring charge of $3,500,000 relating to the purchase of in-process technology, representing that portion of the purchase price paid for Biopass's ongoing research and development projects that had not yet resulted in commercially viable products. Collaborative research and development revenues totaled $303,000, $1,036,000 and $25,000 in 1994, 1995 and
1996, respectively.

MARKETING AND SALES

     In preparing for commercialization of its respiratory product candidates, Sepracor is building a specialty field sales force which initially will focus on the top prescribers: hospital-based pulmonologists, allergists, pediatricians and home health care providers.

     Sepracor plans to co-promote products with a large pharmaceutical marketing partner to focus on market segments (community based general practitioners and internists) where the Company's own sales force is neither well situated nor large enough to optimally penetrate the market. Products for co-promotion may include Sepracor's levalbuterol inhaler formulations and antihistamines, all of which are currently being developed.

     In 1996, BioSepra marketed its products to the biopharmaceutical industrial market through direct sales efforts in the United States and some parts of Europe and through distributors in other countries. BioSepra markets and sells its products through field sales representatives and distributors, supported by application specialists, product managers, and technical support/application develoment personnel in BioSepra's research and development department. Pursuant to BioSepra's agreement with Beckman, Beckman distributes worldwide certain HyperD media products and the BioSys Workstation.

MANUFACTURING

     Sepracor. Sepracor's primary manufacturing operations are located in a 26,000-square-foot fine chemical manufacturing facility located on a five-acre site in

Windsor, Nova Scotia and the Company has an option to purchase additional abutting land. The partially completed facility was acquired by the Company in March 1994. During the balance of 1994, the Company completed construction and made certain improvements designed to bring the facility and manufacturing procedures to compliance with local laws and cGMP. Production at the Nova Scotia facility began in February 1995. This facility has increased the Company's ability to manufacture larger quantities of chiral intermediates and bulk generic single-isomer drugs.

     BioSepra. BioSepra's facilities are located in Marlborough, Massachusetts and Villeneuve-la-Garenne, France. In Massachusetts, BioSepra subleases approximately 13,000 square feet of space from Sepracor, and in France, BioSepra subleases approximately 28,500 square feet of space in Vilieneuve-la-Garenne. Of the total, approximately 20,440 square feet are used for manufacturing operations. At its facility in France, BioSepra produces its chromatographic media. The chromatography plant is currently operating at approximately one-half of full capacity, and BioSepra therefore has the capability to expand production as product sales increase. ProSys and BioSys Workstations are designed and assembled in BioSepra's Marlborough, Massachusetts facility. The Marlborough plant is currently operating at 60% of capacity, and therefore BioSepra has the capability to expand production as product sales increase.

COMPETITION

     Sepracor. In developing ICE Pharmaceuticals, Sepracor's competitors are originator companies developing single isomer forms of drugs and generic drug companies, who will seek to market the racemic mixture following expiration of the innovator's composition-of-matter patent. The Company expects that generic drug company competitors will seek to compete against Sepracor's differentiated product with lower pricing. In addition, any ICE Pharmaceutical developed by the Company is likely to encounter competition from the original brand-name racemic form of the drug following expiration of the innovator's composition-of-matter patent.

     In its ICE Pharmaceutical program, the Company expects to compete primarily by obtaining use patents on the single-isomer or active-metabolite form of existing, widely-sold racemic drugs and by establishing, through preclinical and clinical tests, that such products in single-isomer or active-metabolite form offer benefits over the racemic compounds, such as reduced side effects, improved therapeutic efficacy, new indications or improved dosage forms. Any such patents obtained by Sepracor should exclude others from marketing the targeted single-isomer compound for the indications claimed in Sepracor's issued use patents.

     BioSepra. BioSepra encounters intense competition in the sale of its current and future products. BioSepra's principal competitors are Pharmacia BioTech ("Pharmacia"), Bio-Rad and PerSeptive. These competitors, as well as other companies selling or developing products for the bioseparations market, have financial, marketing and other resources greater than those of BioSepra. In addition, certain competitors have had long-term relationships with many of BioSepra's existing and potential customers.

     Sales of chromatographic media products typically involve long lead times and customers generally evaluate several different media products before committing to a volume purchase. Also, customers typically are reluctant to change the media used in a production process previously approved by the FDA because such a change would require extensive validation and in certain cases would require additional FDA approval. For these reasons, BioSepra's future success will depend in large part on its ability to sell its products to customers at the early stages of their product development cycles. There can be no assurance that BioSepra will be able to compete effectively against its existing or future competitors or that developments by others will not render BioSepra's products or technologies obsolete or noncompetitive.

     Versicor. Versicor expects to encounter intense competition from established pharmaceutical and biotechnology companies that develop combinatorial chemistry capabilities in-house as well as other companies developing and marketing diverse chemical libraries for drug discovery.

GOVERNMENT REGULATION

     Sepracor. The Company and its customers are required to obtain the approval of the FDA and similar health authorities in foreign countries to test clinically and sell commercially pharmaceuticals and biopharmaceuticals for human use.

     Human therapeutics are normally subject to rigorous preclinical and clinical testing. The standard process required by the FDA before a drug may be marketed in the United States includes (i) preclinical laboratory tests, (ii) submission to the FDA of an application for an IND, which must be approved before human clinical trials may commence, (iii) adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug in its intended indication, (iv) submission to the FDA of a New Drug Application ("NDA") and (v) FDA approval of the NDA prior to any commercial sale or shipment of the drug.

     Typically, clinical evaluation involves a three-phase process. In Phase I, the initial introduction of the drug to humans, the drug is tested for safety (adverse effects), dosage tolerance, absorption, distribution, metabolism and excretion. Phase II involves studies in a limited patient population to (i) determine the efficacy of the drug for specific targeted indications, (ii) determine dosage tolerance and optimal dosage and (iii) identify possible adverse effects and safety risks. When a compound is found to be effective and to have an acceptable safety profile in Phase II evaluations, Phase III trials are undertaken to evaluate further clinical efficacy and to further test for safety within an expanded patient population at geographically dispersed clinical study sites. The process of completing clinical testing, obtaining FDA regulatory approval and commencing commercial marketing is likely to take a number of years. There can be no assurance that Phase I, Phase II or Phase III testing will be completed successfully within any specified time period, if at all, with respect to any of the Company's products subject to such testing.

     FDA regulations pertain not only to healthcare products, but also to the processes and production facilities used to produce such products. Although the Company has designed certain portions of its United States and Canadian facilities to conform to cGMP, the FDA will not review the facilities for compliance until the Company produces a product for which FDA commercial approval has been sought. Sepracor is currently subject to environmental regulation pursuant to a variety of federal, provincial and local legislation in Canada. Environmental legislation provides for restrictions and prohibitions on releases or emissions of various substances produced in, and waste by-products from, Sepracor's operations.

     BioSepra. BioSepra's customers are required to obtain the approval of the FDA and similar health authorities in foreign countries to test clinically and sell commercially pharmaceuticals for human use. Although BioSepra's products do not require FDA approval for sale, the FDA and comparable foreign authorities typically review the manufacturing procedures and inspect the facilities and equipment of BioSepra's customers for compliance with applicable rules and regulations. BioSepra's customers will often review and inspect BioSepra's manufacturing facilities prior to ordering products for use in an FDA-approved production process. BioSepra believes that its production and documentation procedures are consistent with GMP.

     In the production of a biopharmaceutical, any material change by a manufacturer of process or equipment generally necessitates additional FDA review and approval. Manufacturers are therefore typically reluctant to change production methods for existing products. For this reason, BioSepra is likely to encounter difficulties in selling its media products to customers which have already applied for or obtained FDA licenses for production processes that specify a different supplier's product.

PATENTS AND PROPRIETARY TECHNOLOGY

     Sepracor. Sepracor (including its affiliates and subsidiaries) has filed patent applications in the United States relating to chiral synthesis and separations, membrane affinity separations, methods of protein purification and single-isomer compounds. Sepracor has filed many patent applications in selected countries other than the United States. In addition, the Company has licensed from third parties certain rights under various patents and patent applications. Certain of these patents and patent applications are licensed to subsidiaries of the Company as described below.

     To the extent that Sepracor invents or discovers a new or useful improvement to an existing racemic mixture for a specific use, and files a United States patent application for such use, a composition or method-of-use patent may be issued. The Company has been issued U.S. patents on the use of single-isomer or active metabolite form of drugs currently marketed as racemic mixtures. The Company is currently pursuing a policy of aggressively seeking patent protection for single-isomer forms of certain existing drugs now sold as racemic mixtures. Even if a patent is issued to the Company for a single-isomer form of a racemic mixture which is currently protected by a third party patent, the Company may not be able to sell products based on any such patent issued to the Company until the expiration of the third party patent.

     BioSepra. Sepracor has entered into a Technology Transfer and License Agreement with BioSepra under which Sepracor has transferred to BioSepra rights to the technology developed by Sepracor relating to the separation of biological molecules (excluding the fields of chiral synthesis, chiral separations and the development, use and sale of chiral drugs and chiral drug intermediates (collectively, the "Sepracor Field") and also excluding the field of HemaSure, as described below). BioSepra holds several patents and pending patent applications, including a United States composition-of-matter patent on HyperD media and comparable foreign patent applications. BioSepra's additional patents relate primarily to the composition of its other media products and certain biopharmaceutical production processes.


EMPLOYEES

     At March 1, 1997, Sepracor and its wholly owned subsidiaries employed 128 persons, of whom 66 were primarily engaged in research, development and engineering activities, 18 in manufacturing, and the remainder in marketing, sales, administration, finance and accounting; and BioSepra employed 59 persons.

ITEM 2. PROPERTIES

     Sepracor's facilities, including those used by BioSepra and Versicor, are located in Marlborough, Massachusetts, San Francisco, California and Villeneuve-la-Garenne, France. In Massachusetts, the Company leases a total of 101,338 square feet of space in two buildings. Approximately 5,000 square feet is devoted to manufacturing operations and the balance to research and development and administration. Two leases currently in effect extend to June 2007 for 32,477 square feet and June 2007 for 68,861 square feet. In
California, Versicor leases approximately 17,000 square feet currently covered by a lease in effect until September 1997. Versicor has also entered into another lease for a facility that is currently under construction in San Francisco, California. This lease is for approximately 55,000 square feet and runs until 2009. In France, BioSepra leases approximately 28,500 square feet of space under a contract that can be terminated by either party upon 18 months' notice. In Nova Scotia, Sepracor's primary operating location is a 26,000-square-foot fine chemical manufacturing facility located on a five-acre site in Windsor, Nova Scotia. The Company has an option to purchase additional abutting land. The facility was acquired by the Company in March 1994. Production at the Nova Scotia facility began in February 1995. To date, only pilot-scale quantities are manufactured at the facility. See "Business -- Manufacturing" for information concerning facilities of BioSepra.


ITEM 3.  LEGAL PROCEEDINGS

     The Company and BioSepra are defendants in three lawsuits brought by PerSeptive Biosystems, Inc., a competitor of BioSepra, in the United States District Court for the District of Massachusetts. In actions commenced in October 1993 and January 1995, PerSeptive has alleged that the Company's and BioSepra's manufacture and sale of HyperD_ chromatography media infringe four of PerSeptive's United States patents. PerSeptive is seeking unspecified monetary damages as well as injunctive relief. In a separate action, PerSeptive has alleged that certain statements made by the Company and BioSepra with respect to the performance of HyperD media, performance of PerSeptive's POROSR media, and the internal structures of POROS and HyperD media, including statements made in BioSepra's Prospectus dated March 24, 1994, constitute false advertising. PerSeptive also asserts that an additional perfusion chromatography patent has been allowed, and that another patent related to perfusion chromatography has been issued. The new perfusion chromatography patent contains claims similar to the other patents the Company and BioSepra are alleged to have infringed.

     BioSepra has received an opinion of its patent counsel to the effect that a properly informed court should conclude the manufacture, use and/or sale by BioSepra or its customers of the present HyperD products do not infringe any valid claims of the three U.S. patents held by PerSeptive relating to "perfusion chromatography." PerSeptive has not formally claimed that the present HyperD products infringe the fourth perfusion patent. Allegations have also been made that another U.S. patent, which relates to the chemistry of certain coatings applied during the manufacture of HyperD (the "coatings patent"), is infringed by the manufacture, sale or use of HyperD. The Company and BioSepra have asserted a counterclaim charging PerSeptive with unfair competition.

     On January 9, 1996, the United States District Court for the District of Massachusetts in part granted the Company's and BioSepra's request for summary judgment with respect to three of PerSeptive's patents concerning "Perfusion Chromatography" (the "January 9 Order"). The Court ruled that persons in addition to those named in the "perfusion" patents were inventors of the alleged inventions claimed in those patents. This ruling may ultimately dispose of PerSeptive's claims concerning the "perfusion" patents, depending on the Court's resolution of PerSeptive's effort to correct the patents and the outcome on appeal by PerSeptive of the January 9 Order or appeal by any party of any ruling regarding correction of inventorship.

     In its January 9 Order, the Court ruled that PerSeptive's claims related to the three "perfusion" patents would be dismissed on January 19, 1996, if PerSeptive had not requested correction of inventorship by that date. The Court postponed this deadline pending its ruling on PerSeptive's request for certification of an immediate appeal of the January 9 Order to the United States Court of Appeals for the Federal Circuit. On March 12, 1996, the Court denied PerSeptive's motion for immediate appeal and scheduled a hearing on deceptive intent on the part of PerSeptive, if PerSeptive moved to correct inventorship (the "March 12 Order"). The Court required PerSeptive to make any motion to correct by March 31, 1996. In response, PerSeptive requested that the Court vacate its January 9 and March 12 Orders, or in the alternative, correct the patents in such a way that the presently unnamed inventors obtained no rights to license the patents. The Court denied PerSeptive's motion to vacate and scheduled a hearing on PerSeptive's motion to correct the patents which was completed in August 1996. The District Court has not rendered a decision based on the August hearing.

     According to the January 9 and March 12 Orders, PerSeptive could correct inventorship if it bears the burden of proving that its initial designation of inventors was done without deceptive intent. PerSeptive has asserted that no motion to correct need be filed, and that the Company and BioSepra bear the burden of proving deceptive intent. PerSeptive also asserts that the unnamed inventors should not be added to the patents or given any right to license the patents, and that as a matter of law they did not err in not naming the two unnamed inventors, and did not name inventors with deceptive intent. The Company and BioSepra contend that if PerSeptive is able to correct inventorship, the presently unnamed inventors would have independent rights to license the "perfusion" patents unless the Court ruled that the unnamed inventors are not entitled to such rights. If inventorship could not be corrected, the "perfusion" patents would be held invalid, subject to appeal by PerSeptive. A decision by the District Court to correct inventorship, or preventing the unnamed inventors from licensing the "perfusion" patents, would be subject to appeal by any party. PerSeptive could appeal any decision invalidating the patents for willful misdesignation of inventors.

     There can be no assurance that the Company and BioSepra will prevail in the pending litigation, and an adverse outcome in any of the patent infringement actions on any of the chromatography patents would have a material adverse effect on the Company's and BioSepra's future business and operations. BioSepra has entered into a joint development and distribution agreement with Beckman Instruments, Inc. BioSepra is required to repay to Beckman all or part of certain payments if BioSepra terminates Beckman's right to use and sell HyperD media because a court finds HyperD media infringes any third party patents.

     Substantial funds have been and continue to be expended in connection with the defense of the litigation. The Company has agreed to control the defense of the litigation, and the Company and BioSepra share equally in expenses, net of insurance payments. In addition, in the event of any settlement or judgment adverse to BioSepra, the Company has agreed to indemnify BioSepra from and against any damages that BioSepra is required to pay with respect to its manufacture, use or sale of HyperD media products occurring prior to March 24, 1994.

     HemaSure is a defendant in two lawsuits brought by Pall Corporation ("Pall"). In complaints filed in February 1996 and November 1996, Pall alleged that HemaSure's manufacture, use and/or sale of the LeukoNet product infringes upon three patents held by Pall.

     On October 14, 1996, in connection with the first action concerning U.S. Patent No. 5,451,321, HemaSure filed a motion for summary judgement of noninfringement. Pall filed a cross motion for summary judgment of infringement at the same time. The parties are awaiting the Court's decision.

     With respect to the second action concerning U.S. Patent Nos. 4,340,479 ("the '479 patent") and 4,952,572 ("the '572 patent"), HemaSure has answered the complaint stating that it does not infringe any claim of the asserted patents. Further, Hemasure has counterclaimed for declaratory judgment of invalidity, noninfringement and unenforceablility of the '572 patent, and a declaratory judgment of noninfringement of the '479 patent, as a result of a license.

     HemaSure believes, based on advice of its patent counsel, that a properly informed court should conclude that the manufacture, use and/or sale by HemaSure or its customers of the present LeukoNet product does not infringe any valid enforceable claim of the three asserted Pall patents. However, there can be no assurance that HemaSure will prevail in the pending litigations, and an adverse outcome in a patent infringement action would have a material adverse effect on HemaSure's future business and operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders of the Company, through solicitation of proxies or otherwise, during the last quarter of the year ended December 31, 1996.

EXECUTIVE OFFICERS OF THE REGISTRANT


     The following table sets forth the names, ages and positions of the current executive officers of the Company.


      Name                    Age                 Position
      ----                    ---                 --------

Timothy J. Barberich          48        President, Chief Executive
                                        Officer and Director

David S. Barlow               40        Executive Vice President;
                                        President, Pharmaceuticals

David P. Southwell            36        Executive Vice President;
                                        Chief Financial Officer

James R. Hauske, Ph.D.        43        Senior Vice
                                        President Discovery

Paul D. Rubin, M.D.           43        Senior Vice President Drug
                                        Development

Robert F. Scumaci             37        Senior Vice President, Finance and
                                        Administration and Treasurer


     Mr. Barberich, a founder of the Company, has been a director of the Company and its President and Chief Executive Officer since the Company's inception. Prior to founding the Company, Mr. Barberich served in a number of executive and managerial capacities at Millipore Corporation, which he joined in 1973. Most recently prior to founding Sepracor, Mr. Barberich served as Vice President and General Manager of Millipore's Medical Products Division and as General Manager of Millipore's Laboratory Products Division. Mr. Barberich is Chairman of the Board of Directors of BioSepra.

     Mr. Barlow, has served as Executive Vice President and President, Pharmaceuticals since October 1995. From July 1993 to October 1995, Mr.
Barlow held the position of Senior Vice President and General Manager of the Pharmaceutical Division of Sepracor. From 1991 to 1993, he was President of the Business Group, a management consulting firm. Previously, he was Vice President, Worldwide Marketing and Business Development of Armour Pharmaceutical Company, a subsidiary of Rhone-Poulenc Rorer Inc., from 1988 to 1991. Prior to that time, he was associated with Pfizer, Inc. and Ares-Serono, Inc. in various business planning and marketing positions. Mr. Barlow is a director of HemaSure.

     Mr. Southwell, has served as Executive Vice President, Chief Financial Officer of the Company since October 1995 and served as Senior Vice President and Chief Financial Officer of the Company from July 1994 to October 1995. From August 1988 until July 1994, Mr. Southwell was associated with Lehman Brothers, a securities firm, in various positions with the investment banking division, most recently in the position of Vice President.

     Dr. Hauske has served as Senior Vice President, Discovery of the Company since October 1995. Prior to joining the Company from June 1994 to October 1995 Dr. Hauske was employed by Arris Pharmaceuticals, a pharmaceutical company, as Director of Combinatorial Chemistry and Receptor Chemistry. Before joining Arris Pharmaceuticals, Dr. Hauske worked for Pfizer Central Research in Groton, Connecticut. While, at Pfizer, Dr. Hauske was a member of the project management team that discovered Pfizer's azamacrolide antibacterial zithromax(R).

     Dr. Rubin has served as Senior Vice President, Drug Development of the Company since April 1996. He was formerly Vice President and Worldwide Director of Clinical Pharmacology for Glaxo-Wellcome, a pharmaceutical company, from 1993 until 1996 and Vice President, Immunology and Metabolic Disease for Abbott Laboratories, a pharmaceutical company, from 1987 until 1993. Dr. Rubin was responsible for early clinical development of Glaxo-Wellcome's entire portfolio. While at Abbott Laboratories Dr. Rubin was responsible for the development of the 5-lipoxygenase inhibitor, zileuton.

     Mr. Scumaci has served as Senior Vice President, Finance and Administration and Treasurer of the Company since March 1996. He was Vice President and Controller of the Company from March 1995 until March 1996. From 1987 to 1994, Mr. Scumaci was employed by Ares-Serono Group, a multinational pharmaceutical company, most recently as Vice President -- Finance and Administration of North American Operations. Previously, he was associated with Revlon and Coopers & Lybrand in various finance and accounting capacities.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Incorporated by reference from the Company's 1996 Annual Report to Stockholders (the "1996 Annual Report") under the headings "Supplemental Stockholder Information -- Price Range of Common Stock" and "Supplemental Stockholder Information -- Dividend Policy."

     The Company did not issue or sell any equity securities during the quarter ended December 31, 1996 that were not registered under the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA

     Incorporated by reference from the Company's 1996 Annual Report under the heading "Sepracor Inc. Selected Financial Data."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Incorporated by reference from the 1996 Annual Report under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements filed as part of this Annual Report on Form 10-K are incorporated by reference from the 1996 Annual Report under the headings "Consolidated Financial Statements and Notes Thereto" and are listed under Item 14 below.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no disagreements on accounting and financial disclosure matters.


                                    PART III

ITEMS 10-13.

     The information required for Part III in this Annual Report on Form 10-K is incorporated by reference from the Company's definitive proxy statement for the Company's 1997 Annual Meeting of Stockholders. Such information will be contained in the sections of such proxy statement captioned "Stock Ownership of

Certain Beneficial Owners and Management", "Proposal 1 - Election of Directors", "Board and Committee Meetings", "Compensation for Directors", "Compensation of Executive Officers", "Certain Relationships and Related Transactions", "Employment Agreements" and "Section 16(a) Beneficial Ownership Reporting Compliance." Information regarding executive officers of the Company is also furnished in Part I of this Annual Report on Form 10-K under the heading "Executive Officers of the Registrant".


                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


     (a) The following documents are included or incorporated by reference from the 1996 Annual Report.

                                                                           Page*
                                                                           -----

     1. The following financial statements (and related notes) of the Company are incorporated by reference from the 1996 Annual Report.

          Report of Independent Accountants                                 23*

          Consolidated Balance Sheets at December 31, 1996 and 1995         24*

          Consolidated Statements of Operations for the Years Ended
          December 31, 1996, 1995 and 1994                                  25*

          Consolidated Statements of Stockholders' Equity for the Years
          Ended December 31, 1996, 1995 and 1994                            26*

          Consolidated Statements of Cash Flows for the Years Ended
          December 31, 1996, 1995 and 1994                                  27*

          Notes to the Consolidated Financial Statements                    28*


--------------

*References are to page numbers in the 1996 Annual Report. The financial statements (and related notes) are incorporated by reference from the 1996 Annual Report.


     2. The schedule listed below and the Report of Independent Accountants on financial statement schedule are filed as part of this Annual Report on Form 10-K:


                                                                           Page
                                                                           ----
          Report of Independent Accountants on Financial Statement
            Schedule                                                        S-1

          (i) Schedule II -- Valuation and Qualifying Accounts              S-2

          All other schedules are omitted as the information required is inapplicable or the information is presented in the consolidated financial statements or the related notes.

     3. The Exhibits listed in the Exhibit Index immediately preceding the Exhibits filed as a part of this Annual Report on Form 10-K.

    (b) No Current Reports on From 8-K have been filed by the Company during the last quarter of the year ended December 31, 1996.


     The following trademarks are mentioned in this Annual Report on Form 10-K:

     Sepracor and ICE are trademarks of Sepracor. BioSepra, HyperD, HyperDiffusion and ProSys are trademarks of BioSepra. HemaSure, LeukoNet, LeukoVir, SteriPath, PlasmaSep and CellWasher are trademarks of HemaSure. SepraChem and ChiRedox are trademarks of ChiRex. This Annual Report on Form 10-K also contains trademarks of other companies.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SEPRACOR INC.





                                        By: /s/ Timothy J. Barberich
                                           -------------------------------------
                                           Timothy J. Barberich
                                           President and Chief Executive Officer

                                        Date:  March 31, 1997


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                                      Title                                Date
---------                                      -----                                ----


 /s/ Timothy J. Barberich          President, Chief Executive Officer           March 31, 1997
--------------------------         and Director (Principal Executive
Timothy J. Barberich               Officer)

 /s/ David P. Southwell            Executive Vice President and                 March 31, 1997
--------------------------         Chief Financial Officer
David P. Southwell

 /s/ James G. Andress              Director                                     March 31, 1997
--------------------------
James G. Andress

 /s/ Digby W. Barrios              Director                                     March 31, 1997
--------------------------
Digby W. Barrios

 /s/ Robert J. Cresci              Director                                     March 31, 1997
--------------------------
Robert J. Cresci

 /s/ Robert F. Johnston            Director                                     March 31, 1997
--------------------------
Robert F. Johnston

 /s/ Keith Mansford                Director                                     March 31, 1997
--------------------------
Keith Mansford

 /s/ James F. Mrazek               Director                                     March 31, 1997
--------------------------
James F. Mrazek

 /s/ Alan A. Steigrod              Director                                     March 31, 1997
--------------------------
Alan A. Steigrod

 /s/ Robert F. Scumaci             Senior Vice President, Finance and           March 31, 1997
--------------------------         Administration and Treasurer
Robert F. Scumaci                  (Principal Financial and
                                   Accounting Officer)


                      REPORT OF INDEPENDENT ACCOUNTANTS
                      ---------------------------------



To the Board of Directors and Stockholders of Sepracor, Inc.

Our report on the consolidated financial statements of Sepracor, Inc. has been incorporated by reference in this Form 10-K from page 23 of the 1996 Annual Report to Stockholders of Sepracor, Inc. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in item 14(b) of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information to be included therein.


                                       /s/ Coopers & Lybrand LLP

Boston, Massachusetts
February 13, 1997.

                             ARTHUR ANDERSEN LLP



             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE


To the Board of Directors and Shareholders of BioSepra Inc. and subsidiaries:

We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of BioSepra Inc. and subsidiaries and have issued our report thereon dated January 29, 1997. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14(a)2 herein is the responsibility of the Company's managements and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein, in relation to the basic financial statements taken as a whole.



                                       /s/ Arthur Andersen LLP


Boston, Massachusetts
January 29, 1997

                                SEPRACOR, INC.

               Schedule II - Valuation and Qualifying Accounts

===================================================================================================================================
      Column A                Column B                              Column C                            Column D         Column E
-----------------------------------------------------------------------------------------------------------------------------------
                                                                   Additions
                             Balance at     ----------------   -----------------  ------------------
    Description              beginning                                                                Deductions(2)    Balance at
                             of period      Charged to costs                          Charged to                      end of period
                                              and expenses                         other accounts (1)
-----------------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1996

  Accounts Receivable Reserves  $132,334          $172,000                                             $ (71,324)        $233,010

Year ended December 31, 1995

  Accounts Receivable Reserves    84,759           285,575                              (214,000)        (24,000)         132,334

Year ended December 31, 1994

  Accounts Receivable Reserves  $133,335          $ 61,000                                             $(109,576)        $ 84,750


(1) These amounts relate to changes in the translation rate of the Company's international subsidiary, and the write-off of the reserve from the sale of Biopass S.A.

(2) Collections and bad debt write-offs. Also includes $70,324 as a result of Sepracor merging its wholly-owned subsidiary, SepraChem Inc., into ChiRex Inc.

                                 Exhibit Index
                                 -------------


     The following exhibits are filed as part of this Annual Report on Form
10-K.


Exhibit No.                         Description                                       Page
-----------                         -----------                                       ----

     3.1(8)    --   Restated Certificate of Incorporation of the Company as amended.

     3.2(1)    --   Amended and Restated By-Laws of the Company.

     4.1(1)    --   Specimen Certificate for shares of Common Stock, $.10 par
                    value, of the Company.

     4.2(2)    --   Form of 7% Convertible Subordinated Debenture due 2002.

    10.1(1)    --   Second Amended and Restated Registration Rights Agreement
                    dated as of June 28, 1991 by and among the Company and the persons listed on Schedule I thereto.

 (*)10.2       --   The Company's 1991 Restated Stock Option Plan, as amended
                    and restated.

 (*)10.3       --   The Company's 1991 Director Stock Option Plan, as amended
                    and restated.

    10.4(2)    --   Lease as to Marlboro Industrial Park, dated December 12,
                    1995, between Valerie A. Colbert, Trustee of Second Marlboro
                    Development Trust under Declaration of Trust dated September
                    15, 1972 and the Company.

(*) 10.5       --   The Company's 1996 Employee Stock Purchase Plan, as amended and restated.

    10.6(3)+   --   License Agreement dated June 1, 1993, between the Company
                    and MMD.

    10.7(3)    --   Stock Purchase Agreement between the Company and MMD.

    10.8(4)    --   Technology Transfer and License Agreement dated as of
                    January 1, 1994 between the Company and BioSepra.



     10.9(4)   --   Technology Transfer and License Agreement dated as of
                    January 1, 1994 between the Company and HemaSure.

     10.10(2)  --   Technology Transfer and License Agreement, effective January
                    1, 1995, between Sepracor and SepraChem.

     10.11(5)  --   Series A Convertible Preferred Stock Purchase Agreement
                    dated September 30, 1994 by and among the Company and OFD
                    Partners, L.P.

(*)  10.12(6)  --   Letter Agreement, dated September 30, 1993, between the
                    Company and David S. Barlow.

(*)  10.13(6)       Letter Agreement, dated June 10, 1994, between the Company and David Southwell.

(*)  10.14     --   Letter Agreement, dated February 23, 1996, between the
                    Company and Paul D. Rubin.

(*)  10.15     --   Letter Agreement, dated February 23, 1995, between the
                    Company and Robert F. Scumaci.

(*)  10.16     --   Consulting Agreement between the Company and Mr. Steigrod, dated September 1, 1996.

(*)  10.17     --   Consulting Agreement between the Company and Mr. Mansford, dated February 1, 1996.

     10.18     --   Notes from Mr. Barlow to the Company

     10.19     --   Promissory Note from Paul Rubin to the Company, dated May
                    23, 1997

     10.20(6)  --   Series B Preferred Stock Purchase Agreement dated March 14,
                    1995 between the Company and Beckman Instruments, Inc.

     10.21(6)  --   Revolving Credit and Security Agreement by and between Fleet
                    Bank of Massachusetts, N.A. and the Company dated December
                    28, 1994.

     10.22(6)  --   Intellectual Property Security Agreement by and between
                    Fleet Bank of Massachusetts, N.A. and the Company dated
                    December 28, 1994.



     10.23(6)  --   Pledge Agreement by and between Fleet Bank of Massachusetts,
                    N.A. and the Company dated December 28, 1994.

     10.24     --   Amended and Restated Revolving Credit and Security
                    Agreement among Fleet National Bank, the Registrant and
                    Sepracor Securities Corporation, dated December 31, 1996.

     10.25     --   Confirmation of and Amendment to Intellectual Property
                    Security Agreement, dated February 1997.

     10.26     --   Guaranty Agreement, dated December 31, 1996, between the
                    Registrant and Fleet National Bank for Versicor Inc.

     10.27     --   Deposit Pledge Agreement, dated December 31, 1996, between the Registrant and Fleet National Bank.

     10.28     --   Amended and Restated Promissory Note, dated December 31,
                    1996, between the Registrant, Sepracor Securities
                    Corporation and Fleet National Bank.

     10.29     --   Guaranty Agreement, dated December 31, 1996, between the
                    Registrant and Fleet National Bank for Biosepra Inc.

     10.30(2)  --   Subscription Agreement, dated as of November 1, 1995, among the Company, Lehman Brothers International (Europe) and
                    Smith Barney Inc.

     10.31(2)  --   Fiscal Agency Agreement, dated as of November 1, 1995,
                    between the Company and Chemical Bank, as Fiscal Agent.

     10.32(7)  --   Agreement and Plan of Merger by and among ChiRex Inc.,
                    SepraChem Inc., the Company, SepraChem Merger Corporation,
                    et al, dated as of February 6, 1996, as amended.

     10.33(2)  --   Sublease, dated as of December 12, 1995, between Digital
                    Equipment Corporation and the Company.

     13        --   1996 Annual Report to Stockholders (which shall be deemed
                    filed only with respect to those portions specifically
                    incorporated by reference herein).

     21        --   Subsidiaries of the Company.

     23.1      --   Consent of Coopers & Lybrand L.L.P.

     23.2      --   Consent of Arthur Andersen LLP

     27        --   Financial Data Schedule

     99        --   Report of Arthur Andersen LLP

----------------
(*) Management contract or compensatory plan or arrangement filed as an exhibit to this Form pursuant to Items 14(a) and 14(c) of Form 10-K.

(1) Incorporated herein by reference from the Company's Registration Statement on Form S-1 (File No. 33-41653).

(2) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1995.


(3) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993.

(4) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

(5) Incorporated by reference from the Company's Ouarterly Report on Form 10-Q for the quarter ended September 30,1994.

(6) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

(7) Incorporated by reference from the Company's Current Report on Form 8-K dated March 25, 1996.

(8) Incorporated by reference to the Registrant's Registration Statement on Form S-8, filed on June 5, 1996, relating to the 1991 Director Stock Option Plan.