Form 10-Q
period 1997-03-31
SEPRACOR INC /DE/
filed 1997-05-14
CIK 877357

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


(Mark One)

 X   Quarterly report pursuant  to Section 13 or 15(d) of the Securities
---  Exchange Act of 1934


For the Quarterly period ended: March 31, 1997
                                --------------

     Transition report pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934

For the transition period from                to
                              ----------------  -----------------

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

                                    YES  X  NO
                                        ---    ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $.10 per share                 27,429,035
--------------------------------------          --------------------------
         Class                                  Outstanding at May 7, 1997

                                  SEPRACOR INC.

                                      INDEX

PART I -  FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements

            Consolidated Balance Sheets as of
            March 31, 1997 and December 31, 1996                           3

            Consolidated Statements of Operations for the Three
            Month Periods Ended March 31, 1997 and 1996                    4

            Consolidated Statements of Cash Flows for the Three Month
            Periods Ended March 31, 1997 and 1996                          5

            Notes to Consolidated Interim Financial Statements             6


Item 2.     Management's Discussion and Analysis of Financial              9
            Condition and Results of Operations



PART II - OTHER INFORMATION                                               12



SIGNATURES                                                                14

                                  SEPRACOR INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

 (in thousands)                                       MARCH 31   DECEMBER 31,
                                                        1997         1996
                                                     ---------    ---------
               ASSETS

Current Assets:
   Cash and cash equivalents                         $ 107,733    $  83,344
   Marketable securities                                14,944       20,306
   Accounts receivable                                   3,316        3,129
   Inventories (Note 2)                                  3,084        3,481
   Other current assets                                  1,543        1,588
                                                     ---------    ---------

   Total current assets                                130,620      111,848

Property, plant and equipment, net                      17,893       17,045
Excess of investments over net assets acquired,net       9,094        9,254
Investment in affiliates(Note 5)                         1,858        3,100
Other assets                                             5,489        5,442
                                                     ---------    ---------

   Total Assets                                      $ 164,954    $ 146,689
                                                     =========    =========

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

   Accounts payable                                  $   3,233    $   4,300
   Accrued expenses                                     15,610       12,174
   Notes payable and current portion
     of capital lease obligation and long-term debt      1,087          804
   Deferred revenue                                      3,600        3,646
                                                     ---------    ---------

   Total current liabilities                            23,530       20,924

Long-term debt and capital lease obligation              4,245        4,387
Convertible subordinated debentures                     80,880       80,880
                                                     ---------    ---------

   Total liabilities                                   108,655      106,191
                                                     ---------    ---------

Minority interest                                        3,989        4,006
Convertible redeemable preferred stock                   6,250        6,100

Stockholders' equity:
   Common stock                                          2,749        2,727
   Additional paid-in capital                          215,152      214,399
   Unearned compensation, net                             (221)        (234)
   Accumulated deficit                                (171,674)    (186,905)
   Equity adjustments                                       54          405
                                                     ---------    ---------

   Total stockholders' equity                           46,060       30,392
                                                     ---------    ---------

   Total liabilities and stockholders' equity        $ 164,954    $ 146,689
                                                     =========    =========

                   The accompanying notes are an integral part
                           of the financial statements

                                  SEPRACOR INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                             MARCH 31, 1997 AND 1996
                                  (UNAUDITED)

(In thousands, except per share amounts)

                                           THREE MONTHS ENDED   THREE MONTHS ENDED
                                                MARCH 31,             MARCH 31,
                                                  1997                  1996
                                                --------              --------

REVENUES

Products                                        $  3,388              $  2,957
R&D, license fees/royalties                           51                   156
                                                --------              --------
     Total revenues                                3,439                 3,113

Cost of goods sold                                 1,932                 1,262
                                                --------              --------

Gross margin                                       1,507                 1,851

Operating expenses

Research and development                          11,736                 6,279
Sales and marketing                                1,060                 1,032
Administration                                     2,671                 2,914
Patent costs                                         312                   220
                                                --------              --------
     Total operating expenses                     15,779                10,445

Income(loss) from operations                     (14,272)               (8,594)

Other income(expense)

Interest income                                    1,365                 1,770
Interest expense                                  (1,489)               (1,470)
Other income(expense)                                 75                   (15)
Equity in loss of investees                         (686)               (3,280)
Gain on sale of ChiRex Inc. (Note 5)              30,069                  --
                                                --------              --------
     Total other income(expense)                  29,334                (2,995)

Net income(loss) before minority interests        15,062               (11,589)

Minority interest in subsidiaries                    169                   509
                                                --------              --------

Net income(loss)                                  15,231               (11,080)

Dividends on preferred stock                        (150)                 --
                                                --------              --------

Net income(loss) applicable to
     common shares                              $ 15,081              $(11,080)
                                                ========              ========

Net Income(loss) per common and common
     equivalent per share:
Primary                                         $   0.52              $  (0.41)
                                                ========              ========
Assuming full dilution                          $   0.50              $   --
                                                ========              ========

Shares used in computing net income(loss) per
     common and common equivalent share:
Primary                                           29,215                26,832
                                                ========              ========
Assuming full dilution                            33,325                  --
                                                ========              ========

                   The accompanying notes are an integral part
                           of the financial statements

                                  SEPRACOR INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

 (in thousands)                                        THREE-MONTH PERIODS ENDED
                                                               MARCH 31,
                                                               ---------
                                                           1997         1996
                                                         --------     --------

Cash flows from operating activities:
Net income (loss)                                        $ 15,231     $(11,080)
Adjustments to reconcile net income (loss) to net
cash used in operating activities:
Minority interests in subsidiaries                           (169)        (509)
Gain on sale of equity investee                           (30,069)         --
Depreciation and amortization                               1,014          888
Provision for doubtful accounts                               (98)         107
Equity in investee losses                                     686        3,280
Loss on disposal of property and equipment                      5           10
Changes in operating assets and liabilities:
Accounts receivable                                          (196)       1,209
Receivable from equity investee                               --         (1,885)
Inventories                                                   207          274
Other current assets                                           45         (535)
Accounts payable                                             (980)          84
Accrued expenses                                            3,491        1,086
Deferred revenue                                              (43)       1,034
                                                         --------     --------

Net cash used in operating activities:                    (10,876)      (6,037)

Cash flows from investing activities:
Purchases of marketable securities                            --        (51,381)
Sales of marketable securities                              5,360        7,500
Additions to property and equipment                        (1,571)      (2,004)
Proceeds from sale of equipment                               --            69
Net proceeds from sale of equity investee                  30,625          --
Other assets                                                  (78)       1,257
                                                         --------     --------

Net cash (used in) provided by
investing activities                                       34,336      (44,559)

Cash flows from financing activities:
Net proceeds from issuances of common stock                   925           25
Repayments of long term debt                                 (132)        (195)
Borrowings under line of credit agreements                    233          199
                                                         --------     --------

Net cash provided by  financing activities                  1,026           29

Effect of exchange rates on cash and cash equivalents         (97)          23

Net increase in cash and cash equivalents                  24,389      (50,544)
Cash and cash equivalents at begining of period            83,344      135,818
                                                         --------     --------
Cash and cash equivalents at end of period               $107,733     $ 85,274
                                                         ========     ========

                   The accompanying notes are an integral part
                           of the financial statements

                                  SEPRACOR INC.
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS




1.   Basis of presentation:

The accompanying consolidated financial statements are unaudited and have been prepared on a basis substantially consistent with the audited financial statements. Certain information and footnote disclosures normally included in the Company's annual financial statements have been condensed or omitted. The consolidated interim financial statements, in the opinion of management, reflect all adjustments (including normal recurring accruals) necessary for a fair presentation of the results for the interim periods ended March 31, 1997 and 1996.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year. These consolidated interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1996, which are contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, filed with the Securities and Exchange Commission.

2.   Inventories:

Inventories consist of the following:

                       March 31,   December 31,
                         1997          1996
                         ----          ----

Raw materials           $1,001        $1,155
Work in progress           183           310
Finished goods           1,900         2,016
                        ------        ------

                        $3,084        $3,481
                        ======        ======


3.   Net income(loss) per common share:

For the period ended March 31, 1996,net income(loss) per common and common equivalent share is computed based on net income(loss) per share adjusted for preferred stock dividend requirements and the weighted average number of common shares outstanding during the period. For the period ended March 31, 1997, primary income per share is calculated using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding common stock options and warrants. Net income(loss) per share assuming full dilution includes shares exercisable upon the conversion of all of the Convertible Subordinated Debentures outstanding at March 31, 1997. See
Item 6 -- "Exhibit 11".

4.   Other

The Financial Accounting Standards Board issued Statement No. 128 ("SFAS 128"), "Earnings Per Share", which modifies the way in which earnings per share ("EPS") is calculated and disclosed. Upon adoption of this standard for the fiscal period ending December 31, 1997, Sepracor will disclose basic EPS. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. If SFAS 128 was implemented for the period ending March 31, 1997, common stock equivalents would have been eliminated for the calculation of basic EPS.

5.   ChiRex:

A registration statement for the offering to the public of the 3,489,301 shares of ChiRex common stock held by Sepracor was declared effective by the Securities and Exchange Commission on March 24, 1997. On March 31, 1997 Sepracor received net proceeds of approximately $31,125,000 after payment of the underwriting discounts and commissions but before payment of the other expenses associated with the offering. As a result of this transaction, Sepracor recognized a gain of $ 30,069,000 which was recorded as other income.

6.   Litigation

Sepracor and BioSepra are defendants in three lawsuits brought by PerSeptive BioSystems, Inc. ("PerSeptive")in the United States District Court for the District of Massachusetts. In actions commenced in October 1993 and January 1995, PerSeptive alleged that Sepracor's and BioSepra's manufacture and sale of HyperD chromatography media infringe four of PerSeptive's United States patents. PerSeptive sought unspecified monetary damages as well as injunctive relief. In a separate action, PerSeptive alleged that certain statements made by Sepracor and BioSepra with respect to the performance of HyperD media, performance of PerSeptive's POROS media, and the internal structures of POROS and HyperD media, including statements made in BioSepra's prospectus dated March 24, 1994, constitute false advertising. PerSeptive also asserts that two additional perfusion chromatography patents have been issued. The new perfusion chromatography patents contain claims similar to the other patents that Sepracor and BioSepra are alleged to have infringed.

BioSepra has received an opinion of its patent counsel to the effect that a properly informed court should conclude the manufacture, use and/or sale by BioSepra or its customers of the present HyperD products do not infringe any valid claims of the three United States patents relating to "perfusion chromatography", which PerSeptive has asserted against Sepracor and BioSepra. PerSeptive also alleges that another United States patent, which relates to the chemistry of certain coatings applied during the manufacture of HyperD (the "coatings patent"), is infringed by the manufacture, sale or use of HyperD. BioSepra and Sepracor have asserted a counterclaim charging PerSeptive with unfair competition.

On January 9, 1996, the United States District Court for the District of Massachusetts in part granted Sepracor and BioSepra's request for summary judgment with respect to three of PerSeptive's patents concerning "Perfusion Chromatography" (the "January 9 Order"). The Court ruled that persons in addition to those named in the three "perfusion" patents were inventors of the alleged inventions claimed in those patents. In the January 9 Order, the Court ruled that PerSeptive's claims related to the three "perfusion" patents would be dismissed on January 19, 1996, if PerSeptive had not requested correction of inventorship by that date. On March 12, 1996, the Court scheduled a hearing on deceptive intent on the part of PerSeptive, if PerSeptive moved to correct inventorship, for April 29, 1996 (the "March 12 Order"). The Court required PerSeptive to make any motion to correct by March 31, 1996. In response, PerSeptive requested that the Court vacate its January 9 and March 12 Orders, or in the alternative, correct the patents in such a way that the presently unnamed inventors obtained no rights to license the patents. The court denied PerSeptive's motion to vacate, and scheduled a hearing on PerSeptive's motion to correct the patents which was completed in August 1996.

On April 3, 1997, the Court ruled that PerSeptive's patents could not be corrected, and ordered entry of judgment in favor of the defendants. As a result, PerSeptive's claims that Sepracor and BioSepra have infringed the three perfusion patents which are the subject of the litigation will be dismissed. PerSeptive has stated that it will appeal this decision to the United States Court of Appeals for the Federal Circuit. The remaining claims have not been decided.

Sepracor and BioSepra have requested that the Court decide certain issues related to its April 3, 1997 decision. If the Court were to decide those questions in Sepracor's favor, the decision would provide a separate reason for dismissing PerSeptive's pending claims. If the Court were to refuse to decide the related questions, or decide them against Sepracor, the dismissal of the claims brought by PerSeptive against Sepracor and mandated by the Court's April 3, 1997 decision would not be affected. Sepracor believes these related issues should be evaluated by the Court of Appeals simultaneously.

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

Substantial funds have been expended in connection with the defense of the litigation. Sepracor has agreed to control the defense of the litigation, and Sepracor and BioSepra share equally in expenses, net of insurance payments. In addition, in the event of any settlement or judgment adverse to BioSepra, Sepracor has agreed to indemnify BioSepra from and against any damages that BioSepra is required to pay with respect to its manufacture, use or sale of HyperD media products occurring prior to March 24, 1994.



7.   Summarized income statement information:

The following is the summarized income statement information for HemaSure Inc.
and ChiRex for the three month periods ended March 31, 1997 and 1996:


                                 Three Months Ended     Three Months Ended
                                   March 31, 1997         March 31, 1996
                                   --------------         --------------
                                               (in thousands)

HEMASURE
--------

  Net sales                           $   551                 $     81

  Gross profit(loss)                     (481)                    (472)

  Income(loss) from continuing
  operations                           (2,779)                  (3,114)

  Net income(loss)                    $(2,889)                $ (2,530)


CHIREX
------

  Net sales                           $26,506                 $  7,599

  Gross profit                          5,915                    1,897

  Income(loss) from continuing
  operations                            2,143                  (10,483)

  Net income(loss)                    $ 1,198                 $(10,922)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     Overview


The consolidated financial statements include the accounts of Sepracor Inc. and its majority and wholly owned subsidiaries, including BioSepra, Versicor and Sepracor Canada Limited.

A registration statement for the offering to the public of the 3,489,301 shares of ChiRex common stock held by Sepracor was declared effective by the Securities and Exchange Commission on March 24, 1997. On March 31, 1997 Sepracor received net proceeds of approximately $31,125,000 after payment of the underwriting discounts and commissions but before payment of the other expenses associated with the offering. As a result of this transaction, Sepracor recognized a gain of $30,069,000 which is recorded as other income.


     Three months ended March 31, 1997 and 1996

Revenues were $3,439,000 in the three months ended March 31, 1997 compared to $3,113,000 in the same period in 1996.

Product sales are primarily attributable to BioSepra's sales of bioprocessing media, supplies and equipment. Product sales were $3,388,000 for the three months ended March 31, 1997 compared to $2,957,000 for the same period in 1996. The increase in sales for the first quarter of 1997 as compared to the first quarter of 1996 was primarily related to the sales of HyperD chromatography media and workstation product lines. The Company believes that sales of BioSepra's HyperD media products, which were introduced in 1993, have been adversely affected by, and may continue to be adversely affected by, the pending patent litigation with PerSeptive BioSystems, Inc. ("PerSeptive"). See "Legal Proceedings". BioSepra's future success will depend, in part, on its ability to generate increased sales of its HyperD media products and ProSys Workstation.

Cost of products sold as a percentage of product sales was 57% for the three months ended March 31, 1997 compared to 43% for the same period in 1996. Higher costs in 1997 were the result of commercialization of new media and instrument products. Management expects fluctuations in cost of products sold as a percentage of product sales as product mix changes occur period to period.

Research and development expenses increased to $11,736,000 in the first quarter of 1997 from $6,279,000 in the first quarter of 1996. Increased spending was primarily focused on preclinical and clinical trials in the Company's pharmaceutical program. Sepracor's research and development spending in the first quarter of 1997 focused primarily on its four lead compounds: (1) Levalbuterol-Phase III clinical trials, (2) Norastemizole-Phase I/II clinical trials, (3) S-Oxybutynin-Phase I clinical trials, and (4) R,R formoterol-preclinical and Phase I clinical trials.

Sales and marketing, general,administrative and legal expense related to patents decreased to $4,043,000 in the three months ended March 31, 1997 from $4,166,000 in the three months ended March 31, 1996. The decrease was primarily due to the impact of BioSepra's reduction in bad debt expense due to collections of past due receivables and to the transition of resources to direct product support of media and instrument products at BioSepra.

Equity in loss of investees was $686,000 for the three months ended March 31, 1997 compared to $3,280,000 for the same period in 1996. The equity in loss consists of the Company's portion of HemaSure's and ChiRex's results. The decrease in 1997 as compared to 1996 primarily relates to ChiRex's one-time write-offs of $11,076,000 (Sepracor's portion of this was

$3,544,000) from ChiRex's initial public offering and resulting transactions in March, 1996. Interest income, interest expense and other income(expense) was $(49,000) in the three months ended March 31, 1997 compared to $285,000 in the same period in 1996. The change in interest income, interest expense and other income(expense) is primarily due to lower interest income as a result of decreased cash balances.

Minority interests in subsidiaries resulted in a reduction of consolidated net loss of $169,000 in the three months ended March 31, 1997 and $509,000 for the three months ended March 31, 1996. The decrease in the three month periods is the result of decreased losses of BioSepra.

The Financial Accounting Standards Board issued Statement No. 128 ("SFAS 128"), "Earnings Per Share", which modifies the way in which earnings per share ("EPS") is calculated and disclosed. Upon adoption of this standard for the fiscal period ending December 31, 1997, Sepracor will disclose basic EPS. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. If SFAS 128 was implemented for the period ending March 31, 1997, common stock equivalents would have been eliminated from the calculation of basic EPS.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents plus marketable securities of Sepracor and its subsidiaries, including BioSepra, totaled $122,677,000 at March 31, 1997, compared to $103,650,000 at December 31, 1996. Cash and cash equivalents plus marketable securities of Sepracor, excluding BioSepra, at March 31, 1997 were $118,285,000.

The net cash used in operating activities for the three months ended March 31, 1997 was $10,876,000. The net cash used in operating activities includes net income of $15,231,000 and net non-cash charges of $1,607,000. This was offset by the gain on sale of ChiRex of $30,069,000 and the minority interest in subsidiary portion of the net loss of $169,000. The accounts payable and accrued expense balances increased a total of $2,511,000 from the December 31, 1996 balances primarily due to increased research and development accruals.

In 1994, Sepracor, BioSepra and HemaSure entered into an equipment leasing arrangement that provides for a total of up to $2,000,000 of financing to Sepracor and its subsidiaries for the purpose of financing capital equipment in the U.S. All outstanding amounts are collateralized by the assets so financed and are guaranteed by Sepracor. At March 31, 1997, there was $519,000 outstanding under this credit facility.

At March 31, 1997, Sepracor guaranteed $1,134,000 of outstanding bank borrowings of BioSepra SA, BioSepra's wholly owned French subsidiary.

In 1994, Sepracor's wholly-owned subsidiary, Sepracor Canada Limited, entered into two credit agreements with two Canadian provincial and federal business development agencies for approximately $2,960,000 in term debt, of which $2,590,000 is at an annual interest rate of 9.25% and $370,000 is interest free. As of March 31, 1997, approximately $2,960,000 of such term debt had been received by Sepracor Canada Limited. Sepracor Canada Limited also received a grant of approximately $740,000.

In 1995, Versicor entered into a Convertible Subordinated Note Agreement ("the Note Agreement") with Sepracor. Under this Note Agreement, Sepracor agrees to loan to Versicor until October 2, 1998, such sums as Versicor may from time to time request but may not exceed $4,700,000. The Note Agreement shall accrue interest at the prime rate plus 1/2% (9% at March 31, 1997) not to exceed 9.5%. The Note Agreement is convertible, at the option of Sepracor, into Versicor Series B Convertible Preferred Stock by dividing the amount outstanding, including principle and interest, by $0.7833. The amount outstanding at March 31, 1997 under the Note Agreement was $5,146,000.

In 1996, Versicor entered into a loan agreement with Sepracor. Under this agreement, Sepracor agrees to loan to Versicor, such amounts as Versicor from time to time requests but which may not exceed, in the aggregate principle amount at any one time $7,500,000. The loan accrues interest equal to the prime rate minus 1/4% (8.25% at March 31, 1997). This rate is subject to change under certain circumstances. The total amount outstanding under this agreement was $3,843,000 at March 31, 1997.

In 1996, Sepracor, BioSepra and Versicor entered into a revolving credit agreement with a commercial bank that provides for borrowing of up to an aggregate of $10,000,000. BioSepra and Versicor can borrow up to $3,000,000 each. All borrowings are collateralized by certain assets of the companies. The credit agreement contains covenants relating to minimum tangible capital base, minimum cash or cash equivalents, minimum liquidity ratio and maximum leverage for Sepracor and BioSepra. Sepracor is a guarantor of all outstanding borrowings. At March 31, 1997, there was no amount outstanding under this agreement. The annual interest rate on such borrowings is at the lower of the prime rate or LIBOR plus 1.75.

In 1996, Versicor entered into a term loan agreement with a commercial bank that provides for borrowing of up to $3,000,000 for the purpose of financing capital equipment purchases. No individual term loan can be less than $500,000 and shall be payable in sixteen equal quarterly installments commencing on January 1, 1998 with the final payment of the balance on December 31, 2001 or such earlier date that the balance shall have been reduced to zero. There were no amounts outstanding under this term loan agreement at March 31, 1997. The annual interest rate on such borrowings is at the bank's Fixed Quoted Rate plus 1/2% or the prime rate.

Certain of the information contained in this Quarterly Report on Form 10-Q, including information with respect to the safety and efficacy of the Company's ICE Pharmaceuticals under development and the scope of the patent protection with respect to these products and information with respect to the Company's other plans and strategy for business, consists of forward looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements are described in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. In addition, the Company will require substantial additional funds for its research and product development programs, operating expenses, the pursuit of regulatory approvals and expansion of its production, sales and marketing capabilities. Adequate funds for these purposes, whether through equity or debt financings, collaborative or other arrangements with corporate partners or from other sources, may not be available when needed or on terms acceptable to the Company. Insufficient funds could require the Company to delay, scale back or eliminate certain of its research and product development programs or to license to third parties to commercialize products or technologies that the Company would otherwise develop or commercialize itself. While the Company believes that its available cash balances, will be sufficient to meet its capital requirements into 1998 the Company may need to raise additional funds to support its long-term product development and commercialization programs. There can be no assurance that such capital will be available on favorable terms, if at all. The Company's cash requirements may vary materially from those now planned because of results of research and development, results of product testing, relationships with customers, changes in focus and direction of the Company's research and development programs, competitive and technological advances, patent developments, the FDA regulatory process, the capital requirements of BioSepra and Versicor, and other factors.

Because of the factors, the Company believes that period-to-period comparisons of its financial results are not necessarily meaningful and it expects that its results of operations may continue to fluctuate from period to period in the future.

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal proceedings

Sepracor and BioSepra are defendants in three lawsuits brought by PerSeptive BioSystems, Inc. ("PerSeptive")in the United States District Court for the District of Massachusetts. In actions commenced in October 1993 and January 1995, PerSeptive alleged that Sepracor's and BioSepra's manufacture and sale of HyperD chromatography media infringe four of PerSeptive's United States patents. PerSeptive sought unspecified monetary damages as well as injunctive relief. In a separate action, PerSeptive alleged that certain statements made by Sepracor and BioSepra with respect to the performance of HyperD media, performance of PerSeptive's POROS media, and the internal structures of POROS and HyperD media, including statements made in BioSepra's prospectus dated March 24, 1994, constitute false advertising. PerSeptive also asserts that two additional perfusion chromatography patents have been issued. The new perfusion chromatography patents contain claims similar to the other patents that Sepracor and BioSepra are alleged to have infringed.

BioSepra has received an opinion of its patent counsel to the effect that a properly informed court should conclude the manufacture, use and/or sale by BioSepra or its customers of the present HyperD products do not infringe any valid claims of the three United States patents relating to "perfusion chromatography", which PerSeptive has asserted against Sepracor and BioSepra. PerSeptive also alleges that another United States patent, which relates to the chemistry of certain coatings applied during the manufacture of HyperD (the "coatings patent"), is infringed by the manufacture, sale or use of HyperD. BioSepra and Sepracor have asserted a counterclaim charging PerSeptive with unfair competition.

On January 9, 1996, the United States District Court for the District of Massachusetts in part granted Sepracor and BioSepra's request for summary judgment with respect to three of PerSeptive's patents concerning "Perfusion Chromatography" (the "January 9 Order"). The Court ruled that persons in addition to those named in the three "perfusion" patents were inventors of the alleged inventions claimed in those patents. In the January 9 Order, the Court ruled that PerSeptive's claims related to the three "perfusion" patents would be dismissed on January 19, 1996, if PerSeptive had not requested correction of inventorship by that date. On March 12, 1996, the Court scheduled a hearing on deceptive intent on the part of PerSeptive, if PerSeptive moved to correct inventorship, for April 29, 1996 (the "March 12 Order"). The Court required PerSeptive to make any motion to correct by March 31, 1996. In response, PerSeptive requested that the Court vacate its January 9 and March 12 Orders, or in the alternative, correct the patents in such a way that the presently unnamed inventors obtained no rights to license the patents. The court denied PerSeptive's motion to vacate, and scheduled a hearing on PerSeptive's motion to correct the patents which was completed in August 1996.

On April 3, 1997, the Court ruled that PerSeptive's patents could not be corrected, and ordered entry of judgment in favor of the defendants. As a result, PerSeptive's claims that Sepracor and BioSepra have infringed the three perfusion patents which are the subject of the litigation will be dismissed. PerSeptive has stated that it will appeal this decision to the United States Court of Appeals for the Federal Circuit. The remaining claims have not been decided.

Sepracor and BioSepra have requested that the Court decide certain issues related to its April 3, 1997 decision. If the Court were to decide those questions in Sepracor's favor, the decision would provide a separate reason for dismissing PerSeptive's pending claims. If the Court were to refuse to decide the related questions, or decide them against Sepracor, the dismissal of the claims brought by PerSeptive against Sepracor and mandated by the Court's April 3, 1997 decision would not be affected. Sepracor believes these related issues should be evaluated by the Court of Appeals simultaneously.

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

Substantial funds have been expended in connection with the defense of the litigation. Sepracor has agreed to control the defense of the litigation, and Sepracor and BioSepra share equally in expenses, net of insurance payments. In addition, in the event of any settlement or judgment adverse to BioSepra, Sepracor has agreed to indemnify BioSepra from and against any damages that BioSepra is required to pay with respect to its manufacture, use or sale of HyperD media products occurring prior to March 24, 1994.


Items 2 - 3.   None
-----------



Item 4.        Submission of Matters to Vote of Security Holder
------         ------------------------------------------------

                    None



Item 5.             None
------



Item 6.        Exhibits and Reports on Form 8-K
------         --------------------------------

                    a) Exhibits listed in the Exhibit Index which immediately precedes the exhibits attached thereto.

                    b) Reports on Form 8-K

                         None

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                  SEPRACOR INC.


Date:    May 13, 1997
                                         ---------------------------

                                            Timothy J. Barberich
                                             President and Chief
                                              Executive Officer
                                        (Principal Executive Officer)





Date:    May 13, 1997
                                         ---------------------------

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







                                  SEPRACOR INC.


Date: May 13, 1997                       /s/  Timothy J. Barberich
                                        ---------------------------

                                            Timothy J. Barberich
                                             President and Chief
                                              Executive Officer
                                        (Principal Executive Officer)






Date: May 13, 1997                        /s/  Robert F. Scumaci
                                          ----------------------

                                              Robert F. Scumaci
                                           Senior Vice President
                                       of Finance and Administration
                                          (Principal Financial and
                                              Accounting Officer)

                                  EXHIBIT INDEX

11.0   Statement Regarding Computation of Earnings Per Share

27.1   Financial Data Schedule