Form 10-Q
period 1997-06-30
SEPRACOR INC /DE/
filed 1997-08-14
CIK 877357

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                                                       DRAFT # 1
                                                                         7/30/97




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

For the Quarterly period ended: June 30, 1997
                                -------------

_____Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from_____________to______________

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

                                   YES  X  NO
                                       ---    ---
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $.10 per share                      27,530,100
--------------------------------------            -----------------------------
                Class                             Outstanding at July 30 , 1997

                                SEPRACOR INC.

                                    INDEX

PART I - FINANCIAL INFORMATION

Item 1.   Consolidated Condensed Financial Statements

          Consolidated Balance Sheets as of
          June 30, 1997 and December 31, 1996 (Unaudited)               3

          Consolidated Statements of Operations for the
          Three and Six Month Periods Ended June 30, 1997
          and 1996 (Unaudited)                                          4

          Consolidated Statements of Cash Flows for the
          Six Month Periods Ended June 30, 1997 and 1996 (Unaudited)    5

          Notes to Consolidated Interim Financial Statements            6


Item 2.   Management's Discussion and Analysis of Financial             9
          Condition and Results of Operations



PART II - OTHER INFORMATION                                            12


SIGNATURES                                                             15

                                  SEPRACOR INC.
                         CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


 (In thousands)                                         JUNE 30,         DECEMBER 31,
                                                          1997              1996
                                                       -----------       ------------
            ASSETS
Current Assets:
    Cash and cash equivalents                           $  65,990       $  83,344
    Marketable securities                                  41,463          20,306
    Accounts receivable, net                                2,342           3,129
    Inventories                                             3,271           3,481
    Other current assets                                    2,015           1,588
                                                        ---------       ---------

    Total Current Assets                                  115,081         111,848

Property, plant and equipment, net                         18,789          17,045
Excess of investments over net assets acquired,net          8,935           9,254
Investment in affiliates                                      473           3,100
Other assets                                                5,729           5,442
                                                        ---------       ---------

    Total Assets                                        $ 149,007       $ 146,689
                                                        =========       =========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

    Accounts payable                                    $   3,785       $   4,300
    Accrued expenses                                       15,261          12,174
    Notes payable and current portion
    of capital lease obligation and long-term debt            950             804
    Deferred revenue                                        3,023           3,646
                                                        ---------       ---------

    Total Current Liabilities                              23,019          20,924

Long-term debt and capital lease obligation                 3,924           4,387
Convertible subordinated debentures                        80,880          80,880
                                                        ---------       ---------

    Total Liabilities                                     107,823         106,191
                                                        ---------       ---------

Minority interest                                           3,825           4,006
Convertible redeemable preferred stock                      6,400           6,100

Stockholders' Equity:
    Common stock                                            2,752           2,727
    Additional paid-in capital                            215,256         214,399
    Unearned compensation, net                               (108)           (234)
    Accumulated deficit                                  (186,865)       (186,905)
    Equity adjustments                                        (76)            405
                                                        ---------       ---------

    Total Stockholders' Equity                             30,959          30,392
                                                        ---------       ---------

    Total Liabilities and Stockholders' Equity          $ 149,007       $ 146,689
                                                        =========       =========

                   The accompanying notes are an integral part
                    of the consolidated financial statements

                                SEPRACOR INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE THREE AND SIX-MONTH PERIODS ENDED
                            JUNE 30,1997 AND 1996
                                 (UNAUDITED)

(In thousands, except per share amounts)

                                     THREE MONTH PERIODS ENDED  SIX MONTH PERIODS ENDED,
                                             JUNE 30,                  JUNE 30,
                                             --------                  --------
                                        1997         1996        1997       1996
                                        ----         ----        ----       ----


REVENUES

Products                              $  1,606    $  3,869    $  4,994    $  6,826
R&D, license fees & royalties              779         673         830         829
                                      --------    --------    --------    --------

     Total Revenues                      2,385       4,542       5,824       7,655

Cost of goods sold                         994       2,071       2,926       3,333
                                      --------    --------    --------    --------

Gross margin                             1,391       2,471       2,898       4,322

OPERATING EXPENSES

Research and development                11,268       7,737      23,003      14,016
Sales and marketing                      1,416         844       2,477       1,876
Administration                           2,794       2,997       5,465       5,911
Patent costs                               343         183         655         403
                                      --------    --------    --------    --------

     Total Operating Expenses           15,821      11,761      31,600      22,206

(Loss) from operations                 (14,430)     (9,290)    (28,702)    (17,884)

OTHER INCOME(EXPENSE)

Interest income                          1,807       1,722       3,171       3,492
Interest expense                        (1,501)     (1,517)     (2,990)     (2,987)
Other income(expense)                       92         (59)        168         (73)
Equity in loss of investees             (1,385)     (2,094)     (2,071)     (5,375)
Gain on sale of ChiRex Inc.                 --          --      30,069          --
                                      --------    --------    --------    --------

     Total Other Income(Expense)          (987)     (1,948)     28,347      (4,943)

Net (loss) before minority
  interests                            (15,417)    (11,238)       (355)    (22,827)

Minority interest in
  subsidiary                               226         (18)        395         492
                                      --------    --------    --------    --------

Net income (loss)                     $(15,191)   $(11,256)   $     40    $(22,335)
                                      ========    ========    ========    ========

Dividends on preferred stock              (150)         --        (300)         --
                                      --------    --------    --------    --------

Net (loss) applicable to
  common shares                       $(15,341)   $(11,256)   $   (260)   $(22,335)
                                      ========    ========    ========    ========

Net (loss) per common and
  common equivalent share             $  (0.56)   $  (0.42)   $  (0.01)   $  (0.83)
                                      ========    ========    ========    ========

Weighted average common
  shares outstanding                    27,499      26,910      27,452      26,872
                                      ========    ========    ========    ========


                   The accompanying notes are an integral part
                    of the consolidated financial statements

                                  SEPRACOR INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

 (In thousands)                                              SIX MONTH PERIODS ENDED
                                                                      JUNE 30

                                                               1997             1996
                                                            ----------       ----------

Cash flows from operating activities:
Net income (loss)                                           $      40        $(22,335)
Adjustments to reconcile net loss to net cash
used in operating activities:
Minority interests in subsidiaries                               (395)           (492)
Gain on sale of equity investee                               (30,069)             --
Depreciation and amortization                                   2,284           1,621
Provision for doubtful accounts                                    93             142
Equity in investee losses                                       2,071           5,375
Loss on disposal of property and equipment                          5              10
Changes in operating assets and liabilities:
Accounts receivable                                               621             541
Inventories                                                       (70)             18
Other current assets                                             (497)           (467)
Accounts payable                                                 (389)            604
Accrued expenses                                                3,168           1,204
Deferred revenue                                                 (618)            463
                                                            ---------       ---------

Net cash (used in) operating activities                       (23,756)        (13,316)

Cash flows from investing activities:
Purchases of marketable securities                            (41,516)        (77,749)
Sales of marketable securities                                 20,358          31,500
Additions to property and equipment                            (3,540)         (7,391)
Proceeds from sale of equipment                                    --              90
Net proceeds from sale of equity investee                      30,625              --
Other assets                                                     (376)          1,574
                                                            ---------       ---------

Net cash provided by (used in)
investing activities                                            5,551         (51,976)

Cash flows from financing activities:
Net proceeds from issuances of common stock                     1,309             480
Borrowings of long term debt                                      150              --
Repayments of long term debt                                     (532)           (368)
(Repayments) borrowings under line of credit agreements            64          (2,255)
                                                            ---------       ---------

Net cash provided by (used in) financing activities               991          (2,143)

Effect of exchange rates on cash and cash equivalents            (140)             35
                                                            ---------       ---------
Net decrease in cash and cash equivalents                     (17,354)        (67,400)
Cash and cash equivalents at beginning of period               83,344         135,818
                                                            ---------       ---------
Cash and cash equivalents at end of period                  $  65,990       $  68,418
                                                            =========       =========

                   The accompanying notes are an integral part
                    of the consolidated financial statements

                        SEPRACOR INC.
     NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS


1. Basis of presentation:

The accompanying consolidated financial statements are unaudited and have been prepared on a basis substantially consistent with the audited financial statements. Certain information and footnote disclosures normally included in the Company's annual financial statements have been condensed or omitted. The year-end consolidated condensed balance sheet data was derived from unaudited financial statements, but does not include all disclosures required by generally accepted accounting principles. The consolidated interim financial statements, in the opinion of management, reflect all adjustments (including normal recurring accruals) necessary for a fair presentation of the results for the interim periods ended June 30, 1997 and 1996.

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


2. Inventories:

Inventories consist of the following:

                                    June 30,        December 31,
                                      1997             1996
                                      ----             ----

Raw materials                       $1,016            $1,155
Work in progress                       299               310
Finished goods                       1,956             2,016
                                    ------            ------

                                    $3,271            $3,481
                                    ======            ======

3. Net (Loss) Per Common Share:

For the three and six months ended June 30, 1996, net (loss) per common and common equivalent share is computed based on net (loss) and the weighted average number of common shares outstanding during the period. For the three and six months ended June 30, 1997, primary net (loss) per share is calculated based on the net (loss) adjusted for preferred stock dividend requirements and the weighted average number of common shares outstanding during the period.

4. Other

The Financial Accounting Standards Board issued Statement Of Financial Accounting Standard No. 128 ("SFAS 128"), "Earnings Per Share", which modifies the way in which earnings per share ("EPS") is calculated and disclosed. Upon adoption of this standard for the fiscal period ending December 31, 1997, Sepracor will disclose basic EPS. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. The adoption of FAS 128 will not change the way EPS is presently calculated by Sepracor.

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income." This Statement requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. The Statement will become effective for fiscal years beginning after December 15, 1997. Sepracor will adopt the new standard beginning in the first quarter of the fiscal year ending December 31, 1998.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SEAS No. 131). SFAS No. 131 specifies new guidelines for determining a company's operating segments and related requirements for disclosure. Sepracor is in the process of evaluating the impact of the new standard on the presentation of the financial statements and the disclosure therein. The Statement will become effective for fiscal years beginning after December 15, 1997. Sepracor will adopt the new standard for the fiscal year ending December 31, 1998.

5. ChiRex:

A registration statement for the offering to the public of the 3,489,301 shares of ChiRex common stock held by Sepracor was declared effective by the Securities and Exchange Commission on March 24, 1997. On March 31, 1997 Sepracor received net proceeds of approximately $31,125,000 after payment of the underwriting discounts and commissions but before payment of the other expenses associated with the offering. As a result of this transaction, Sepracor recognized a gain of $30,069,000 which was recorded as other income.

6. Litigation

Sepracor and BioSepra are defendants in three lawsuits brought by PerSeptive Biosystems, Inc. ("PerSeptive") in the United States District Court for the District of Massachusetts. In actions commenced in October 1993 and January 1995, PerSeptive alleged that Sepracor's and BioSepra's manufacture and sale of HyperD chromatography media infringe four of PerSeptive's United States patents. PerSeptive sought unspecified monetary damages as well as injunctive relief. In a separate action, PerSeptive alleged that certain statements made by Sepracor and BioSepra with respect to the performance of HyperD media, performance of PerSeptive's POROS media, and the internal structures of POROS and HyperD media, including statements made in BioSepra's prospectus dated March 24, 1994, constitute false advertising. Two additional perfusion chromatography patents have been issued to PerSeptive. The new perfusion chromatography patents, which have not yet been asserted against Sepracor or BioSepra in the litigation, contain claims similar to the other patents that Sepracor and BioSepra are alleged to have infringed.

BioSepra has received an opinion from its patent counsel to the effect that a properly informed court should conclude the manufacture, use and/or sale by BioSepra or its customers of the present HyperD products do not infringe any valid claims of the three United States patents relating to "perfusion chromatography", which PerSeptive has asserted against Sepracor and BioSepra. PerSeptive also alleges that another United States patent, which relates to the chemistry of certain coatings applied during the manufacture of HyperD (the "coatings patent"), is infringed by the manufacture, sale or use of HyperD. Sepracor and BioSepra have asserted a counterclaim charging PerSeptive with unfair competition.

In January 1996, the United States District Court for the District of Massachusetts in part granted Sepracor's and BioSepra's request for summary judgment with respect to three of PerSeptive's patents concerning "Perfusion Chromatography". The Court ruled that the named inventors in the three "perfusion" patents were not all of the inventors of the alleged inventions claimed in those patents. PerSeptive moved to correct the inventorship of the patents to include the unnamed inventors. The Court ruled in April 1997 that PerSeptive's patents could not be corrected because of deceptive conduct by the named inventors, and ordered entry of judgment in favor of the defendants. In response, Sepracor and BioSepra requested that, in addition to dismissing PerSeptive's infringement claims because the named inventor's deceptive conduct prevented the patents from being corrected, the Court should also dismiss those claims on the grounds that the patents were obtained as a result of inequitable conduct. In that event, two theories would have been presented to the Appeals Court upon appeal by PerSeptive.

Before any ruling on Sepracor's and BioSepra's request for entry of judgment against PerSeptive on both theories, the United States Court of Appeals for the Federal Circuit (to which all appeals of patents cases are directed) ruled in an unrelated case that the deceptive intentions of named inventors are not relevant to the question of whether a patent should be corrected, but are relevant to the question of inequitable conduct. In response to the new Appeals Court decision, the Court is likely to modify its earlier ruling that PerSeptive's patents could not be corrected because of the named inventors' deceptive intent. Sepracor and BioSepra have requested that any modification occur simultaneously with any decision by the District Court concerning inequitable conduct. If the perfusion patents were obtained by inequitable conduct, they would be invalid and unenforceable.

There can be no assurance that Sepracor and BioSepra will prevail in the pending litigation, and an adverse outcome in any of the patent infringement actions on any of the chromatography patents would have a materially adverse effect on the Sepracor's future business and operation. BioSepra would be required to repay to Beckman Instruments, Inc. ("Beckman") part of certain payments if BioSepra terminates Beckman's right to use and sell HyperD media because a court finds HyperD media infringes any third party patents.

Substantial funds have been and continue to be expended in connection with the defense of the litigation. Sepracor has agreed to control the defense of the litigation, and Sepracor and BioSepra share equally in expenses, net of insurance payments. In addition, in the event of any settlement or judgment adverse to BioSepra, Sepracor has agreed to indemnify BioSepra from and against any damages that BioSepra is required to pay with respect to its manufacture, use or sale HyperD media products occurring prior to March 24, 1994.

7. Summarized income statement information:

The following is the summarized income statement information for HemaSure Inc. for the three and six month periods ended June 30, 1997:

                             Six Months Ended             Three Months Ended
                                 June 30                        June 30
                           1997           1996            1997            1996
                           ----           ----            ----            ----
HEMASURE                                       (in thousands)
--------

Net sales                  $ 1,068       $ 2,081       $   517         $ 2,000

Loss                          (811)         (596)         (330)           (288)
(Loss) from
  continuing operations     (6,305)       (7,636)       (3,526)         (4,524)

  Net (loss)               $(6,634)      $(6,669)      $(3,744)        $(4,141)


Chirex Inc. results are not shown as Sepracor sold its shares on March 31, 1997 and therefore did not consolidate any results for the three month period ended June 30, 1997.

8. Subsequent Event:

In July 1997, the United States Patent and Trademark Office (PTO) declared an interference between certain claims of Sepracor's issued method-of-use patent on fexofenadine and certain claims of a patent application filed by Hoechst Marion Roussel Inc. (HMR) which was filed in May 1992 and has not yet issued. Fexofenadine, a non-sedating antihistamine for the treatment of allergic rhinitis, is marketed by HMR as Allegra[TM]. The drug was launched in 1996.

In 1993, Sepracor licensed its US patent application to HMR in exchange for milestone payments, and future royalty payments. In addition, HMR made an equity investment in Sepracor. The patent was issued in December 1994, and expires in 2012. Under the terms of the agreement, royalty payments to Sepracor begin upon expiration of the composition-of-matter patent of fexofenadine in 2001.

The primary objective of a patent interference, which can only be declared by the PTO, is to determine which party was the first to invent when the same invention is claimed, and to determine the scope of the individual parties' surviving claims. Sepracor believes that the common claims involved in this patent interference will survive this review, and HMR's obligations under the license agreement would continue unchanged. In this event, Sepracor's patent would continue in full force, and should provide enhanced protection against potential generic competition of Allegra[TM]. However, in the event HMR's patent application prevails, certain of their royalty obligations may terminate.

The license agreement between Sepracor and HMR provides for resolution by arbitration in an effort to expedite resolution and minimize cost, in the event that the PTO seeks to clarify inventorship.


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

   Overview


The consolidated financial statements include the accounts of Sepracor Inc. and its majority and wholly owned subsidiaries, including BioSepra, Versicor and Sepracor Canada Limited.

A registration statement for the offering to the public of the 3,489,301 shares of ChiRex common stock held by Sepracor was declared effective by the Securities and Exchange Commission on March 24, 1997. On March 31, 1997 Sepracor received net proceeds of approximately $31,125,000 after payment of the underwriting discounts and commissions but before payment of the other expenses associated with the offering. As a result of this transaction, Sepracor recognized a gain of $30,069,000 which was recorded as other income.

         Three and six months ended June 30, 1997 and 1996

Product sales were $1,606,000 in the three months ended June 30, 1997 compared to $3,869,000 in the same period in 1996. Product sales for the six months ended June 30, 1997 were $4,994,000 compared to $6,826,000 in the same period in 1996.

Product sales are primarily attributable to BioSepra's sales of bioprocessing supplies and equipment. The decrease in revenue is attributed to fluctuations in the timing of large production scale media orders and to the absence of stocking orders from a major distributor of BioSepra's research instruments.
The Company believes that sales of BioSepra's HyperD media products, which were introduced in 1993, have been adversely affected by, and may continue to be adversely affected by, the pending patent litigation with PerSeptive
BioSystems, Inc. ("PerSeptive") - see "Legal Proceedings". BioSepra's future success will depend, in part, on its ability to generate increased sales of its HyperD media products and ProSys Workstation.

Cost of products sold as a percentage of product sales was 62% for the three months ended June 30, 1997 compared to 54% for the same period in 1996. Cost of products sold as a percentage of product sales was 59% for the six months ended June 30, 1997 compared to 49% for the same period in 1996. Higher costs in 1997 were the result of commercialization of new media and instrument products by BioSepra. Management expects fluctuations in cost of products sold as a percentage of product sales as product mix changes occur from period to period.

Research and development expenses were $11,268,000 in the three months ended June 30, 1997 compared to $7,737,000 in the same period last year. Research and development expenses were $23,003,000 for the six months ended June 30, 1997 compared to $14,016,000 in the same period last year. Research and development spending was primarily focused on preclinical and clinical trials in the Company's pharmaceutical program. The increase in the periods is primarily due to the costs associated with Sepracor's Phase III clinical trials for LevAlbuterol.

Sales and marketing, general and administrative and legal expense related to patents were $4,553,000 for the three months ended June 30, 1997 compared to $4,024,000 for the same period last year. Selling, marketing, administrative and legal expense related to patents were $8,597,000 for the six months ended June 30, 1997 compared to $8,190,000 for the same period last year. The increase for the three month period, is due to an increase in market research costs to position LevAlbuterol in the market and costs related to infrastructure development for a speciality sales force, offset by savings from personnel reductions at BioSepra. The increase for the six month period is offset by the reduction in bad debt expense due to collections of past due receivables at BioSepra.

Equity in loss of investees was $1,385,000 for the three months ended June 30, 1997 compared to $2,094,000 in the same period last year. Equity in loss of investees was $2,071,000 for the six months ended June 30, 1997 and $5,375,000 for the same period last year. The equity in loss consists of the Company's portion of HemaSure's results for all periods presented and ChiRex's results through March 31,1997. The decrease in 1997 as compared to 1996 primarily relates to ChiRex's one-time write-offs of $11,076,000 (Sepracor's portion of this was $3,544,000) from ChiRex's initial public offering and resulting transactions in March 1996.

Interest income, interest expense and other income(expense) was $398,000 for the three months ended June 30, 1997 compared to $146,000 for the same period in 1996. Interest income, interest expense and other income(expense) was $349,000 for the six months ended June 30, 1997 compared to $432,000 for the same period in 1996. The increase for the three month period is the result of a Canadian tax refund, more favorable returns on investments and beneficial foreign exchange rates at BioSepra. The decrease for the six month period is due to a reduction in interest income as cash and marketable securities are lower, offset by the favorable effect of foreign exchange rates and reduced borrowings at BioSepra.

Minority interests in subsidiary resulted in a decrease of consolidated net loss of $226,000 for the three months ended June 30, 1997 compared to an increase in the consolidated net loss of $18,000 for the same period last year. Minority interests in subsidiaries resulted in a decrease of consolidated net loss of $395,000 for the six months ended June 30, 1997 compared to $492,000 for the same period last year. The increase in the three month period is a result of increased BioSepra losses over last year's second quarter offset by a reduction in the percentage of minority interest. The decrease in the six month period is due to a reduction in losses coupled with a reduction in the percentage of minority interest.


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents plus marketable securities of Sepracor and its subsidiaries, including BioSepra, totaled $107,453,000 at June 30, 1997, compared to $103,650,000 at December 31, 1996. Cash and cash equivalents plus marketable securities of Sepracor, excluding BioSepra, at June 30, 1997 were $103,618,000.

The net cash used in operating activities for the six months ended June 30,1997 was $23,756,000. The net cash used in operating activities includes net income of $40,000 and non-cash charges of $4,453,000. This was offset by the gain on sale of ChiRex of $30,069,000 and the minority interest in subsidiary portion of the net loss of $395,000. The accounts payable and accrued expense balances increased a total of $2,779,000 from the December 31, 1996 balances primarily due to increased research and development accruals.

In 1994, Sepracor, BioSepra and HemaSure entered into an equipment leasing arrangement that provides for a total of up to $2,000,000 of financing to Sepracor and its subsidiaries for the purpose of financing capital equipment in the U.S. All outstanding amounts are collateralized by the assets so financed and are guaranteed by Sepracor. At June 30, 1997, there was $1,127,000 outstanding under this credit facility, of which Sepracor's portion was $313,000.

At June 30, 1997, Sepracor guaranteed $838,000 of outstanding bank borrowings of BioSepra SA, BioSepra's wholly owned French subsidiary.

In 1994, Sepracor's wholly-owned subsidiary, Sepracor Canada Limited, entered into two credit agreements with two Canadian provincial and federal business development agencies for approximately $2,960,000 in term debt, of which $2,590,000 is at an annual interest rate of 9.25% and $370,000 is interest free. As of June 30, 1997, approximately $2,960,000 of such term debt had been received by Sepracor Canada Limited. Sepracor Canada Limited also received a grant of approximately $740,000.

In 1995, Versicor entered into a Convertible Subordinated Note Agreement ("the Note Agreement") with Sepracor. Under this Note Agreement, Sepracor agrees to loan to Versicor until October 2, 1998, such sums as Versicor may from time to time request but may not exceed $4,700,000 of principal. The Note Agreement shall accrue interest at the prime rate plus 1/2% (9% at March 31, 1997) not to exceed 9.5%. The Note Agreement is convertible, at the option of Sepracor, into Versicor Series B Convertible Preferred Stock by dividing the amount outstanding, including principle and interest, by $0.7833. The amount of principal and interest outstanding at June 30, 1997 under the Note Agreement was $5,263,000.

In 1996, Versicor entered into a loan agreement with Sepracor. Under this agreement, Sepracor agrees to loan to Versicor, such amounts as Versicor from time to time requests but which may not exceed, in the aggregate principal amount at any one time $7,500,000. As of June 23, 1997, this agreement was amended to a Convertible Subordinated Note, providing that accumulated principal and interest payments due to Sepracor, shall be convertible, at the option of Sepracor, into Versicor Series A Convertible Preferred Stock, by dividing the amount outstanding, including principal and interest, by $.7833. The loan accrues interest equal to the prime rate minus 1/4% (8.25% at June 30, 1997). This rate is subject to change under certain circumstances. The total amount outstanding under this agreement was $5,869,000 at June 30, 1997.

In 1996, Sepracor, BioSepra and Versicor entered into a revolving credit agreement with a commercial bank that provides for borrowing of up to an aggregate of $10,000,000. BioSepra and Versicor can borrow up to $3,000,000 each. All borrowings are collateralized by certain assets of the companies. The credit agreement contains covenants relating to minimum tangible capital base, minimum cash or cash equivalents, minimum liquidity ratio and maximum leverage for Sepracor and BioSepra. Sepracor is a guarantor of all outstanding borrowings. At June 30, 1997, there was no amount outstanding under this agreement. The annual interest rate on such borrowings is at the lower of the prime rate or LIBOR plus 1.75%.

In 1996, Versicor entered into a term loan agreement with a commercial bank that provides for borrowing of up to $3,000,000 for the purpose of financing capital equipment purchases. No individual term loan can be less than $500,000 and shall be payable in sixteen equal quarterly installments commencing on January 1, 1998 with the final payment of the balance on December 31, 2001 or such earlier date that the balance shall have been reduced to zero. There were no amounts outstanding under this term loan agreement at June 30, 1997. The annual interest rate on such borrowings is at the bank's Fixed Quoted Rate plus 1/2% or the prime rate.

Certain of the information contained in this Quarterly Report on Form 10-Q, including information with respect to the Company's other plans and strategy for business, consists of forward looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements are described in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. In addition, the Company will require substantial additional funds for its research and product development programs, operating expenses, the pursuit of regulatory approvals and expansion of its production, sales and marketing capabilities. Adequate funds for these purposes, whether through equity or debt financings, collaborative or other arrangements with corporate partners or from other sources, may not be available when needed or on terms acceptable to the Company. Insufficient funds could require the Company to delay, scale back or eliminate certain of its research and product development programs or to license to third parties to commercialize products or technologies that the Company would otherwise develop or commercialize itself. While the Company believes that its available cash balances, will be sufficient to meet its capital requirements into 1998 the Company may need to raise additional funds to support its long-term product development and commercialization programs. There can be no assurance that such capital will be available on favorable terms, if at all. The Company's cash requirements may vary materially from those now planned because of results of research and development, results of product testing, relationships with customers, changes in focus and direction of the Company's research and development programs, competitive and technological advances, patent developments, the FDA regulatory process, the capital requirements of BioSepra and Versicor, and other factors.

Because of the factors, the Company believes that period-to-period comparisons of its financial results are not necessarily meaningful and it expects that its results of operations may continue to fluctuate from period to period in the future.

RECENTLY ISSUED ACCOUNTING STANDARDS

The Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128 ("SFAS 128"), "Earnings per Share", which modifies the way in which earnings per share (EPS) is calculated and disclosed. Upon adoption of this standard for the fiscal period ending December 31, 1997, Sepracor will disclose basic and diluted EPS and will restate all prior period EPS data presented. Basic EPS excludes dilution and is computed by dividing income available on common stockholder by the weighted-average number of common shares outstanding for the period. Diluted EPS, similar to fully diluted EPS, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Management believes the adoption of SFAS 128 will not have a material impact on reported earnings per share.

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income." This Statement requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. The Statement will become effective for fiscal years beginning after December 15, 1997. Sepracor will adopt the new standard beginning in the first quarter of the fiscal year ending December 31, 1998.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting, Standard No. 131, "Disclosures about Segments on an Enterprise and Related Information" (SFAS No. 131). SFAS No. 131 specifies new guidelines for determining a company's operating segments and related requirements for disclosure. Sepracor is in the process of evaluating the impact of the new standard on the presentation of the financial statements and the disclosures therein. The Statement will become effective for fiscal years beginning after December 15, 1997. The Company will adopt the new standard for the fiscal year ending December 31, 1998.

                                     PART II
                                OTHER INFORMATION

Item 1. Legal proceedings

Sepracor and BioSepra are defendants in three lawsuits brought by PerSeptive Biosystems, Inc. ("PerSeptive") in the United States District Court for the District of Massachusetts. In actions commenced in October 1993 and January 1995, PerSeptive alleged that Sepracor's and BioSepra's manufacture and sale of HyperD chromatography media infringe four of PerSeptive's United States patents. PerSeptive sought unspecified monetary damages as well as injunctive relief. In a separate action, PerSeptive alleged that certain statements made by Sepracor and BioSepra with respect to the performance of HyperD media, performance of PerSeptive's POROS media, and the internal structures of POROS and HyperD media, including statements made in BioSepra's prospectus dated March 24, 1994, constitute false advertising. Two additional perfusion chromatography patents have been issued to PerSeptive. The new perfusion chromatography patents which have not yet been asserted against the Sepracor or BioSepra in the litigation, contain claims similar to the other patents that Sepracor and BioSepra are alleged to have infringed.

BioSepra has received an opinion of its patent counsel to the effect that a properly informed court should conclude the manufacture, use and/or sale by BioSepra or its customers of the present HyperD products do not infringe any valid claims of the three United States patents relating to "perfusion chromatography", which PerSeptive has asserted against Sepracor and BioSepra. PerSeptive also alleges that another United States patent, which relates to the chemistry of certain coatings applied during the manufacture of HyperD (the "coatings patent"), is infringed by the manufacture, sale or use of HyperD. Sepracor and BioSepra have asserted a counterclaim charging PerSeptive with unfair competition.

In January 1996, the United States District Court for the District of Massachusetts in part granted Sepracor's and BioSepra's request for summary judgment with respect to three of PerSeptive's patents concerning "Perfusion Chromatography". The Court ruled that the named inventors in the three "perfusion" patents were not all of the inventors of the alleged inventions claimed in those patents. PerSeptive moved to correct the inventorship of the patents to include the unnamed inventors. The Court ruled in April 1997 that PerSeptive's patents could not be corrected because of deceptive conduct by the named inventors, and ordered entry of judgment in favor of the defendants. In response, Sepracor and BioSepra requested that, in addition to dismissing PerSeptive's infringement claims because the named inventor's deceptive conduct prevented the patents from being corrected, the Court should also dismiss those claims on the grounds that the patents were obtained as a result of inequitable conduct. In that event, two theories would have been presented to the Appeals Court upon appeal by PerSeptive.

Before any ruling on Sepracor's and BioSepra's request for entry of judgment against PerSeptive on both theories, the United States Court of Appeals for the Federal Circuit (to which all appeals of patents cases are directed) ruled in an unrelated case that the deceptive intentions of named inventors are not relevant to the question whether a patent should be corrected, but are relevant to the question of inequitable conduct. In response to the new Appeals Court decision, the Court is likely to modify its earlier ruling that PerSeptive's patents could not be corrected because of the named inventors' deceptive intent. Sepracor and BioSepra have requested that any modification occur simultaneously with any decision by the District Court concerning inequitable conduct. If the perfusion patents were obtained by inequitable conduct, they would be invalid and unenforceable.

There can be no assurance that the Sepracor and BioSepra will prevail in the pending litigation, and an adverse outcome in any of the patent infringement actions on any of the chromatography patents would have a materially adverse effect on the Sepracor's future business and operation. BioSepra would be required to repay to Beckman Instruments, Inc. ("Beckman") part of certain payments if BioSepra terminates Beckman's right to use and sell HyperD media because a court finds HyperD media infringes any third party patents.

Substantial funds have been and continue to be expended in connection with the defense of the litigation. Sepracor has agreed to control the defense of the litigation, and Sepracor and BioSepra share equally in expenses, net of insurance payments. In addition, in the event of any settlement or judgment adverse to BioSepra from and against any damages that BioSepra is required to pay with respect to its manufacture, use or sale HyperD media products occurring prior to March 24, 1994.



ITEMS 2 - 3. None

ITEM 4.       SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDER

At the Company's Annual Meeting of Stockholders held on May 14, 1997, the following proposals were adopted by the vote specified below:


Proposal             Total For Each Director     Withheld From Each Director
--------             -----------------------     ---------------------------

Election of three
Class I Directors:

James G. Andress            24,399,445                 134,593
Robert J. Cresci            24,383,645                 150,393
James F. Mrazek             24,410,265                 123,773



                                   For           Against         Abstain       No Vote
                                   ---           -------         -------       -------

Approval of amendment to
the Company's 1991 Director
Stock Option Plan               21,430,832      1,105,866        108,354      1,888,986

Reapproval of the Company's
1991 Restated Stock
Option Plan                     22,327,158      1,029,330        111,183      1,066,367

To act upon such other
matters                         19,688,111      4,468,119        377,808              0


ITEM  5.  None




ITEM  6.  Exhibits and Reports on Form 8-K

          a)   Exhibits
               27.1  Financial Data Schedule

          b)   Reports on Form 8-K
               None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                      SEPRACOR INC.


Date:  August 13, 1997                     /s/ Timothy J. Barberich
                                           -------------------------------------
                                              Timothy J. Barberich
                                               President and Chief
                                                Executive Officer
                                          (Principal Executive Officer)





Date:  August 13, 1997

                                           /s/ Robert F. Scumaci
                                           -------------------------------------
                                             Robert F. Scumaci
                                           Senior Vice President
                                       of Finance and Administration
                                          (Principal Financial and
                                             Accounting Officer)