Form 10-Q
period 1997-09-30
SEPRACOR INC /DE/
filed 1997-11-14
CIK 877357

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)

 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
---  Act of 1934

For the Quarterly period ended: September 30, 1997
                                ------------------

     Transition report pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934

For the transition period from ___________ to ___________

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


                                 (508) 357-7300
                                 --------------
              (Registrant's Telephone Number, Including Area Code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    YES  X    NO
                                        ---      ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $.10 per share                    27,817,341
--------------------------------------     -------------------------------------
         Class                                Outstanding at October 31, 1997

                                  SEPRACOR INC.

                                      INDEX

PART I - FINANCIAL INFORMATION

Item 1.   Consolidated Condensed Financial Statements

          Consolidated Condensed Balance Sheets as of
          September 30, 1997 and December 31, 1996 (Unaudited)              3

          Consolidated Statements of Operations for the Three and Nine
          Month Periods Ended September 30, 1997 and 1996 (Unaudited)       4

          Consolidated Statements of Cash Flows for the Nine Month
          Periods Ended September 30, 1997 and 1996 (Unaudited)             5

          Notes to Consolidated Interim Financial Statements                6


Item 2.   Management's Discussion and Analysis of Financial                 9
          Condition and Results of Operations


PART II - OTHER INFORMATION                                                 12


SIGNATURES                                                                  14

                                  SEPRACOR INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

 (in thousands)                                                September 30,     December 31,
                                                                    1997            1996
                                                               -------------     ------------
                                     ASSETS

Current Assets:
             Cash and cash equivalents                           $  62,299       $  83,344
             Marketable securities                                  34,552          20,306
             Accounts receivable, net                                2,047           3,129
             Inventories                                             3,619           3,481
             Other current assets                                    2,082           1,588
                                                                 ---------       ---------

             Total Current Assets                                  104,599         111,848

Property, plant and equipment, net                                  20,948          17,045
Excess of investments over net assets acquired,net                   8,775           9,254
Investment in affiliates                                               607           3,100
Other assets                                                         5,827           5,442
                                                                 ---------       ---------

             Total Assets                                        $ 140,756       $ 146,689
                                                                 =========       =========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

             Accounts payable                                    $   2,503       $   4,300
             Accrued expenses                                       19,443          12,174
             Notes payable and current portion
             of capital lease obligation and long-term debt            918             804
             Deferred revenue                                        3,129           3,646
             Other current liabilities                                 157               -
                                                                 ---------       ---------
             Total Current Liabilities                              26,150          20,924

Long-term debt and capital lease obligation                          3,706           4,387
Convertible subordinated debentures                                 80,880          80,880
                                                                 ---------       ---------

             Total Liabilities                                     110,736         106,191
                                                                 ---------       ---------



Minority interest                                                    3,517           4,006
Convertible redeemable preferred stock                               6,550           6,100

Stockholders' Equity:
             Common stock                                            2,781           2,727
             Additional paid-in capital                            216,358         214,399
             Unearned compensation, net                               (101)           (234)
             Accumulated deficit                                  (198,991)       (186,905)
             Equity adjustments                                        (94)            405
                                                                 ---------       ---------
             Total Stockholders' Equity                             19,953          30,392
                                                                 ---------       ---------

             Total Liabilities and Stockholders' Equity          $ 140,756       $ 146,689
                                                                 =========       =========

                  The accompanying notes are an integral part
                    of the consolidated financial statements

                                  SEPRACOR INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE THREE AND NINE-MONTH PERIODS ENDED
                          SEPTEMBER 30, 1997 and 1996
                                  (Unaudited)

                                            Three month periods ended     Nine month periods ended,
                                                   September 30,                September 30,
                                                   -------------                -------------
                                                      (in thousands, except per share amounts)
                                                1997           1996           1997          1996
                                                ----           ----           ----          ----

Revenues

Products                                     $  1,523       $  3,619       $  6,517       $ 10,445
R&D, license fees & royalties                   1,982             77          2,812            906
                                             --------       --------       --------       --------

     Total Revenues                             3,505          3,696          9,329         11,351

Cost of goods sold                              1,280          1,805          4,206          5,138
                                             --------       --------       --------       --------

Gross margin                                    2,225          1,891          5,123          6,213

Operating Expenses

Research and development                       10,469         10,631         33,472         24,647
Sales and marketing                             1,854            860          4,331          2,736
Administration                                  1,950          2,807          7,415          8,718
Patent costs                                      548            256          1,203            659
                                             --------       --------       --------       --------

     Total Operating Expenses                  14,821         14,554         46,421         36,760

(Loss) from operations                        (12,596)       (12,663)       (41,298)       (30,547)

Other income (expense)

Interest income                                 1,274          1,812          4,445          5,304
Interest expense                               (1,497)        (1,651)        (4,487)        (4,638)
Other income (expense)                            209             51            377            (22)
Equity in income (loss) of investees              134         (1,091)        (1,937)        (6,466)
Gain on sale of ChiRex Inc.                         -              -         30,069              -
                                             --------       --------       --------       --------

     Total Other Income (Expense)                 120           (879)        28,467         (5,822)

Net (loss) before minority interests          (12,476)       (13,542)       (12,831)       (36,369)

Minority interest in subsidiary                   349            133            744            624
                                             --------       --------       --------       --------

Net (loss)                                    (12,127)       (13,409)       (12,087)       (35,745)
                                             ========        =======        =======        =======
Dividends on preferred stock                     (150)             -           (450)             -
                                             --------       --------       --------       --------

Net (loss) applicable to
     common shares                           $(12,277)      $(13,409)      $(12,537)      $(35,745)
                                             ========       ========       ========       ========

Net (loss) per common and common
 equivalent share:
Primary                                      $  (0.44)      $  (0.49)      $  (0.46)      $  (1.33)
                                             ========       ========       ========       ========

Shares used in computing net (loss) per
  common and common equivalent share:
Primary                                        27,662         27,093         27,529         26,953
                                             ========       ========       ========       ========



                   The accompanying notes are an integral part
                    of the consolidated financial statements

                                  Sepracor Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


 (in thousands)                                             Nine month periods ended
                                                                  September 30,

                                                              1997            1996
                                                            --------       --------

Cash flows from operating activities:
Net (loss)                                                  $(12,087)      $(35,745)
Adjustments to reconcile net loss to net cash
used in operating activities:
Minority interests in subsidiary                                (744)          (624)
Gain on sale of equity investee                              (30,069)             -
Depreciation and amortization                                  3,452          2,868
Provision for doubtful accounts                                  276            256
Equity in investee losses                                      1,937          6,466
Loss on disposal of property and equipment                         4             10
Changes in operating assets and liabilities:
  Accounts receivable                                            938          2,051
  Inventories                                                   (439)           373
  Other current assets                                          (779)        (1,697)
  Accounts payable                                            (1,669)          (376)
  Accrued expenses                                             7,510          5,158
  Deferred revenue                                              (509)           569
                                                            --------       --------

Net cash used in operating activities:                       (32,179)       (20,691)

Cash flows from investing activities:
Purchases of marketable securities                           (49,544)       (88,348)
Sales of marketable securities                                35,298         54,500
Additions to property and equipment                           (6,675)        (8,594)
Proceeds from sale of equipment                                   18             99
Net proceeds from sale of equity investee                     30,625              -
Other assets                                                    (475)           980
                                                            --------       --------

Net cash provided by (used in)
investing activities                                           9,247        (41,363)

Cash flows from financing activities:
Net proceeds from issuances of common stock                    2,587          1,482
Borrowings of long term debt                                     110              -
Repayments of long term debt                                    (706)          (405)
(Repayments) borrowings under line of credit agreements           35         (2,300)
                                                            --------       --------

Net cash provided by (used in) financing activities            2,026         (1,223)

Effect of exchange rates on cash and cash equivalents           (139)             5
                                                            --------       --------
Net decrease in cash and cash equivalents                    (21,045)       (63,272)
Cash and cash equivalents at beginning of period              83,344        135,818
                                                            --------       --------
Cash and cash equivalents at end of period                  $ 62,299       $ 72,546
                                                            ========       ========


                   The accompanying notes are an integral part
                    of the consolidated financial statements

                                  SEPRACOR INC.
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS


1.   Basis of presentation:

The accompanying consolidated financial statements are unaudited and have been prepared on a basis substantially consistent with the audited financial statements. Certain information and footnote disclosures normally included in the Company's annual financial statements have been condensed or omitted. The year-end consolidated condensed balance sheet data was derived from unaudited financial statements but does not include all disclosures required by generally accepted accounting principles. The consolidated interim financial statements, in the opinion of management, reflect all adjustments (including normal recurring accruals) necessary for a fair presentation of the results for the interim periods ended September 30, 1997 and 1996.

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

2.   Inventories:

Inventories consist of the following:

                       September 30,    December 31,
                           1997            1996
                          ------          ------

Raw materials             $1,112          $1,155
Work in progress             354             310
Finished goods             2,153           2,016
                          ------          ------

                          $3,619          $3,481
                          ======          ======

3.   Net (loss) per common share:

For the three and nine months ended September 30, 1996, net (loss) per common and common equivalent share is computed based on net (loss) per share and the weighted average number of common shares outstanding during the period. For the three and nine months ended September 30, 1997, primary net (loss) per share is calculated based on the net (loss) per share adjusted for preferred stock dividend requirements and the weighted average number of common shares outstanding during the period. Common stock equivalent shares are not included in the per share calculations as the effect of their inclusion would be antidilutive.

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

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standard No. 130 "Reporting Comprehensive Income." This Statement requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. The Statement will become effective for fiscal years beginning in the first quarter of the fiscal year ending December 31, 1998.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information (SFAS No. 131)". SFAS No. 131 specifies new guidelines for determining a company's operating segments and related requirements for disclosure. Sepracor is in the process of evaluating the impact of the new standard on the presentation of the financial statements and the disclosure therein. The Statement will become effective for fiscal years beginning after December 31, 1998.

5.   ChiRex:

The Securities and Exchange Commission declared effective on March 24, 1997 a registration statement for the offering to the public of the 3,489,301 shares of ChiRex common stock held by Sepracor. On March 31, 1997 Sepracor received net proceeds of approximately $31,125,000 after payment of the underwriting discounts and commissions but before payment of the other expenses associated with the offering. As a result of this transaction, Sepracor recognized a gain of $30,069,000 which was recorded as other income.

6.   Litigation

Sepracor and BioSepra are defendants in three lawsuits brought by PerSeptive BioSystems, Inc. ("PerSeptive") in the United States District Court for the District of Massachusetts. In actions commenced in October 1993 and January 1995, PerSeptive alleged that Sepracor's and BioSepra's manufacture and sale of HyperD chromatography media infringe four of PerSeptive's United States patents. PerSeptive sought unspecified monetary damages as well as injunctive relief. In a separate action, PerSeptive alleged that certain statements made by Sepracor and BioSepra with respect to the performance of HyperD media, performance of PerSeptive's POROS media, and the internal structures of POROS and HyperD media, including statements made in BioSepra's prospectus dated March 24, 1994, constitute false advertising. Two additional perfusion chromatography patents have been issued by PerSeptive. The new perfusion chromatography patents, which have not yet been asserted against Sepracor or BioSepra in the litigation, contain claims similar to the other patents Sepracor and BioSepra are alleged to have infringed.

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

In January 1996, the United States District Court for the District of Massachusetts in part granted Sepracor and BioSepra's request for summary judgment with respect to three of PerSeptive's patents concerning "Perfusion Chromatography". The Court ruled that the named inventors in the three "perfusion" patents were not all of the inventors of the alleged inventions claimed in those patents. PerSeptive moved to correct the inventorship of the patents to include the unnamed inventors. The Court ruled in April 1997 that PerSeptives's patents could not be corrected because of deceptive conduct by the named inventors, and ordered entry of judgment in favor of the defendants. In response, Sepracor and BioSepra requested that, in addition to dismissing PerSeptive's infringement claims because the named inventor's deceptive conduct prevented the patents from being corrected, the Court should also dismiss those claims on the grounds that the patents were obtained as a result of inequitable conduct. In that event, two theories would have been presented to the Appeals Court upon appeal by PerSeptive.

Before the Court ruled on Sepracor and BioSepra's request for entry of judgment against PerSeptive on both theories, the United States Court of Appeal for the Federal Circuit ruled in an unrelated case that the deceptive intentions of named inventors are not relevant to the question whether a patent should be corrected, but are relevant to the question of inequitable conduct. In response to the new Appeals Court decision, the Court is likely to modify its earlier ruling that PerSeptive's patents could not be corrected because of the named inventors' deceptive intent. Sepracor and BioSepra have requested that any modification occur simultaneously with any decision by the District Court concerning inequitable conduct. If the perfusion patents were obtained by inequitable conduct, they would be invalid and unenforceable.

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

7.   Summarized income statement information:

The following is the summarized income statement information for HemaSure Inc. for the three and nine month periods ended September 30, 1997:

                             Nine Months Ended              Three Months Ended
                                September 30                   September 30
                            1997           1996             1997          1996
                            ----           ----             ----          ----
HEMASURE                                      (in thousands)

  Net sales               $ 1,590        $  6,242        $   522        $ 4,172

  Gross profit               (915)            464           (104)         1,076

(Loss) from operations     (8,185)        (11,580)        (1,879)        (3,943)

  Net income (loss)       $(6,271)       $(10,203)       $   363        $(3,534)


Chirex results are not presented as Sepracor sold its shares on March 31, 1997 and therefore has not consolidated any results since that time.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

   Overview

The consolidated financial statements include the accounts of Sepracor Inc. and its majority and wholly owned operating subsidiaries, including BioSepra, Versicor and Sepracor Canada Limited.

The Securities and Exchange Commission declared effective on March 24, 1997 a registration statement for the offering to the public of the 3,489,301 shares of ChiRex common stock held by Sepracor. On March 31, 1997 Sepracor received net proceeds of approximately $31,125,000 after payment of the underwriting discounts and commissions but before payment of the other expenses associated with the offering. As a result of this transaction, Sepracor recognized a gain of $30,069,000, which was recorded as other income.

   Three and nine months ended September 30, 1997 and 1996

Product sales were $1,523,000 for the three months ended September 30, 1997 compared to $3,619,000 for the same period in 1996. Product sales for the nine months ended September 30, 1997 were $6,517,000 compared to $10,445,000 for the same period in 1996.

Product sales are primarily attributable to BioSepra's sales of bioprocessing media, supplies and equipment. The decrease in revenue is attributable to fluctuations in the timing of large production scale media orders and to the absence of stocking orders from a major distributor of research instruments. The Company believes that sales of BioSepra's HyperD media products, which were introduced in 1993, have been adversely affected by, and may continue to be adversely affected by, the pending patent litigation with PerSeptive BioSystems, Inc. ("PerSeptive") - see "Legal Proceedings". BioSepra's future success will depend, in part, on its ability to generate increased sales of its HyperD media products and research devices.

R&D, license fees & royalties were $1,982,000 for the three months ended September 30, 1997 compared to $77,000 for the same period in 1996. R&D, license fees & royalties were $2,812,000 for the nine months ended September 30, 1997 compared to $906,000 for the same period in 1996. The increase for both periods is due to a $1,875,000 milestone payment from Hoescht Marion Roussel (HMR) related to the Allegra patent. A payment of $469,000 was made to a third party related to the HMR milestone and is included in cost of products sold.

Cost of products sold, as a percentage of product sales, was 53% for the three months ended September 30, 1997 compared to 50% for the same period in 1996. Cost of products sold, as a percentage of product sales, was 57% for the nine months ended September 30, 1997 compared to 49% in the same period in 1996. The increase in cost as a percentage of product sales is primarily due to product mix changes and fluctuations in timing of production-scale customer orders. In addition, the increase is also attributable to the transition of resources from the product development phase to production support associated with the commercialization of new media and instrument products.

Research and development expenses were $10,469,000 in the three months ended September 30, 1997 compared to $10,631,000 in the same period last year. Research and development expenses were $33,472,000 for the nine months ended September 30, 1997 compared to $24,647,000 in the same period last year. Research and development spending was primarily focused on preclinical and clinical trials in the Company's pharmaceutical program. The increase for both periods is primarily due to the costs associated with Sepracor's Phase III clinical trials for LevAlbuterol and Norastemizole.

Sales and marketing expenses were $1,854,000 for the three months ended September 30, 1997 compared to $860,000 for the same period last year. Sales and marketing expenses were $4,331,000 for the nine months ended September 30, 1997 compared to $2,736,000 for the same period last year. The increase for the periods is due to an increase in market research costs to determine positioning Sepracor's LevAlbuterol product in the market and costs related to infrastucture development for a specialty sales force, offset by savings from personnel reductions at BioSepra. Sepracor is currently planning to introduce LevAlbuterol in late 1998.

General and administrative expenses were $1,950,000 for the three months ended September 30, 1997 compared to $2,807,000 for the same period last year. General and administrative expenses were $7,415,000 for the nine months ended September 30, 1997 compared to $8,718,000 for the same period last year. The decrease for the periods is due to personnel reductions and related costs at BioSepra.

Legal expenses related to patents were $548,000 for the three months ended September 30, 1997 compared to $256,000 for the same period last year. Legal expenses related to patents were $1,203,000 for the nine months ended September 30, 1997 compared to $659,000 for the same period last year. The increase for the periods is due to costs incurred in defending patent infringement claims made against the Company in 1997, as well as maintenance fees and reserves associated with the increased volume of patent filings.

Equity in income of investees was $134,000 for the three months ended September 30, 1997 compared to a loss of $1,091,000 in the same period last year. Equity in loss of investees was $1,937,000 for the nine months ended September 30, 1997 and $6,466,000 for the same period last year. The equity in loss consists of the Company's portion of HemaSure's and ChiRex's results (through March 31,1997). The decrease in the three-month period relates to HemaSure recording net income for the period as a result of receiving a $2,499,000 settlement payment from a dispute with Pharmacia & Upjohn, Inc. The decrease in the nine-month period in 1997 as compared to 1996 primarily relates to ChiRex's one-time write-offs of $11,076,000 (Sepracor's portion of this was $3,544,000) from ChiRex's initial public offering and resulting transactions in March 1996.

Interest income, interest expense and other income (expense) was ($14,000) for the three months ended September 30, 1997 compared to $212,000 for the same period in 1996. Interest income, interest expense and other income (expense) was $335,000 for the nine months ended September 30, 1997 compared to $644,000 for the same period for 1996. The decrease for the periods is principally the result of reduced interest income caused by a lower average cash balance for the 1997 period.

Minority interest in subsidiary resulted in a decrease of consolidated net loss of $349,000 for the three months ended September 30, 1997 compared $133,000 for the same period last year. Minority interest in subsidiary resulted in a decrease of consolidated net loss of $744,000 for the nine months ended September 30, 1997 compared to $624,000 for the same period last year. The increase for the periods is a result of increased BioSepra losses over last year, offset by a reduction in the percentage of minority interest.


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents plus marketable securities of Sepracor and its subsidiaries, including BioSepra, totaled $96,851,000 at September 30, 1997, compared to $103,650,000 at December 31, 1996. Cash and cash equivalents plus marketable securities of Sepracor, excluding BioSepra, at September 30, 1997 were $94,222,000.

The net cash used in operating activities for the nine months ended September 30,1997 was $32,179,000. The net cash used in operating activities includes a net loss of $12,087,000 adjusted by non-cash charges of $5,669,000. This was offset by the gain on sale of ChiRex of $30,069,000 and the minority interest in subsidiary portion of the net loss of $744,000. The accounts payable and accrued expense balances increased a total of $5,841,000 from the December 31, 1996 balances primarily due to increased research and development accruals.

In 1994, Sepracor, BioSepra and HemaSure entered into an equipment leasing arrangement that provides for a total of up to $2,000,000 of financing to Sepracor and its subsidiaries for the purpose of financing capital equipment in the U.S. All outstanding amounts are collateralized by the assets so financed and are guaranteed by Sepracor. At September 30, 1997, there was $995,000 outstanding under this credit facility, of this $270,000 represented Sepracor's portion.

At September 30, 1997, Sepracor had guaranteed $743,000 of outstanding bank borrowings of BioSepra SA; BioSepra's wholly owned French subsidiary.

In 1994, Sepracor's wholly-owned subsidiary, Sepracor Canada Limited, entered into two credit agreements with two Canadian provincial and federal business development agencies for approximately $2,960,000 in term debt, of which $2,590,000 is at an annual interest rate of 9.25% and $370,000 is interest free. As of September 30, 1997, Sepracor Canada Limited had received approximately $2,960,000 of such term debt, of which $2,359,000 was outstanding. Sepracor Canada Limited also received a grant of approximately $740,000.

In 1995, Versicor entered into a Convertible Subordinated Note Agreement ("the Note Agreement") with Sepracor. Under this Note Agreement, Sepracor agrees to loan to Versicor until October 2, 1998, such sums as Versicor may from time to time request but may not exceed $4,700,000. The Note Agreement shall accrue interest at the prime rate plus 1/2% (9% at September 30, 1997) not to exceed 9.5%. The Note Agreement is convertible, at the option of Sepracor, into Versicor Series B Convertible Preferred Stock by dividing the amount outstanding, including principal and interest, by $0.7833. The amount outstanding at September 30, 1997 under the Note Agreement was $5,382,000.

In 1996, Versicor entered into a loan agreement with Sepracor. Under this agreement, Sepracor agrees to loan to Versicor, such amounts as Versicor from time to time requests but which may not exceed, in the aggregate principal amount at any one time $7,500,000. As of June 23, 1997, this agreement was amended to a Convertible Subordinated Note, with no principal maximum, providing that accumulated principal and interest payments due to Sepracor, shall be convertible, at the option of Sepracor, into Versicor Series B Convertible Preferred Stock, by dividing the amount outstanding, including principal and interest, by $0.7833. The loan accrues interest equal to the prime rate minus 1/4% (8.25% at September 30, 1997). This rate is subject to change under certain circumstances. The total amount outstanding under this agreement was $9,495,000 at September 30, 1997.

In 1996, Sepracor, BioSepra and Versicor entered into a revolving credit agreement with a commercial bank that provides for borrowing of up to an aggregate of $10,000,000. BioSepra and Versicor can borrow up to $3,000,000 each. All borrowings are collateralized by certain assets of the companies. The credit agreement contains covenants relating to minimum tangible capital base, minimum cash or cash equivalents, minimum liquidity ratio and maximum leverage for Sepracor and BioSepra. Sepracor is a guarantor of all outstanding borrowings. At September 30, 1997, there were no amounts outstanding under this agreement. The annual interest rate on such borrowings is at the lower of the prime rate or LIBOR plus 1.75%.

In 1996, Versicor entered into a term loan agreement with a commercial bank that provides for borrowing of up to $3,000,000 for the purpose of financing capital equipment purchases. No individual term loan can be less than $500,000 and shall be payable in sixteen equal quarterly installments commencing on January 1, 1998 with the final payment of the balance on December 31, 2001 or such earlier date that the balance shall have been reduced to zero. There were no amounts outstanding under this term loan agreement at September 30, 1997. The annual interest rate on such borrowings is at the bank's Fixed Quoted Rate plus 1/2% or the prime rate.

FUTURE OPERATING RESULTS

Certain of the information contained in this Quarterly Report on Form 10-Q, including information with respect to the status of development, timing of commercialization and the safety and efficacy of the Company's ICE Pharmaceuticals under development and the scope of the patent protection with respect to these products and information with respect to the Company's other plans and strategy for business, consists of forward looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include the results of clinical trials, the success of protection of proprietary rights and other factors described in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

In addition, the Company will require substantial additional funds for its research and product development programs, operating expenses, the pursuit of regulatory approvals and expansion of its production, sales and marketing capabilities. Adequate funds for these purposes, whether through equity or debt financings, collaborative or other arrangements with corporate partners or from other sources, may not be available when needed or on terms acceptable to the Company. Insufficient funds could require the Company to delay, scale back or eliminate certain of its research and product development programs or to license to third parties to commercialize products or technologies that the Company would otherwise develop or commercialize itself. While the Company believes that its available cash balances, will be sufficient to meet its capital requirements through 1998 the Company may need to raise additional funds to support its long-term product development and commercialization programs. There can be no assurance that such capital will be available on favorable terms, if at all. The Company's cash requirements may vary materially from those now planned because of results of research and development, results of product testing, relationships with customers, changes in focus and direction of the Company's research and development programs, competitive and technological advances, patent developments, the FDA regulatory process, the capital requirements of BioSepra and Versicor, and other factors.

Because of the factors, the Company believes that period-to-period comparisons of its financial results are not necessarily meaningful and it expects that its results of operations may continue to fluctuate from period to period in the future.



                                     PART II
                                OTHER INFORMATION

Item 1. Legal proceedings

Sepracor and BioSepra are defendants in three lawsuits brought by PerSeptive BioSystems, Inc. ("PerSeptive") in the United States District Court for the District of Massachusetts. In actions commenced in October 1993 and January 1995, PerSeptive alleged that Sepracor's and BioSepra's manufacture and sale of HyperD chromatography media infringe four of PerSeptive's United States patents. PerSeptive sought unspecified monetary damages as well as injunctive relief. In a separate action, PerSeptive alleged that certain statements made by Sepracor and BioSepra with respect to the performance of HyperD media, performance of PerSeptive's POROS media, and the internal structures of POROS and HyperD media, including statements made in BioSepra's prospectus dated March 24, 1994, constitute false advertising. Two additional perfusion chromatography patents have been issued by PerSeptive. The new perfusion chromatography patents, which have not yet been asserted against Sepracor or BioSepra in the litigation, contain claims similar to the other patents Sepracor and BioSepra are alleged to have infringed.

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

In January 1996, the United States District Court for the District of Massachusetts in part granted Sepracor and BioSepra's request for summary judgment with respect to three of PerSeptive's patents concerning "Perfusion Chromatography". The Court ruled that the named inventors in the three "perfusion" patents were not all of the inventors of the alleged inventions claimed in those patents. PerSeptive moved to correct the inventorship of the patents to include the unnamed inventors. The Court ruled in April 1997 that PerSeptives's patents could not be corrected because of deceptive conduct by the named inventors, and ordered entry of judgment in favor of the defendants. In response, Sepracor and BioSepra requested that, in addition to dismissing PerSeptive's infringement claims because the named inventor's deceptive conduct prevented the patents from being corrected, the Court should also dismiss those claims on the grounds that the patents were obtained as a result of inequitable conduct. In that event, two theories would have been presented to the Appeals Court upon appeal by PerSeptive.

Before the Court ruled on Sepracor and BioSepra's request for entry of judgment against PerSeptive on both theories, the United States Court of Appeal for the Federal Circuit ruled in an unrelated case that the deceptive intentions of named inventors are not relevant to the question whether a patent should be corrected, but are relevant to the question of inequitable conduct. In response to the new Appeals Court decision, the Court is likely to modify its earlier ruling that PerSeptive's patents could not be corrected because of the named inventors' deceptive intent. Sepracor and BioSepra have requested that any modification occur simultaneously with any decision by the District Court concerning inequitable conduct. If the perfusion patents were obtained by inequitable conduct, they would be invalid and unenforceable.

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

Items 2 - 5      None
-----------

Item 6. Exhibits and Reports on Form 8-K
------- --------------------------------
     Exhibit listed in the Exhibit Index which immediately precedes the exhibits attached thereto.

          a)   Exhibits:

                 27.1 Financial Data Schedule

          b)   Reports on Form 8-K

                 None




                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                    SEPRACOR INC.


Date:   November 13, 1997                    /s/ Timothy J. Barberich
                                           -----------------------------
                                                Timothy J. Barberich
                                                President and Chief
                                                 Executive Officer
                                           (Principal Executive Officer)





Date:   November 13, 1997                     /s/ Robert F. Scumaci
                                           -----------------------------
                                                  Robert F. Scumaci
                                                Senior Vice President
                                            of finance and Administration
                                              (Principal Financial and
                                                 Accounting Officer)