Form 10-K
period 1997-12-31
SEPRACOR INC /DE/
filed 1998-03-31
CIK 877357

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ------------

                                    FORM 10-K

                   FOR ANNUAL AND TRANSITION REPORTS PURSUANT
                         TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

                         Commission file number 0-19410

                                  Sepracor Inc.
             (Exact Name of Registrant as Specified in its Charter)

               Delaware                                      22-2536587
        (State or Other Jurisdiction of                   (I.R.S.  Employer
        Incorporation or Organization)                    Identification No.)

        111 Locke Drive, Marlborough, Massachusetts       01752
        (Address of Principal Executive Offices)          (Zip Code)

Registrant's telephone number, including area code: (508) 481-6700

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.10 par value
                                (Title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.       Yes /X/        No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ ]

The aggregate market value of voting Common Stock held by nonaffiliates of the registrant was approximately $1,108,820,000, based on the last reported sale price of the Common Stock on the Nasdaq consolidated transaction reporting system on March 13, 1998.

Number of shares outstanding of the registrant's class of Common Stock as of March 13, 1998: 27,851,045 shares.

DOCUMENTS INCORPORATED BY REFERENCE

1997 Annual Report to Stockholders - Part II
Proxy Statement for the 1998 Annual Meeting of Stockholders - Part III

                                     PART I

ITEM 1.  BUSINESS.

THE COMPANY

        Sepracor Inc. ("Sepracor" or the "Company") is a specialty pharmaceutical company focused on the cost-effective development of safer, purer and more effective drugs that are improved versions of widely-prescribed pharmaceutical compounds. Typically, these Improved Chemical Entities ("ICE(TM)s") are patented, single-isomer or active-metabolite forms of the parent compound. Sepracor was incorporated in Delaware in 1984.

         In its ICE development program, Sepracor identifies existing, widely-prescribed drugs that might be replaced by improved single-isomer or active-metabolite forms of such drugs. Sepracor then seeks to develop ICEs that offer one or more benefits over the parent drugs, such as reduced side effects, improved therapeutic efficacy, effectiveness for new indications or improved dosage forms.

        The Company believes that it may be able to develop its ICEs in less time, at lower cost and at reduced risk than is the case with typical drug development. Because the Company's strategy focuses on improving existing, widely-prescribed drugs, the Company believes it can reduce: (i) discovery efforts for its ICEs; (ii) the cost and duration of clinical trials if Sepracor can rely on preclinical and clinical trial data used in the course of obtaining regulatory approval for the parent drug; (iii) the risk that regulatory approval will not be obtained because the parent drug has already been approved; and (iv) certain of the marketing risks due to an existing market for the parent drug.

        The Company has filed, and expects to continue to file, applications for patents directed to potential benefits of ICEs over the parent drugs. These patent applications typically cover the use of the single-isomer or active-metabolite forms of a parent compound for specific therapeutic benefits.

        Sepracor's strategy for commercializing its ICEs is to seek licensing or co-promotion collaborations with major pharmaceutical companies and, for selected prescription products, to develop a sales force to facilitate the independent marketing of ICEs. When licensing or seeking to co-promote its products, the Company typically seeks partners which have composition-of-matter patent positions for the licensed drug or which have marketing and distribution strength in the market served by the drug. Most of the ICEs for which the Company has obtained use patents or filed patent applications are covered by composition-of-matter or other patents or patent applications typically held by third party drug companies. The ICEs may not be commercialized until the expiration of the relevant third party composition-of-matter or other patents (unless a license is obtained thereunder or the patent expires or is determined to be invalid, unenforceable or not infringed by a court of proper jurisdiction). See "Patents and Proprietary Information."

ICE DEVELOPMENT PROGRAM

        Sepracor has licensed or is developing the following ICEs intended to treat a broad range of indications:

        RESPIRATORY

        Norastemizole, an active metabolite of Hismanal(R). Hismanal, marketed by Johnson & Johnson, carries a "black box" label warning of the potential for serious cardiac side effects and adverse drug-drug interactions. Hismanal must also be administered for up to a week before reaching full efficacy. Sepracor's Phase I and Phase II clinical trials indicate that norastemizole is potentially a safe and potent non-sedating antihistamine with rapid onset and long duration of action, making once-a-day dosing possible. Sepracor is currently conducting Phase III clinical trials with norastemizole. The Company has a method-of-use patent application pending covering norastemizole. On February 4, 1998, Sepracor and Janssen Pharmaceutica N.V, a wholly owned subsidiary of Johnson & Johnson ("Janssen"), entered into an agreement with respect to the joint development and co-promotion of norastemizole. Janssen has a composition of matter patent expiring in 1999 and a patent claiming anti-allergic use and pharmaceutical formulations expiring in 2006.

        Descarboethoxyloratadine (DCL), an active metabolite of Claritin(R). Claritin is marketed by Schering Corporation. Sepracor's preclinical studies have shown that DCL may be more potent than other commercially available antihistamines. Sepracor's patent portfolio for DCL includes a U.S. patent covering the use of DCL as a non-sedating antihistamine that expires in 2014 and U.S. patent applications pending covering pharmaceutical formulations and additional uses.

        In December 1997, Sepracor and Schering-Plough Ltd. ("Schering-Plough") entered into a licensing agreement giving Schering-Plough exclusive worldwide rights to Sepracor's patents covering DCL. Schering-Plough has indicated it intends to develop and market DCL worldwide. Sepracor received $5 million as an upfront license fee and is entitled to royalty payments upon the initial sale of the product, at a rate increasing over time and upon the achievement of specified sales volume and other milestones.

        Fexofenadine, an active metabolite of Seldane(R). Seldane, marketed by Hoechst Marion Roussel, Inc. ("HMRI"), was the leading non-sedating antihistamine until the U.S. Food and Drug Administration (the "FDA") mandated that Seldane carry a "black box" label warning of its potential cardiovascular side effects and adverse drug-drug interactions. HMRI introduced Allegra(R) in October 1996 as a second-generation non-sedating antihistamine without the side effects of Seldane. In January 1998, HMRI announced its intention to withdraw Seldane from the market due to the availability of the Allegra product line. Under Sepracor's license to HMRI, Sepracor will be entitled to royalties upon the expected expiration in 2001 of the HMRI composition-of-matter patent covering fexofenadine. However, in July 1997, the U.S. Patent and Trademark Office ("PTO") declared an interference between Sepracor and HMRI regarding a patent application and an issued U.S. patent of Sepracor for the use of fexofenadine for the treatment of allergic rhinitis, and a certain patent application of HMRI, which may result in the Company not receiving royalties from HMRI on sales of Allegra. See "Factors Affecting Future Operating Results."

        Levalbuterol (R-albuterol), a single-isomer form of Ventolin(R) and Proventil(R). Albuterol is marketed by GlaxoWellcome plc ("Glaxo-Wellcome"), Schering Corporation and others. In July 1997, two years after initiating clinical trials, Sepracor submitted a new drug application ("NDA") to the FDA for the nebulized form of levalbuterol. The FDA formally accepted the Company's NDA filing in early September 1997. Subject to FDA approval, the Company plans to introduce levalbuterol in late 1998.

        In addition to formulating a nebulizer solution, Sepracor is developing levalbuterol for use in several delivery systems, including syrup, tablet, a dry-powder inhaler and metered-dose inhalers using both chlorofluorocarbon and hydrofluoroalkane based propellants. Sepracor has two issued U.S. patents for the use of levalbuterol for the treatment of asthma that expire in 2011 and 2013, respectively.

        (R,R)-formoterol, a single-isomer form of Foradil(R) and Atock(R). Foradil is marketed in Canada and Europe by Novartis and Atock is marketed in Japan by Yamanouchi Pharmaceuticals. Sepracor is developing (R,R)-formoterol as a bronchodilator intended to offer benefits over existing drugs, including rapid onset and long duration of action. If successfully developed, (R,R)-formoterol would compete against Foradil and Atock, and against GlaxoWellcome's Serevent(R). Sepracor's Phase I and Phase II clinical trials indicate that (R,R)-formoterol has the potential to be a once-a-day long acting bronchodilator. Sepracor has a U.S. patent application pending for the use of (R,R)-formoterol.

        UROLOGY/GASTROENTEROLOGY

        (S)-oxybutynin, a single-isomer form of Ditropan(R). Ditropan, marketed by HMRI for the treatment of urinary incontinence, is the leading pharmaceutical treatment for urinary incontinence in adults. Urinary incontinence affects approximately 10 million women and 3 million men in the U.S. Current treatment for urinary incontinence consists primarily of diapers, pads, disposable briefs, shields, guards, mechanical devices, and surgical intervention. Pharmaceutical products capture only about 5% of this market. Sepracor believes that drug therapy represents such a small segment of the incontinence treatment market largely because pharmaceutical treatments, including racemic oxybutynin, can cause undesirable anticholinergic side effects, such as dry mouth, nausea, restlessness, and heart palpitations. The Company's clinical trials to date have demonstrated the potential for a significant reduction of such anticholinergic side-effects. Sepracor's (S)-oxybutynin is currently in Phase II clinical trials which are expected to be completed in 1998. Sepracor has an issued U.S. patent for (S)-oxybutynin for the method of treating urinary incontinence that expires in 2015 and several U.S. patent applications pending covering pharmaceutical formulations of (S)-oxybutynin.

        (S)-doxazosin, a single-isomer form of Cardura(R). Cardura, marketed by Pfizer Inc. ("Pfizer"), is used primarily to treat benign prostatic hyperplasia, or enlargement of the prostate, a significantly undertreated condition that is estimated to affect a majority of males over the age of 55. A side effect of doxazosin is orthostatic hypotension, the lowering of blood pressure that can cause severe dizziness or fainting. As a result of this effect, initial doses of the drug are generally administered in a doctor's office over several visits. Sepracor's preclinical studies indicate that S-doxazosin exhibits potential for a significant reduction in orthostatic hypotension and is more potent than the parent drug. Sepracor is preparing an investigational new drug application ("IND") in order to commence Phase I human clinical trials. Sepracor has an issued U.S. patent for the use of (S)-doxazosin to treat benign prostatic hyperplasia that expires in 2013.

        Norcisapride, a metabolite of Propulsid(R). Propulsid, marketed by Johnson & Johnson for treatment of gastroesophageal reflux disease, carries a "black box" label warning of the potential for fatal cardiac toxicity. In preclinical studies, norcisapride has been found by Sepracor to have the potential to be a potent anti-emetic without the risk of cardiac toxicity. The Company has a patent application pending with respect to norcisapride.

        (S)-lansoprazole, a single-isomer form of Prevacid(R). Prevacid, marketed in the U.S. by TAP Pharmaceuticals, is a protein pump inhibitor drug used to treat diseases associated with excess gastric acid secretions. Based on preclinical studies, Sepracor believes that (S)-lansoprazole may offer more consistent dosing and efficacy, as compared to Prevacid. The Company has a patent application pending with respect to (S)-lansoprazole.

        PSYCHIATRY/NEUROLOGY

        (R)-fluoxetine, a single-isomer form of Prozac(R). Prozac is marketed by Eli Lilly and Company ("Eli Lilly"). Prozac cannot be easily co-administered with, or switched to, other psychoactive medications due to the slow elimination from the body (approximately 30 days) of both Prozac and an active metabolite of Prozac, and the adverse drug-drug interaction profile. Sepracor believes that the (R)-isomer alone is equally potent as an antidepressant, more rapidly cleared, and is metabolized to an inactive isomer, resulting in faster elimination from the body, similar to Paxil(R) and Zoloft(R), two competitors that have comparable therapeutic benefit with this more rapid metabolism. This benefit may also increase the suitability of Prozac for treatment of the elderly, as well as other patient groups that have difficulty metabolizing certain drugs. Sepracor has an issued U.S. patent for
(R)-fluoxetine for the treatment of depression that expires in 2015.

        (S)-fluoxetine, the other single-isomer form of Prozac. Sepracor is also developing the (S)-isomer of fluoxetine, currently in Phase II clinical trials as a treatment to prevent migraine. Migraine affects approximately 23 million people in the U.S. Sumatriptan, marketed as Imitrex(R) by GlaxoWellcome, is approved for acute but not prophylactic treatment of migraine and is the leading antimigraine drug on the market. In Phase II trials, Sepracor demonstrated a statistically significant decrease in the frequency of migraine attacks for patients receiving (S)-fluoxetine. Sepracor has an issued U.S. patent for
(S)-fluoxetine for the prevention of migraine that expires in 2013.

        (S)-zopiclone, a single-isomer form of Imovane(R). Imovane, marketed by Rhone-Poulenc Rorer Inc. ("Rhone-Poulenc"), is a non-benzodiazepine, short-acting hypnotic/sedative approved for marketing in Europe for the treatment of sleep disorders. The Company's preclinical studies to date have demonstrated that (S)-zopiclone has the potential for a significant reduction in anticholinergic side effects, in particular dry mouth, when compared to Imovane. The Company has a patent application pending with respect to
(S)-zopiclone.

        (R)-bupropion, a single-isomer form of Zyban(R). Zyban, marketed by GlaxoWellcome for smoking cessation, is the only FDA approved product for smoking cessation that is non-addictive. However, Zyban has been shown to induce seizures in certain patients, including those with no prior history of seizure disorder. The Company has initiated an exploratory program to determine whether
(R)-bupropion has the potential for an improved side-effect profile, including less incidence of seizures, dry mouth, shaking and insomnia. The Company has a patent application pending with respect to (R)-bupropion.

        (S)-sibutramine, a single-isomer form of Meridia(R). Meridia is marketed by Knoll Pharmaceutical Co., a division of BASF AG, for the treatment of obesity. The Company has initiated an exploratory program to determine whether
(S)-sibutramine may have reduced anticholinergic side effects, in particular reduced dry mouth and constipation, as compared to Meridia. The Company has a patent application pending with respect to (S)-sibutramine.

OTHER INDICATIONS

        The Company is also developing the following compounds, which are in clinical or preclinical trials: (2R,4S)-itraconazole, marketed in racemic form by Johnson & Johnson as Sporanox(R), as an antifungal agent; and (R)ondansetron, marketed in racemic form by GlaxoWellcome as Zofran(R), for the treatment of emesis.

DRUG DISCOVERY

        Sepracor has undertaken a long-term new drug discovery program directed at discovering novel molecules and mechanisms for treatment of infectious disease, inflammation and pain. In connection with this program, Sepracor, using its combinatorial chemistry expertise, has independently developed an extensive library of new compounds which are screened against biological receptors both by Sepracor and by its biotechnology partners.

SUBSIDIARIES

        In 1994, Sepracor established and independently financed two subsidiaries, BioSepra Inc. ("BioSepra") and HemaSure Inc. ("HemaSure"), through initial public offerings of their common stock. The establishment of these and other subsidiaries has allowed Sepracor to concentrate on its core pharmaceutical business while allowing its subsidiaries to focus on the development and commercialization of the Company's bioprocessing technologies.

        BIOSEPRA

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

        Overview. Purification is a critical process in almost every stage in the development and commercialization of a biopharmaceutical, from research through production for clinical trials to commercial production. It is estimated that biopharmaceutical purification accounts for about one-half of overall commercial production costs.

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

        Products. BioSepra has developed chromatographic media products to enable biopharmaceutical companies to increase the productivity of their purification processes. The media products are based on both its recently developed HyperD(TM) media and established technologies.

        HyperD Media. In March 1993, BioSepra introduced its advanced HyperDiffusion(TM) Chromatography media, called HyperD media, which combines the high protein binding capacity of soft gels with the higher flow advantages of rigid porous materials. The soft gel provides a high number of protein binding sites, while the rigid porous materials (or shell) enables the media to resist compression even as solution is flowing at high speeds. The media is therefore able to achieve rapid flow rates while maintaining a high level of protein binding capacity. BioSepra believes that HyperD media can, in many applications, significantly increase productivity. BioSepra believes that the unique structure of BioSepra's HyperD chromatography media can enable companies to produce monoclonal antibody-based drugs faster and at higher purity and yield than they could using other products currently on the market. HyperD media is currently being used by several major pharmaceutical companies in production of biopharmaceuticals.

        In 1997, BioSepra further developed its market position with respect to antibody purification by gaining access to several families of ligands. BioSepra entered into a long-term supply agreement for recombinant protein-A, a key ligand for antibody purification. BioSepra also obtained a worldwide exclusive license for chromotography to a family of peptide mimetics of protein-A and licensed hydrophobic charge induction ("HCI") technology for the purification of antibodies. HCI purification does not require large amounts of salt, which is used in older hyrodphillic products and has been traditionally associated with high cost, disposal issues and additional purification steps.

        In March 1995, BioSepra entered into a strategic marketing alliance with Beckman Instruments, Inc. ("Beckman") appointing Beckman as its exclusive distributor worldwide (except in Japan) of certain HyperD media in several sizes of prepacked columns for use in the research and method development markets. In 1996, BioSepra extended the agreement to include Japan and the non-exclusive distribution of additional media for use in the research and method development market.

        Established Media Products. BioSepra offers a line of established chromatographic media products, most of which were introduced in the 1980s. These products, which were developed for use primarily in the blood fractionation industry still account for a significant but declining percentage of BioSepra's sales. BioSepra plans to continue to sell these media products for use in existing commercial scale processes that use these products, as well as new applications that do not require the high bioprocessing performance of HyperD.

        BioSepra's established media products offer different capabilities for purifying specific target molecules based on molecular charge, molecular size, degree of hydrophobicity and binding affinity.

        Other Products. BioSepra sells several chemical products used in biopharmaceutical research. BioSepra offers its proprietary UpScale(TM) Process columns designed for larger scale applications with volume capacities ranging from one to 130 liters of media.

        In addition, BioSepra is developing new purification devices for use by genomics and proteomics companies. These products under development may also be used by large pharmaceutical companies in their drug discovery programs. BioSepra recorded the first sale of a beta-stage version of this product under development in the fourth quarter of 1997.

        BioSepra expects that sales of its historical line of chromatography bioprocessing products will not increase in 1998 and that the future success of its business will depend on market acceptance of BioSepra's more recent products, such as HyperD, in the faster growing markets of the biopharmaceutical industry such as monoclonal antibodies. However, there can be no assurance that BioSepra's more recent products will be developed successfully or achieve market acceptance.

Recent Developments. In December 1997, BioSepra implemented a cost-reduction program that involved the write down of intangible assets to their net realizable value, the discontinuance of its instrument product line and a reduction in the number of employees. The purpose of the program was to enable BioSepra to focus on the process segments of the biopharmaceutical and genomics market. As part of the cost-reduction program, BioSepra recorded restructuring and impairment charges totaling $4,179,000 in the fourth quarter of 1997. There can be no assurances that this cost-reduction program will not result in loss of customers or temporary sales or production disruptions, any of which could have a materially adverse effect on BioSepra's business, financial condition or results of operations.

        HEMASURE

        HemaSure, a 37% owned affiliate of the Company, is applying its proprietary filtration technology to develop products to increase the safety of donated blood and to improve certain blood collection and transfusion procedures.

        SEPRACHEM

        In March 1996, SepraChem Inc., a wholly owned subsidiary of Sepracor ("SepraChem"), and a supplier of chiral fine chemical intermediates that are used by pharmaceutical companies in the production of single isomer drugs, and Sterling Organics Limited, a United Kingdom manufacturer of fine chemicals, were each contributed (the "Contributions") to ChiRex Inc., a Delaware corporation ("ChiRex"), formed for the purpose of effecting the Contributions. In consideration for the Contributions, Sepracor received shares of ChiRex common stock and the stockholders of Sterling Organics received shares of ChiRex common stock and cash from the proceeds of a public offering of ChiRex common stock which was completed concurrently with the Contributions. Sepracor owned approximately 32% of ChiRex. In March 1997, Sepracor sold all of its shares of ChiRex common stock in an underwritten public offering. Sepracor received net proceeds in the offering of approximately $31,125,000 after payment of the underwriting discounts and commissions but before payment of the other expenses associated with the offering. As a result of this transaction, Sepracor recognized a gain of $30,069,000 which was recorded as other income.

        VERSICOR

        Versicor Inc. ("Versicor") was formed as a majority-owned subsidiary of the Company in May 1995 to develop novel drug candidates principally for the treatment of infectious diseases. In December 1997, Versicor announced the completion of a private equity financing for approximately $22,000,000. Following this financing, Sepracor retains approximately a 22% equity ownership in Versicor. Sepracor converted $9,530,000 of convertible subordinated notes of Versicor into 12,166,667 shares of Versicor Series B Preferred Stock (1,095,000 shares on a common equivalent basis after giving effect to a 9-for-1 reverse common stock split declared December 1997). Sepracor recognized a gain of approximately $5,688,000 on the transaction, which was recorded as an increase to additional paid-in capital.

RESEARCH AND DEVELOPMENT

        SEPRACOR. The Company's total research and development expenses were $21,707,000, $35,828,000 and $43,055,000 for 1995, 1996 and 1997, respectively.
Collaborative research and development revenues totaled $1,036,000, $25,000 and $58,000 in 1995, 1996 and 1997, respectively.

        BIOSEPRA. BioSepra's research and development group consists of 15 persons. BioSepra's research and development efforts are primarily dedicated to the development of chromatographic products to speed up and optimize process design and development and reduce production time and cost for biopharmaceutical drug development and manufacture with a specific focus on monoclonal antibodies and the genomics and gene therapy markets. During 1995, 1996 and 1997, BioSepra spent $2,761,000, $2,399,000 and $1,859,000, respectively, on research and development.

MARKETING AND SALES

        SEPRACOR. The Company's marketing strategy includes arrangements with corporate marketing partners, outlicensing product rights in exchange for royalties and marketing through its direct sales force. The Company believes that corporate partnering arrangements allow the Company to market its ICEs more quickly and, simultaneously, utilize the partner's marketing expertise. The Company currently has collaborative agreements with Schering-Plough, HMRI and Janssen. In each of these collaborative agreements, the Company is dependent upon the efforts of its collaboration partner and there is no assurance that such efforts will be successful.

        The Company intends to build a direct sales force consisting of representatives and technical specialists. The sales representatives will demonstrate the use of the Company's products while educating physicians as to the clinical benefits of the ICEs. The technical specialists will act as a resource to provide physicians with relevant information regarding the Company's products.

        Building a direct sales force will require substantial efforts and significant management and financial resources. The Company's business and future operating results will depend in significant part upon its ability to attract and retain skilled sales and marketing personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting or retaining such personnel. There can be no assurance that the Company will be able to build such a marketing staff or sales force, that establishing such a marketing staff or sales force will be cost-effective or that the Company's sales and marketing efforts will be successful.

        In 1997, sales to two BioSepra customers and HMRI consisted of 33%, 10% and 12%, respectively, of the Company's total revenues.

        BIOSEPRA. In 1997, BioSepra marketed its products to the biopharmaceutical industrial market through direct sales efforts in the United States and some parts of

Europe and through distributors in other countries. BioSepra markets and sells its products through field sales representatives and distributors, supported by application specialists, product managers, and technical support/application development personnel in BioSepra's research and development department. Pursuant to BioSepra's agreement with Beckman, Beckman distributes worldwide certain HyperD media products.

MANUFACTURING

        SEPRACOR. The Company conducts the formulation of its drug compounds primarily at its laboratories in Marlborough, Massachusetts. The Company also currently owns and operates a current Good Manufacturing Practices ("cGMP") compliant 26,000 square foot fine chemical manufacturing facility in Windsor, Nova Scotia, which the Company believes has sufficient capacity to support the production of its drugs in quantities required for its clinical trials. As Sepracor's drugs become approved for sale, the Company will need to either manufacture such drugs itself or license the manufacturing and marketing rights to third parties. While the Company believes that it has the capability to scale up its manufacturing process to support the production in commercial quantities of certain of the drugs which it intends to directly market and sell, the production of a substantial portion of those drugs must be contracted out to third party manufacturers. Prior to December 31, 2001, the Company is obligated to purchase from ChiRex all of its commercial requirements (other than commercial quantities of its drugs which Sepracor is capable of producing at its Nova Scotia manufacturing plan) of those drugs which it intends to directly market and sell, subject to certain pricing, supply and quality control conditions.

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

COMPETITION

        SEPRACOR. Sepracor's principal competitors are generic drug companies that seek to market the racemic mixture following expiration of the innovator's composition-of-matter patent and also pharmaceutical companies which develop new patented therapies to treat the disease indications that Sepracor is targeting. The Company expects that these competitors will seek to compete against Sepracor's differentiated products with lower pricing, which could adversely affect the prices charged by Sepracor. In addition, any ICE developed by the Company is likely to encounter competition from the original brand-name parent drug, potentially in a generic form, following expiration of the innovator's composition-of-matter patent. Many competitors and potential competitors have substantially greater resources, manufacturing and marketing capabilities, research and development staff and production facilities than Sepracor and its subsidiaries.

        In its ICE program, the Company expects to compete primarily by obtaining use patents on the single-isomer or active-metabolite form of existing, widely-sold racemic drugs and by establishing, through preclinical and clinical tests, that such products in single-isomer or active-metabolite form offer benefits over the racemic compounds, such as reduced side effects, improved therapeutic efficacy, new indications or improved dosage forms. Any such patents obtained by Sepracor should exclude others from marketing the targeted single-isomer compound for the indications claimed in Sepracor's issued use patents.

        BIOSEPRA. BioSepra encounters intense competition in the sale of its current products and expects to encounter intense competition in the sale of its future products. BioSepra's principal competitors are Amersham-Pharmacia-BioTech, Bio-Rad and PerSeptive Biosystems, Inc. ("PerSeptive"). These competitors, as well as other companies selling or developing products for the bioseparations market, have financial, marketing and other resources greater than those of BioSepra. In addition, certain competitors have had long-term relationships with many of BioSepra's existing and potential customers.

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

        Human therapeutics are normally subject to rigorous preclinical and clinical testing. The standard process required by the FDA before a drug may be marketed in the U.S. includes (i) preclinical laboratory tests with toxicity and, often, carcinogenicity testing, (ii) submission to the FDA of an application for an IND, which must be approved before human clinical trials may commence, (iii) adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug for its intended indication, (iv) submission to the FDA of an NDA and (v) FDA approval of the NDA prior to any commercial sale or shipment of the drug. In the past, the Company has attempted to shorten the regulatory approval process of its ICEs by relying on preclinical and clinical toxicology data already on file with the FDA with respect to the parent drug.

        Typically, clinical evaluation involves a three-phase process. In Phase I, the initial introduction of the drug to humans, the drug is tested for safety (adverse effects), dosage tolerance, absorption, distribution, metabolism and excretion. Phase II involves studies in a limited patient population to (i) determine the efficacy of the drug for specific targeted indications, (ii) determine dosage tolerance and optimal dosage and (iii) identify possible adverse effects and safety risks. When a compound is found to be effective and to have an acceptable safety profile in Phase II evaluations, Phase III trials are undertaken to evaluate further clinical efficacy and to test further for safety within an expanded patient population at geographically dispersed clinical study sites. The process of completing clinical testing, obtaining FDA regulatory approval and commencing commercial marketing is likely to take a number of years. There can be no assurance that Phase I, Phase II or Phase III testing will be completed successfully within any specified time period, if at all, with respect to any of the Company's products subject to such testing. Furthermore, there can be no assurance that the FDA will accept the Company's evidence that a particular product meets the Company's claims of superiority.

        FDA regulations pertain not only to healthcare products, but also to the processes and production facilities used to produce such products. Although the Company has designed the required portions of its U.S. facility to conform to cGMP, the FDA will not review the facilities for compliance until the Company produces a product for which FDA commercial approval has been sought. Environmental legislation provides for restrictions and prohibitions on releases or emissions of various substances produced in, and waste by-products from, Sepracor's operations.

        The FDA also imposes requirements relating to the marketing of drug products after approval, including requirements relating to the promotion of drug products to buyers and to the reporting to the FDA of adverse drug experiences known to companies holding approved applications. Failure of the Company to adhere to these requirements could lead to regulatory action by the FDA. Information reported to the FDA in compliance with these requirements could cause the FDA to withdraw drug approval or to require modification of labeling (e.g., to add warnings or contraindications). The FDA has the statutory authority to seek judicial remedies and sanctions and to take administrative corrective action for violation of these and other FDA requirements and standards.

        BIOSEPRA. BioSepra's customers are required to obtain the approval of the FDA and similar health authorities in foreign countries to test clinically and sell commercially pharmaceuticals for human use. Although BioSepra's products do not require FDA approval for sale, the FDA and comparable foreign authorities typically review the manufacturing procedures and inspect the facilities and equipment of BioSepra's customers for compliance with applicable rules and regulations. BioSepra's customers will often review and inspect BioSepra's manufacturing facilities prior to ordering products for use in an FDA-approved production process. BioSepra believes that its production and documentation procedures are consistent with cGMP. Also, BioSepra files with the FDA Drug Master Files that facilitate the use by pharmaceutical companies of BioSepra's media for both clinical trial production and commercial production.

        Historically, in the production of a biopharmaceutical, any material change by a manufacturer of process or equipment generally necessitates additional FDA review and approval. Manufacturers were therefore typically reluctant to change production methods for existing products. For this reason, BioSepra has in the past encountered difficulties in selling its media products to customers which have already applied for or obtained FDA licenses for production processes that specify a different supplier's product.

        While this difficulty remains an issue for various categories of biopharmaceuticals, new guidelines issued in 1996 by the FDA give biopharmaceutical companies greater flexibility to make changes in the production processes for certain classes of drugs, including monoclonal antibody-based drugs, and to continue optimization of their production processes subsequent to drug approval. In the past, a drug manufacturing process was "locked in" during clinical trials, prior to product approval. Companies were reluctant to make any process changes because the FDA would have required new clinical studies. Now, companies affected by these new guidelines need only demonstrate a product's biological equivalence to adopt process changes without new clinical trials.

PATENTS AND PROPRIETARY TECHNOLOGY

        SEPRACOR. Sepracor (including its affiliates and subsidiaries) has filed patent applications in the U.S. relating to chiral synthesis and separations, membrane affinity separations, methods of protein purification and single-isomer compounds As of December 31, 1997, approximately 72 U.S. patents have been issued to the Company and approximately 83 patent applications are pending in the PTO. Sepracor has filed many patent applications in selected countries other than the U.S. In addition, the Company has licensed from third parties certain rights under various patents and patent applications. Certain of these patents and patent applications are licensed to subsidiaries of the Company as described below.

        To the extent that Sepracor invents or discovers a new or useful improvement to an existing racemic mixture for a specific use, and files a U.S. patent application for such use, a composition or method-of-use patent may be issued. The Company has been issued U.S. patents on the use of single-isomer or active metabolite form of drugs currently marketed as racemic mixtures. The Company is currently pursuing a policy of aggressively seeking patent protection for single-isomer forms of certain existing drugs now sold as racemic mixtures.

        Many of the ICEs for which the Company has obtained method-of-use patents or filed patent applications may be subject to composition-of-matter or other patents held by third parties. For example, each of the following ICEs is claimed by third party U.S. patents or patent applications as indicated:
(S)-doxazosin, third party patent claiming the drug substance doxazosin and pharmaceutical formulations that expires in 2000; fexofenadine, third party patent claiming the drug substance fexofenadine that expires in 1999 and a third party patent claiming substantially pure fexofenadine expiring in 2013;
(R)-fluoxetine, third party patents claiming the drug substance fluoxetine and methods of use that expire in 2001 and 2003, respectively; (S)-fluoxetine, third party patents claiming the drug substance fluoxetine and methods of use that expire in 2001 and 2003, respectively; (S)-lansoprazole, third party patents claiming the drug substance lansoprazole, pharmaceutical formulations and methods of use that expire in 2009, 2008 and 2005, respectively; norcisapride, third party patent claiming the drug substance norcisapride that expires in 2009; (S)-sibutramine, third party patent claiming the drug substance sibutramine and methods of treating depression that expires in 2002;
(S)-zopiclone, third party patent application claiming the drug substance
(S)-zopiclone as a hypnotic agent; (2R,4S)-itraconazole, third party patent claiming the drug substance itraconazole expiring in 1998; (R)-ondansetron, third party patent claiming the drug substance ondansetron and methods of use to treat emesis expiring 2005 and 2006, respectively; and (--)-cetirizine, third party patent claiming the drug substance cetirizine, expiring in 2007. The third party patents claiming fexofenadine and sibutramine may be subject to patent term extension and there are foreign equivalents to a number of the U.S. patents identified above, the scope and expiration of which vary from country to country. Even if a patent is issued to the Company for the use of a single-isomer or active-metabolite form of a racemic mixture which is currently claimed by one or more third party patents, products based on any such patent issued to the Company may not be sold until the expiration of all such third party patents (unless a license is obtained to such third party patents or such third party patents expire or are determined to be invalid, unenforceable, or not infringed by a court of proper jurisdiction). In addition, there may be pending additional third party patent applications covering the Company's ICEs which, if issued, may preclude the sale of an ICE.

        BIOSEPRA. Sepracor has entered into a Technology Transfer and License Agreement with BioSepra under which Sepracor has transferred to BioSepra rights to the technology developed by Sepracor relating to the separation of biological molecules (excluding the fields of chiral synthesis, chiral separations and the development, use and sale of chiral drugs and chiral drug intermediates and also excluding the field of HemaSure, as described below). BioSepra holds several patents and pending patent applications, including a U.S. composition-of-matter patent on HyperD media and comparable foreign patent applications. BioSepra's additional patents relate primarily to the composition of its other media products and certain biopharmaceutical production processes.

EMPLOYEES

        At March 1, 1998, Sepracor and its wholly-owned subsidiaries employed 149 persons, of whom 80 were primarily engaged in research, development and engineering activities, 18 in manufacturing, and the remainder in marketing, sales, administration, finance and accounting; and BioSepra employed 55 persons.

FACTORS AFFECTING FUTURE OPERATING RESULTS

        Certain of the information contained in this Annual Report on Form 10-K, including information with respect to the safety, efficacy and potential benefits of the Company's ICEs under development and the scope of patent protection with respect to these products and information with respect to the other plans and strategy for the Company's business and the business of the subsidiaries and certain affiliates of the Company, consists of forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include the following:

        Since substantially all of Sepracor's ICEs are at the early stages of development, there can be no assurance that these drugs will have improved characteristics that provide greater benefits or fewer side effects than the corresponding parent drugs or that research efforts undertaken by Sepracor will lead to the discovery of future drugs with such improved characteristics. All of the drugs under development will require significant additional research, development, preclinical and/or clinical testing, regulatory approval and an additional commitment of resources prior to their successful development and commercialization. Sepracor has limited experience in conducting human clinical trials and in manufacturing pharmaceutical products and has no experience in marketing such products.

        Proprietary rights relating to the products of Sepracor will be protected from unauthorized use by third parties only to the extent that they are covered by valid and enforceable patents or are maintained in confidence as trade secrets. Sepracor has filed patent applications covering compositions containing, and methods of using, single isomer or active-metabolite forms of various compounds for specific applications. The ability to commercialize successfully any ICE will depend to a significant degree upon the ability to obtain and maintain use patents of sufficient scope to prevent third parties from developing similar or competitive products. Most of the ICEs for which Sepracor has obtained use patents or filed applications therefor are claimed by composition of matter or other patents or patent applications held by third parties. In each such case, unless subject to an existing license agreement, the ICE may not be commercialized until the expiration of corresponding third party composition-of-matter or other patents. There can be no assurance that any pending patent applications relating to the products of Sepracor will result in patents being issued or that any such patents will afford protection against competitors with similar technology. There may be pending or issued third-party patents relating to the product of Sepracor and Sepracor may need to acquire licenses to, or to contest the validity of, any such patents. It is likely that significant funds would be required to defend any claim that Sepracor infringes a third-party patent, and any such claim could adversely affect sales of the challenged product of Sepracor until the claim is resolved. There can be no assurance that any license required under any such patent would be made available. Certain of the technology that may be used in the products of Sepracor is not covered by any patent or patent application. In the absence of patent protection, the business of Sepracor may be adversely affected by competitors who independently develop substantially equivalent technology.

        In July 1997, the PTO informed Sepracor that it had declared an interference between Sepracor's previously issued use patent on fexofenadine to treat allergic rhinitis and another similar patent application of Sepracor, and the use patent application of HMRI on the anti-histaminic effects of fexofenadine on hepatically impaired patients. The primary objective of a patent interference, which can only be declared by the PTO, is to determine which party was the first to invent any overlapping subject matter claimed by more than one party. In the course of an interference, the parties typically present evidence relating to their invention of the overlapping subject matter. The PTO then reviews the evidence to determine which party has the earliest legally sufficient date of invention, and, therefore, is entitled to a patent claiming the overlapping subject matter. If Sepracor prevails in the interference, Sepracor will retain all of its claims in its issued patent. If, however, Sepracor loses the interference, HMRI will be issued a U.S. patent containing its claims involved in the interference and may not be obligated to pay Sepracor milestone or royalty payments pursuant to the terms of the license agreement whereby Sepracor licensed its U.S. patent rights covering fexofenadine to HMRI in 1993. Sepracor and HMRI have agreed to resolve the interference by arbitration. Selection of the arbitrator and initiation of the arbitration proceeding is expected to occur in the first half of 1998. While it is possible that the arbitrator's decision may be rendered during 1998, there can be no assurance that the arbitrator's decision will be rendered at that time. Once rendered, the arbitrator's decision must be submitted to the PTO for final approval. The interference is in its early stages and the Company is unable to predict its outcome.

        The marketing and sale of pharmaceutical products developed by Sepracor or its development partners will require FDA approvals as well as similar approvals in foreign countries. To obtain such approvals, the safety and efficacy of such products must be demonstrated through clinical trials. There can be no assurance that the results of such clinical trials will be consistent with the results obtained in preclinical studies or that the results obtained in later phases of clinical trials will be consistent with those obtained in earlier phases. There also can be no assurance that any such products will be shown to be safe and efficacious or that regulator approval for any such products will be obtained on a timely basis, if at all. The clinical trial and regulatory approval process can take a number of years and require the expenditure of substantial resources. With respect to certain of the Company's ICEs, the Company has been able to shorten the regulatory approval process of its ICEs by relying on preclinical and clinical toxicology data already on file with the FDA with respect to the parent drug. Although Sepracor has to date been successful in employing this strategy in connection with the approval process of certain of its proposed products, there can be no assurance that the FDA will permit the Company to utilize this strategy in the future. Accordingly, the Company may be required to expend significant resources to complete such preclinical and clinical studies for its other ICEs, thereby significantly delaying the regulatory approval process. The failure of the Company to obtain regulatory approval on a timely basis and unanticipated significant expenditures on preclinical and clinical studies could adversely affect the financial condition of the Company. While the Company expects FDA approval of its NDA for the nebulized form of levelbuterol in late 1998, there can be no assurance that the FDA will approve such NDA by such date, if at all.

        The Company currently has very limited sales and marketing experience. If the Company is successful in developing and obtaining regulatory approval for its products under development, it expects to license certain products to large pharmaceutical companies and market and sell certain other products through its direct specialty sales forces or through other arrangements, including co-promotion arrangements. In anticipation of expected FDA approval of the nebulized form of levalbuterol later this year, the Company is beginning to establish a direct sales force to market the inhalation solution of levalbuterol. Further, as the Company begins to enter into co-promotion arrangements or market and sell additional products directly, the Company will need to significantly expand its sales force. The ability of the Company to realize significant revenues from its direct marketing and sales activities is dependent on its ability to attract and retain qualified sales personnel in the pharmaceutical industry. There can be no assurance, however, that the Company will be able to attract and retain such qualified sales personnel, that it will successfully expand its marketing and direct sales force in the future on a timely basis, that the cost of establishing such marketing or sales force will not exceed any product revenues, that its sales and marketing efforts will be successful, or that the need to comply with FDA limits on drug product marketing, including limits on claims of comparative safety or efficacy, will not inhibit the effectiveness of such marketing. In addition, the Company will need to enter into co-promotion arrangements with third parties where its own direct sales force is neither well situated nor large enough to achieve maximum penetration in the market. There can be no assurance that the Company will be successful in entering into any such arrangements or that the terms of any such arrangements will be favorable to the Company.

        Sepracor's ability to commercialize certain drugs that it develops is likely to depend in significant part on its ability to enter into collaborative agreements with pharmaceutical companies to fund all or part of the costs to complete the development of such drugs and to manufacture and/or market such drugs. To date, the Company has entered into three such collaborative agreements. The Company has licensed its U.S. patent rights to Allegra (fexofenadine) to HMRI and is entitled to receive royalties on all U.S. sales of Allegra when the patent on the parent drug expires. The Company, however, is currently party to an interference involving Allegra which, if decided adversely to the Company, could result in the loss of all or substantially all of the royalties to which the Company is entitled under the license agreement on future sales of Allegra. See "Legal Proccedings." The Company has also licensed its worldwide patent rights in DCL to Schering-Plough, pursuant to which the Company is entitled to receive royalties from Schering-Plough upon the initial sale of the product. The Company has entered into an agreement with Janssen with respect to the joint development and co-promotion of norastemizole. In each of these collaborative arrangements and, to the extent the Company enters into additional collaborative arrangements, the Company is dependent upon the efforts of the collaboration partners and there can be no assurance that such efforts will be successful. If any collaborators were to breach or terminate their agreements with the Company or fail to perform their obligations thereunder in a timely manner, the development and commercialization of the products could be delayed or terminated. Any such delay or termination could have a material, adverse effect on the Company's financial condition and results of operation. Sepracor's failure or inability to perform certain of its obligations under a collaborative agreement could result in a reduction or loss of the benefits to which Sepracor is otherwise entitled under such agreement. There can be no assurance that Sepracor will be able to enter into any such agreements for ICE's in the future or that such collaborative agreements, if any, will be entered into on terms favorable to the Company.

        The Company currently operates a cGMP compliant manufacturing plant which the Company believes has sufficient capacity to support the production of its drugs in quantities required for its clinical trials. While the Company believes it has the capability to scale up its manufacturing processes and manufacture sufficient quantities of certain of the products which may be approved for sale, without additional expansion, the Company will not have the capability to manufacture in sufficient quantities all of the products which may be approved for sale. Accordingly, the Company may be required to expend additional resources to expand its current facility, construct an additional facility or contract the production of these drugs to third party manufacturers. There can be no assurance that the Company will have the resources to expand its existing or develop additional facilities or contract with manufacturers to produce its products in commercial quantities or that any contract with third party manufacturers will be on favorable terms to the Company. There can be no assurance that the Company will succeed in scaling up its manufacturing processes or maintaining cGMP compliance. Failure in either respect can lead to refusal by the FDA to approve marketing applications. Failure to maintain cGMP compliance may also be the basis for action by the FDA to withdraw approvals that have been granted and for other regulatory action.

        The testing, marketing and sale of human health care products entails an inherent risk of product liability and there can be no assurance that product liability claims will not be asserted against Sepracor. Sepracor and its subsidiaries maintain limited product liability insurance coverage for both the clinical trials and commercialization of its products. There can be no assurance that Sepracor will be able to obtain further product liability insurance on acceptable terms, if at all, or that any current insurance subsequently obtained will provide adequate coverage against all potential claims.

        The Company will require substantial additional funds for its research and product development programs, operating expenses, the pursuit of regulatory approvals and expansion of its production, sales and marketing capabilities. Adequate funds for these purposes, whether through equity or debt financing, collaborative or other arrangements with corporate partners or from other sources, may not be available when needed on terms acceptable to the Company. Insufficient funds could require the Company to delay, scale back or eliminate certain of its research and product development programs or to license to third parties to commercialize products or technologies that the Company would otherwise develop or commercialize itself. While the Company believes that its available cash balances will be sufficient to meet its capital requirements into 2000, the Company may need to raise additional funds to support its long term product development and commercialization programs. There can be no assurance that such capital will be available on favorable terms, if at all. The Company's cash requirements may vary materially from those now planned because of results of research and development, results of product testing, relationships with customers, changes in focus and direction of the Company's research and development programs, competitive and technological advances, patent developments, the FDA regulatory process, the capital requirements of BioSepra and Sepracor Canada Limited, and other factors.

        The Company is evaluating the potential impact of the year 2000 on the processing of data-sensitive information by the Company's computerized information systems. The year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculation or system failures. Based on preliminary information, costs of addressing potential programs are not currently expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in the future periods. However, if the Company, its customers or vendors are unable to resolve such processing issues in a timely manner, it could result in a material financial risk. Accordingly, the Company plans to devote the necessary resources to resolve all significant year 2000 issues in a timely manner.

        Other factors that may affect the Company's future operating results include the Company's fluctuations in quarterly operating results, its ability to meet its debt service requirements and to compete successfully in the market.

        Factors that may affect the future operating results of Sepracor include the ability of BioSepra to obtain additional financing, the dependence on BioSepra sales of HyperD media, which was introduced in 1993, and BioSepra's ability to sell its products to customers at the early stage of their product development cycles.

        Factors that may affect the future operating results of Sepracor include the ability of HemaSure to develop commercially viable products and HemaSure's limited number of customers.

        Because of the foregoing factors, past financial results should not be relied upon as an indication of future performance. The Company believes that period-to-period comparisons of its financial results are not necessarily meaningful and it expects that its results of operations may fluctuate from period to period in the future.

ITEM 2. PROPERTIES.

        Sepracor's facilities, including those used by BioSepra, are located in Marlborough, Massachusetts, Windsor, Nova Scotia and Villeneuve-la-Garenne, France. In Massachusetts, the Company leases a total of 101,292 square feet of space in two buildings. Approximately 5,000 square feet is devoted to manufacturing operations and the balance to research and development and administration. Two leases currently in effect extend to June 2007 for 32,477 square feet and June 2007 for 68,815 square feet. In France, BioSepra leases approximately 28,500 square feet of space under a contract that can be terminated by either party upon 18 months' notice. In Nova Scotia, Sepracor's primary operating location is a 26,000-square-foot fine chemical manufacturing facility located on a five-acre site in Windsor, Nova Scotia. The Company has an option to purchase additional abutting land. The facility was acquired by the Company in March 1994. Production at the Nova Scotia facility began in February 1995. To date, only pilot-scale quantities are manufactured at the facility. See "Business -- Manufacturing" for information concerning facilities of BioSepra.

ITEM 3.  LEGAL PROCEEDINGS.

        In July 1997, the PTO informed Sepracor that it had declared an interference between Sepracor's previously issued method-of-use patent on fexofenadine to treat allergic rhinitis and another similar patent application of Sepracor, and HMRI's method-of-use patent application on the anti-histaminic effects of fexofenadine on hepatically impaired patents. The primary objective of a patent interference, which can only be declared by the PTO, is to determine the first to invent any overlapping subject matter claimed by more than one party. In the course of an interference, the parties typically present evidence relating to their inventive activities as to the overlapping subject matter. The PTO then reviews the evidence to determine which party has the earliest legally sufficient inventive date, and, therefore, is entitled to a patent claiming the overlapping subject matter.

        If Sepracor prevails in the interference, Sepracor will retain all of its claims in its issued patent. If, however, Sepracor loses the interference, HMRI will be issued a U.S. patent containing its claims involved in the interference and may not be obligated to pay Sepracor milestone or royalty payments pursuant to the terms of the license agreement whereby Sepracor licensed its U.S. patent rights covering fexofenadine to HMRI in 1993.

        In December 1997, the Company and its subsidiary, BioSepra, settled their long standing patent lawsuit with PerSeptive, a competitor of the Company. Under the terms of the settlement, PerSeptive received an unspecified amount and the Company obtained a limited, non-exclusive license under PerSeptive's Perfusion Chromatography(R) patents to make, use and sell its HyperD(R) product line free of claims of infringements by PerSeptive.

        HemaSure is a defendant in two lawsuits brought by Pall Corporation ("Pall"). In complaints filed in February 1996 and November 1996, Pall alleged that HemaSure's manufacture, use and/or sale of the LeukoNet product infringes upon three patents held by Pall. On October 14, 1996 in connection with the first action concerning U.S. Patent No. 5,431,321 (the "321 patent") HemaSure filed for summary judgment of noninfringement. Pall filed a cross motion for summary judgment of infringement at the same time. In October 1997 the U.S. District Court for the Eastern District of New York granted in part Pall's summary judgment motion relating to the 321 patent. The court has not yet ruled on the validity of Pall's 321 patent claims, which HemaSure has asserted are invalid and unenforceable. The court will need to review and determine the validity of this patent prior to any further action. No date has been set for these proceedings.

        With respect to the second action concerning U.S. Patent Nos. 4,340,479 (the "479 patent") and 4,952,572 (the "572 patent"), HemaSure has answered the complaint stating that it does not infringe any claim of the asserted patents. Further, HemaSure has counterclaimed for declaratory judgment of invalidity, noninfringement and unenforceability of the '572 patent, and a declaratory judgment of noninfringement of the '479 patent, as a result of a license.

        HemaSure believes, based on advice of its patent counsel, that a properly informed court should conclude that the manufacture, use and/or sale by HemaSure or its customers of the present LeukoNet product does not infringe any valid enforceable claim of the three asserted Pall patents. However, there can be o assurance that HemaSure will prevail in the pending litigations, and an adverse outcome in a patent infringement action would have a material adverse effect on HemaSure's future business and operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matters were submitted to a vote of security holders of the Company, through solicitation of proxies or otherwise, during the last quarter of the year ended December 31, 1997.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table sets forth the names, ages and positions of the current executive officers of the Company.

Name                             Age                     Position
----                             ---                     ---------
Timothy J. Barberich             50     President, Chief Executive Officer and Director

David S. Barlow                  41     Executive Vice President; President,
                                        Pharmaceuticals

David P. Southwell               37     Executive Vice President; Chief Financial Officer
                                        and Secretary

James R. Hauske, Ph.D.           44     Senior Vice President, Discovery

Paul D. Rubin, M.D.              44     Senior Vice President, Drug Development

Robert F. Scumaci                38     Senior Vice President, Finance and
                                        Administration and Treasurer

Douglas Reedich, Ph.D.           40     Chief Patent Counsel

        Mr. Barberich, a founder of the Company, has been a director of the Company and its President and Chief Executive Officer since the Company's inception. Prior to founding the Company, Mr. Barberich served in a number of executive and managerial capacities at Millipore Corporation, which he joined in 1973. Most recently, prior to founding Sepracor, Mr. Barberich served as Vice President and General Manager of Millipore's Medical Products Division and as General Manager of Millipore's Laboratory Products Division. Mr. Barberich is Chairman of the Board of Directors of BioSepra and is a director of HemaSure and Versicor.

        Mr. Barlow, has served as Executive Vice President and President, Pharmaceuticals since October 1995. From July 1993 to October 1995, Mr. Barlow held the position of Senior Vice President and General Manager of the Pharmaceutical Division of Sepracor. From 1991 to 1993, he was President of the Business Group, a management consulting firm. Previously, he was Vice President, Worldwide Marketing and Business Development of Armour Pharmaceutical Company, a subsidiary of Rhone-Poulenc, from 1988 to 1991. Prior to that time, he was associated with Pfizer and Ares-Serono, Inc. in various business planning and marketing positions. Mr. Barlow is a director of HemaSure.

        Mr. Southwell, has served as Executive Vice President, Chief Financial Officer of the Company since October 1995 and served as Senior Vice President and Chief Financial Officer of the Company from July 1994 to October 1995. From August 1988 until July 1994, Mr. Southwell was associated with Lehman Brothers Inc., a securities firm, in various positions with the investment banking division, most recently in the position of Vice President. Mr. Southwell is a director of BioSepra.

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

        Dr. Rubin has served as Senior Vice President, Drug Development of the Company since April 1996. He was formerly Vice President and Worldwide Director of Clinical Pharmacology for Glaxo-Wellcome, a pharmaceutical company, from 1993 until 1996 and Vice President, Immunology and Metabolic Disease for Abbott Laboratories, a pharmaceutical company, from 1987 until 1993. Dr. Rubin was responsible for early clinical development of Glaxo-Wellcome's entire portfolio. While at Abbott Laboratories Dr. Rubin was responsible for the development of the 5-lipoxygenase inhibitor, zileuton. Dr. Rubin is a director of Endorex Corp.

        Mr. Scumaci has served as Senior Vice President, Finance and Administration and Treasurer of the Company since March 1996. He was Vice President and Controller of the Company from March 1995 until March 1996. From 1987 to 1994, Mr. Scumaci was employed by Ares-Serono Group, a multinational pharmaceutical company, most recently as Vice President, Finance and Administration of North American Operations. Previously, he was associated with Revlon and Coopers & Lybrand in various finance and accounting capacities.

        Dr. Reedich has served as Chief Patent Counsel of the Company since June 1995. From October 1987 to June 1995, he was employed by 3M Company ("3M"), most recently as patent counsel for 3M's Pharmaceuticals Division. Prior to joining 3M, Dr. Reedich was employed as a chemist by Eli Lilly.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        Incorporated by reference from the Company's 1997 Annual Report to Stockholders (the "1997 Annual Report") under the headings "Supplemental Stockholder Information -- Price Range of Common Stock" and "Supplemental Stockholder Information -- Dividend Policy."

        The Company did not issue or sell any equity securities during the quarter ended December 31, 1997 that were not registered under the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA.

        Incorporated by reference from the 1997 Annual Report under the heading "Sepracor Inc. Selected Financial Data."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        Incorporated by reference from the 1997 Annual Report under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

        Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The financial statements filed as part of this Annual Report on Form 10-K are incorporated by reference from the 1997 Annual Report under the headings "Consolidated Financial Statements and Notes Thereto" and are listed under Item 14 below.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        There have been no disagreements on accounting and financial disclosure matters.

                                    PART III

ITEMS 10-13.

        The information required for Part III in this Annual Report on Form 10-K is incorporated by reference from the Company's definitive proxy statement for the Company's 1998 Annual Meeting of Stockholders. Such information will be contained in the sections of such proxy statement captioned "Stock Ownership of Certain Beneficial Owners and Management", "Proposal 1 -- Election of Directors", "Board and Committee Meetings", "Compensation for Directors", "Compensation of Executive Officers", "Certain Relationships and Related Transactions", "Employment

Agreements" and "Section 16(a) Beneficial Ownership Reporting Compliance." Information regarding executive officers of the Company is also furnished in
Part I of this Annual Report on Form 10-K under the heading "Executive Officers of the Registrant."

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

        (a) The following documents are included or incorporated by reference from the 1997 Annual Report.

1. The following financial statements (and related notes) of the Company are incorporated by reference from the 1997 Annual Report:

                                                                          Page*

        Report of Independent Accountants                                 25*

        Consolidated Balance Sheets at December 31, 1997 and 1996         26*

        Consolidated Statements of Operations for the Years Ended
        December 31, 1997, 1996 and 1995                                  27*

        Consolidated Statements of Stockholders' Equity for the Years
        Ended December 31, 1997, 1996 and 1995                            28*

        Consolidated Statements of Cash Flows for the Years Ended
        December 31, 1997, 1996 and 1995                                  29*

        Notes to the Consolidated Financial Statements                    30*
        -----------

        * Refers to page number of the 1997 Annual Report. The financial statements (and related notes) are incorporated by reference from the 1997 Annual Report.

2. The schedule listed below and the Report of Independent Accountants on financial statement schedule are filed as part of this Annual Report on Form 10-K:

               Report of Independent Accountants on Financial
               Statement Schedule                                     S-1

               Report of Independent Accountants on Financial
               Statement Schedule                                     S-2

               Schedule II -- Valuation and Qualifying Accounts       S-3

               All other schedules are omitted as the information required is inapplicable or the information is presented in the consolidated financial statements or the related notes.

3. The Exhibits listed in the Exhibit Index immediately preceding the Exhibits filed as a part of this Annual Report on Form 10-K.

        (b) The following current report on Form 8-K was filed by the Company during the last quarter of the year ended December 31, 1997.

               Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 1997, as amended by Current Report on Form 8-K filed with the Securities and Exchange Commission December 18, 1997, relating to the signing of a licensing agreement with Schering-Plough Corporation.

        The following trademarks are mentioned in this Annual Report on Form
10-K:

        Sepracor and ICE are trademarks of Sepracor. BioSepra, HyperD, HyperDiffusion and UpScale Process are trademarks of BioSepra. HemaSure and LeukoNet are trademarks of HemaSure. This Annual Report on Form 10-K also contains trademarks of other companies.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    SEPRACOR INC.

                                    By:  /s/Timothy J. Barberich
                                         -------------------------------------
                                         Timothy J. Barberich
                                         President and Chief Executive Officer

Date:  March 30, 1998

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                    Title                           Date
---------                                    -----                           ----
/s/Timothy J. Barberich          President, Chief Executive Officer      March 30, 1998
--------------------------
Timothy J. Barberich             and Director (Principal Executive
                                 Officer)

/s/David P. Southwell            Executive Vice President and            March 30, 1998
--------------------------
David P. Southwell               Chief Financial Officer
                                (Principal Financial Officer)

/s/Robert F. Scumaci             Senior Vice President, Finance          March 30, 1998
---------------------------
Robert F. Scumaci                and Administration
                                 (Principal Accounting Officer)

/s/James G. Andress              Director                                March 30, 1998
--------------------------
James G. Andress

/s/Digby W. Barrios              Director                                March 30, 1998
--------------------------
Digby W. Barrios

/s/Robert J. Cresci              Director                                March 30, 1998
--------------------------
Robert J. Cresci

/s/Robert F. Johnston            Director                                March 30, 1998
--------------------------
Robert F. Johnston

/s/Keith Mansford                Director                                March 30, 1998
--------------------------
Keith Mansford

/s/James F. Mrazek               Director                                March 30, 1998
--------------------------
James F. Mrazek

/s/Alan A. Steigrod              Director                                March 30, 1998
--------------------------
Alan A. Steigrod

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Sepracor Inc.

Our report on the consolidated financial statements of Sepracor Inc. has been incorporated by reference in this Form 10-K from page 25 of the 1997 Annual Report to Stockholders of Sepracor Inc. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in item 14(a)2 of this Form 10-K.

In our opinion, based on our audit and the 1997 report of the other auditors, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information to be included therein.

                                            /s/ Coopers & Lybrand L.L.P.

Boston, Massachusetts
February 19, 1998, except as to the
information in Note W for which the
date is March 26, 1998

                        [ARTHUR ANDERSEN LLP LETTERHEAD]



              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE



To the Board of Directors and Shareholders of BioSepra Inc. and subsidiaries:

We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of BioSepra Inc. and subsidiaries and have issued our report thereon dated January 27, 1998. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14(a)2 herein is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein, in relation to the basic financial statements taken as a whole.


                                        /s/ Arthur Andersen LLP


Boston, Massachusetts
January 27, 1998 (except
for the matter discussed
in Note Q as to which
the date is March 26, 1998)

                                 SEPRACOR INC.
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

---------------------------------------------------------------------------------------------------------------------
         Column A                  Column B                   Column C                   Column D       Column E
---------------------------------------------------------------------------------------------------------------------

                                  Balance at                  Additions
                                   beginning       Charged to       Charged to                          Balance at
        Description                of period      and expenses    other accounts(1)    Deductions(2)   end of period
---------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1997
  Accounts Receivable Reserves      $233,010        $150,000         $      --           $(14,000)        $369,010

Year ended December 31, 1996
  Accounts Receivable Reserves       132,334         172,000                --            (71,324)         233,010

Year ended December 31, 1995
  Accounts Receivable Reserves      $ 84,759        $285,575         $(214,000)          $(24,000)        $132,334


(1) These amounts relate to changes in the translation rate of BioSepra's international subsidiary, and the write-off of the reserve from the sale of Biopass S.A.

(2) Collections and bad debt write-offs. Also includes $70,324 as a result of Sepracor merging its wholly-owned subsidiary, SepraChem Inc., into ChiRex, Inc. in 1996.

                                  EXHIBIT INDEX

Exhibit No.          Description                                                Page
-----------          -----------                                                ----
      3.1(7) --      Restated Certificate of Incorporation of the
                     Registrant, as amended.

      3.2(1) --      Amended and Restated By-Laws of the Registrant.

      4.1(1) --      Specimen Certificate for shares of Common Stock, $.10
                     par value, of the Registrant.

      4.2(2) --      Form of 7% Convertible Subordinated Debenture
                     due 2002.

         4.3 --      Form of 6 1/4% Convertible Subordinated
                     Debenture due 2005.

         4.4 -- Global 6 1/4% Convertible Subordinated Debenture payable to Cede & Co. due 2005.

     10.1(1) --      Second Amended and Restated Registration Rights
                     Agreement dated as of June 28, 1991, by and among the
                     Registrant and the persons listed on Schedule I thereto.

  (*)10.2(8) --      The Registrant's 1991 Restated Stock Option Plan,
                     as amended and restated.

  (*)10.3(8) --      The Registrant's 1991 Director Stock Option Plan,
                     as amended and restated.

     10.4(2) --      Lease as to Marlboro Industrial Park, dated December
                     12, 1995, between Valerie A. Colbert, Trustee of Second
                     Marlboro Development Trust under Declaration of Trust
                     dated September 15, 1972, and the Registrant (the
                     "Marlboro Lease").

  (*)10.5(8) --      The Registrant's 1996 Employee Stock Purchase
                     Plan, as amended and restated.

    10.6(3)+ --      License Agreement dated June 1, 1993, between the
                     Registrant and Marion Merrill Dow ("MMD").

Exhibit No.          Description                                                Page
-----------          -----------                                                ----
     10.7(3) --      Stock Purchase Agreement dated June 1, 1993,
                     between the Registrant and MMD.

     10.8(4) --      Technology Transfer and License Agreement dated as of
                     January 1, 1994, between the Registrant and BioSepra
                     Inc.

     10.9(4) --      Technology Transfer and License Agreement dated as of
                     January 1, 1994, between the Registrant and HemaSure
                     Inc.

    10.10(2) --      Technology Transfer and License Agreement, effective
                     January 1, 1995, between the Registrant and SepraChem
                     Inc.

    10.11(5) --      Series A Convertible Preferred Stock Purchase
                     Agreement, dated September 30, 1994, by and among the
                     Registrant and OFD Partners, L.P.

 (*)10.12(6) --      Letter Agreement, dated September 30, 1993,
                     between the Company and David S. Barlow.

 (*)10.13(6) --      Letter Agreement, dated June 10, 1994, between
                     the Registrant and David Southwell.

 (*)10.14(8) --      Letter Agreement, dated February 23, 1996,
                     between the Registrant and Paul D. Rubin.

 (*)10.15(8) --      Letter Agreement, dated February 23, 1995,
                     between the Registrant and Robert F. Scumaci.

 (*)10.16(8) --      Consulting Agreement between the Registrant and
                     Mr. Steigrod, dated September 1, 1996.

    (*)10.17 --      Consulting Agreement Amendment, dated as
                     of January 1, 1997, between the Registrant and
                     Alan A. Steigrod.

Exhibit No.          Description                                                Page
-----------          -----------                                                ----

       10.18 -- Promissory Note from David Barlow to the Registrant, dated July 1, 1997 to December 31, 1997, and Letter
                     Extension from the Registrant dated December 18, 1997.

    10.19(8) --      Promissory Note from Paul D. Rubin to the Registrant,
                     dated May 23, 1997.

       10.20 -- Promissory Note from Paul D. Rubin to the Registrant, dated January 22, 1998.

    10.21(6) --      Series B Preferred Stock Purchase Agreement dated
                     March 14, 1995, between the Registrant and Beckman
                     Instruments, Inc.

       10.22 --      First Amendment to Marlboro Lease, dated February 1,
                     1997, and Second Amendment to Marlboro Lease, dated July
                     1, 1997.

    10.23(6) --      Intellectual Property Security Agreement by and
                     between Fleet Bank of Massachusetts, N.A. and
                     the Registrant, dated December 28, 1994.

    10.24(8) --      Amended and Restated Revolving Credit and Security
                     Agreement among Fleet National Bank, the Registrant and
                     Sepracor Securities Corporation, dated December 31,
                     1996.

    10.25(8) --      Confirmation of and Amendment to Intellectual
                     Property Security Agreement between Fleet
                     National Bank and the Registrant, dated February 1997.

    10.26(8) --      Deposit Pledge Agreement, dated December 31, 1996,
                     between the Registrant and Fleet National Bank.

    10.27(8) --      Amended and Restated Promissory Note, dated
                     December 31, 1996, between the Registrant,
                     Sepracor Securities Corporation and Fleet
                     National Bank.

Exhibit No.          Description                                                Page
-----------          -----------                                                ----
    10.28(8) --      Guaranty Agreement, dated December 31, 1996,
                     between the Registrant and Fleet National Bank
                     for BioSepra Inc.

    10.29(2) --      Fiscal Agency Agreement, dated as of November
                     1, 1995, between the Registrant and Chemical Bank, as
                     Fiscal Agent.

      10.30+ --      License Agreement, dated January 30, 1998, by and
                     between the Registrant and Janssen Pharmaceutica N.V.

      10.31+ --      Agreement, dated as of December 5, 1997, by and
                     between the Registrant and Schering-Plough Ltd.

       10.32 -- Put Agreement, dated as of December 30, 1997, between the Registrant and Fleet National Bank.

       10.33 -- Purchase Agreement, dated February 5, 1998, between the Registrant, Morgan Stanley & Co.
                     Incorporated, Lehman Brothers Inc., Smith Barney
                     Inc. and Vector Securities International, Inc.

       10.34 --      Indenture, dated as of February 10, 1998, between the
                     Registrant and Chase Manhattan Bank, as trustee, relating to the 6 1/4% Convertible Subordinated
                     Debentures due 2005.

       10.35 --      Registration Rights Agreement, dated as of
                     February 5, 1998, by and among the Registrant, Morgan Stanley & Co. Incorporated, Lehman
                     Brothers Inc., Smith Barney Inc. and Vector
                     Securities International, Inc.

    (*)10.36 --      The Registrant's 1997 Stock Option Plan.

    (*)10.37 --      Consulting Agreement between the Registrant and
                     Digby W. Barrios, dated October 1, 1995.

Exhibit No.          Description                                                Page
-----------          -----------                                                ----
          13 --      1997 Annual Report to Stockholders (which shall be
                     deemed filed only with respect to those portions
                     specifically incorporated by reference herein).

          21 --      Subsidiaries of the Company.

        23.1 --      Consent of Coopers & Lybrand L.L.P.

        23.2 --      Consent of Arthur Andersen LLP.

          27 --      Financial Data Schedule.

          99 --      Report of Arthur Andersen LLP.

----------

(*) Management contract or compensatory plan or arrangement filed as an exhibit to this Form pursuant to Item 14(c) of Form 10-K.

(1) Incorporated herein by reference from the Registrant's Registration Statement on Form S-1 (File No. 33-41653).

(2) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

(3) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993.

(4) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.

(5) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.

(6) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

(7) Incorporated by reference from the Registrant's Registration Statement on Form S-8, filed on June 5, 1996, relating to the 1991 Director Stock Option Plan.

(8) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

+       Confidential treatment as to certain portions.