Form 10-K/A
period 1997-12-31
SEPRACOR INC /DE/
filed 1998-03-31
CIK 877357

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ------------

                                  FORM 10-K/A
                                AMENDMENT NO. 1

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

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized as of this 31st day of March, 1998.

                                    SEPRACOR INC.

                                    By:  /s/ David P. Southwell
                                         -------------------------------------
                                         David P. Southwell
                                         Executive Vice President and
                                           Chief Financial Officer

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
      3.1(7) --      Restated Certificate of Incorporation of the
                     Registrant, as amended.

      3.2(1) --      Amended and Restated By-Laws of the Registrant.

      4.1(1) --      Specimen Certificate for shares of Common Stock, $.10
                     par value, of the Registrant.

      4.2(2) --      Form of 7% Convertible Subordinated Debenture
                     due 2002.

      4.3(9) --      Form of 6 1/4% Convertible Subordinated
                     Debenture due 2005.

      4.4(9) --      Global 6 1/4% Convertible Subordinated Debenture
                     payable to Cede & Co. due 2005.

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

 (*)10.13(6) --      Letter Agreement, dated June 10, 1994, between
                     the Registrant and David Southwell.

 (*)10.14(8) --      Letter Agreement, dated February 23, 1996,
                     between the Registrant and Paul D. Rubin.

 (*)10.15(8) --      Letter Agreement, dated February 23, 1995,
                     between the Registrant and Robert F. Scumaci.

 (*)10.16(8) --      Consulting Agreement between the Registrant and
                     Mr. Steigrod, dated September 1, 1996.

 (*)10.17(9) --      Consulting Agreement Amendment, dated as
                     of January 1, 1997, between the Registrant and
                     Alan A. Steigrod.

Exhibit No.          Description                                                Page
-----------          -----------                                                ----

    10.18(9) --      Promissory Note from David Barlow to the Registrant,
                     dated July 1, 1997 to December 31, 1997, and Letter
                     Extension from the Registrant dated December 18, 1997.

    10.19(8) --      Promissory Note from Paul D. Rubin to the Registrant,
                     dated May 23, 1997.

    10.20(9) --      Promissory Note from Paul D. Rubin to the Registrant,
                     dated January 22, 1998.

    10.21(6) --      Series B Preferred Stock Purchase Agreement dated
                     March 14, 1995, between the Registrant and Beckman
                     Instruments, Inc.

    10.22(9) --      First Amendment to Marlboro Lease, dated February 1,
                     1997, and Second Amendment to Marlboro Lease, dated July
                     1, 1997.

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

    10.27(8) --      Amended and Restated Promissory Note, dated
                     December 31, 1996, between the Registrant,
                     Sepracor Securities Corporation and Fleet
                     National Bank.

Exhibit No.          Description                                                Page
-----------          -----------                                                ----
    10.28(8) --      Guaranty Agreement, dated December 31, 1996,
                     between the Registrant and Fleet National Bank
                     for BioSepra Inc.

    10.29(2) --      Fiscal Agency Agreement, dated as of November
                     1, 1995, between the Registrant and Chemical Bank, as
                     Fiscal Agent.

   10.30+(9) --      License Agreement, dated January 30, 1998, by and
                     between the Registrant and Janssen Pharmaceutica N.V.

   10.31+(9) --      Agreement, dated as of December 5, 1997, by and
                     between the Registrant and Schering-Plough Ltd.

    10.32(9) --      Put Agreement, dated as of December 30, 1997, between
                     the Registrant and Fleet National Bank.

    10.33(9) --      Purchase Agreement, dated February 5, 1998,
                     between the Registrant, Morgan Stanley & Co.
                     Incorporated, Lehman Brothers Inc., Smith Barney
                     Inc. and Vector Securities International, Inc.

       10.34 --      Indenture, dated as of February 10, 1998, between the
                     Registrant and Chase Manhattan Bank, as trustee, relating to the 6 1/4% Convertible Subordinated
                     Debentures due 2005.

    10.35(9) --      Registration Rights Agreement, dated as of
                     February 5, 1998, by and among the Registrant,
                     Morgan Stanley & Co. Incorporated, Lehman
                     Brothers Inc., Smith Barney Inc. and Vector
                     Securities International, Inc.

 (*)10.36(9) --      The Registrant's 1997 Stock Option Plan.

    (*)10.37 --      Consulting Agreement between the Registrant and
                     Digby W. Barrios, dated October 1, 1995.

Exhibit No.          Description                                                Page
-----------          -----------                                                ----
       13(9) --      1997 Annual Report to Stockholders (which shall be
                     deemed filed only with respect to those portions
                     specifically incorporated by reference herein).

       21(9) --      Subsidiaries of the Company.

     23.1(9) --      Consent of Coopers & Lybrand L.L.P.

     23.2(9) --      Consent of Arthur Andersen LLP.

       27(9) --      Financial Data Schedule.

       99(9) --      Report of Arthur Andersen LLP.

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

(9)     Previously filed.

+       Confidential treatment as to certain portions.