Form 10-Q
period 1998-03-31
SEPRACOR INC /DE/
filed 1998-05-15
CIK 877357

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 --------------

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)

X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly period ended: March 31, 1998

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                to
                               --------------    --------------

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


                               (508) 481-6700
                               ---------------
              (Registrant's Telephone Number, Including Area Code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   YES X    NO

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $.10 per share                        27,903,265
--------------------------------------                --------------------------
             Class                                    Outstanding at May 8, 1998

                                  SEPRACOR INC.

                                      INDEX


Part I - Financial Information

Item 1.    Consolidated Condensed Financial Statements

            Consolidated Condensed Balance Sheets as of
            March 31, 1998 and December 31, 1997 (Unaudited)                  3

            Consolidated Statements of Operations for the Three Month
            Periods Ended March 31, 1998 and 1997 (Unaudited)                 4

            Consolidated Statements of Cash Flows for the Three Month
            Periods Ended March 31, 1998 and 1997 (Unaudited)                 5

            Notes to Consolidated Interim Financial Statements                6


Item 2.     Management's Discussion and Analysis of Financial                10
            Condition and Results of Operations



Part II - Other Information                                                  19



Signatures                                                                   21

                                                     SEPRACOR INC.
                                         CONSOLIDATED CONDENSED BALANCE SHEETS
                                                      (Unaudited)

 (in thousands)                                                                      March 31,            December 31,
                                                                                       1998                  1997
                                                                                     ----------           ----------
                               ASSETS

 Current Assets:
                Cash and cash equivalents                                            $ 178,393             $ 82,579
                Marketable securities                                                   82,471                9,981
                Accounts receivable, net                                                 4,502                2,415
                Inventories                                                              3,088                2,722
                Other current assets                                                     2,430                1,543
                                                                                     ----------           ----------
                Total Current Assets                                                   270,884               99,240

 Property, plant and equipment, net                                                     15,309               15,126
 Deferred financing costs, net                                                           7,706                1,917
 Excess of investments over net assets acquired,net                                      5,190                5,288
 Investment in affiliates                                                                3,084                3,971
 Other assets                                                                            3,202                2,965
                                                                                     ----------           ----------
                Total Assets                                                         $ 305,375            $ 128,507
                                                                                     ==========           ==========
                               LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
                Accounts payable                                                       $ 2,929              $ 4,018
                Accrued expenses                                                        23,981               17,670
                Notes payable and current portion
                of capital lease obligation and long-term debt                             918                  861
                Deferred revenue                                                           141                   21
                Convertible redeemable preferred stock                                       -                6,700
                                                                                     ----------           ----------
                Total Current Liabilities                                               27,969               29,270

 Long-term debt and capital lease obligation                                             3,174                3,388
 Convertible subordinated debentures                                                   270,355               80,880
                                                                                     ----------           ----------
                Total Liabilities                                                      301,498              113,538
                                                                                     ----------           ----------
 Minority interest                                                                       2,982                2,937
 Stockholders' Equity:
                Common stock                                                             2,798                2,785
                Additional paid-in capital                                             223,112              222,504
                Unearned compensation, net                                                 (94)                 (94)
                Accumulated deficit                                                   (224,747)            (213,028)
                Equity adjustments                                                        (174)                (135)
                                                                                     ----------           ----------
                Total Stockholders' Equity                                                 895               12,032
                                                                                     ----------           ----------
                Total Liabilities and Stockholders' Equity                           $ 305,375            $ 128,507
                                                                                     ==========           ==========


                                      The accompanying notes are an integral part
                                        of the consolidated financial statements


                                                SEPRACOR INC.
                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                       FOR THE THREE MONTH PERIODS ENDED
                                            MARCH 31,1998 and 1997
                                                 (Unaudited)


                                                                         Three month periods ended
                                                                                  March 31,
                                                                                  ---------
                                                                    (in thousands, except per share amounts)
                                                                             1998             1997
                                                                             ----             ----
Revenues:
License fees                                                              $   5,072        $      -
Product                                                                       1,890           3,388
Collaborative research and development                                        1,863               -
Royalties                                                                        54              51
                                                                         ----------       ---------
     Total Revenues                                                           8,879           3,439
Cost of revenues:
License fees                                                                    400               -
Cost of products                                                                964           1,932
Royalties                                                                        18               -
                                                                         ----------       ---------
     Total Cost of Revenues                                                   1,382           1,932

Gross Margin                                                                  7,497           1,507

Operating Expenses:
Research and development                                                     13,367          11,736
Sales and marketing                                                           2,441           1,060
Administration                                                                1,965           2,671
Restructuring recoveries                                                       (351)              -
Patent costs                                                                    464             312
                                                                         ----------       ---------
     Total Operating Expenses                                                17,886          15,779

(Loss) from operations                                                      (10,389)        (14,272)

Other income (expense):
Interest income                                                               2,812           1,365
Interest expense                                                             (3,100)         (1,489)
Other income (expense)                                                         (109)             75
Equity in loss of investees                                                    (887)           (686)
Gain on sale of ChiRex Inc.                                                       -          30,069
                                                                         ----------       ---------
     Total Other Income (Expense)                                            (1,284)         29,334

Net income (loss) before minority interests                                 (11,673)         15,062
Minority interest in subsidiary                                                 (45)            169
                                                                         ----------       ---------
Net income (loss)                                                           (11,718)         15,231
                                                                         ==========       =========
Dividends on preferred stock                                                   (150)           (150)
                                                                         ----------       ---------
Net income (loss) applicable to common shares                             $ (11,868)       $ 15,081
                                                                         ==========       =========
Basic net income (loss) per common share                                  $   (0.43)       $   0.56
                                                                         ----------       ---------
Diluted net income (loss) per common share                                $   (0.43)       $   0.50
                                                                         ----------       ---------
Shares used in computing basic and diluted net income
(loss) per common share:
Basic                                                                        27,910          27,416
                                                                         ----------       ---------
Diluted                                                                      27,910          33,325
                                                                         ----------       ---------


                                 The accompanying notes are an integral part
                                   of the consolidated financial statements

                                                 Sepracor Inc.
                                     Consolidated Statements of Cash Flows
                                                  (Unaudited)



(in thousands)                                                                      Three month periods ended
                                                                                             March 31

                                                                                     1998               1997
                                                                                  ----------          ---------
 Cash flows from operating activities:
 Net Income (loss)                                                                $ (11,718)          $ 15,231
 Adjustments to reconcile net loss to net cash
 used in operating activities:
 Minority interests in subsidiaries                                                      45               (169)
 Gain on sale of equity investee                                                          -            (30,069)
 Depreciation and amortization                                                        1,000              1,014
 Provision for doubtful accounts                                                        (13)               (98)
 Equity in investee losses                                                              887                686
 Issuance of warrants                                                                    30
 Loss on disposal of property and equipment                                               1                  5
 Changes in operating assets and liabilities:
 Accounts receivable                                                                 (1,917)              (196)
 Inventories                                                                           (443)               207
 Other current assets                                                                (1,174)                45
 Accounts payable                                                                      (987)              (980)
 Accrued expenses                                                                     4,324              3,491
 Deferred revenue                                                                       122                (43)
                                                                                  ----------          ---------
 Net cash (used in) operating activities:                                            (9,843)           (10,876)
 Cash flows from investing activities:
 Purchases of marketable securities                                                 (82,490)                 -
 Sales of marketable securities                                                      10,000              5,360
 Additions to property and equipment                                                   (926)            (1,571)
 Proceeds from sale of equipment                                                          3                  -
 Net proceeds from sale of equity investee                                                -             30,625
 Other assets                                                                           (43)               (78)
                                                                                  ----------          ---------
 Net cash (used in) provided by investing activities:                               (73,456)            34,336

 Cash flows from financing activities:
 Proceeds from sale of convertible debentures                                       189,475                  -
 Deferred costs related to sale of convertible debentures, gross                     (5,976)                 -
 Repurchase of Series B Redeemable Exchangeable Preferred Stock                      (6,850)                 -
 Net proceeds from issuances of common stock                                            620                925
 Borrowings of long term debt                                                             -                  -
 Repayments of long term debt and capital lease                                        (124)              (132)
 (Repayments) borrowings under line of credit agreements                              2,000                233
                                                                                  ----------          ---------
 Net cash provided by financing activities                                          179,145              1,026

 Effect of exchange rates on cash and cash equivalents                                  (32)               (97)
                                                                                  ---------           --------
 Net increase (decrease) in cash and cash equivalents                                95,814             24,389
 Cash and cash equivalents at beginning of period                                    82,579             83,344
                                                                                  ---------           --------
 Cash and cash equivalents at end of period                                       $ 178,393           $107,733
                                                                                  =========           ========


                                The accompanying notes are an integral part
                                 of the consolidated financial statements

                                     ITEM 1.
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.  Basis of presentation:

The accompanying consolidated interim financial statements are unaudited and have been prepared on a basis substantially consistent with the audited financial statements. Certain information and footnote disclosures normally included in the Company's annual financial statements have been condensed or omitted. The year-end consolidated condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The consolidated interim financial statements, in the opinion of management, reflect all adjustments (including normal recurring accruals) necessary for a fair presentation of the results for the interim periods ended March 31, 1998 and 1997.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year. These consolidated interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1997, which are contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, filed with the Securities and Exchange Commission.

2.  Inventories:

Inventories consist of the following:

                                    March 31,                   December 31,
                                      1998                          1997
                                      ----                          ----
Raw materials                      $   690                       $   600
Work in progress                       250                           129
Finished goods                       2,148                         1,993
                                   -------                       -------

                                   $ 3,088                       $ 2,722
                                   =======                       =======

3. Basic and diluted net (loss) per common share:

In the quarter ended December 31, 1997, the Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standard No. 128, "Earnings Per Share", which modifies the way in which earnings per share ("EPS") is calculated and disclosed. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is based upon the weighted average number of common shares outstanding during the period plus the additional weighted average common equivalent shares during the period. Common equivalent shares are not included in the per share calculations where the effect of their inclusion would be antidilutive. Common equivalent shares result from the assumed conversion of preferred stock and the assumed exercises of outstanding stock options, the proceeds of which are then assumed to have been used to repurchase outstanding stock options using the treasury stock method. At March 31, 1998, had the result not been antidilutive, the Company would have shown 38,712,000 shares as the diluted weighted average number of shares outstanding. Included in the 1998 and 1997 basic and diluted net loss applicable to common shares is $150,000 of dividends relating to Series B Redeemable Exchangeable Preferred Stock. For the three months ended March 31, 1998, basic and diluted net (loss) per common share is computed based on the weighted-average number of common shares outstanding during the period because the effect of common stock equivalents would be anti-dilutive.

4. 6 1/4% Convertible Subordinated Debentures

On February 10, 1998, Sepracor issued $189,475,000 of 6 1/4% Convertible Subordinated Debentures due 2005 (the "6 1/4% Debentures"). The 6 1/4% Debentures are convertible into Sepracor Common Stock, at the option of the holder, at a price of $47.369 per share. The 6 1/4% Debentures bear interest at 6 1/4% payable semi-annually, commencing on August 15, 1998. The 6 1/4% Debentures are not redeemable by the Company prior to February 18, 2001. The Company may be required to repurchase the 6 1/4% Debentures at the option of the holders in certain circumstances. As part of the sale of the 6 1/4% Debentures, Sepracor has incurred, to date, approximately $5,976,000 of offering costs, which are being amortized over seven years, the term of the 6 1/4% Debentures. The net proceeds to the Company after offering costs are $183,499,000. The Company intends to use the proceeds from the sale of the 6 1/4% Debentures for the establishment of the Company's respiratory sales force, marketing of certain ICEs, ongoing preclinical and clinical trials, funding of other research and development programs, and working capital and other general corporate purposes.

5. Series B Redeemable Exchangeable Preferred Stock:

In March 1995, Beckman acquired 312,500 shares of Sepracor's Series B Redeemable Exchangeable Preferred Stock for $5,000,000. On March 26, 1998, Sepracor and Beckman terminated their Stock Purchase Agreement under which Beckman acquired 312,500 shares of Sepracor Series B Redeemable Exchangeable Preferred Stock. Sepracor paid Beckman the original purchase price of the stock plus accrued dividends totalling $6,850,000. In addition, BioSepra and Beckman amended their distribution agreement whereby BioSepra granted a non-exclusive right to manufacture instruments to Beckman, removed its obligation to manufacture instruments for Beckman, and sold the discontinued instrument product inventory to Beckman for $250,000.

6. Comprehensive Income

The Company has adopted Statement of Financial Accounting Standard No. 130 "Reporting Comprehensive Income" ("SFAS 130"), which requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. The Company's only significant item of other comprehensive income relates to foreign currency translation adjustments, and is presented separately on the balance sheet as required. If presented on the statement of operations for the three months ended March 31, 1998 and 1997, comprehensive income would be approximately $174,000 and $135,000, respectively less than reported net income (loss), due to foreign currency translation adjustments.

7. Other

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 specifies new guidelines for determining a company's operating segments and related requirements for disclosure. Sepracor is in the process of evaluating the impact of the new standard on the presentation of the financial statements and the disclosure therein. SFAS 131 is effective for fiscal years beginning after December 31, 1997, but need not be applied to interim financial statements in the initial year of application.

8. Litigation

In July 1997, the United States Patent and Trademark Office (the "PTO") informed Sepracor that it had declared an interference between Sepracor's previously issued method-of-use patent on fexofenadine to treat allergic rhinitis and another similar patent application of Sepracor, and HMRI's method-of-use patent application on the anti-histaminic effects of fexofenadine on hepatically impaired patents. The primary objective of a patent interference, which can only be declared by the PTO, is to determine the first to invent any overlapping subject matter claimed by more than one party. In the course of an interference, the parties typically present evidence relating to their inventive activities as to the overlapping subject matter. The PTO then reviews the evidence to determine which party has the earliest legally sufficient inventive date, and, therefore, is entitled to a patent claiming the overlapping subject matter.

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

On October 14, 1996, in connection with the first action concerning U.S. Patent No. 5,451,321(the "'321 patent"), HemaSure filed for summary judgment of noninfringement. Pall filed a cross motion for summary judgment of infringement at the same time.

In October 1997, the U.S. District Court of the Eastern District of New York ("the court") granted in part Pall's summary judgment motion relating to the '321 patent. HemaSure has agreed to terminate manufacture, use, sale and offer for sale of the filter, subject to the court's order. In April 1998, the court granted to HemaSure its request to appeal the October 1997 decision.

With respect to the second action concerning U.S. Patent No. 4,952,572 (the "'572 patent"), HemaSure has answered the complaint stating that it does not infringe any claim of the asserted patents. Further, HemaSure has counterclaimed for declaratory judgment of invalidity, noninfringement and unenforceability of the '572 patent.

HemaSure believes, based on advice of its patent counsel, that a properly informed court should conclude that the manufacture, use and/or sale by HemaSure or its customers of the present LeukoNet product did not infringe any valid enforceable claim of the two Pall patents. However, there can be no assurance that HemaSure will prevail in the pending litigations, and an adverse outcome in a patent infringement action would have a material adverse effect on HemaSure's future business and operations.

9. Summarized income statement information:

The following is the summarized income statement information for HemaSure and Versicor Inc. for the three month periods ended March 31, 1998 and 1997:



                                             Three Months Ended
                                                 March 31
                                            1998          1997
                                            ----          ----
HemaSure                                      (in thousands)
-------
Net sales                                $    25       $   551
Gross loss                                  (632)         (481)
Loss from continuing
  operations                              (3,467)       (2,779)
Net loss                                 $(3,429)      $(2,889)

Versicor
--------

Net sales                                $     -       $     -
Gross profit                                   -             -
Loss from continuing
  operations                              (4,034)       (1,898)
Net loss                                 $(4,034)      $(1,898)


The Company recognized 22% of Versicor's net loss as equity in loss of subsidiary. The Company has recognized none of HemaSure's loss since its investment in subsidiary is zero.

                                     ITEM 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview

The consolidated interim financial statements include the accounts of Sepracor Inc ("Sepracor") and its majority and wholly-owned subsidiaries, including BioSepra Inc. ("BioSepra"), Sepracor Canada Limited, and Versicor (from May 1995 to December 1997).


Effective December 10, 1997, Sepracor's ownership percentage of Versicor was approximately 22%, thereby making Versicor an affiliate and reportable under the equity method. Sepracor has recorded $887,000 as its share of Versicor losses for the period ended March 31, 1998. At March 31, 1998, Sepracor had an investment in Versicor of $3,084,000. At March 31, 1998, Sepracor's investment in HemaSure was zero.

In December 1997, Sepracor signed a licensing agreement with Schering-Plough Corporation ("Schering") giving Schering exclusive worldwide rights to Sepracor's patents covering descarboethoxyloratadine ("DCL"), an active metabolite of loratadine ("the Schering Agreement"). Under the terms of the agreement, Sepracor has exclusively licensed its DCL rights to Schering, which expects to develop and market the DCL product worldwide. Under the agreement Schering would pay Sepracor an upfront license fee of $5,000,000 and royalties, if any, on DCL sales beginning at first product launch. Any royalties paid to Sepracor will escalate over time and upon the achievement of sales volume and other milestones.

In January 1998, Sepracor and Schering were notified that no objection would be raised under the Hart Scott Rodino Act with respect to the Schering Agreement. Sepracor received the $5,000,000 upfront license fee (which will be offset against potential future royalties) and recorded it as license revenue in January 1998. Under the Schering Agreement, Sepracor made a sub-licensee payment to a third party for $400,000, which is reflected under cost of revenue.

On February 4, 1998, Sepracor signed a collaboration and license agreement with Janssen Pharmaceutica, N.V. ("Janssen"), a wholly-owned subsidiary of Johnson & Johnson, relating to the development and marketing of norastemizole, a third generation nonsedating antihistamine ("the Janssen Agreement"). Under the terms of the Janssen Agreement, the companies will jointly fund the development of norastemizole, and Janssen has an option to acquire certain rights regarding the product in the U.S. and abroad. When exercised, Janssen and Sepracor will equally share the costs and profits associated with the further development, marketing and sales of norastemizole in the United States. Sepracor will also retain the right to co-promote the product in the U.S. Alternatively, Sepracor can elect to receive royalties, if any, on Janssen sales of norastemizole in the U.S. in the event it decides not to co-promote the product. Outside of the U.S., Janssen has the right to develop and market norastemizole, and Sepracor will earn royalties, if any, on product sales. In addition, Janssen has worldwide OTC rights to norastemizole. In the first quarter of 1998, Sepracor recorded collaborative research and development revenue of $1,753,000, which represented Janssen's portion of 1997 expenses incurred under the agreement. Costs incurred in 1998, under the Janssen Agreement, were not billed until April 1998 and are not material to the interim financial statements.

Three months ended March 31, 1998 and 1997

License fees were $5,072,000 for the three months ended March 31, 1998. There were no such revenues for the same period in 1997. The increase for the period is primarily due to the $5,000,000 license payment from the Schering Agreement.

Product sales were $1,890,000 for the three months ended March 31, 1998 compared to $3,388,000 for the same period in 1997. The decrease in revenue is attributed to the discontinuation of the instrument product line and to the fluctuation in the timing of large production scale media orders. BioSepra expects fluctuations in the timing of large production scale orders to continue to occur in future periods.

Collaborative research and development revenues were $1,863,000 for the three months ended March 31, 1998, of which $1,753,000 relates to the Janssen Agreement. There were no such revenues for the same period in 1997.

Cost of products sold, as a percentage of product sales, was 51% for the three months ended March 31, 1998 compared to 57% for the same period in 1997. The decrease in cost as a percentage of product sales is primarily due to the discontinuation of the higher cost instrument product line in December 1997 and to favorable product mix changes. BioSepra expects its cost of products will continue to fluctuate as a result of changes in product mix.

Research and development expenses were $13,367,000 in the three months ended March 31, 1998 compared to $11,736,000 in the same period last year. Research and development spending was primarily focused on preclinical and clinical trials in the Company's pharmaceutical program. The increase for the period is primarily due to the costs associated with Sepracor's Phase III clinical trials for Levalbuterol and Phase III trials for Norastemizole offset by the reduction in expenses as Versicor is no longer being consolidated.

Sales and marketing expenses were $2,441,000 for the three months ended March 31, 1998 compared to $1,060,000 for the same period last year. The increase for the period is due to costs related to infrastucture development for a specialty sales force. Sepracor is currently planning to introduce Levalbuterol in late 1998.

General and administrative expenses were $1,965,000 for the three months ended March 31, 1998 compared to $2,671,000 for the same period last year. The decrease for the periods is due to personnel reductions and related costs at BioSepra and the Company no longer consolidating Versicor.

Legal expenses related to patents were $464,000 for the three months ended March 31, 1998 compared to $312,000 for the same period last year. The increase for the period is due to costs incurred related to patent interference preceedings commencing in Q2 1997 as well as fees associated with the increased volume of patent filings.

Equity in loss of investees was $887,000 for the three months ended March 31, 1998 compared to a loss of $686,000 in the same period last year. In the period ended March 31, 1998, the equity in loss consists of the Company's portion of Versicor's results. In the period ended March 31, 1997, the equity in loss consists of the Company's portion of HemaSure and ChiRex (through March 31, 1997). The change in the period relates to no longer recognizing equity losses related to HemaSure, to the sale of the companies ownership of ChiRex and to the recognition of Versicor losses beginning in December 1997.

Interest income, interest expense and other income (expense) was ($397,000) in the three months ended March 31, 1998 compared to ($49,000) in the same period in 1997. The increase in expense for the period is primarily the result of increased level of borrowings of BioSepra, and increased interest expense related to the 6 1/4% Debentures.

Minority interest in subsidiary resulted in an increase to consolidated net loss of $45,000 for the three months ended March 31, 1998 compared to an increase in net income of $169,000 for the same period last year. The change in the period is a result of BioSepra recording net income in the current period.

Liquidity and Capital Resources

Cash and cash equivalents plus marketable securities of Sepracor and its subsidiaries, including BioSepra, totaled $260,864,000 at March 31, 1998, compared to $92,560,000 at December 31, 1997. Cash and cash equivalents plus marketable securities of Sepracor, excluding BioSepra, at March 31, 1998 were $257,154,000.

The net cash used in operating activities for the three months ended March 31, 1998 was $9,848,000. The net cash used in operating activities includes a net loss of $11,718,000 adjusted by non-cash charges of $1,905,000. The accounts payable and accrued expense balances increased a total of $3,337,000 from the December 31, 1997 balances, primarily due to increased research and development accruals at Sepracor.

In 1994, Sepracor, BioSepra and HemaSure entered into an equipment leasing arrangement that provides for a total of up to $2,000,000 of financing to Sepracor and its subsidiaries for the purpose of financing capital equipment in the United States. All outstanding amounts are collateralized by the assets so financed and are guaranteed by Sepracor. At March 31, 1998, there was $701,000 outstanding under this credit facility relating to Sepracor, BioSepra and HemaSure of which $168,000, $126,000 and $407,000 represented Sepracor's BioSepra's and HemaSure's portion, respectively.

At March 31, 1998, Sepracor had guaranteed $561,000 of outstanding bank borrowings of BioSepra S.A., BioSepra's wholly owned French subsidiary.

In 1994, Sepracor's wholly owned subsidiary, Sepracor Canada Limited, entered into two credit agreements with two Canadian provincial and federal business development agencies for approximately $2,960,000 in term debt, of which $2,590,000 is at an annual interest rate of 9.25% and $370,000 is interest free. As of March 31, 1998, Sepracor Canada Limited had received approximately $2,960,000 of such term debt, of which $2,230,000 was outstanding.

In December 1997, Sepracor and BioSepra amended their revolving credit agreement with a commercial bank that provides for borrowing of up to an aggregate of $10,000,000 (the "Revolving Credit Agreement"). The Revolving Credit Agreement was amended to remove Versicor as a party thereto. Under the amended revolving credit agreement BioSepra could borrow up to $3,000,000. All borrowings are collateralized by certain assets of Sepracor and BioSepra. The revolving credit agreement contains covenants relating to minimum tangible capital base, minimum cash or cash equivalents, minimum liquidity ratio and maximum leverage for Sepracor and BioSepra. Sepracor is a guarantor of all outstanding borrowings. At March 31, 1998, there was $2,000,000 outstanding under this agreement, relating to BioSepra. The annual interest rate on such borrowings is at the lower of the prime rate or LIBOR plus 175 basis points.

On December 30, 1997, Sepracor entered into a put agreement with a commercial bank pursuant to which Sepracor agreed to purchase $2,000,000 of indebtedness of Versicor, a former wholly owned subsidiary, in the event of a default by Versicor under its loan agreement with the bank. In the event that the put right is exercised by the bank, the bank will assign its security interest in the fixed assets of Versicor to Sepracor. As of March 31, 1998, Versicor is in compliance with all requirements under this agreement.

On February 10, 1998, Sepracor issued $189,475,000 of 6 1/4% Convertible Subordinated Debentures due 2005 (the "6 1/4% Debentures"). The 6 1/4% Debentures are convertible into Sepracor Common Stock, at the option of the holder, at a price of $47.369 per share. The 6 1/4% Debentures bear interest at 6 1/4% payable semi-annually, commencing on August 15, 1998. The 6 1/4% Debentures are not redeemable by the Company prior to February 18, 2001. The Company may be required to repurchase the 6 1/4% Debentures at the option of the holders in certain circumstances. As part of the sale of the 6 1/4% Debentures, Sepracor has incurred, to date, approximately $5,976,000 of offering costs, which are being amortized over seven years, the term of the 6 1/4% Debentures. The net proceeds to the Company after offering costs are $183,499,000. The Company intends to use the proceeds from the sale of the 6 1/4% Debentures for the establishment of the Company's respiratory sales force, marketing of certain ICEs, ongoing preclinical and clinical trials, funding of other research and development programs, and working capital and other general corporate purposes.

In March 1995, Beckman acquired 312,500 shares of Sepracor's Series B Redeemable Exchangeable Preferred Stock for $5,000,000. On March 26, 1998, Sepracor and Beckman terminated their Stock Purchase Agreement under which Beckman acquired 312,500 shares of Sepracor Series B Redeemable Exchangeable Preferred Stock. Sepracor paid Beckman the original purchase price of the stock plus accrued dividends totalling $6,850,000. In addition, BioSepra and Beckman amended their distribution agreement whereby BioSepra granted a non-exclusive right to manufacture instruments to Beckman, removed its obligation to manufacture instruments for Beckman, and sold the discontinued instrument product inventory to Beckman for $250,000.

Factors Affecting Future Operating Results

Certain of the information contained in this quarterly Report, including information with respect to the safety, efficacy and potential benefits of the Company's improved chemical entities ("ICEs") under development and the scope of patent protection with respect to these products and information with respect to the other plans and strategy for the Company's business and the business of the subsidiaries and certain affiliates of the Company, consists of forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include the following:

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

In July 1997, the United States Patent and Trademark Office (the "PTO") informed Sepracor that it had declared an interference between Sepracor's previously issued use patent on fexofenadine to treat allergic rhinitis and another similar patent application of Sepracor, and the use patent application of Hoechst Marion Roussel Inc. ("HMRI") on the anti-histaminic effects of fexofenadine on hepatically impaired patients. The primary objective of a patent interference, which can only be declared by the PTO, is to determine which party was the first to invent any overlapping subject matter claimed by more than one party. In the course of an interference, the parties typically present evidence relating to their invention of the overlapping subject matter. The PTO then reviews the evidence to determine which party has the earliest legally sufficient date of invention, and, therefore, is entitled to a patent claiming the overlapping subject matter. If Sepracor prevails in the interference, Sepracor will retain all of its claims in its issued patent. If, however, Sepracor loses the interference, HMRI will be issued a U.S. patent containing its claims involved in the interference and may not be obligated to pay Sepracor milestone or royalty payments pursuant to the terms of the license agreement whereby Sepracor licensed its U.S. patent rights covering fexofenadine to HMRI in 1993. Sepracor and HMRI have agreed to resolve the interference by arbitration. Selection of the arbitrator and initiation of the arbitration proceeding is expected to occur in the first half of 1998. While it is possible that the arbitrator's decision may be rendered during 1998, there can be no assurance that the arbitrator's decision will be rendered at that time. Once rendered, the arbitrator's decision must be submitted to the PTO for final approval. The interference is in its early stages and the Company is unable to predict its outcome.

The marketing and sale of pharmaceutical products developed by Sepracor or its development partners will require FDA approvals as well as similar approvals in foreign countries. To obtain such approvals, the safety and efficacy of such products must be demonstrated through clinical trials. There can be no assurance that the results of such clinical trials will be consistent with the results obtained in preclinical studies or that the results obtained in later phases of clinical trials will be consistent with those obtained in earlier phases. There also can be no assurance that any such products will be shown to be safe and efficacious or that regulatory approval for any such products will be obtained on a timely basis, if at all. The clinical trial and regulatory approval process can take a number of years and require the expenditure of substantial resources. With respect to certain of the Company's ICEs, the Company has been able to shorten the regulatory approval process of its ICEs by relying on preclinical and clinical toxicology data already on file with the FDA with respect to the parent drug. Although Sepracor has to date been successful in employing this strategy in connection with the approval process of certain of its proposed products, there can be no assurance that the FDA will permit the Company to utilize this strategy in the future. Accordingly, the Company may be required to expend significant resources to complete such preclinical and clinical studies for its other ICEs, thereby significantly delaying the regulatory approval process. The failure of the Company to obtain regulatory approval on a timely basis and unanticipated significant expenditures on preclinical and clinical studies could adversely affect the financial condition of the Company. While the Company expects FDA approval of its NDA for the nebulized form of levalbuterol in late 1998, there can be no assurance that the FDA will approve such NDA by such date, if at all.

The Company currently has very limited sales and marketing experience. If the Company is successful in developing and obtaining regulatory approval for its products under development, it expects to license certain products to large pharmaceutical companies and market and sell certain other products through its direct specialty sales forces or through other arrangements, including co-promotion arrangements. In anticipation of expected FDA approval of the nebulized form of levalbuterol later this year, the Company is beginning to establish a direct sales force to market the inhalation solution of levalbuterol. Further, as the Company begins to enter into co-promotion arrangements or market and sell additional products directly, the Company will need to significantly expand its sales force. It is expected that the Company will incur significant expense in establishing its direct sales force. The ability of the Company to realize significant revenues from its direct marketing and sales activities is dependent on its ability to attract and retain qualified sales personnel in the pharmaceutical industry. There can be no assurance, however, that the Company will be able to attract and retain such qualified sales personnel, that it will successfully expand its marketing and direct sales force in the future on a timely basis, that the cost of establishing such marketing or sales force will not exceed any product revenues, that its sales and marketing efforts will be successful, or that the need to comply with FDA limits on drug product marketing, including limits on claims of comparative safety or efficacy, will not inhibit the effectiveness of such marketing. In addition, the Company will need to enter into co-promotion arrangements with third parties where its own direct sales force is neither well situated nor large enough to achieve maximum penetration in the market. There can be no assurance that the Company will be successful in entering into any such arrangements or that the terms of any such arrangements will be favorable to the Company.

Sepracor's ability to commercialize certain drugs that it develops is likely to depend in significant part on its ability to enter into collaborative agreements with pharmaceutical companies to fund all or part of the costs to complete the development of such drugs and to manufacture and/or market such drugs. To date, the Company has entered into three such collaborative agreements. The Company has licensed its U.S. patent rights to Allegra (fexofenadine) to HMRI and is entitled to receive royalties on all U.S. sales of Allegra when the patent on the parent drug expires. The Company, however, is currently party to an interference involving Allegra which, if decided adversely to the Company, could result in the loss of all or substantially all of the royalties to which the Company is entitled under the license agreement on future sales of Allegra. The Company has also licensed its worldwide patent rights in DCL to Schering-Plough, pursuant to which the Company is entitled to receive royalties from Schering-Plough upon the initial sale of the product. The Company has entered into an agreement with Janssen with respect to the joint development and co-promotion of norastemizole. In each of these collaborative arrangements and, to the extent the Company enters into additional collaborative arrangements, the Company is dependent upon the efforts of the collaboration partners and there can be no assurance that such efforts will be successful. If any collaborators were to breach or terminate their agreements with the Company or fail to perform their obligations thereunder in a timely manner, the development and commercialization of the products could be delayed or terminated. Any such delay or termination could have a material, adverse effect on the Company's financial condition and results of operation. Sepracor's failure or inability to perform certain of its obligations under a collaborative agreement could result in a reduction or loss of the benefits to which Sepracor is otherwise entitled under such agreement. There can be no assurance that Sepracor will be able to enter into any such agreements for ICEs in the future or that such collaborative agreements, if any, will be entered into on terms favorable to the Company.

The Company currently operates a current Good Manufacturing Practices ("cGMP") compliant manufacturing plant which the Company believes has sufficient capacity to support the production of its drugs in quantities required for its clinical trials. While the Company believes it has the capability to scale up its manufacturing processes and manufacture sufficient quantities of certain of the products which may be approved for sale, without additional expansion, the Company will not have the capability to manufacture in sufficient quantities all of the products which may be approved for sale. Accordingly, the Company may be required to expend additional resources to expand its current facility, construct an additional facility or contract the production of these drugs to third party manufacturers. There can be no assurance that the Company will have the resources to expand its existing or develop additional facilities or contract with manufacturers to produce its products in commercial quantities or that any contract with third party manufacturers will be on favorable terms to the Company. There can be no assurance that the Company will succeed in scaling up its manufacturing processes or maintaining cGMP compliance. Failure in either respect can lead to refusal by the FDA to approve marketing applications. Failure to maintain cGMP compliance may also be the basis for action by the FDA to withdraw approvals that have been granted and for other regulatory action.

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

The Company will require substantial additional funds for its research and product development programs, operating expenses, the pursuit of regulatory approvals and expansion of its production, sales and marketing capabilities. Adequate funds for these purposes, whether through equity or debt financing, collaborative or other arrangements with corporate partners or from other sources, may not be available when needed or at terms acceptable to the Company. Insufficient funds could require the Company to delay, scale back or eliminate certain of its research and product development programs or to license to third parties to commercialize products or technologies that the Company would otherwise develop or commercialize itself. While the Company believes that its available cash balances will be sufficient to meet its capital requirements into 2000, the Company may need to raise additional funds to support its long term product development and commercialization programs. There can be no assurance that such capital will be available on favorable terms, if at all. The Company's cash requirements may vary materially from those now planned because of results of research and development, results of product testing, relationships with customers, changes in focus and direction of the Company's research and development programs, competitive and technological advances, patent developments, the FDA regulatory process, the capital requirements of BioSepra and Sepracor Canada Limited, and other factors.

The Company is currently evaluating the potential impact of the year 2000 on the processing of date-sensitive information by the Company's computerized information systems. The year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculation or system failures. Based on preliminary information, costs of addressing potential problems are not currently expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in the future periods. However, if the Company, its customers or vendors are unable to resolve such processing issues in a timely manner, it could result in a material financial risk. Accordingly, the Company plans to devote the necessary resources to resolve all significant year 2000 issues in a timely manner.

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

                                     PART II
                                OTHER INFORMATION


Item 1.  Legal proceedings

In July 1997, the United States Patent and Trademark Office (the "PTO") informed Sepracor that it had declared an interference between Sepracor's previously issued method-of-use patent on fexofenadine to treat allergic rhinitis and another similar patent application of Sepracor, and HMRI's method-of-use patent application on the anti-histaminic effects of fexofenadine on hepatically impaired patents. The primary objective of a patent interference, which can only be declared by the PTO, is to determine the first to invent any overlapping subject matter claimed by more than one party. In the course of an interference, the parties typically present evidence relating to their inventive activities as to the overlapping subject matter. The PTO then reviews the evidence to determine which party has the earliest legally sufficient inventive date, and, therefore, is entitled to a patent claiming the overlapping subject matter.

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

On October 14, 1996, in connection with the first action concerning U.S. Patent No. 5,451,321(the "'321 patent"), HemaSure filed for summary judgment of noninfringement. Pall filed a cross motion for summary judgment of infringement at the same time.

In October 1997, the U.S. District Court of the Eastern District of New York ("the court") granted in part Pall's summary judgment motion relating to the '321 patent. HemaSure has agreed to terminate manufacture, use, sale and offer for sale of the filter, subject to the court's order. In April 1998, the court granted to HemaSure its request to appeal the October 1997 decision.

With respect to the second action concerning U.S. Patent No. 4,952,572 (the "'572 patent"), HemaSure has answered the complaint stating that it does not infringe any claim of the asserted patents. Further, HemaSure has counterclaimed for declaratory judgment of invalidity, noninfringement and unenforceability of the '572 patent.

HemaSure believes, based on advice of its patent counsel, that a properly informed court should conclude that the manufacture, use and/or sale by HemaSure or its customers of the present LeukoNet product did not infringe any valid enforceable claim of the two Pall patents. However, there can be no assurance that HemaSure will prevail in the pending litigations, and an adverse outcome in a patent infringement action would have a material adverse effect on HemaSures's future business and operations.


Items 2 - 5        None
-----------




Item  6.    Exhibits and Reports on Form 8-K
--------    --------------------------------

     Exhibit listed in the Exhibit Index which immediately precedes the exhibits attached thereto.

                  a) Exhibits:
                        27.1 Financial Data Schedule

                        27.2 Financial Data Schedule Restated

                  b) Reports on Form 8-K

                      1. Form 8-K filed with the Securities and Exchange
                         Commission on February 5, 1998.

                      2. Form 8-K filed with the Securities and Exchange
                         Commission on February 11, 1998.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                  SEPRACOR INC.


Date:    May 15, 1998                             /s/ Timothy J. Barberich
                                                  ---------------------------
                                                  Timothy J. Barberich
                                                  President and Chief
                                                  Executive Officer
                                                  (Principal Executive Officer)





Date:    May 15, 1998                             /s/ Robert F. Scumaci
                                                  -----------------------------
                                                  Robert F. Scumaci
                                                  Senior Vice President
                                                  of  Finance and Administration
                                                  (Principal Financial and
                                                  Accounting Officer)