Form 10-Q
period 1998-06-30
SEPRACOR INC /DE/
filed 1998-08-14
CIK 877357

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                                   (Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the Quarterly period ended: June 30, 1998

          Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the transition period from _________ to ___________

                         Commission File Number 0-19410
                         ------------------------------

                                  SEPRACOR INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


                Delaware                               22-2536587
    -------------------------------      ---------------------------------------
    (State or Other Jurisdiction of      (I.R.S. Employer Identification number)
     Organization or Incorporation)


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

                               YES [X]       NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $.10 per share                 28,194,794
--------------------------------------       ------------------------------
                 Class                       Outstanding at August 10, 1998

                                  SEPRACOR INC.

                                      INDEX

Part I - Financial Information

Item 1. Consolidated Condensed Financial Statements

        Consolidated Condensed Balance Sheets as of
        June 30, 1998 and December 31, 1997 (Unaudited)                   3

        Consolidated Statements of Operations for the Three
        and Six Month Periods Ended June 30, 1998 and 1997
        (Unaudited)                                                       4

        Consolidated Statements of Cash Flows for the Six Month
        Periods Ended June 30, 1998 and 1997 (Unaudited)                  5

        Notes to Consolidated Interim Financial Statements                6

Item 2. Management's Discussion and Analysis of Financial                10
        Condition and Results of Operations

Part II - Other Information                                              19

Item 1. Legal Proceedings                                                19

Item 4. Submission of Matters to a Vote of Security Holders              20

Item 5. Other Information                                                20

Item 6. Exhibits and Reports on Form 8-K                                 21

Signatures                                                               22


                                  SEPRACOR INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)

 (in thousands)                                                             June 30,            December 31,
                                                                              1998                 1997
                                                                            --------            -----------
                    ASSETS

 Current Assets:
           Cash and cash equivalents                                         $113,335           $  82,579
           Marketable securities                                              137,997               9,981
           Accounts receivable, net                                             2,874               2,415
           Inventories                                                          3,296               2,722
           Other current assets                                                 2,928               1,543
                                                                             --------           ---------

           Total Current Assets                                               260,430              99,240

 Property, plant and equipment, net                                            16,499              15,126
 Deferred Financing Costs, net                                                  7,462               1,917
 Excess of investments over net assets acquired, net                            5,092               5,288
 Investment in affiliates                                                       2,725               3,971
 Other assets                                                                   3,395               2,965
                                                                             --------           ---------
           Total Assets                                                      $295,603           $ 128,507
                                                                             ========           =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
           Accounts payable                                                  $  4,243           $   4,018
           Accrued expenses                                                    27,729              17,670
           Notes payable and current portion
           of capital lease obligation and long-term debt                       2,860                 861
           Deferred revenue                                                       157                  21
           Convertible redeemable preferred stock                                   -               6,700
                                                                             --------           ---------

           Total Current Liabilities                                           34,989              29,270

 Long-term debt and capital lease obligation                                    2,803               3,388
 Convertible subordinated debentures                                          270,355              80,880
                                                                             --------           ---------

           Total Liabilities                                                  308,147             113,538
                                                                             --------           ---------

 Minority interest                                                              2,789               2,937

 Stockholders' Equity (Deficit):
           Common stock                                                         2,823               2,785
           Additional paid-in capital                                         224,514             222,504
           Unearned compensation, net                                             (41)                (94)
           Accumulated deficit                                               (242,330)           (213,028)
           Equity adjustments                                                    (299)               (135)
                                                                             --------           ---------

           Total Stockholders' Equity (Deficit)                               (15,333)             12,032
                                                                             --------           ---------

           Total Liabilities and Stockholders' Equity                        $295,603           $ 128,507
                                                                             ========           =========


                   The accompanying notes are an integral part
                    of the consolidated financial statements

                                  SEPRACOR INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE AND SIX MONTH PERIODS ENDED
                              JUNE 30,1998 and 1997
                                   (Unaudited)

(in thousands, except per share)
                                         Three month periods ended           Six month periods ended
                                                 June  30,                           June 30,
                                         -------------------------           -----------------------
                                            1998         1997                  1998          1997
Revenues:

Collaborative research and development    $    545     $    128              $  2,408      $    128
License fees                                    18          600                 5,090           600
Product                                      1,615        1,606                 3,505         4,994
Royalties                                       60           51                   114           102
                                          --------     --------              --------      --------
     Total Revenues                          2,238        2,385                11,117         5,824

Cost of revenues:
License fees                                     -            -                   400             -
Product                                      1,011          994                 1,975         2,926
Royalties                                       18            -                    36             -
                                          --------     --------              --------      --------
     Total Cost of Revenues                  1,029          994                 2,411         2,926

Gross Margin                                 1,209        1,391                 8,706         2,898

     Operating Expenses:
Research and development                    10,636       11,268                24,003        23,003
Sales and marketing                          3,679        1,416                 6,120         2,477
Administration                               2,461        2,794                 4,426         5,465
Restructuring recoveries                         -            -                  (351)            -
Patent costs                                   471          343                   935           655
                                          --------     --------              --------      --------
     Total Operating Expenses
                                            17,247       15,821                35,133        31,600
                                          --------     --------              --------      --------

(Loss) from operations                     (16,038)     (14,430)              (26,427)      (28,702)

Other income (expense):
Interest income                              3,164        1,807                 5,976         3,171
Interest expense                            (4,530)      (1,501)               (7,630)       (2,990)
Other income (expense)                         (14)          92                  (123)          168
Equity in loss of investees                   (359)      (1,385)               (1,246)       (2,071)
Gain on sale of ChiRex Inc.                      -            -                     -        30,069
                                          --------     --------              --------      --------

     Total Other Income (Expense)           (1,739)        (987)               (3,023)       28,347
                                          --------     --------              --------      --------

Net income (loss) before minority
  interests                                (17,777)     (15,417)              (29,450)         (355)

Minority interest in subsidiary
                                               193          226                   148           395
                                          --------     --------              --------      --------

Net income (loss)                          (17,584)     (15,191)              (29,302)           40
                                          ========     ========              ========      ========
Dividends on preferred stock                     -        (150)                  (150)         (300)
                                          --------     --------              --------      --------
Net loss applicable to
  common shares                           $(17,584)    $(15,341)             $(29,452)     $   (260)
                                          ========     ========              ========      ========
Basic and diluted net loss
  per common share                        $  (0.63)    $  (0.56)             $  (1.05)     $  (0.01)
                                          --------     --------              --------      --------
Shares used in computing basic and
  diluted net loss per
  common share:
Basic and diluted                           28,055       27,499                27,983        27,452
                                          --------     --------              --------      --------

                   The accompanying notes are an integral part
                    of the consolidated financial statements

                                  SEPRACOR INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

(in thousands)                                                              Six month periods ended
                                                                                     June 30
                                                                          ------------------------------
                                                                             1998                    1997
Cash flows from operating activities:
Net Income (loss)                                                        $ (29,302)               $     40
Adjustments to reconcile net loss to net cash
used in operating activities:
Minority interests in subsidiaries                                            (148)                   (395)
Gain on sale of equity investee                                                  -                 (30,069)
Depreciation and amortization                                                2,349                   2,284
Provision for doubtful accounts                                               (235)                     93
Equity in investee losses                                                    1,246                   2,071
Issuance of warrants                                                            31                      --
Loss on disposal of property and equipment                                      14                       5
Changes in operating assets and liabilities:
Accounts receivable                                                           (265)                    621
Inventories                                                                   (589)                    (70)
Other current assets                                                        (1,355)                   (497)
Accounts payable                                                               232                    (389)
Accrued expenses                                                            10,062                   3,168
Deferred revenue                                                               137                    (618)
                                                                         ---------                --------

Net cash (used in) operating activities:                                   (17,823)                (23,756)

Cash flows from investing activities:
Purchases of marketable securities                                        (128,015)                (41,516)
Sales of marketable securities                                                   -                  20,358
Additions to property and equipment                                         (3,390)                 (3,540)
Proceeds from sale of equipment                                                 11                       -
Net proceeds from sale of equity investee                                        -                  30,625
Other assets                                                                   123                    (376)
                                                                         ---------                --------

Net cash (used in) provided by investing activities:                      (131,271)                  5,551

Cash flows from financing activities:
Proceeds from sale of convertible debentures                               189,475                       -
Costs associated with sale of Convertible Debentures                        (6,103)                      -
Repurchase of Series B Redeemable Exchangeable Preferred Stock              (6,850)                      -
Net proceeds from issuances of common stock                                  2,047                   1,309
Borrowings of long term debt                                                     -                     150
Repayments of long term debt and capital lease                                (599)                   (532)
Borrowings under line of credit agreements                                   2,020                      64
                                                                         ---------                --------

Net cash provided by financing activities                                  179,990                     991

Effect of exchange rates on cash and cash equivalents                         (140)                   (140)
                                                                         ---------                --------

Net increase (decrease) in cash and cash equivalents                        30,756                 (17,354)
Cash and cash equivalents at beginning of period                            82,579                  83,344
                                                                         ---------                --------
Cash and cash equivalents at end of period                               $ 113,335                $ 65,990
                                                                         =========                ========

                   The accompanying notes are an integral part
                    of the consolidated financial statements

                                     ITEM 1.
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.  Basis of presentation:

The accompanying consolidated interim financial statements are unaudited and have been prepared on a basis substantially consistent with the audited financial statements. Certain information and footnote disclosures normally included in the Company's annual financial statements have been condensed or omitted. The year-end consolidated condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The consolidated interim financial statements, in the opinion of management, reflect all adjustments (including normal recurring accruals) necessary for a fair presentation of the results for the interim periods ended June 30, 1998 and 1997.

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

The consolidated interim financial statements include the accounts of Sepracor Inc. ("Sepracor") and its majority and wholly-owned subsidiaries, including BioSepra Inc. ("BioSepra"), Sepracor Canada Limited, and Versicor (from May 1995 to December 1997).

Effective December 10, 1997, Sepracor's ownership percentage of Versicor, Inc. was approximately 22%, thereby making Versicor an affiliate and reportable under the equity method. At June 30, 1998, Sepracor's investment in HemaSure Inc. was zero.

2.  Inventories:

Inventories consist of the following:

                         June 30,                     December 31,
                            1998                            1997
                            ----                            ----
Raw materials               $807                            $600
Work in progress             255                             129
Finished goods             2,234                           1,993
                          ------                          ------
                          $3,296                          $2,722
                          ======                          ======

3. Basic and diluted net (loss) per common share:

In the quarter ended December 31, 1997, the Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standard No. 128, "Earnings Per Share", which modifies the way in which earnings per share ("EPS") is calculated and disclosed. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is based upon the weighted average number of common shares outstanding during the period plus the additional weighted average common equivalent shares during the period. Common equivalent shares are not included in the per share calculations where the effect of their inclusion would be anti-dilutive. Common equivalent shares result from the assumed conversion of preferred stock and convertible debt and the assumed exercises of outstanding stock options, the proceeds of which are then assumed to have been used to repurchase outstanding stock options using the treasury stock method. For the three and six months ended June 30, 1998 and 1997, basic and diluted net loss per common share is computed based on the weighted-average number of common shares outstanding during the period, because the effect on common stock equivalents would be anti-dilutive. Included in the three and six months ended June 30, 1998 and 1997 basic net loss applicable to common shares is $0 and $150,000, and $150,000 and $300,000, respectively, of dividends relating to Series B Redeemable Exchangeable Preferred Stock. Certain securities were not included in the computation of diluted earnings per share for the three and six months ended June 30, 1998 and 1997, respectively, because they would have an anti-dilutive effect due to net losses for such periods. These securities include (i) options to purchase 4,525,559 and 4,525,559 shares, 3,341,258 and 3,341,258 shares, of common stock with a purchase price of $1.00 to $42.50 per share, $1.00 to $42.50 per share, and $1.00 to $24.75 and $1.00 to
$24.75, respectively; (ii) 8,109,735 and 8,109,735 shares and 4,109,756 and
4,109,756 shares of common stock for issuance upon conversion of 7% and 6 1/4% subordinated convertible debentures, and (iii) 312,500 shares of common stock for conversion of Series B Redeemable Exchangeable Preferred Stock for the three and six months ended June 30, 1997.

4.  6 1/4% Convertible Subordinated Debentures

On February 10, 1998, Sepracor issued $189,475,000 of 6 1/4% Convertible Subordinated Debentures due 2005 (the "6 1/4% Debentures"). The 6 1/4% Debentures are convertible into Sepracor Common Stock, at the option of the holder, at a price of $47.369 per share. The 6 1/4% Debentures bear interest at 6 1/4% payable semi-annually, commencing on August 15, 1998. As of June 30, 1998, the Company had accrued interest of $4,575,000 relating to the 6 1/4% Debentures. The 6 1/4% Debentures are not redeemable by the Company prior to February 18, 2001. The Company may be required to repurchase the 6 1/4% Debentures at the option of the holders in certain circumstances. As part of the sale of the 6 1/4% Debentures, Sepracor has incurred to date approximately $6,103,000 of offering costs, which are being amortized over seven years, the term of the 6 1/4% Debentures. The net proceeds to the Company after offering costs are $183,372,000. The Company intends to use the proceeds from the sale of the 6 1/4% Debentures for the establishment of the Company's respiratory sales force, marketing of certain improved chemical entities ("ICEs"), ongoing preclinical and clinical trials, funding of other research and development programs, and working capital and other general corporate purposes.

5. Series B Redeemable Exchangeable Preferred Stock:

In March 1995, Beckman Instruments, Inc. acquired 312,500 shares of Sepracor's Series B Redeemable Exchangeable Preferred Stock for $5,000,000. On March 26, 1998, Sepracor and Beckman terminated their Stock Purchase Agreement under which Beckman acquired 312,500 shares of Sepracor Series B Redeemable Exchangeable Preferred Stock. Sepracor paid Beckman the original purchase price of the stock plus accrued dividends totaling $6,850,000. In addition, BioSepra and Beckman amended their distribution agreement whereby BioSepra granted a non-exclusive right to manufacture instruments to Beckman, removed its obligation to manufacture instruments for Beckman, and sold the discontinued instrument product inventory to Beckman for $250,000.

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

                                              Three Months Ended            Six Months Ended
                                                   June 30                       June 30
(in thousands)
                                              1998           1997           1998         1997
                                              ----           ----           ----         ----
Comprehensive income (loss):
   Net loss                                $(17,584)      $(15,341)      $(29,452)      $(260)
   Cumulative translation adjustment           (125)          (130)          (164)       (481)
                                           ----------  -----------       ----------  --------
Total comprehensive income (loss)          $(17,709)      $(15,471)      $(29,616)      $(741)
                                           ==========  ===========       ==========  ========

7. Other

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 specifies new guidelines for determining a company's operating segments and related requirements for disclosure. Sepracor is in the process of evaluating the impact of the new standard on the presentation of the financial statements and the disclosure therein. SFAS 131 is effective for fiscal years beginning after December 15, 1997, but need not be applied to interim financial statements in the initial year of application.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The statement requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value, gains or losses, depends on the intended use of the derivative and its resulting designation. The statement is effective for fiscal years beginning after June 15, 1999. The Company will adopt SFAS 133 by January 1, 2000. The Company is evaluating SFAS 133 to determine its impact on its consolidated financial statements.

8. Litigation

In July 1997, the United States Patent and Trademark Office (the "PTO") informed Sepracor that it had declared an interference between Sepracor's previously issued method-of-use patent on fexofenadine to treat allergic rhinitis and another similar patent application of Sepracor, and Hoechst Marion Roussel Inc. ("HMRI") method-of-use patent application on the anti-histaminic effects of fexofenadine on hepatically impaired patents. The primary objective of a patent interference, which can only be declared by the PTO, is to determine the first to invent any overlapping subject matter claimed by more than one party. In the course of an interference, the parties typically present evidence relating to their inventive activities as to the overlapping subject matter. The PTO then reviews the evidence to determine which party has the earliest legally sufficient inventive date, and, therefore, is entitled to a patent claiming the overlapping subject matter.

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

In October 1997, the U.S. District Court of the Eastern District of New York ("the court") granted in part Pall's summary judgment motion relating to the '321 patent. HemaSure has agreed to terminate the manufacture, use, sale and offer for sale of the filter, subject to the court's order. In April 1998, the court granted to HemaSure its request to appeal the October 1997 decision. The appeal of the October 1997 decision is currently pending before the U.S. Court of Appeals for the Federal Circuit.

With respect to the second action concerning U.S. Patent No. 4,952,572 (the "'572 patent"), HemaSure has answered the complaint stating that it does not infringe any claim of the asserted patents and has filed for summary judgement of noninfringement. Pall filed a cross motion for summary judgement of infringement at the same time. Further, HemaSure has counterclaimed for declaratory judgment of invalidity, noninfringement and unenforceability of the '572 patent.

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

9. Summarized income statement information:

The following is the summarized income statement information for the Company's subsidiaries HemaSure and Versicor for the three and six month periods ended June 30, 1998 and 1997:

                               Three Months Ended               Six Months Ended
                                    June 30                        June 30
(in thousands)
                               1998        1997               1998         1997
                               ----        ----               ----         ----
HemaSure

Net sales                      $     -     $   517          $    25     $ 1,068
Gross profit (loss)                  -        (330)            (632)       (811)
Loss from continuing
     operations                 (2,895)     (3,527)          (6,362)     (6,306)
Net loss                       $(2,863)    $(3,744)         $(6,292)    $(6,634)

Versicor

Net sales                      $     -     $     -          $     -     $     -
Gross profit (loss)                  -           -                -           -
Loss from continuing
    operations                  (2,038)     (1,714)          (6,185)     (3,466)
Net loss                       $(1,972)    $(1,932)         $(6,006)    $(3,830)

The Company recognized 22% of Versicor's net loss as equity in loss of subsidiary. The Company has recognized none of HemaSure's current year loss since its investment in subsidiary is zero.

                                     ITEM 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The consolidated interim financial statements include the accounts of Sepracor Inc. ("Sepracor") and its majority and wholly-owned subsidiaries, including BioSepra Inc. ("BioSepra"), Sepracor Canada Limited, and Versicor (from May 1995 to December 1997).

Effective December 10, 1997, Sepracor's ownership percentage of Versicor was approximately 22%, thereby making Versicor an affiliate and reportable under the equity method. Sepracor has recorded $359,000 and $1,246,000 as its share of Versicor losses for the three and six month periods ended June 30, 1998. At June 30, 1998, Sepracor had an investment in Versicor of $2,725,000.
At June 30, 1998, Sepracor's investment in HemaSure was zero.

In December 1997, Sepracor signed a licensing agreement with Schering-Plough Corporation ("Schering") giving Schering exclusive worldwide rights to Sepracor's patents covering descarboethoxyloratadine ("DCL"), an active metabolite of loratadine ("the Schering Agreement"). Under the terms of the Schering Agreement, Sepracor has exclusively licensed its DCL rights to Schering, which expects to develop and market the DCL product worldwide. Under the Schering Agreement, Schering would pay Sepracor an upfront license fee of $5,000,000 and royalties, if any, on DCL sales beginning at first product launch. Any royalties paid to Sepracor will escalate over time and upon the achievement of sales volume and other milestones.

In January 1998, Sepracor and Schering were notified that no objection would be raised under the Hart Scott Rodino Act with respect to the Schering Agreement. Sepracor received the $5,000,000 upfront license fee (which will be offset against potential future royalties) and recorded it as license revenue in January 1998. As a result of the Schering Agreement, Sepracor made a sub-licensee payment to a third party for $400,000, which is reflected as cost of revenue.

On February 4, 1998, Sepracor signed a collaboration and license agreement with Janssen Pharmaceutica, N.V. ("Janssen"), a wholly-owned subsidiary of Johnson & Johnson, relating to the development and marketing of norastemizole, a third generation nonsedating antihistamine ("the Janssen Agreement"). Under the terms of the Janssen Agreement, the companies will jointly fund the development of norastemizole, and Janssen has an option to acquire certain rights regarding the product in the U.S. and abroad. When exercised, Janssen and Sepracor will equally share the costs and profits associated with the further development, marketing and sale of norastemizole in the United States. Sepracor will also retain the right to co-promote the product in the U.S. Alternatively, Sepracor can elect to receive royalties, if any, on Janssen sales of norastemizole in the U.S. in the event it decides not to co-promote the product. Outside of the U.S., Janssen has the right to develop and market norastemizole, and Sepracor will earn royalties, if any, on product sales. In addition, Janssen has worldwide OTC rights to norastemizole. In the first quarter of 1998, Sepracor recorded collaborative research and development revenue of $1,753,000. In the second quarter of 1998, Sepracor recorded collaborative research and development revenue of $497,000.

On July 2, 1998, Sepracor Inc. received an approvable letter for Xopenex (TM) (levalbuterol HCl), inhalation solution, in multidose strengths, from the U.S. Food and Drug Administration (FDA). Xopenex is the therapeutically active isomer of racemic albuterol. Final approval by the FDA of the Xopenex New Drug Application (NDA) is subject to satisfactory completion of the product labeling discussions and certain other conditions.

On July 20, 1998, Sepracor signed a license agreement (the "Janssen Agreement") with Janssen Pharmaceutica N.V. ("Janssen"), a wholly owned subsidiary of Johnson & Johnson, giving Janssen exclusive worldwide rights to Sepracor's patents covering Norcisapride, an isomer of the active metabolite of Propulsid. Under the terms of the Janssen Agreement, Sepracor has exclusively licensed its Norcisapride rights to Janssen, which expects to develop and market the Norcisapride product worldwide. Under the Janssen Agreement, Janssen would pay Sepracor royalties, if any, on Norcisapride sales beginning at first product launch. Any royalties paid to Sepracor will escalate upon the achievement of sales volume milestones.

In August 1998, HemaSure received a written commitment from a commercial bank for a $5 million revolving line of credit. Up to $3 million under the line will be available upon the signing of the definitive loan agreement, with the remainder available upon the completion of certain events as defined. The revolving line of credit, which is expected to expire on August 31, 2000, will be used to help finance HemaSure's working capital requirements. Amounts borrowed under the line are anticipated to bear interest at the banks prime lending rate plus 1/2% payable quarterly in arrears. The bank will have a first lien on all assets of HemaSure including its intellectual property. Sepracor has agreed in principle to guarantee repayment by HemaSure of amounts borrowed under the line of credit. In exchange for the guarantee, subject to the approval of HemaSure's Board of Directors, HemaSure will grant to Sepracor warrants to purchase up to 1,700,000 shares of HemaSure's common stock at a price of $0.69 per share, of which 1,000,000 warrants will be exercisable upon issuance and 700,000 warrants will be exercisable in the event HemaSure draws down in excess of $3 million under the line of credit. The warrants will expire in the year 2003 and have certain registration rights associated with them. The closing of the line of credit is subject to the satisfaction of customary conditions, including the negotiation and execution of customary loan documents and related agreements with Sepracor. Accordingly, there can be no assurance that the line of credit will close on the terms set forth in the commitment, if at all.

Three and six months ended June 30, 1998 and 1997

License fees were $18,000 and $5,090,000 for the three and six months ended June 30, 1998, respectively, compared to $600,000 for each of the same periods in 1997. The increase for the six month period ended June 30, 1998 compared to the six month period ended June 30, 1997 is primarily due to the $5,000,000 license payment which Sepracor received under the Schering Agreement.

Product sales were $1,615,000 and $3,505,000 for the three and six months ended June 30, 1998, respectively, compared to $1,606,000 and $4,994,000, respectively, for the same periods in 1997. The decrease in revenue for the six month period ended June 30, 1998 is attributed to BioSepra's discontinuation of the instrument product line and to the fluctuation in the timing of large production scale media orders. BioSepra expects fluctuations in the timing of large production scale orders to continue to occur in future periods.

Collaborative research and development revenue was $545,000 and $2,408,000 for the three and six months ended June 30, 1998, respectively, compared to $128,000 in each of the same periods last year. The increases for the three and six months periods ending June 30, 1998, related primarily to revenue from the Janssen Agreement of $497,000 and $2,250,000, respectively.

Cost of products sold, as a percentage of product sales, were 63% and 56% for the three and six months ended June 30, 1998, respectively, compared to 62% and 59% for the same periods in 1997.

Research and development expenses were $10,636,000 and $24,003,000 in the three and six months ended June 30, 1998, respectively, compared to $11,268,000 and $23,003,000, respectively, in the same periods last year. The decrease for the three month period ending June 30, 1998 is primarily due to the Company no longer consolidating Versicor. The increase for the six month period ending June 30, 1998 is primarily the result of increased expenses related to preclinical and clinical trials in the Company's pharmaceutical programs offset by the Company no longer consolidating Versicor.

Sales and marketing expenses were $3,679,000 and $6,120,000 for the three and six months ended June 30, 1998, respectively, compared to $1,416,000 and $2,477,000, respectively, for the same periods last year. The increase for the periods in 1998 as compared to 1997 is due primarily to costs related to infrastructure development for a specialty sales force. Sepracor is currently planning to introduce Xopenex commercially in late 1998.

General and administrative expenses were $2,461,000 and $4,426,000 for the three and six months ended June 30, 1998, respectively, compared to $2,794,000 and $5,465,000, respectively, for the same periods last year. The decrease for the periods in 1998 as compared to 1997 is due to personnel reductions and related costs at BioSepra as well as the Company's no longer consolidating Versicor.

Legal expenses related to patents were $471,000 and $935,000 for the three and six months ended June 30, 1998, respectively, compared to $343,000 and $655,000 for the same periods last year. The increase for the periods in 1998 as compared to 1997 is due to costs associated with the increased volume of patent filings as well as costs related to the patent interference proceedings which commenced in the second quarter of 1997.

Equity in loss of investees was $359,000 and $1,246,000 for the three and six months ended June 30, 1998, respectively, compared to $1,385,000 and $2,071,000 in the same periods last year. In the three and six month period ended June 30, 1998, the equity in loss consists of the Company's portion of Versicor's results. The change in the periods in 1998 as compared to 1997 relates to no longer recognizing equity losses related to HemaSure, the sale of the Company's ownership of ChiRex in 1997, and to the recognition of Versicor losses beginning in December 1997.

Interest income, interest expense and other income (expense) was ($1,380,000) and ($1,777,000) in the three and six months ended June 30, 1998, respectively, compared to $398,000 and $349,000 in the same periods in 1997. The increase in expense in 1998 as compared to 1997 is primarily the result of increased interest expense related to the 6 1/4% Debentures.

Minority interest in subsidiary resulted in a decrease to consolidated net loss of $193,000 and $148,000 for the three and six months ended June 30, 1998, respectively, compared to a decrease in net loss of $226,000 and an increase in net income of $395,000 for the same periods last year. The change in the periods in 1998 as compared to 1997 is the result of BioSepra's fluctuation in earnings.

Liquidity and Capital Resources

Cash and cash equivalents plus marketable securities of Sepracor and its subsidiaries, including BioSepra, totaled $251,332,000 at June 30, 1998, compared to $92,560,000 at December 31, 1997. Cash and cash equivalents plus marketable securities of Sepracor, excluding BioSepra, at June 30, 1998 were $248,167,000.

The net cash used in operating activities for the six months ended June 30, 1998 was $17,822,000. The net cash used in operating activities includes a net loss of $29,302,000 adjusted by non-cash charges of $3,405,000. The accounts payable and accrued expense balances increased a total of $10,284,000 from the December 31, 1997 balances, primarily due to increased research and development accruals and accrued interest at Sepracor.

In 1994, Sepracor, BioSepra and HemaSure entered into an equipment leasing arrangement that provides for a total of up to $2,000,000 of financing to Sepracor and its subsidiaries for the purpose of financing capital equipment in the United States. All outstanding amounts are collateralized by the assets so financed and are guaranteed by Sepracor. At June 30, 1998, there was $551,000 outstanding under this credit facility relating to Sepracor, BioSepra and HemaSure of which $114,000, $102,000 and $335,000 represented Sepracor's, BioSepra's and HemaSure's portion, respectively.

At June 30, 1998, Sepracor had guaranteed $516,000 of outstanding bank borrowings of BioSepra S.A., BioSepra's wholly owned French subsidiary.

In 1994, Sepracor's wholly owned subsidiary, Sepracor Canada Limited, entered into two credit agreements with two Canadian provincial and federal business development agencies for approximately $2,960,000 in term debt, of which $2,590,000 is at an annual interest rate of 9.25% and $370,000 is interest free. As of June 30, 1998, Sepracor Canada Limited had received approximately $2,960,000 of such term debt, of which $1,973,000 was outstanding.

In December 1996, Sepracor and BioSepra amended their revolving credit agreement with a commercial bank that provides for borrowing of up to an aggregate of $10,000,000 (the "Revolving Credit Agreement"). The Revolving Credit Agreement was amended to remove Versicor as a party thereto. Under the amended revolving credit agreement BioSepra could borrow up to $3,000,000. All borrowings are collateralized by certain assets of Sepracor and BioSepra. The revolving credit agreement contains covenants relating to minimum tangible capital base, minimum cash or cash equivalents, minimum liquidity ratio and maximum leverage for Sepracor and BioSepra. Sepracor is a guarantor of all outstanding borrowings. At June 30, 1998, there was $2,000,000 outstanding under this agreement, relating to BioSepra. The annual interest rate on such borrowings is at the lower of the prime rate or LIBOR plus 175 basis points.

On December 30, 1997, Sepracor entered into a put agreement with a commercial bank pursuant to which Sepracor agreed to purchase $2,000,000 of indebtedness of Versicor, a former wholly owned subsidiary, in the event of a default by Versicor under its loan agreement with the bank. In the event that the put right is exercised by the bank, the bank will assign its security interest in the fixed assets of Versicor to Sepracor. As of June 30, 1998, Versicor is in compliance with all requirements under this agreement.

On February 10, 1998, Sepracor issued $189,475,000 of 6 1/4% Convertible Subordinated Debentures due 2005 (the "6 1/4% Debentures"). The 6 1/4% Debentures are convertible into Sepracor Common Stock, at the option of the holder, at a price of $47.369 per share. The 6 1/4% Debentures bear interest at 6 1/4% payable semi-annually, commencing on August 15, 1998. The 6 1/4% Debentures are not redeemable by the Company prior to February 18, 2001. The Company may be required to repurchase the 6 1/4% Debentures at the option of the holders in certain circumstances. As part of the sale of the 6 1/4% Debentures, Sepracor has incurred $6,103,000 of offering costs, which are being amortized over seven years, the term of the 6 1/4% Debentures. The net proceeds to the Company after offering costs are $183,372,000. The Company intends to use the proceeds from the sale of the 6 1/4% Debentures for the establishment of the Company's respiratory sales force, marketing of certain ICEs, ongoing preclinical and clinical trials, funding of other research and development programs, and working capital and other general corporate purposes.

In June 1995, Beckman acquired 312,500 shares of Sepracor's Series B Redeemable Exchangeable Preferred Stock for $5,000,000. On March 26, 1998, Sepracor and Beckman terminated their Stock Purchase Agreement. Sepracor paid Beckman the original purchase price of the stock plus accrued dividends totaling $6,850,000. In addition, BioSepra and Beckman amended their distribution agreement whereby BioSepra granted a non-exclusive right to manufacture instruments to Beckman, removed its obligation to manufacture instruments for Beckman, and sold the discontinued instrument product inventory to Beckman for $250,000.

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

In July 1997, the United States Patent and Trademark Office (the "PTO") informed Sepracor that it had declared an interference between Sepracor's previously issued use patent on fexofenadine to treat allergic rhinitis and another similar patent application of Sepracor, and the use patent application of HMRI on the anti-histaminic effects of fexofenadine on hepatically impaired patients. The primary objective of a patent interference, which can only be declared by the PTO, is to determine which party was the first to invent any overlapping subject matter claimed by more than one party. In the course of an interference, the parties typically present evidence relating to their invention of the overlapping subject matter. The PTO then reviews the evidence to determine which party has the earliest legally sufficient date of invention, and, therefore, is entitled to a patent claiming the overlapping subject matter. If Sepracor prevails in the interference, Sepracor will retain all of its claims in its issued patent. If, however, Sepracor loses the interference, HMRI will be issued a U.S. patent containing its claims involved in the interference and may not be obligated to pay Sepracor milestone or royalty payments pursuant to the terms of the license agreement whereby Sepracor licensed its U.S. patent rights covering fexofenadine to HMRI in 1993. Sepracor and HMRI have agreed to resolve the interference by arbitration. The arbitrator has been selected and the arbitration proceeding is ongoing. While it is possible that the arbitrator's decision may be rendered during 1998, there can be no assurance that the arbitrator's decision will be rendered at that time. Once rendered, the arbitrator's decision must be submitted to the PTO for final approval. The interference is ongoing and the Company is unable to predict its outcome.

The marketing and sale of pharmaceutical products developed by Sepracor or its development partners will require FDA approvals as well as similar approvals in foreign countries. To obtain such approvals, the safety and efficacy of such products must be demonstrated through clinical trials. There can be no assurance that the results of such clinical trials will be consistent with the results obtained in preclinical studies or that the results obtained in later phases of clinical trials will be consistent with those obtained in earlier phases. There also can be no assurance that any such products will be shown to be safe and efficacious or that regulatory approval for any such products will be obtained on a timely basis, if at all. The clinical trial and regulatory approval process can take a number of years and require the expenditure of substantial resources. With respect to certain of the Company's ICEs, the Company has been able to shorten the regulatory approval process of its ICEs by relying on preclinical and clinical toxicology data already on file with the FDA with respect to the parent drug. Although Sepracor has to date been successful in employing this strategy in connection with the approval process of certain of its proposed products, there can be no assurance that the FDA will permit the Company to utilize this strategy in the future. Accordingly, the Company may be required to expend significant resources to complete such preclinical and clinical studies for its other ICEs, thereby significantly delaying the regulatory approval process. The failure of the Company to obtain regulatory approval on a timely basis and unanticipated significant expenditures on preclinical and clinical studies could adversely affect the financial condition of the Company. While the Company in July 1998 has received an approvable letter for Xopenex, it expects FDA approval of its NDA for the nebulized form of Xopenex in late 1998, there can be no assurance that the FDA will approve such NDA by such date, if at all.

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

Sepracor's ability to commercialize certain drugs that it develops is likely to depend in significant part on its ability to enter into collaborative agreements with pharmaceutical companies to fund all or part of the costs to complete the development of such drugs and to manufacture and/or market such drugs. To date, the Company has entered into four such collaborative agreements. The Company has licensed its U.S. patent rights to Allegra (fexofenadine) to HMRI and is entitled to receive royalties on all U.S. sales of Allegra when the patent on the parent drug expires. The Company, however, is currently party to an interference involving Allegra which, if decided adversely to the Company, could result in the loss of all or substantially all of the royalties to which the Company is entitled under the license agreement on future sales of Allegra. The Company has also licensed its worldwide patent rights in DCL to Schering-Plough, pursuant to which the Company is entitled to receive royalties from Schering-Plough upon the initial sale of the product. The Company has entered into two agreements with Janssen with respect to the joint development and co-promotion of norastemizole and license of worldwide patent rights for Norcisapride. In each of these collaborative arrangements and, to the extent the Company enters into additional collaborative arrangements, the Company is dependent upon the efforts of the collaboration partners and there can be no assurance that such efforts will be successful. If any collaborators were to breach or terminate their agreements with the Company or fail to perform their obligations thereunder in a timely manner, the development and commercialization of the products could be delayed or terminated. Any such delay or termination could have a material, adverse effect on the Company's financial condition and results of operation. Sepracor's failure or inability to perform certain of its obligations under a collaborative agreement could result in a reduction or loss of the benefits to which Sepracor is otherwise entitled under such agreement. There can be no assurance that Sepracor will be able to enter into any such agreements for ICEs in the future or that such collaborative agreements, if any, will be entered into on terms favorable to the Company.

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

The Company will require substantial additional funds for its research and product development programs, operating expenses, the pursuit of regulatory approvals and expansion of its production, sales and marketing capabilities. Adequate funds for these purposes, whether through equity or debt financing, collaborative or other arrangements with corporate partners or from other sources, may not be available when needed or at terms acceptable to the Company. Insufficient funds could require the Company to delay, scale back or eliminate certain of its research and product development programs or to license to third parties to commercialize products or technologies that the Company would otherwise develop or commercialize itself. While the Company believes that its available cash balances will be sufficient to meet its capital requirements into 2000, the Company may need to raise additional funds to support its long-term product development and commercialization programs. There can be no assurance that such capital will be available on favorable terms, if at all. The Company's cash requirements may vary materially from those now planned because of results of research and development, results of product testing, relationships with customers, changes in focus and direction of the Company's research and development programs, competitive and technological advances, patent developments, the FDA regulatory process, the capital requirements of BioSepra and Sepracor Canada Limited, and other factors.

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

                                     PART II
                                OTHER INFORMATION

Item 1. Legal proceedings

In July 1997, the United States Patent and Trademark Office (the "PTO") informed Sepracor that it had declared an interference between Sepracor's previously issued method-of-use patent on fexofenadine to treat allergic rhinitis and another similar patent application of Sepracor, and Hoechst Marion Roussel Inc. ("HMRI") method-of-use patent application on the anti-histaminic effects of fexofenadine on hepatically impaired patents. The primary objective of a patent interference, which can only be declared by the PTO, is to determine the first to invent any overlapping subject matter claimed by more than one party. In the course of an interference, the parties typically present evidence relating to their inventive activities as to the overlapping subject matter. The PTO then reviews the evidence to determine which party has the earliest legally sufficient inventive date, and, therefore, is entitled to a patent claiming the overlapping subject matter.

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

In October 1997, the U.S. District Court of the Eastern District of New York ("the court") granted in part Pall's summary judgment motion relating to the '321 patent. HemaSure has agreed to terminate the manufacture, use, sale and offer for sale of the filter, subject to the court's order. In April 1998, the court granted to HemaSure its request to appeal the October 1997 decision. The appeal of the October 1997 decision is currently pending before the U.S. Court of Appeals for the Federal Circuit.

With respect to the second action concerning U.S. Patent No. 4,952,572 (the "'572 patent"), HemaSure has answered the complaint stating that it does not infringe any claim of the asserted patents and has filed for summary judgement of noninfringement. Pall filed a cross motion for summary judgement of infringement at the same time. Further, HemaSure has counterclaimed for declaratory judgment of invalidity, noninfringement and unenforceability of the '572 patent.

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

Items 2 - 3      None

Item 4   Submission of Matters to a Vote of Security Holders

         At the Company's Annual Meeting of stockholders held on May 27, 1998 the following proposals were approved as further specified below:

Proposal                   Total For Each Director                     Withheld From Each Director
--------                   -----------------------                     ---------------------------
Election of  Class III
Directors:

Digby W. Barrios                   24,160,971                                               901,361
Alan A. Steigrod                   24,159,934                                               902,398

                                              For              Against        Abstain         No Vote
                                              ---              -------        -------         -------
Approval of amendment to the Company's
Restated Certificate of Incorporation
increasing from 40,000,000 to 80,000,000
the number of authorized shares of
Common Stock.                              24,410,661        584,894          66,777               --

Approval of amendment to the
Company's 1991 Director Stock
Option Plan.                               15,163,304      1,975,755         118,919        7,804,354

Approval of amendment to the
Company's 1991 Restated Stock
Option Plan.                                9,726,108      7,188,720         119,922        8,027,852

Approval of  1996 Employee
Stock Purchase Plan.                       16,785,666        394,012          78,297        7,804,357


Item 5   Other Information

         Stockholder Proposals for 1999 Annual Meeting

As set forth in the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders, stockholder proposals submitted pursuant to Rule 14a-8 under the Exchange Act for inclusion in the Company's proxy materials for its 1999 Annual Meeting of Stockholders must be received by the Secretary of the Company at the principal offices of the Company no later than December 23, 1998.

In addition, the Company's by-laws require that the Company be given advance notice of stockholder nominations for election to the Company's Board of Directors and of other matters which stockholders wish to present for action at an annual meeting of stockholders (other than matters included in the Company's proxy statement in accordance with Rule 14a-8). The required notice must be delivered to the Secretary of the Company at the principal offices of the Company not later than the close of business on the 10th day following the date on which notice of the meeting was given to stockholders of record on the record date for such meeting, provided that such notice need not be provided more than 60 days prior to the annual meeting of stockholders. The advance notice provisions of the Company's bylaws supersede the notice requirements contained in recent amendments to Rule 14a-4 under the Exchange Act.

Item 6.  Exhibits and Reports on Form 8-K

Exhibit listed in the Exhibit Index which immediately precedes the exhibits attached thereto.

         a) Exhibits:

                   3.1 Restated Certificate of Incorporation, as amended
                  27.1 Financial Data Schedule
                  27.2 Financial Data Schedule Restated


         b) Reports on Form 8-K

                  1. Form 8-K filed with the Securities and Exchange
                     Commission on July 28, 1998

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  SEPRACOR INC.

Date:      August 14, 1998    /s/ Timothy J. Barberich
                              ------------------------------------
                                  Timothy J. Barberich
                                  President and Chief
                                  Executive Officer
                                  (Principal Executive Officer)

Date:      August 14, 1998    /s/ Robert F. Scumaci
                              ------------------------------------
                                  Robert F. Scumaci
                                  Senior Vice President
                                  of Finance and Administration
                                  (Principal Financial and
                                  Accounting Officer)