Form 10-Q
period 1998-09-30
SEPRACOR INC /DE/
filed 1998-11-13
CIK 877357

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

               For the Quarterly period ended: September 30, 1998

       Transition report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

             For the transition period from _________ to ___________


                         Commission File Number 0-19410
                         ------------------------------

                                  SEPRACOR INC.
                                  -------------
             (Exact Name of Registrant as Specified in its Charter)


                           Delaware         22-2536587
                           ---------------------------
(State or Other Jurisdiction of          (I.R.S. Employer Identification number)
 Organization or Incorporation)


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

                                 YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $.10 per share                   28,468,186
--------------------------------------         ---------------------------------

                           Class               Outstanding at November 6, 1998

                                  SEPRACOR INC.

                                      INDEX

Part I - Financial Information

Item 1. Consolidated Condensed Financial Statements

             Consolidated Condensed Balance Sheets as of
             September 30, 1998 and December 31, 1997 (Unaudited)                              3

             Consolidated Statements of Operations for the Three
             and Nine Month Periods Ended September 30, 1998 and 1997
             (Unaudited)                                                                       4

             Consolidated Statements of Cash Flows for the Nine Month
             Periods Ended September 30, 1998 and 1997 (Unaudited)                             5

             Notes to Consolidated Interim Financial Statements                                6

Item 2. Management's Discussion and Analysis of Financial                                     10
             Condition and Results of Operations

Part II - Other Information                                                                   20

Item 1. Legal Proceedings                                                                     20

Item 6. Exhibits and Reports on Form 8-K                                                      21

Signatures                                                                                    22

                                  SEPRACOR INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)


 (in thousands)                                                                       September 30,          December 31,
                                                                                          1998                   1997
                                                                                      -------------          -------------

                              ASSETS

 Current Assets:
                Cash and cash equivalents                                              $ 119,366              $  82,579
                Marketable securities                                                    109,387                  9,981
                Accounts receivable, net                                                   3,635                  2,415
                Inventories                                                                3,623                  2,722
                Other current assets                                                       3,100                  1,543
                                                                                     -----------              ---------
                Total Current Assets                                                     239,111                 99,240

 Property, plant and equipment, net                                                       16,837                 15,126
 Deferred financing costs, net                                                             7,152                  1,917
 Excess of investments over net assets acquired, net                                       4,994                  5,288
 Investment in affiliates                                                                  2,131                  3,971
 Other assets                                                                              3,365                  2,965
                                                                                     -----------              ---------
                Total Assets                                                           $ 273,590              $ 128,507
                                                                                     ===========              =========

                              LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities:

                Accounts payable                                                       $   4,535              $   4,018
                Accrued expenses                                                          32,894                 17,670
                Notes payable and current portion
                  of capital lease obligation and long-term debt                           2,795                    861
                Deferred revenue                                                              87                     21
                Convertible redeemable preferred stock                                         -                  6,700
                                                                                     -----------              ---------
                Total Current Liabilities                                                 40,311                 29,270

 Long-term debt and capital lease obligation                                               2,551                  3,388
 Convertible subordinated debentures                                                     270,355                 80,880
                                                                                     -----------              ---------
                Total Liabilities                                                        313,217                113,538
                                                                                     -----------              ---------

 Minority interest                                                                         2,398                  2,937

 Stockholders' Equity (Deficit):
                Common stock                                                               2,856                  2,785
                Additional paid-in capital                                               227,190                222,504
                Unearned compensation, net                                                     -                    (94)
                Accumulated deficit                                                     (271,958)              (213,028)
                Equity adjustments                                                          (113)                  (135)
                                                                                     -----------              ---------
                Total Stockholders' Equity (Deficit)                                     (42,025)                12,032
                                                                                     -----------              ---------

                Total Liabilities and Stockholders' Equity                             $ 273,590              $ 128,507
                                                                                     ===========              =========





                   The accompanying notes are an integral part
                    of the consolidated financial statements

                                  SEPRACOR INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE THREE AND NINE MONTH PERIODS ENDED
                           SEPTEMBER 30, 1998 and 1997
                                   (Unaudited)

                 (in thousands, except per share amounts)

                                                              Three month periods ended                Nine month periods ended
                                                                   September 30,                            September 30,
                                                            ---------------------------              ---------------------------
                                                               1998            1997                     1998              1997
                                                               ----            ----                     ----              ----
Revenues:

Collaborative research and development                     $   1,417       $      56                $   3,825         $     184
License fees                                                       -           1,875                    5,090             2,475
Product                                                        1,178           1,523                    4,683             6,517
Royalties                                                         61              51                      175               153
                                                           ---------       ---------                ---------         ---------
     Total Revenues                                            2,656           3,505                   13,773             9,329

Cost of revenues:
License fees                                                       -             469                      400               469
Product                                                          941             811                    2,916             3,737
Royalties                                                         21               -                       57                 -
                                                           ---------       ---------                ---------         ---------
     Total Cost of Revenues                                      962           1,280                    3,373             4,206

Gross Margin                                                   1,694           2,225                   10,400             5,123

     Operating Expenses:

Research and development                                      20,416          10,469                   44,419            33,472
Sales and marketing                                            6,995           1,854                   13,115             4,331
Administration                                                 2,384           1,950                    6,810             7,415
Restructuring recoveries                                           -               -                     (351)                -
Patent costs                                                     477             548                    1,412             1,203
                                                           ---------       ---------                ---------         ---------
     Total Operating Expenses                                 30,272          14,821                   65,405            46,421

(Loss) from operations                                       (28,578)        (12,596)                 (55,005)          (41,298)

     Other income (expense):

Interest income                                                3,483           1,274                    9,459             4,445
Interest expense                                              (4,502)         (1,497)                 (12,132)           (4,487)
Other income (expense)                                           179             209                       56               377
Equity in income (loss) of investees                            (600)            134                   (1,846)           (1,937)
Gain on sale of ChiRex Inc.                                        -               -                        -            30,069
                                                           ---------       ---------                ---------         ---------
     Total Other Income (Expense)                             (1,440)            120                   (4,463)           28,467

Net (loss) before minority interests                         (30,018)        (12,476)                 (59,468)          (12,831)

Minority interest in subsidiary                                  390             349                      538               744
                                                           ---------       ---------                ---------         ---------
Net (loss)                                                   (29,628)        (12,127)                 (58,930)          (12,087)
                                                           =========       =========                =========         =========
Dividends on preferred stock                                       -            (150)                    (150)             (450)
                                                           ---------       ---------                ---------         ---------

Net (loss) applicable to
     common shares                                         $ (29,628)      $ (12,277)               $ (59,080)        $ (12,537)
                                                           =========       =========                =========         =========

Basic and diluted net (loss) per common share              $   (1.05)      $   (0.44)               $   (2.10)        $   (0.46)
                                                           ---------       ---------                ---------         ---------

Shares used in computing basic and diluted net
  (loss) per common share:
Basic and diluted                                             28,315          27,662                   28,092            27,529
                                                           ---------       ---------                ---------         ---------


                   The accompanying notes are an integral part
                    of the consolidated financial statements

                                  Sepracor Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


(in thousands)                                                                      Nine month periods ended
                                                                                          September 30,
                                                                                 ------------------------------
                                                                                    1998                1997
                                                                                 ---------           ----------
 Cash flows from operating activities:
 Net (loss)                                                                     $  (58,930)          $ (12,087)
 Adjustments to reconcile net loss to net cash
   used in operating activities:
 Minority interests in subsidiaries                                                   (538)               (744)
 Gain on sale of equity investee                                                         -             (30,069)
 Depreciation and amortization                                                       3,642               3,452
 Provision for doubtful accounts                                                      (209)                276
 Equity in investee losses                                                           1,846               1,937
 Loss on disposal of property and equipment                                             21                   4
 Changes in operating assets and liabilities:
 Accounts receivable                                                                (1,129)                938
 Inventories                                                                          (669)               (439)
 Other current assets                                                               (1,585)               (779)
 Accounts payable                                                                      480              (1,669)
 Accrued expenses                                                                   15,170               7,510
 Deferred revenue                                                                       60                (509)
                                                                                ----------           ----------
 Net cash (used in) operating activities:                                          (41,841)            (32,179)
                                                                                ----------           ----------

 Cash flows from investing activities:
 Purchases of marketable securities                                               (210,916)            (49,544)
 Sales of marketable securities                                                    111,510              35,298
 Additions to property and equipment                                                (4,819)             (6,675)
 Proceeds from sale of equipment                                                        11                  18
 Investment in affiliate                                                                75                   -
 Net proceeds from sale of equity investee                                               -              30,625
 Other assets                                                                          472                (475)
                                                                                ----------           ----------
 Net cash (used in) provided by investing activities:                             (103,667)              9,247
                                                                                ----------           ----------
 Cash flows from financing activities:
 Proceeds from sale of convertible subordinated debentures                         189,475                   -
 Costs associated with sale of convertible subordinated debentures                  (6,105)                  -
 Repurchase of series B redeemable exchangeable preferred stock                     (6,850)                  -
 Net proceeds from issuances of common stock                                         4,760               2,587
 Issuance of warrants                                                                   31                   -
 Borrowings of long term debt                                                            -                 110
 Repayments of long term debt and capital lease                                       (946)               (706)
 Borrowings under line of credit agreements                                          2,002                  35
                                                                                ----------           ----------
 Net cash provided by financing activities                                         182,367               2,026
                                                                                ----------           ----------
 Effect of exchange rates on cash and cash equivalents                                 (72)               (139)
                                                                                ----------           ----------
 Net increase (decrease) in cash and cash equivalents                               36,787             (21,045)
 Cash and cash equivalents at beginning of period                                   82,579              83,344
                                                                                ----------           ----------
 Cash and cash equivalents at end of period                                     $  119,366           $  62,299
                                                                                ==========           ==========




                   The accompanying notes are an integral part
                    of the consolidated financial statements

                                     ITEM 1.
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.  Basis of presentation:

The accompanying consolidated interim financial statements are unaudited and have been prepared on a basis substantially consistent with the audited financial statements. Certain information and footnote disclosures normally included in the Company's annual financial statements have been condensed or omitted. The year-end consolidated condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The consolidated interim financial statements, in the opinion of management, reflect all adjustments (including normal recurring accruals) necessary for a fair presentation of the results for the interim periods ended September 30, 1998 and 1997.

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

The consolidated interim financial statements include the accounts of Sepracor Inc. ("Sepracor") and its majority and wholly-owned subsidiaries, including BioSepra Inc. ("BioSepra"), Sepracor Canada Limited, and Versicor Inc. ("Versicor") (from May 1995 to December 1997).

Effective December 10, 1997, Sepracor's ownership percentage of Versicor Inc. was approximately 22%, thereby making Versicor an affiliate and reportable under the equity method. At September 30, 1998, Sepracor's investment in HemaSure Inc. ("HemaSure") was zero.

2.  Inventories:

Inventories consist of the following:

                              September 30,                     December 31,
                                  1998                            1997
                                  ----                            ----
Raw materials                     $858                            $600
Work in progress                   201                             129
Finished goods                   2,564                           1,993
                                ------                          ------

                                $3,623                          $2,722
                                ======                          ======


3. Basic and diluted net (loss) per common share:

Basic earnings per share ("EPS") excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is based upon the weighted average number of common shares outstanding during the period plus the additional weighted average common equivalent shares during the period. Common equivalent shares are not included in the per share calculations where the effect of their inclusion would be anti-dilutive. Common equivalent shares result from the assumed conversion of preferred stock and convertible debt and the assumed exercises of outstanding stock options, the proceeds of which are then assumed to have been used to repurchase outstanding stock options using the treasury stock method. For the three and nine months ended September 30, 1998 and 1997, basic and diluted net loss per common share is computed based on the weighted-average number of common shares outstanding during the period, because the effect of common stock equivalents would be anti-dilutive.

Included in the three and nine months ended September 30, 1998 and 1997 net loss applicable to common shares is $0 and $150,000, and $150,000 and $450,000, respectively, of dividends relating to Series B Redeemable Exchangeable Preferred Stock. Certain securities were not included in the computation of diluted earnings per share for the three and nine months ended September 30, 1998 and 1997, respectively, because they would have an anti-dilutive effect due to net losses for such periods. These securities include (i) options to purchase 4,535,312 and 4,535,312 shares of Common Stock for the three and nine months ended September 30, 1998, and 3,604,960 and 3,604,960 shares of common stock for the three and nine months ended September 30, 1997, with a purchase price of $1.00 to $48.63 per share, $1.00 to $48.63 per share, and $1.00 to $24.75 per share, $1.00 to $24.75 per share, respectively; (ii) 8,101,302 and 8,101,302 shares of Common Stock for the three and nine months ended September 30, 1998, and 4,109,756 and 4,109,756 shares of common stock for the three and nine months ended September 30, 1997, for issuance upon conversion of 7% and 6 1/4% subordinated convertible debentures, and (iii) 312,500 shares of common stock for conversion of Series B Redeemable Exchangeable Preferred Stock for each of the three and nine months ended September 30, 1997.

4.  6 1/4% Convertible Subordinated Debentures

On February 10, 1998, Sepracor issued $189,475,000 of 6 1/4% Convertible Subordinated Debentures due 2005 (the "6 1/4% Debentures"). The 6 1/4% Debentures are convertible into Sepracor Common Stock, at the option of the holder, at a price of $47.369 per share. The 6 1/4% Debentures bear interest at 6 1/4% payable semi-annually, commencing on August 15, 1998. As of September 30, 1998, the Company had accrued interest of $1,474,000 relating to the 6 1/4% Debentures. The 6 1/4% Debentures are not redeemable by the Company prior to February 18, 2001. The Company may be required to repurchase the 6 1/4% Debentures at the option of the holders in certain circumstances. As part of the sale of the 6 1/4% Debentures, Sepracor incurred approximately $6,105,000 of offering costs, which are being amortized over seven years, the term of the 6 1/4% Debentures. The net proceeds to the Company after offering costs are $183,370,000. The Company intends to use the proceeds from the sale of the 6 1/4% Debentures for the establishment and pre-launch operations of the Company's respiratory sales force, marketing of certain improved chemical entities ("ICEs"), ongoing preclinical and clinical trials, funding of other research and development programs, and working capital and other general corporate purposes.

5. Series B Redeemable Exchangeable Preferred Stock:

In March 1995, Beckman Instruments, Inc. acquired 312,500 shares of Sepracor's Series B Redeemable Exchangeable Preferred Stock for $5,000,000. On March 26, 1998, Sepracor and Beckman terminated their Stock Purchase Agreement under which Beckman had acquired the 312,500 shares of Sepracor Series B Redeemable Exchangeable Preferred Stock. Sepracor paid Beckman the original purchase price of the stock plus accrued dividends totaling $6,850,000. In addition, BioSepra and Beckman amended their distribution agreement whereby BioSepra granted a non-exclusive right to manufacture instruments to Beckman, was released from its obligation to manufacture instruments for Beckman, and sold the discontinued instrument product inventory to Beckman for $250,000.

6. Comprehensive Income

The Company has adopted Statement of Financial Accounting Standard No. 130 "Reporting Comprehensive Income" ("SFAS 130"), which requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements for full year financials. Footnote disclosure is provided quarterly. The Company's only significant item of other comprehensive income relates to foreign currency translation adjustments, which is presented separately on the balance sheet.

                                                        Three Months Ended          Nine Months Ended
                                                          September 30,               September 30,
                                                          -------------               -------------
(in thousands)
                                                      1998            1997            1998       1997
                                                      ----            ----            ----       ----
Comprehensive income (loss):
    Net loss                                       $(29,628)      $(12,277)        $(59,080)    $(12,537)
    Cumulative translation adjustment                   186            (18)              22         (499)
                                                   --------       --------         --------     --------

Total comprehensive income (loss)                  $(29,442)      $(12,295)        $(59,058)    $(13,036)
                                                   ========       ========         ========     ========

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

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The statement requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value, gains or losses, depends on the intended use of the derivative and its resulting designation. The statement is effective for fiscal years beginning after June 15, 1999. The Company will adopt SFAS 133 by January 1, 2000. The Company is evaluating SFAS 133 to determine its impact on its consolidated financial statements.

8. Litigation

In July 1997, the United States Patent and Trademark Office (the "PTO") informed Sepracor that it had declared an interference between Sepracor's previously issued method-of-use patent on fexofenadine to treat allergic rhinitis and another similar patent application of Sepracor, and Hoechst Marion Roussel Inc.'s ("HMRI") method-of-use patent application on the anti-histaminic effects of fexofenadine on hepatically impaired patents. The primary objective of a patent interference, which can only be declared by the PTO, is to determine the first to invent any overlapping subject matter claimed by more than one party. In the course of an interference, the parties typically present evidence relating to their inventive activities as to the overlapping subject matter. The PTO then reviews the evidence to determine which party has the earliest legally sufficient inventive date, and, therefore, is entitled to a patent claiming the overlapping subject matter.

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

9. Subsidiaries and summarized income statement information:

The following is the summarized income statement information for the Company's unconsolidated subsidiaries HemaSure and Versicor for the three and nine month periods ended September 30, 1998 and 1997:

                                         Three Months Ended                    Nine  Months Ended
                                            September 30,                         September 30,
                                            -------------                         -------------
(in thousands)
                                         1998           1997                  1998             1997
                                         ----           ----                  ----             ----
HemaSure:

Net sales                                   $--          $522                   $25           $1,590
Gross profit (loss)                          --          (104)                 (632)            (915)
Loss from continuing
        operations                       (2,667)       (1,879)               (9,029)          (8,185)
Net income (loss)                       $(2,682)         $363              $ (8,974)        $ (6,271)

Versicor:

Net sales                                   $--           $--                   $--              $--
Gross profit (loss)                          --            --                    --               --
Loss from continuing
       operations                        (2,429)       (1,513)               (8,614)          (4,979)
Net loss                                $(2,386)      $(1,799)              $(8,392)         $(5,629)


The Company recognized 22% of Versicor's net loss as equity in loss of subsidiary. The Company has recognized none of HemaSure's current year loss since its investment in subsidiary is zero.

In September 1998, HemaSure entered into a $5,000,000 revolving line of credit with a commercial bank. Under the agreement up to $3 million is available immediately with the remainder available upon the completion of certain events as defined. The revolving line of credit, which expires on August 31, 2000, will be used to help finance HemaSure's working capital requirements. Amounts borrowed under the line bear interest at the bank's prime lending rate plus 1/2% payable quarterly in arrears. The bank will have a first lien on all assets of HemaSure including its intellectual property. Sepracor has agreed to guarantee repayment by HemaSure of amounts borrowed under the line of credit. In exchange for the guarantee, HemaSure has granted to Sepracor warrants to purchase up to 1,700,000 shares of HemaSure's common stock at a price of $0.69 per share, of which 1,000,000 warrants will be exercisable immediately and 700,000 warrants will be exercisable in the event HemaSure draws down in excess of $3 million under the line of credit. The warrants will expire in the year 2003 and have certain registration rights associated with them.

10. Subsequent Events:

Redemption of Convertible Subordinated Debentures

On October 30, 1998, the Company issued a Notice of Redemption for all of its 7% Convertible Subordinated Debentures with a scheduled maturity in 2002, aggregating $80,880,000 in principal amount. The Debentures will be redeemed on December 1, 1998. The right to convert each $1,000 of principal amount of Debentures into 50.813 shares of Sepracor Common Stock, based on the conversion price of $19.68 per share, will expire at the close of business on November 16, 1998. In lieu of issuing any fractional shares in connection with any conversion of the Debentures, the Company shall make payment in cash based on the last sale price of Common Stock on the day prior to the day of conversion.

                                     ITEM 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains, in addition to historical information, forward-looking statements which involve risk and uncertainties. The Company's actual results could differ significantly from the results discussed in such forward-looking statements. See "Factors Affecting Future Operating Results" below.

Overview

The consolidated interim financial statements include the accounts of Sepracor Inc. ("Sepracor") and its majority and wholly-owned subsidiaries, including BioSepra Inc. ("BioSepra"), Sepracor Canada Limited, and Versicor Inc. ("Versicor") (from May 1995 to December 1997).

Effective December 10, 1997, Sepracor's ownership percentage of Versicor was approximately 22%, thereby making Versicor an affiliate and reportable under the equity method. Sepracor has recorded $600,000 and $1,846,000 as its share of Versicor losses for the three and nine month periods ended September 30, 1998. At September 30, 1998, Sepracor had an investment in Versicor of $2,125,000. At September 30, 1998, Sepracor's investment in HemaSure was zero.

In December 1997, Sepracor signed a licensing agreement with Schering-Plough Corporation ("Schering") giving Schering exclusive worldwide rights to Sepracor's patents covering descarboethoxyloratadine ("DCL"), an active metabolite of loratadine ("the Schering Agreement"). Under the terms of the Schering Agreement, Sepracor has exclusively licensed its DCL rights to Schering, which expects to develop and market the DCL product worldwide. Under the Schering Agreement, Schering paid Sepracor an up-front license fee of $5,000,000 which will be offset against future royalties, if any, on DCL sales beginning at first product launch. Any royalties paid to Sepracor will escalate over time and upon the achievement of sales volume and other milestones. In January 1998, Sepracor and Schering were notified that no objection would be raised under the Hart Scott Rodino Act with respect to the Schering Agreement.

On February 4, 1998, Sepracor signed a collaboration and license agreement with Janssen Pharmaceutica, N.V. ("Janssen"), a wholly-owned subsidiary of Johnson & Johnson, relating to the development and marketing of norastemizole, a third generation nonsedating antihistamine ("the Janssen norastemizole Agreement"). Under the terms of the Janssen norastemizole Agreement, the companies will jointly fund the development of norastemizole, and Janssen has an option to acquire certain rights regarding the product in the U.S. and abroad. When exercised, Janssen and Sepracor will equally share the costs and profits associated with the further development, marketing and sale of norastemizole in the United States. Sepracor will also retain the right to co-promote the product in the U.S. Alternatively, Sepracor can elect to receive royalties, if any, on Janssen sales of norastemizole in the U.S. in the event it decides not to co-promote the product. Outside of the U.S., Janssen has the right to develop and market norastemizole, and Sepracor will earn royalties, if any, on product sales. In addition, Janssen has worldwide over-the-counter rights to norastemizole. Under the Janssen norastemizole Agreement, Sepracor recorded collaborative research and development revenue of $1,753,000, $497,000 and $1,368,000 in the first, second and third quarters of 1998, respectively.

On July 2, 1998, Sepracor Inc. received an approvable letter for Xopenex(TM) (levalbuterol HCl), inhalation solution, in multidose strengths, from the U.S. Food and Drug Administration ("FDA"). Xopenex(TM) is the therapeutically active isomer of racemic albuterol. Final approval by the FDA of the Xopenex(TM) New Drug Application ("NDA") is subject to satisfactory completion of the product labeling discussions and certain other conditions.

On July 20, 1998, Sepracor signed a second license agreement with Janssen (the "Janssen Norcisapride Agreement") giving Janssen exclusive worldwide rights to Sepracor's patents covering Norcisapride, an isomer of the active metabolite of Propulsid(TM). Under the terms of the Janssen Norcisapride Agreement, Sepracor has exclusively licensed its Norcisapride rights to Janssen, which expects to develop and market the Norcisapride product worldwide. Under the Janssen Norcisapride Agreement, Janssen would pay Sepracor royalties, if any, on Norcisapride sales beginning at first product launch. Any royalties paid to Sepracor will escalate upon the achievement of sales volume milestones.

In September 1998, HemaSure entered into a $5,000,000 revolving line of credit with a commercial bank. Under the agreement up to $3 million is available immediately with the remainder available upon the completion of certain events as defined. The revolving line of credit, which expires on August 31, 2000, will be used to help finance HemaSure's working capital requirements. Amounts borrowed under the line bear interest at the bank's prime lending rate plus 1/2% payable quarterly in arrears. The bank will have a first lien on all assets of HemaSure including its intellectual property. Sepracor has agreed to guarantee repayment by HemaSure of amounts borrowed under the line of credit. In exchange for the guarantee, HemaSure has granted to Sepracor warrants to purchase up to 1,700,000 shares of HemaSure's common stock at a price of $0.69 per share, of which 1,000,000 warrants will be exercisable immediately and 700,000 warrants will be exercisable in the event HemaSure draws down in excess of $3 million under the line of credit. The warrants will expire in the year 2003 and have certain registration rights associated with them.


Three and nine months ended September 30, 1998 and 1997

License fees were $0 and $5,090,000 for the three and nine months ended September 30, 1998, respectively, compared to $1,875,000 and $2,475,000, respectively, for the same periods in 1997. The decrease for the three month period in 1998 as compared to 1997 is due to a $1,875,000 milestone payment, which Sepracor received from HMRI in 1997. The increase for the nine month period in 1998 as compared to 1997 is due primarily to the $5,000,000 license payment, which Sepracor received under the Schering Agreement in 1998.

Product revenues were $1,178,000 and $4,683,000 for the three and nine months ended September 30, 1998, respectively, compared to $1,523,000 and $6,517,000, respectively, for the same periods in 1997. The decrease in revenue for the three and nine month periods ended September 30, 1998 is attributed to BioSepra's discontinuation of the instrument product line.

Collaborative research and development revenue was $1,417,000 and $3,825,000 for the three and nine months ended September 30, 1998, respectively, compared to $56,000 and $184,000, respectively, for the same periods in 1997. The increases for the three and nine month periods ending September 30, 1998, related primarily to revenue from the Janssen norastemizole Agreement of $1,368,000 and $3,618,000, respectively.

Cost of product revenues, as a percentage of product revenues, was 80% and 62% for the three and nine months ended September 30, 1998, respectively, compared to 53% and 57% for the same periods in 1997. The increase for the three month period in 1998 as compared to 1997 is due primarily to BioSepra's cost to implement improvements in manufacturing processes, and an adverse yield for a specific product sale.

Research and development expenses were $20,416,000 and $44,419,000 in the three and nine months ended September 30, 1998, respectively, compared to $10,469,000 and $33,472,000, respectively, in the same periods last year. The increases for the periods in 1998 as compared to 1997 is due primarily to increased expenses related to preclinical and clinical trials in the Company's pharmaceutical programs which include two major Phase III norastemizole trials, a fall seasonal allergic rhinitis study and a controlled allergen challenge study, Phase II pediatric study for the syrup formulation of Xopenex(TM) (levalbuteral HC1), Phase II study for (R,R,)-formoterol and a Phase I clinical trial for (R,)-fluoxetine.

Sales and marketing expenses were $6,995,000 and $13,115,000 for the three and nine months ended September 30, 1998, respectively, compared to $1,854,000 and $4,331,000, respectively, for the same periods last year. The increase for the periods in 1998 as compared to 1997 is due primarily to costs related to infrastructure development and operation of a specialty sales force for Xopenex(TM). Sepracor is planning to introduce Xopenex(TM) commercially upon FDA approval.

General and administrative expenses were $2,384,000 and $6,810,000 for the three and nine months ended September 30, 1998, respectively, compared to $1,950,000 and $7,415,000, respectively, for the same periods last year. The increase for the three month period ended September 30, 1998 is primarily due to increased headcount and related costs at Sepracor. The decrease for the nine month period ended September 30, 1998 is primarily due to reductions in personnel and related costs at BioSepra, the Company no longer consolidating Versicor, offset in part by increased headcount and related costs at Sepracor.

Legal expenses related to patents were $477,000 and $1,412,000 for the three and nine months ended September 30, 1998, respectively, compared to $548,000 and $1,203,000 for the same periods last year. The decrease for the three month period in 1998 as compared to 1997 is due primarily to a reduction in costs relating to patent interference proceedings. The increase for the nine month period in 1998 as compared to 1997 is due primarily to costs associated with the increased volume of patent filings.

Interest income, interest expense and other income (expense) was ($840,000) and ($2,617,000) in the three and nine months ended September 30, 1998, respectively, compared to $(14,000) and $335,000 in the same periods in 1997. The increase in expense in 1998 as compared to 1997 is primarily the result of increased interest expense related to the 6 1/4% Debentures, offset by an increase in interest income due to an increase of the average daily cash balance available for investment.

Equity in income (loss) of investees was $(600,000) and $(1,846,000) for the three and nine months ended September 30, 1998, respectively, compared to $134,000 and $(1,937,000) in the same periods last year. In the three and nine month period ended September 30, 1998, the equity in loss consists of the Company's portion of Versicor's results. The increase in loss for the three month period in 1998 as compared to 1997 is primarily due to the Company's recognition of Versicor losses in 1998. The decrease in loss for the nine month period in 1998 as compared to 1997 is due primarily to the Company no longer recognizing equity losses related to HemaSure, offset by recognition of Versicor losses in 1998.

Minority interest in subsidiary resulted in a decrease to consolidated net loss of $390,000 and $538,000 for the three and nine months ended September 30, 1998, respectively, compared to a decrease in net loss of $349,000 and $744,000 for the same periods in 1997. The fluctuation in minority interest is the result of BioSepra's fluctuation in earnings.

Liquidity and Capital Resources

Cash and cash equivalents plus marketable securities of Sepracor and its subsidiaries, including BioSepra, totaled $228,753,000 at September 30, 1998, compared to $92,560,000 at December 31, 1997. Cash and cash equivalents plus marketable securities of Sepracor, excluding BioSepra, at September 30, 1998 were $225,955,000.

The net cash used in operating activities for the nine months ended September 30, 1998 was $41,841,000. The net cash used in operating activities includes a net loss of $58,930,000 adjusted by net non-cash charges of $4,762,000. The accounts payable and accrued expense balances increased a total of $15,650,000 from the December 31, 1997 balances, primarily due to increased research and development accruals and accrued interest at Sepracor.

In 1994, Sepracor, BioSepra and HemaSure entered into an equipment leasing arrangement that provides for a total of up to $2,000,000 of financing to Sepracor and its subsidiaries for the purpose of financing capital equipment in the United States. All outstanding amounts are collateralized by the assets so financed and are guaranteed by Sepracor. At September 30, 1998, there was $455,000 outstanding under this credit facility relating to Sepracor, BioSepra and HemaSure, of which $104,000, $77,000 and $274,000 represented Sepracor's, BioSepra's and HemaSure's portion, respectively.

At September 30, 1998, Sepracor had guaranteed $469,000 of outstanding bank borrowings of BioSepra S.A., BioSepra's wholly owned French subsidiary.

In 1994, Sepracor's wholly-owned subsidiary, Sepracor Canada Limited, entered into two credit agreements with two Canadian provincial and federal business development agencies for approximately $2,960,000 in term debt, of which $2,590,000 is at an annual interest rate of 9.25% and $370,000 is interest free. As of September 30, 1998, Sepracor Canada Limited had received approximately $2,960,000 of such term debt, of which $1,814,000 was outstanding.

In December 1996, Sepracor and BioSepra amended their revolving credit agreement with a commercial bank, which provides for borrowing of up to an aggregate of $10,000,000 (the "Revolving Credit Agreement"), to remove Versicor as a party. Under the amended Revolving Credit Agreement, BioSepra can borrow up to $3,000,000. All borrowings are collateralized by certain assets of Sepracor and BioSepra. The revolving credit agreement contains covenants relating to minimum tangible capital base, minimum cash or cash equivalents, minimum liquidity ratio and maximum leverage for Sepracor and BioSepra. Sepracor is a guarantor of all outstanding borrowings. At September 30, 1998, there was $2,000,000 outstanding under this agreement, relating to BioSepra. The annual interest rate on such borrowings is at the lower of the prime rate or LIBOR plus 175 basis points.

On December 30, 1997, Sepracor entered into a put agreement with a commercial bank pursuant to which Sepracor agreed to purchase $2,000,000 of indebtedness of Versicor, a former wholly-owned subsidiary, in the event of a default by Versicor under its loan agreement with the bank. In the event that the put right is exercised by the bank, the bank will assign its security interest in the fixed assets of Versicor to Sepracor. As of September 30, 1998, Versicor is in compliance with all requirements under this agreement.

On February 10, 1998, Sepracor issued $189,475,000 of 6 1/4% Convertible Subordinated Debentures due 2005 (the "6 1/4% Debentures"). The 6 1/4% Debentures are convertible into Sepracor Common Stock, at the option of the holder, at a price of $47.369 per share. The 6 1/4% Debentures bear interest at 6 1/4% payable semi-annually, commencing on August 15, 1998. The 6 1/4% Debentures are not redeemable by the Company prior to February 18, 2001. The Company may be required to repurchase the 6 1/4% Debentures at the option of the holders in certain circumstances. As part of the sale of the 6 1/4% Debentures, Sepracor incurred approximately $6,105,000 of offering costs, which are being amortized over seven years, the term of the 6 1/4% Debentures. The net proceeds to the Company after offering costs are $183,370,000. The Company intends to use the proceeds from the sale of the 6 1/4% Debentures for the establishment and pre-launch operations of the Company's respiratory sales force, marketing of certain improved chemical entities, "ICEs", ongoing pre-clinical and clinical trials, funding of other research and development programs, and working capital and other general corporate purposes.

On October 30, 1998, the Company issued a Notice of Redemption for all of its 7% Convertible Subordinated Debentures with a scheduled maturity in 2002, aggregating $80,880,000 in principal amount. The Debentures will be redeemed on December 1, 1998. The right to convert each $1,000 of principal amount of Debentures into 50.813 shares of Sepracor Common Stock, based on the conversion price of $19.68 per share, will expire at the close of business on November 16, 1998. In lieu of issuing any fractional shares in connection with any conversion of the Debentures, the Company shall make payment in cash based on the last sale price of Common Stock on the day prior to the day of conversion.

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

Year 2000 Issue

The Year 2000 issue is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculation or system failures. The Company is currently evaluating the potential impact of the Year 2000 on the processing of date-sensitive information by the Company's computerized information systems. In 1996, Sepracor began a comprehensive project, fully supported by senior management, to determine the risks and impacts of the Year 2000 ("Y2K") computer problem on the Company's ability to operate into the next century. This plan took into account Sepracor's status as a pharmaceutical research and development company, and its transition to a fully-developed pharmaceutical company, with R&D, manufacturing, distribution, and sales functions. The project relates to the following areas: (i) The Company's internal systems (including information technology systems, such as financial systems, and non-information technology systems, such as telephones and facilities); and (ii) the readiness of the Company's vendors. As an emerging pharmaceutical company, customers are not expected to play a critical role in the Company's Y2K analysis. In addition, the Company's products under development will not require Y2K compliance.

Department managers in every business area participate in the project, under the leadership of a Y2K Project Manager. Sepracor began this project in 1996 so as to incorporate Y2K readiness into its business strategy, and to identify and replace non-compliant systems and procedures as part of its normal operating plan and budget.

Sepracor's goal is to be fully Y2K ready, in respect to both its own systems and those of its key vendors and strategic alliance partners, no later than June 1999.

To date, Sepracor has spent $145,000 to retrofit or replace computer-based systems, which were identified as lacking compliance. This included the migration of all of Sepracor's desktop computers to an operating status Sepracor considers to be Y2K certified, through software upgrades or full system replacements. Sepracor's key telecommunications systems were also upgraded and/or replaced. These costs have been minimal due to the fact that Y2K compliance has been a prerequisite to all new systems acquisitions and maintenance upgrades.

The Company estimates approximately $400,000 in additional direct costs to complete its Y2K certification efforts. This funding will be partially used to contract with an independent testing firm to perform a platform and system review of the Company's IT-based systems. At this time, the Company also plans to contract with an independent auditor to perform a full review of its compliance efforts, including contingency planning. This funding will also be used to address any system or process replacement requirements that may be identified as these reviews progress.

Areas that need further attention include vendor compliance certification, which is in progress at this time, and contingency planning. Completion of the vendor compliance certification is impacted by vendors' respective Y2K efforts. The Company expects to have initial vendor responses completed by March 1999, and will determine what follow-up is required at that time. The Company relies on third party suppliers and service providers. If these or other third parties experience Year 2000 failures or malfunctions, there could be an adverse impact on the Company's ability to conduct operations, including conducting continued pharmaceutical development efforts and manufacturing pharmaceutical products. The Company does not currently have Year 2000 related contingency plans because there are virtually no legacy systems at Sepracor and because very few potential issues have surfaced to date. A more formal contingency planning effort will be addressed in early 1999 if required.

Sepracor's focus for the coming months will be to determine the exact level of exposure with outside vendors/customers, and to complete independent verification of internal compliance efforts. Based on the activities described above, the Company does not believe that the Year 2000 problem will have a material adverse effect on the Company's business or results of operations.

Other Factors

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

The Company currently has very limited sales and marketing experience. If the Company is successful in developing and obtaining required FDA regulatory approval for its products under development, it expects to license certain products to large pharmaceutical companies and market and sell certain other products through its direct specialty sales forces or through other arrangements, including co-promotion arrangements. In anticipation of FDA approval of Xopenex(TM) the Company has established a direct sales force to market Xopenex(TM). Further, as the Company begins to enter into co-promotion arrangements or market and sell additional products directly, the Company will need to significantly expand its sales force. The ability of the Company to realize significant revenues from its direct marketing and sales activities is dependent on its ability to attract and retain qualified sales personnel in the pharmaceutical industry. There can be no assurance, however, that the Company will be able to attract and retain such qualified sales personnel, that it will successfully expand its marketing and direct sales force in the future on a timely basis, that the cost of establishing such marketing or sales force will not exceed any product revenues, that its sales and marketing efforts will be successful, or that the need to comply with FDA limits on drug product marketing, including limits on claims of comparative safety or efficacy, will not inhibit the effectiveness of such marketing. In addition, the Company will need to enter into co-promotion arrangements with third parties where its own direct sales force is neither well situated nor large enough to achieve maximum penetration in the market. There can be no assurance that the Company will be successful in entering into any such arrangements or that the terms of any such arrangements will be favorable to the Company.

Sepracor has filed patent applications covering compositions containing, and methods of using, single isomer or active-metabolite forms of various compounds for specific applications. The ability to commercialize successfully any ICEs will depend to a significant degree upon the ability to obtain and maintain use patents of sufficient scope to prevent third parties from developing similar or competitive products. Most of the ICEs for which Sepracor has obtained use patents or filed applications therefore are claimed by composition of matter or other patents or patent applications held by third parties. In each such case, unless subject to an existing license agreement, the ICEs may not be commercialized until the expiration of corresponding third party composition-of-matter or other patents. There can be no assurance that any pending patent applications relating to the products of Sepracor will result in patents being issued or that any such patents will afford protection against competitors with similar technology. There may be pending or issued third-party patents relating to the products of Sepracor and Sepracor may need to acquire licenses to, or to contest the validity of, any such patents. It is likely that significant funds would be required to defend any claim that Sepracor infringes a third-party patent, and any such claim could adversely affect sales of the challenged product of Sepracor until the claim is resolved. There can be no assurance that any license required under any such patent would be made available. Certain of the technology that may be used in the products of Sepracor is not covered by any patent or patent application. In the absence of patent protection, the business of Sepracor may be adversely affected by competitors who independently develop substantially equivalent technology.

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

The marketing and sale of pharmaceutical products developed by Sepracor or its development partners will require FDA approvals as well as similar approvals in foreign countries. To obtain such approvals, the safety and efficacy of such products must be demonstrated through clinical trials. There can be no assurance that the results of such clinical trials will be consistent with the results obtained in preclinical studies or that the results obtained in later phases of clinical trials will be consistent with those obtained in earlier phases. There also can be no assurance that any such products will be shown to be safe and efficacious or that regulatory approval for any such products will be obtained on a timely basis, if at all. The clinical trial and regulatory approval process can take a number of years and require the expenditure of substantial resources. With respect to certain of the Company's ICEs, the Company has been able to reduce the number and duration of required clinical trials for its ICEs by relying on preclinical and clinical toxicology data already on file with the FDA with respect to the parent drug. Although Sepracor has to date been successful in employing this strategy in connection with certain of its proposed products, there can be no assurance that the FDA will permit the Company to utilize this strategy in the future. Accordingly, the Company may be required to expend significant resources to complete such preclinical and clinical studies for its other ICEs, thereby significantly delaying regulatory approval. The failure of the Company to obtain regulatory approval on a timely basis and unanticipated significant expenditures on preclinical and clinical studies could adversely affect the financial condition of the Company. While in July 1998 the FDA issued to the Company a so-called "approvable" letter for Xopenex(TM), there can be no assurance that the FDA will approve Xopenex(TM) or, if such approval is granted, when it will be issued.

Sepracor's ability to commercialize certain drugs that it develops is likely to depend in significant part on its ability to enter into collaborative agreements with pharmaceutical companies to fund all or part of the costs to complete the development of such drugs and to manufacture and/or market such drugs. To date, the Company has entered into four such collaborative agreements. The Company has licensed its U.S. patent rights to Allegra(TM) (fexofenadine) to HMRI and is entitled to receive royalties on all U.S. sales of Allegra(TM) when the patent on the parent drug expires. The Company, however, is currently party to an interference involving Allegra(TM) which, if decided adversely to the Company, could result in the loss of all or substantially all of the royalties to which the Company is entitled under the license agreement on future sales of Allegra(TM). The Company has also licensed its worldwide patent rights in DCL to Schering-Plough, pursuant to which the Company is entitled to receive royalties from Schering-Plough upon the initial sale of the product. The Company has entered into two agreements with Janssen, one concerning joint development and co-promotion of norastemizole and the other, a license of worldwide patent rights for Norcisapride. In each of these collaborative arrangements, and to the extent the Company enters into additional collaborative arrangements, the Company is dependent upon the efforts of the collaboration partners and there can be no assurance that such efforts will be successful. If any collaborators were to breach or terminate their agreements with the Company or fail to perform their obligations thereunder in a timely manner, the development and commercialization of the products could be delayed or terminated. Any such delay or termination could have a material, adverse effect on the Company's financial condition and results of operations. Sepracor's failure or inability to perform certain of its obligations under a collaborative agreement could result in a reduction or loss of the benefits to which Sepracor is otherwise entitled under such agreements. There can be no assurance that Sepracor will be able to enter into any such agreements for ICEs in the future or that such collaborative agreements, if any, will be entered into on terms favorable to the Company.

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

The testing, manufacturing, marketing and sale of human health care products entails an inherent risk of product liability and there can be no assurance that product liability claims will not be asserted against Sepracor. Sepracor and its subsidiaries maintain limited product liability insurance coverage for both the clinical trials and commercialization of its products. There can be no assurance that this coverage is adequate to cover potential liability claims and may not be adequate as the Company develops additional products. As the Company receives regulatory approval for products under development, there can be no assurance that the Company will be able to obtain further product liability insurance on acceptable terms, if at all. The Company's business, financial condition, cash flows and results of operations could be materially adversely affected by the assertion of a product liability claim.

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

The Company has called for redemption all of its 7% Convertible Subordinated Debentures due December 1, 2002 (the "7% Debentures"). 7% Debentures in aggregate principal amount of $80,880,000 are currently outstanding. As an alternative to redemption, holders of the 7% Debentures have the option until 5:00 p.m. Eastern Standard Time on November 16, 1998 (the "Final Conversion Date"), of converting their 7% Debentures into Sepracor Common Stock, $.10 par value per share (the "Sepracor Common Stock"), at a conversion price of $19.68 per share. Each $1,000 principal amount of the Debentures will be convertible into 50.81 shares of Sepracor Common Stock. Cash will be paid in lieu of any fractional shares of Sepracor Common Stock upon conversion. Based on the last reported sale price of the Sepracor Common Stock on the Nasdaq National Market System on October 29, 1998, the 50.81 shares have a current market value of approximately $3,328.06, which substantially exceeds the redemption price. The Company expects that all or substantially all of the holders of the 7% Debentures will convert the 7% Debentures on or before the Final Conversion Date. If the 7% Debentures are not converted by the holders either because of a significant decline in the price of the Company's Common Stock or otherwise, the Company would be required to redeem the 7% Debentures. Redemption of all or substantially all of the 7% Debentures could have a material adverse effect on the Company's ability to finance its planned operations.

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

                                     PART II
                                OTHER INFORMATION

Item 1. Legal proceedings

In July 1997, the United States Patent and Trademark Office (the "PTO") informed Sepracor that it had declared an interference between Sepracor's previously issued method-of-use patent on fexofenadine to treat allergic rhinitis and another similar patent application of Sepracor, and HMRI method-of-use patent application on the anti-histaminic effects of fexofenadine on hepatically impaired patents. The primary objective of a patent interference, which can only be declared by the PTO, is to determine the first to invent any overlapping subject matter claimed by more than one party. In the course of an interference, the parties typically present evidence relating to their inventive activities as to the overlapping subject matter. The PTO then reviews the evidence to determine which party has the earliest legally sufficient inventive date, and, therefore, is entitled to a patent claiming the overlapping subject matter.

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

Items 2 - 5       None

Item 6. Exhibits and Reports on Form 8-K

Exhibit listed in the Exhibit Index which immediately precedes the exhibits attached thereto.

a) Exhibits:

         10.1 Material Contracts
         27.1 Financial Data Schedule
         27.2 Financial Data Schedule Restated

b) Reports on Form 8-K

         1. Form 8-K filed with the Securities and Exchange Commission on July 28, 1998

         2. Form 8-K filed with the Securities and Exchange Commission on November 5, 1998

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  SEPRACOR INC.

Date:            November 13, 1998             /s/ Timothy J. Barberich
                                               ------------------------

                                                  Timothy J. Barberich
                                                  President and Chief
                                                  Executive Officer
                                                  (Principal Executive Officer)

Date:            November 13, 1998             /s/ Robert F. Scumaci
                                               ---------------------

                                                  Robert F. Scumaci
                                                  Senior Vice President
                                                  of Finance and Administration
                                                  (Principal Financial and
                                                  Accounting Officer)