Form 10-K
period 1998-12-31
SEPRACOR INC /DE/
filed 1999-03-31
CIK 877357

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

For the fiscal year ended December 31, 1998

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

                          Common Stock, $.10 par value
                          ----------------------------
                                (Title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                      Yes   X              No
                          -----               -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ ]

The aggregate market value of voting Common Stock held by nonaffiliates of the registrant was approximately $4,061,988,000 based on the last reported sale price of the Common Stock on the Nasdaq consolidated transaction reporting system on March 15, 1999.

Number of shares outstanding of the registrant's class of Common Stock as of March 15, 1999: 32,739,935 shares.

DOCUMENTS INCORPORATED BY REFERENCE
1998 Annual Report to Stockholders - Part II
Proxy Statement for the 1999 Annual Meeting of Stockholders - Part III

                                     PART I

Item 1.  Business.

The Company

           Sepracor Inc. ("Sepracor" or the "Company") is a specialty pharmaceutical company focused on the cost-effective development of safer, purer and more effective drugs that are improved versions of widely-prescribed pharmaceutical compounds. Typically, these improved chemical entities ("ICEs") are patented, single-isomer or active-metabolite forms of the parent compound. The Company selects for development widely-sold parent drugs with potential for improved efficacy, side-effect profile, or both. The Company develops these drugs by leveraging its broad patent position, expertise in chiral chemistry and pharmacology, and experience in conducting clinical trials and seeking regulatory approvals for new drugs. Sepracor's drug development program has yielded an extensive portfolio of drug candidates intended to treat a broad range of indications. To date, certain of these candidates are being developed at lower cost and in less time than the new chemical entities ("NCEs") that characterize traditional drug development. In addition, the Company believes that the probability of U.S. Food and Drug Administration ("FDA") approval of its ICE(TM) drug candidates may be increased because the parent drugs have previously been approved.

Recent Corporate Collaborations

           The Company's strategy for commercializing its ICEs includes licensing and co-promotion collaborations with major pharmaceutical companies and direct marketing through one or more specialty sales forces.

           On December 7, 1998, Sepracor announced an exclusive license agreement with Eli Lilly and Company ("Lilly") relating to development and commercialization of (R)-fluoxetine, an isomer of fluoxetine, which is marketed as Prozac(R) by Lilly. (R)-fluoxetine is currently in Phase I clinical development in the U.S. Under the terms of the agreement, Lilly will have the worldwide, exclusive right to develop and market products containing
(R)-fluoxetine. Lilly will be responsible for all subsequent development, regulatory submissions, product manufacturing, marketing and sales relating to
(R)-fluoxetine. Upon the effective date of the agreement, Sepracor is entitled to receive a milestone payment and license fee totaling $20 million. Sepracor also may receive up to $70 million in milestone payments based on the progression of (R)-fluoxetine through development. In addition, Sepracor is entitled to royalties, if any, on worldwide sales of (R)-fluoxetine beginning upon first commercial sale. Effectiveness of the agreement is subject to the expiration or earlier termination of the notice and waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended ("HSR Act"). Under the HSR Act, Sepracor has received a request from the Federal Trade Commission for additional information in connection with the R-fluoxetine agreement. Sepracor plans to fully respond to the request and expects the agreement to become effective as soon as the Federal Trade Commission completes its review.

           In July 1998, Sepracor entered into a development and license agreement with Janssen Pharmaceutica, N.V., a wholly-owned subsidiary of Johnson & Johnson ("Janssen"), relating to (+)-norcisapride, an isomer of the active metabolite of cisapride, which is marketed by Janssen as Propulsid(R). Propulsid is indicated for the symptomatic treatment of patients with nocturnal heartburn due to gastroesophageal reflux disease. Under the terms of the agreement, Janssen will have worldwide exclusive rights to develop and market products containing norcisapride enantiomers. Sepracor is entitled to royalties, if any, on product sales beginning upon the first commercial sale and the royalty rate will escalate upon achievement of sales volume milestones. Under certain circumstances, Sepracor may co-promote the product in the pediatric market.

           In February 1998, Sepracor announced a collaboration and license agreement with Janssen relating to the development and marketing of norastemizole. Under the terms of the agreement, Sepracor and Janssen will jointly fund the development of norastemizole, and Janssen has an option to acquire certain rights regarding the product in the U.S. and abroad. Upon exercise of such option, Janssen and Sepracor will share equally the costs and profits associated with the further development, marketing and sale of norastemizole in the U.S. and Sepracor will have the right to co-promote the product in the U.S. Alternatively, in the event Sepracor decides not to co-promote the product, it is entitled to royalties, if any, on Janssen's sales of the product in the U.S. Outside of the U.S., Janssen has the right to develop and market norastemizole subject to the payment of royalties to Sepracor. In addition, Janssen has exclusive worldwide rights to sell over-the-counter forms of norastemizole subject to the payment of royalties to Sepracor. In each country in which Janssen does not exercise its option to complete the development of, and market and sell, norastemizole, Sepracor will have a license to all patent rights relating to norastemizole held by Janssen.

           In December 1997, Sepracor licensed to Schering-Plough Ltd. ("Schering-Plough") worldwide rights to develop and market desloratadine, an active-metabolite form of loratadine. Currently, Schering Corporation, a wholly owned subsidiary of Schering-Plough ("Schering Corporation"), markets loratadine as Claritin(R).

           In July 1997, the Company filed a new drug application ("NDA") with the FDA for the nebulized form of Xopenex(R), the Company's single-isomer form of albuterol, for the treatment of asthma. The Company's NDA filing was accepted by the FDA in September 1997 and the FDA issued to the Company an approvable letter for the NDA in July 1998. On March 25, 1999, the Company received marketing approval from the FDA for Xopenex. The Company intends to commence marketing Xopenex through its direct sales force in the second quarter of 1999.

Background

           Chiral Compounds

           Approximately 500 currently available drugs are chiral compounds. Chiral compounds frequently exist as mixtures of mirror-image molecules known as isomers. Although these isomers are identical in chemical composition, their three-dimensional structures differ and, as a result, often interact differently with cell receptors in a living organism. This interaction between the drug and the receptor may stimulate or inhibit a biological function of the receptor and thereby may initiate a therapeutic or toxic effect. In some cases, only one of the isomers is the desired active ingredient while the other isomer is inactive or may cause undesirable side effects. When a chiral compound contains equal amounts of both isomers, it is a racemic mixture. These two isomers are generally referred to as (S)-isomers (left) and (R)-isomers (right). Typically, in its product formulation process, Sepracor purifies racemic mixtures of two isomers into compounds containing only one isomer.

           Active Metabolites

           A metabolite is a compound resulting from metabolism of a drug by a living organism. Like the different isomers of a chiral drug, the activity of metabolites and the isomers of metabolites may vary from the activity of the parent compound depending upon their interaction with specific cell receptors. Occasionally, harmful drug interaction may occur when two or more drugs exist together in an organism. The metabolite of a drug may lessen or eliminate this harmful interaction. Sepracor and its licensees are developing certain compounds in active-metabolite form in an effort to improve the parent drug.

ICE Development Program

           Sepracor has licensed or is developing the following ICEs intended to treat a broad range of indications:

           Respiratory

           Sepracor is or has been involved in the development of active-metabolite versions of Schering Corporation's Claritin, Hoechst Marion Roussel, Inc.'s ("HMRI") Seldane(R) and Janssen's Hismanal(R). In addition, the Company has an issued patent covering the use of a single isomer form of cetirizine (Pfizer/UCB's Zyrtec(R)) to treat allergic rhinitis. All of these drugs are known as antihistamines because they block the action of histamine in the body.

           The market for asthma medications is dominated by the bronchodilator class of drugs. The leading short-acting bronchodilator is albuterol, introduced in 1969.

Several long-acting drugs such as formoterol and salmeterol have been introduced more recently. Sepracor is seeking to develop improved versions of both short-acting and long-acting bronchodilators.

           Norastemizole, an active metabolite of Hismanal. Hismanal is a non-sedating antihistamine marketed by Janssen. Hismanal carries a "black box" label warning of the potential for serious cardiac side effects and adverse drug-drug interactions. Hismanal must also be administered for up to a week before reaching full efficacy. Sepracor's preclinical studies suggest that norastemizole is potentially a safe and potent non-sedating antihistamine with rapid onset and long duration of action, making once-a-day dosing possible. The Company believes that this combination of properties, if substantiated in additional clinical trials, would be sufficient to give norastemizole an attractive profile against competing nonsedating antihistamines. Sepracor is continuing its clinical trial program with norastemizole. The Company has a method-of-use patent application and several other patent applications pending covering norastemizole. Sepracor and Janssen have entered into an agreement with respect to the joint development and co-promotion of norastemizole. Janssen has a composition of matter patent expiring in 1999 and a patent claiming anti-allergic use and pharmaceutical formulations expiring in 2006.

           Desloratadine, an active metabolite of Claritin. Claritin, a nonsedating antihistamine, is marketed by Schering Corporation. Sepracor's preclinical studies have shown that desloratadine may be more potent than other commercially available antihistamines. Sepracor's patent portfolio for desloratadine includes U.S. patents covering the use of desloratadine to treat allergic rhinitis and allergic asthma that expire in 2014 and U.S. patent applications pending covering pharmaceutical formulations and additional uses. In December 1997, Sepracor and Schering-Plough entered into a license agreement giving Schering-Plough exclusive worldwide rights to Sepracor's patents covering desloratadine. Schering-Plough has indicated it intends to develop and market desloratadine worldwide. Schering-Plough is currently conducting Phase III clinical trials with desloratadine for the treatment of allergic rhinitis and Phase II clinical trials for the treatment of urticaria (or hives).

           Fexofenadine, an active metabolite of Seldane. Seldane, marketed by HMRI, was the leading non-sedating antihistamine until the FDA mandated that Seldane carry a "black box" label warning of its potential cardiovascular side effects and adverse drug-drug interactions. In July 1993, Sepracor licensed to HMRI its U.S. patent rights covering fexofenadine. In October 1996, HMRI introduced Allegra(R) (fexofenadine) as an improved version of Seldane. In January 1998, HMRI announced its intention to withdraw Seldane from the market due to the availability of its Allegra product line. Under Sepracor's license to HMRI, Sepracor would be entitled to royalties upon the expected expiration in 2001 of the HMRI composition-of-matter patent covering fexofenadine. However, in July 1997, the U.S. Patent and Trademark Office (the "PTO") declared an interference between Sepracor and HMRI regarding a patent application and an issued U.S. patent of Sepracor for the use of fexofenadine for the treatment of allergic rhinitis, and a certain patent application of HMRI, which may result in the Company not receiving royalties from HMRI on sales of Allegra. See "Item 3. Legal Proceedings."

           Xopenex (Levalbuterol HC1), a single-isomer form of Ventolin(R) and Proventil(R). Albuterol is marketed by GlaxoWellcome plc ("GlaxoWellcome"), Schering-Plough and others. In July 1997, two years after initiating clinical trials, Sepracor submitted an NDA to the FDA for the nebulized form of Xopenex, Sepracor's levalbuterol HC1, a single isomer form of albuterol. The clinical portion of Sepracor's NDA is based on nine clinical studies conducted with over 500 patients. In the 362-patient, four-week pivotal study conducted by Sepracor, patients who received Xopenex were shown to have a greater improvement in lung function than those who received racemic albuterol. Xopenex taken chronically showed equivalent or greater changes in forced expiratory volume over one second
(FEV1), compared to the marketed dose of racemic albuterol. At doses demonstrating equivalent efficacy to albuterol, Xopenex demonstrated decreases in beta-mediated side effects. These include an increase in pulse rate, muscular tremor, a decrease in blood potassium levels, and an increase in blood glucose levels. In addition, the Phase III clinical trials suggested a more long-term effect on lung function of patients, as compared to albuterol, especially in those patients not receiving concomitant steroid therapy. In a controlled double-blind, single-dose study, efficacy and safety were also suggested for Xopenex over a wide range of doses in children ages three to 11 years old. The Company's NDA filing was accepted by the FDA in September 1997, and the FDA issued to the Company an approvable letter for the NDA in July 1998. On March 25, 1999, Sepracor received marketing approval from the FDA for Xopenex. The Company plans to introduce Xopenex in the U.S. market through its direct sales force.

           In addition to formulating a nebulizer solution, Sepracor is developing Xopenex for use in several delivery systems, including syrup, tablet, a dry-powder inhaler and metered-dose inhalers using both chlorofluorocarbon and hydrofluoroalkane based propellants. Sepracor has four issued U.S. patents for the use of Xopenex for the treatment of asthma, three of which expire in 2011 and one of which expires in 2013.

           (R,R)-formoterol, a single-isomer form of Foradil(R) and Atock(R). Foradil is marketed in Canada and Europe by Novartis and Atock is marketed in Japan by Yamanouchi Pharmaceuticals. Sepracor is developing (R,R)-formoterol as a bronchodilator intended to offer benefits over existing drugs, including rapid onset and long duration of action. If successfully developed, (R,R)-formoterol would compete against Foradil and Atock, and against GlaxoWellcome's Serevent(R). Sepracor's pre-clinical and clinical research indicate that (R,R)-formoterol has the potential to be the first once-a-day long acting bronchodilator. If successfully developed, the Company intends to market (R,R)-formoterol through its direct sales force. Sepracor has an issued U.S. patent covering the use of (R,R)-formoterol that expires in 2012.

           Urology/Gastroenterology

           (S)-oxybutynin, a single-isomer form of Ditropan(R). Ditropan is marketed by HMRI for the treatment of urinary incontinence. Ditropan is the leading pharmaceutical treatment for urinary incontinence in adults. Urinary incontinence affects approximately 10 million women and 3 million men in the U.S. Current treatment for urinary incontinence consists primarily of diapers, pads, disposable briefs, shields, guards, mechanical devices, and surgical intervention. Pharmaceutical products capture only about 5% of this market. Sepracor believes that drug therapy represents such a small segment of the incontinence treatment market largely because pharmaceutical treatments, including racemic oxybutynin, can cause undesirable anticholinergic side effects, such as dry mouth, nausea, restlessness, and heart palpitations. Sepracor has recently completed a 186 patient, double blind, placebo controlled Phase II trial. In this two week trial, Sepracor demonstrated that S-oxybutynin improved both urinary frequency (18% better than placebo) and urinary incontinence (30% better than placebo) while being well tolerated (15% incidence of moderate/severe dry mouth). The Company currently plans to initiate large scale dose ranging trials in 1999. Sepracor has two issued U.S. patents for
(S)-oxybutynin covering methods of treating urinary incontinence and pharmaceutical compositions that expire in 2015.

           (S)-doxazosin, a single-isomer form of Cardura(R). Cardura is marketed by Pfizer Inc. primarily to treat benign prostatic hyperplasia ("BPH"), or enlargement of the prostate, a condition that is estimated to affect a majority of males over the age of 55. A side effect of doxazosin is orthostatic hypotension, the lowering of blood pressure after standing that can cause severe dizziness or fainting. Sepracor's preclinical studies indicate that
(S)-doxazosin exhibits potential for a significant reduction in orthostatic hypotension and is more potent than the parent drug. Sepracor believes that an improved version could reduce the cost of treatment by reducing the number of required doctor visits. While further extensive studies and clinical work are needed to determine the efficacy and safety profile of this compound, Sepracor believes this compound may offer a pharmacoeconomic benefit as compared to the parent drug. Sepracor is preparing an investigational new drug application ("IND") in order to commence Phase I human clinical trials in 1999. Sepracor has an issued U.S. patent for the use of (S)-doxazosin to treat BPH that expires in 2013.

           Norcisapride, a metabolite of Propulsid. Propulsid is marketed by Janssen for treatment of gastroesophageal reflux disease ("GERD"). Propulsid carries a "black box" label warning of the potentional for serious cardiac arrhythmias when taken with certain other drugs. In preclinical studies, norcisapride has been found by Sepracor to have the potential to be not only useful for GERD, but a potent anti-emetic without the risk of cardiac arrhythmias. The Company has an issued U.S. patent for the use of (-)-norcisapride to treat GERD and emesis, which expires in 2015, as well as pending patent applications for other indications. The Company has an issued U.S. patent for the use of (+)-norcisapride to treat emesis, which expires in 2016, as well as pending patent applications for other indications. In July 1998, the Company exclusively licensed its norcisapride rights to Janssen, and is entitled to receive royalties on product sales beginning upon the first commercial sale. Under the agreement, royalties will escalate upon achievement of sales volume milestones.

           (S)-lansoprazole, a single-isomer form of Prevacid(R). Prevacid is marketed in the U.S. by TAP Pharmaceuticals. This protein pump inhibitor drug is used to treat diseases associated with excess gastric acid secretions. Based on preclinical studies, Sepracor believes that (S)-lansoprazole may offer more consistent dosing and efficacy, as compared to Prevacid. The Company has a patent application pending with respect to (S)-lansoprazole.

           (-)-pantoprazole, a single-isomer form of Pantozol(R). Pantozol is marketed by Byk-Gulden for the treatment of GERD. Sepracor's preclinical work suggests that (-)-pantoprazole has the potential for consistent plasma levels that may lead to improved safety and efficacy. The Company has a patent application pending with respect to (-)-pantoprazole.

           Psychiatry/Neurology

           (R)-fluoxetine, a single-isomer form of Prozac. Prozac, marketed by Lilly, cannot be easily co-administered with, or switched to, other psychoactive medications due to the slow elimination from the body (approximately 30 days) of both Prozac and an active metabolite of Prozac, and an adverse drug-drug interaction profile. Sepracor believes that the (R)-isomer alone is equally potent as an antidepressant, more rapidly cleared, and is metabolized to an inactive isomer, resulting in faster elimination from the body, similar to Paxil(R) and Zoloft(R), two competitors that have comparable therapeutic benefit with this more rapid metabolism. This benefit may also increase the suitability of Prozac for treatment of the elderly, as well as other patient groups that have difficulty metabolizing certain drugs. Sepracor has an issued U.S. patent for (R)-fluoxetine for the treatment of depression that expires in 2015. Sepracor filed a U.S. IND in October 1998 and is currently conducting single and multiple dose Phase I clinical trials with (R)-fluoxetine.

           On December 7, 1998, Sepracor announced a license agreement with Lilly relating to development and commercialization of (R)-fluoxetine. Under the terms of the agreement, Lilly shall have the worldwide exclusive right to develop and market products containing (R)-fluoxetine. Lilly will be responsible for all subsequent development work on (R)-fluoxetine, regulatory submissions, product manufacturing, marketing and sales.

Under the HSR Act, Sepracor has received a request from the Federal Trade Commission for additional information in connection with the R-fluoxetine agreement. Sepracor plans to fully respond to the request and expects the agreement to become effective as soon as the Federal Trade Commission completes its review. See "--Recent Corporate Collaborations."

           (S)-fluoxetine, the other single-isomer form of Prozac. Sepracor is also developing the (S)-isomer of fluoxetine, currently in Phase II clinical trials as a treatment to prevent migraine. Migraine affects approximately 23 million people in the U.S. Sumatriptan, marketed as Imitrex by GlaxoWellcome, is approved for acute but not prophylactic treatment of migraine and is the leading anti-migraine drug on the market. In Phase II trials, Sepracor demonstrated a statistically significant decrease in the frequency of migraine attacks for patients receiving (S)-fluoxetine. Sepracor has an issued U.S. patent for
(S)-fluoxetine for the prevention of migraine that expires in 2013.

           (S)-zopiclone(R), a single-isomer form of Imovane(R). Imovane is marketed by Rhone-Poulenc Rorer Inc. Imovane is a non-benzodiazepine, short-acting hypnotic/sedative approved for marketing in Europe for the treatment of sleep disorders. The Company's preclinical studies to date have demonstrated that (S)-zopiclone has the potential for a reduction in anticholinergic side effects, in particular, dry mouth, when compared to Imovane. The Company has an issued U.S. patent relating to the use of
(S)-zopiclone to treat sleep disorders and other indications which expires in 2015. Sepracor intends to submit an IND and initiate Phase I clinical trials with (S)-zopiclone in the first half of 1999.

           (R)-bupropion, a single-isomer form of Zyban(R). Zyban is marketed by GlaxoWellcome for smoking cessation. However, Zyban has been shown to induce seizures in certain patients, including those with no prior history of seizure disorder. The Company has initiated an exploratory program to determine whether
(R)-bupropion has the potential for an improved side-effect profile, including less incidence of seizures, dry mouth, shaking and insomnia. The Company has a patent application pending with respect to (R)-bupropion.

           (+)-desmethylsibutramine, a single-isomer metabolite form of Meridia(R). Meridia is marketed by Knoll Pharmaceutical Co., a division of BASF AG, for the treatment of obesity. The Company has initiated an exploratory program and its preclinical studies have suggested that (+)-desmethylsibutramine is a potent seritonin, norepinephrine and dopamine reuptake inhibitor. While further extensive studies and clinical work are needed, this triple mode of action may make (+)- desmethylsibutramine an antidepressant drug that offers potential benefit in the treatment of chronic pain syndromes, obesity, attention deficit disorders, anxiety and stress urinary incontinence. Sepracor intends to submit an IND and initiate Phase I clinical trials with (+)-desmethylsibutramine in 1999.

           (R)-ketoprofen, a single-isomer form of Orudis(R). Orudis is marketed by American Home Products for pain relief. Sepracor's preclinical studies have indicated that (R)-ketoprofen has the potential to be a potent analgesic and has the potential for reduced gastrointestinal side effects. The Company has an issued U.S. patent covering the use of (R)-ketoprofen as an analgesic agent, which expires in 2012.

           Other

           (+)-hydroxyitraconazole, a single-isomer metabolite form of Sporanox(R). Sporanox is marketed by Janssen for the treatment of yeast and fungal infections. Sepracor's preclinical studies suggest that (+)-hydroxyitraconazole has the potential to retain full antifungal activity but with reduced risk of drug-drug interactions and cardiac side effects. The Company has a patent application pending with respect to (+)- hydroxyitraconazole.

Other Indications

           The Company is also developing R-ondansetron, a single-isomer form of Zofran(R), marketed by GlaxoWellcome, for the treatment of emesis.

Drug Discovery

           The Company is broadening its development focus to include discovery and development of NCEs. The accessibility and widespread use of the new technologies of combinatorial chemistry and ultra high throughput screening provide an opportunity for Sepracor to participate in the area of NCE discovery. Sepracor's approach to the discovery of NCEs is identifying novel compounds which are of strategic interest to Sepracor, with in vitro and in vivo biological activity in the anti-infective, anti-inflammatory, pain and behavioral disease therapeutic areas.


Other Matters

           The Securities and Exchange Commission has notified the Company that it is conducting an informal inquiry with respect to the trading activity of Sepracor Common Stock in the period prior to the Company's announcement on December 7, 1998 of its agreement with Lilly for the license and development of
(R)-fluoxetine.

Subsidiaries

           In 1994, Sepracor established and independently financed BioSepra Inc. ("BioSepra") as a subsidiary, through an initial public offering of its common stock. The establishment of this and other subsidiaries has allowed Sepracor to concentrate on its core pharmaceutical business while allowing its subsidiaries to focus on the development and commercialization of the Company's bioprocessing technologies.

           BioSepra, a 64% subsidiary of the Company, develops, manufactures and sells chromatographic media for use by pharmaceutical companies in the purification and production of biopharmaceuticals. BioSepra's products enable pharmaceutical companies to reduce the time and cost required to develop and manufacture biopharmaceuticals. BioSepra's media products are currently used by pharmaceutical companies in the production of several commercial biopharmaceuticals, including interferons, insulin, human growth hormone, special enzymes and vaccines.

           On January 5, 1999, BioSepra announced the acquisition of a 51% interest in Biosphere Medical S.A. ("Biosphere") and completed the acquisition on February 25, 1999. The principle purpose for the acquisition was to gain access to product know-how and CE (the European equivalent to the FDA) approval of Biosphere's product Biospheres(TM), a spherical bead used in three medical applications within the European medical community. The Company believes that this technology has applicability for the treatment of uterine fibroids without intervention.

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

           Products. BioSepra has developed chromatographic media products to enable biopharmaceutical companies to increase the productivity of their purification processes. The media products are based on established technologies, including its developed HyperD(R) media, and new in-licensed technology.

           HyperD Media. In March 1993, BioSepra introduced its advanced HyperDiffusion Chromatography media, called HyperD media, which combines the high protein binding capacity of soft gels with the higher flow advantages of rigid porous materials. The soft gel provides a high number of protein binding sites, while the rigid porous materials (or shell) enables the media to resist compression even as solution is flowing at high speeds. The media is therefore able to achieve rapid flow rates while maintaining a high level of protein binding capacity. BioSepra believes that HyperD media can, in many applications, significantly increase productivity. BioSepra believes that the unique structure of BioSepra's HyperD chromatography media can enable companies to produce monoclonal antibody-based drugs faster and at higher purity and yield than they could using other products currently on the market. HyperD media is currently being used by several major pharmaceutical companies in production and/or development of biopharmaceuticals. BioSepra currently intends to reinforce its chromatography media product line with the development of products specifically designed for the purification of various classes of monoclonal antibodies.

           In 1997, BioSepra further developed its market position with respect to antibody purification by gaining access to several families of ligands. BioSepra entered into a long-term supply agreement for recombinant protein-A, a key ligand for antibody purification. BioSepra also obtained a worldwide exclusive license for chromotography to a family of peptide mimetics of protein-A and licensed hydrophobic charge induction technology for the purification of antibodies.

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

           Other Media Products. BioSepra offers a line of other chromatographic media products, most of which were introduced in the 1980s. These products, which were developed for use primarily in the blood fractionation industry still account for a significant but declining percentage of BioSepra's sales. BioSepra plans to continue to sell these media products for use in existing commercial scale processes that use these products, as well as new applications that do not require the high bioprocessing performance of HyperD.

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

           BioSepra expects that sales of its historical line of chromatography bioprocessing products will not increase in 1999 and that the future success of its business will depend on market acceptance of BioSepra's more recent products, such as HyperD, in the faster growing markets of the biopharmaceutical industry such as monoclonal antibodies. However, there can be no assurance that BioSepra's more recent products will be developed successfully or achieve market acceptance.

Affiliates

           HemaSure

           In 1994, Sepracor established and independently financed HemaSure Inc. ("HemaSure") as a subsidiary. Through two public offerings of HemaSure's common stock, HemaSure became a 33%-owned affiliate of the Company. HemaSure is applying its proprietary filtration technology to develop products to increase the safety of donated blood and to improve certain blood collection and transfusion procedures.

           On February 25, 1999, the Company entered into an agreement with HemaSure pursuant to which the Company invested $2,000,000 in HemaSure in exchange for 1,333,334 shares of HemaSure common stock and warrants to purchase 667,000 additional shares of HemaSure common stock. Therefore, Sepracor's ownership of HemaSure increased to 42% as of February 25, 1999.

           Versicor

           Versicor Inc. ("Versicor") was formed as a majority-owned subsidiary of the Company in May 1995 to develop novel drug candidates principally for the treatment of infectious diseases. In December 1997, Versicor announced the completion of a private equity financing for approximately $22,000,000. Following this financing, Sepracor retains an approximately 22% equity ownership in Versicor.

Research and Development

           Sepracor

           The Company's total research and development expenses were $63,062,000, $43,055,000 and $35,828,000 for 1998, 1997 and 1996, respectively.
Collaborative research and development revenues totaled $5,044,000, $58,000 and $25,000 in 1998, 1997 and 1996, respectively.

           BioSepra

           BioSepra's research and development group consists of 13 persons. BioSepra's research and development efforts are primarily dedicated to the development of chromatographic products to speed up and optimize process design and development and reduce production time and cost for biopharmaceutical drug development and manufacture with a specific focus on monoclonal antibodies and the genomics and gene therapy markets. During 1998, 1997 and 1996, BioSepra spent $2,399,000, $1,859,000 and $1,299,000, respectively, on research and development.

Marketing and Sales

           Sepracor

           The Company's marketing strategy includes arrangements with corporate marketing partners, outlicensing product rights in exchange for royalties and marketing through its direct sales force. The Company believes that corporate partnering arrangements allow the Company to market its ICEs more quickly and to use the partner's marketing expertise. The Company currently has collaborative agreements with Lilly, Schering-Plough, HMRI and Janssen. In each of these collaborative agreements, the Company is dependent upon the efforts of its collaboration partner and there is no assurance that such efforts will be successful.

           The Company has established a direct sales force consisting of representatives and technical specialists to market its single isomer form of albuterol, Xopenex, in anticipation of expected FDA approval and commercial introduction of such drug in 1999. The sales representatives will demonstrate the use of the Company's products while educating physicians as to the clinical benefits of the ICEs. The technical specialists will act as a resource to provide physicians with relevant information regarding the Company's products.

           As the Company begins to enter into co-promotion arrangements or market and sell additional products directly, the Company will need to significantly expand its direct sales force which will require substantial efforts and significant management and financial resources. The Company's business and future operating results will depend in significant part upon its ability to attract and retain skilled sales and marketing personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting or retaining such personnel. There can be no assurance that the Company will be able to build such a marketing staff or sales force, that establishing such a marketing staff or sales force will be cost-effective or that the Company's sales and marketing efforts will be successful.

           In 1998, Sepracor's sales were primarily made up of collaborative research and development fees and license fees. Sales to Janssen and Schering-Plough accounted for approximately 48% and 50%, respectively, of Sepracor's revenues in 1998.

           BioSepra

           In 1998, BioSepra marketed its products to the biopharmaceutical industrial market through direct sales efforts in the U.S. and some parts of Europe and through distributors in other countries. BioSepra markets and sells its products through field sales representatives and distributors, supported by application specialists, product managers, and technical support/application development personnel in BioSepra's research and development department. Pursuant to BioSepra's agreement with Beckman, Beckman distributes worldwide certain HyperD media products.

           In 1998, 1997 and 1996, 75%, 43% and 47%, respectively, of BioSepra's sales were outside the U.S. In 1998, 1997 and 1996, media and biochemicals accounted for 92%, 61% and 69%, respectively, of BioSepra's revenues. The increase in 1998 for media and biochemicals as a percentage of total revenues, resulted from the discontinuation of the instrument business at the end of 1997.

           In 1998, sales to two major biopharmaceutical companies accounted for approximately 22% and 11% of BioSepra's revenues, respectively. The loss of either or both of these customers could have a material adverse effect on the results of operations of BioSepra.

Manufacturing

           Sepracor

           The Company conducts the formulation of its drug compounds primarily at its laboratories in Marlborough, Massachusetts. The Company also currently owns and operates a current Good Manufacturing Practices ("cGMP") compliant 32,400 square foot fine chemical manufacturing facility in Windsor, Nova Scotia, which the Company believes has sufficient capacity to support the production of its drugs in quantities required for its clinical trials. As Sepracor's drugs become approved for sale, the Company will need to either manufacture such drugs itself or license the manufacturing and marketing rights to third parties. While the Company believes that it has the capability to scale up its manufacturing process to support the production in commercial quantities of certain of the drugs which it intends to market and sell directly, the production of a substantial portion of those drugs must be contracted out to third-party manufacturers. Prior to December 31, 2001, the Company is obligated to purchase from ChiRex Inc., a Delaware corporation ("ChiRex"), all of its pharmaceutical active ingredients (other than commercial quantities of its drugs which Sepracor is capable of producing at its Nova Scotia manufacturing plant) of those drugs which it intends to directly market and sell, subject to certain pricing, supply and quality control conditions.

           BioSepra

           BioSepra's facilities are located in Marlborough, Massachusetts and Villeneuve-la-Garenne and Louvres, France. In Massachusetts, BioSepra subleases approximately 15,000 square feet of space from Sepracor, and in France, BioSepra subleases approximately 28,500 square feet of space in Villeneuve-la-Garenne and 11,000 square feet of space in Louvres. Of the total, approximately 20,440 square feet are used for manufacturing operations.

Competition

           Sepracor

           Sepracor's principal competitors are generic drug companies that seek to market the racemic mixture of a compound following expiration of the innovator's composition-of-matter patent and also pharmaceutical companies which develop new patented therapies to treat the disease indications that Sepracor is targeting. The Company expects that these companies will seek to compete against Sepracor's differentiated products with lower pricing, which could adversely affect the prices charged by Sepracor. In addition, any ICE developed by the Company is likely to encounter competition from the original brand-name parent drug, potentially in a generic form, following expiration of the innovator's composition-of-matter patent. Many competitors and potential competitors have substantially greater resources, manufacturing and marketing capabilities, research and development staff and production facilities than Sepracor and its subsidiaries.

           In its ICE program, the Company expects to compete primarily by obtaining use patents on the single-isomer or active-metabolite forms of existing, widely-sold racemic drugs and by establishing, through preclinical and clinical tests, that such products in single-isomer or active-metabolite form offer benefits over the racemic compounds, such as reduced side effects, improved therapeutic efficacy, new indications or improved dosage forms. Any such patents obtained by Sepracor should exclude others from marketing the targeted single-isomer compound for the indications claimed in Sepracor's issued use patents.

           BioSepra

           BioSepra encounters intense competition in the sale of its current products and expects to encounter intense competition in the sale of its future products. BioSepra's principal competitors are Amersham-Pharmacia-BioTech, Bio-Rad and PerSeptive Biosystems, Inc. ("PerSeptive"), a subsidiary of Perkin-Elmer Corp. These competitors, as well as certain other companies selling or developing products for the bioseparations market, have financial, marketing and other resources greater than those of BioSepra. In addition, certain competitors have had long-term relationships with many of BioSepra's existing and potential customers. BioSepra competes primarily on the basis of product price and performance (speed resolution and capacity) and production capability.

           Sales of chromatographic media products typically involve long lead times and customers generally evaluate several different media products before committing to a volume purchase. Also, customers typically are reluctant to change the media used in a production process previously approved by the FDA because such a change may require additional FDA approval. There can be no assurance that BioSepra will be able to compete effectively against its existing or future competitors or that developments by others will not render BioSepra's products or technologies obsolete or noncompetitive.

Government Regulation

           Sepracor

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

           BioSepra

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

Patents and Proprietary Technology

           Sepracor

           Sepracor (including its affiliates and subsidiaries) has filed patent applications in the U.S. relating to the use of and compositions containing single isomer or active metabolite compounds, chiral synthesis and separations, membrane affinity separations and methods of protein purification. Sepracor has filed many patent applications in selected countries other than the U.S. In addition, the Company has licensed from third parties certain rights under various patents and patent applications.

           To the extent that Sepracor invents or discovers a new or useful improvement to an existing racemic mixture for a specific use and files a U.S. patent application for such use, a composition or method-of-use patent may be issued. The Company has been issued U.S. patents on the use of single-isomer or active-metabolite forms of drugs currently marketed as racemic mixtures. The Company is currently pursuing a policy of aggressively seeking patent protection for the use of single-isomer forms of certain existing drugs now sold as racemic mixtures.

           Many of the ICEs for which the Company has obtained method-of-use patents or filed patent applications may be subject to composition-of-matter or other patents held by third parties. For example, each of the following ICEs is claimed by third party U.S. patents as indicated:


                                              Third Party                           Expiration of
                                     Composition of Matter or Other                  Third Party
ICE                                           U.S. Patents                              Patent
-------------------------------------------------------------------------------------------------
(S)-doxazosin                      doxazosin and pharmaceutical                          2000
                                   formulations

fexofenadine                       fexofenadine                                          1999
\
                                   substantially pure fexofenadine                       2013

(R)-fluoxetine                     fluoxetine                                            2001

                                   methods of use                                        2003

(S)-lansoprazole                   lansoprazole                                          2009

                                   pharmaceutical formulations                           2008

                                   methods of use                                        2005

norcisapride                       norcisapride                                          2009

(+)-desmethylsibutramine           desmethylsibutramine and                              2002
                                   methods of treating depression

(+)-hydroxyitraconazole            hydroxyitraconazole                                   2005

(R)-ondansetron                    ondansetron                                           2005

                                   methods of use to treat emesis                        2006

(-)-pantoprazole                   pantoprazole and methods of use                       2005

(-)-cetirizine                     cetirizine                                            2007

The third party patents claiming fexofenadine may be subject to patent term extension. In addition, there are foreign equivalents to a number of the U.S. patents identified above, the scope and expiration of which vary from country to country. Even if a patent is issued to the Company for the use of a single-isomer or active-metabolite form of a racemic mixture which is currently claimed by one or more third party patents, products based on any such patent issued to the Company may not be sold until the expiration of all of such third party patents (unless a license is obtained to the corresponding third party patents or such third party patents expire or are determined to be invalid, unenforceable, or not infringed by a court of proper jurisdiction). In addition, there may be pending additional third party patent applications covering the Company's ICEs which, if issued, may preclude the sale of an ICE.

           BioSepra

Sepracor has entered into a Technology Transfer and License Agreement with BioSepra under which Sepracor has transferred to BioSepra rights to the technology developed by Sepracor relating to the separation of biological molecules (excluding the fields of chiral synthesis, chiral separations and the development, use and sale of chiral drugs and chiral drug intermediates and also excluding the field relating to HemaSure's business). BioSepra holds several patents and pending patent applications, including a U.S. composition-of-matter patent (and comparable foreign patent applications) on HyperD media. BioSepra's additional patents relate primarily to the composition of its other media products and certain biopharmaceutical production processes.

Employees

           At March 1, 1999, Sepracor and its wholly-owned subsidiaries employed 300 persons, of whom 126 were primarily engaged in research, development and engineering activities, 21 in manufacturing, and the remainder in marketing, sales, administration, finance and accounting; and BioSepra employed 50 persons.

Factors Affecting Future Operating Results

           The Company believes that this document contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties and are based on the beliefs and assumptions of management of the Company, based on information currently available to the Company's management. Use of words such as "believes," "expects," "anticipates," "intends," "plans," "estimates," "should," "likely" or similar expressions, indicate a forward looking statement. Forward-looking statements involve risks, uncertainties and assumptions. Certain of the information contained in this Annual Report on Form 10-K, including information with respect to the safety, efficacy and potential benefits of the Company's ICEs under development and the scope of patent protection with respect to these products and information with respect to the other plans and strategy for the Company's business and the business of the subsidiaries and certain affiliates of the Company, consists of forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include the following:

           Sepracor Has Operating Losses

           Sepracor has not been profitable since inception, and it is possible that it will not achieve profitability. Sepracor incurred net losses applicable to common shares on a consolidated basis of approximately $93.4 million for the year ended December 31, 1998 and $26.7 million for the year ended December 31, 1997. These net losses include dividends paid on Sepracor's Series B Preferred Stock totaling $150,000 for the year ended December 31, 1998 and $600,000 for the year ended December 31, 1997. Sepracor expects to continue to incur losses in future periods.

           Many of Sepracor's Products are in the Early Stage of Product Development and May Not Be Developed Successfully

           Sepracor is focused on the development of ICEs. Most of Sepracor's ICEs are still undergoing clinical trials or are at the early stages of development. Sepracor's drugs may not provide greater benefits or fewer side effects than the original versions of these drugs and its research efforts may not lead to the discovery of new drugs with improved characteristics. All of Sepracor's drugs under development will require significant additional research, development, preclinical and/or clinical testing, regulatory approval and a commitment of significant additional resources prior to their commercialization. Sepracor's potential products may not:

           o         be developed successfully;

           o         be proven safe and efficacious in clinical trials;

           o offer therapeutic or other improvements over comparable drugs;

           o         meet applicable regulatory standards;

           o be capable of being produced in commercial quantities at acceptable costs; or

           o         be successfully marketed.


           There Are Uncertainties Involved with Patents

           Sepracor's success depends in part on its ability to obtain and maintain patents, protect trade secrets and operate without infringing upon the proprietary rights of others. Sepracor has filed various patent applications covering the composition of, and the methods of using, single-isomer or active-metabolite forms of various compounds for specific applications.

           Sepracor may not be issued patents in respect of the patent applications already filed or that it may file in the future. Moreover, the patent position of companies in the pharmaceutical industry generally involves complex legal and factual questions, and recently has been the subject of much litigation. No consistent policy has emerged from the PTO or the courts regarding the breadth of claims allowed or the degree of protection afforded under patents and other proprietary rights. Therefore, any patents Sepracor has obtained, or obtains in the future, may be challenged, invalidated or circumvented.

           Sepracor's ability to commercialize successfully any ICE will largely depend upon its ability to obtain and maintain use patents of sufficient scope to prevent third parties from developing similar or competitive products. Third parties, typically drug companies, hold patents or patent applications covering the composition of matter for most of the ICEs for which Sepracor has use patents or patent applications. In each such case, unless Sepracor has or obtains a license agreement, Sepracor generally may not commercialize the ICE until the expiration of these third-party patents. Licenses may not be available to Sepracor on acceptable terms, if at all. In addition, it would be costly to contest the validity of a third-party patent or defend any claim that Sepracor infringes a third-party patent. Moreover, litigation involving third-party patents may not be resolved in Sepracor's favor.

           Developing new products and processes is expensive and time consuming. Therefore, it is important for Sepracor to obtain patent and trade secret protection for significant new technologies, products and processes. Protection of Sepracor's proprietary rights from unauthorized third-party use requires that the rights either be covered by valid and enforceable patents or be maintained in confidence as trade secrets. Some of the technology that Sepracor uses in its products is not covered by any patents or patent applications. In the absence of patent protection, competitors may adversely affect Sepracor's business by developing independently substantially equivalent technology. This independent development may circumvent any trade secret protection applicable to Sepracor's products.

           Sepracor is Involved In a Patent Interference

           In July 1997, the PTO informed Sepracor that it had declared an interference between Sepracor's use patent on fexofenadine to treat allergic rhinitis and another similar use patent application filed by it, and HMRI's use patent application on the anti-histaminic effects of fexofenadine on hepatically impaired patients. The primary objective of a patent interference, which only the PTO can declare, is to determine which party first invented the overlapping subject matter claimed by more than one party. In the course of an interference, the parties typically present evidence relating to their invention of the overlapping subject matter. The PTO then reviews the evidence and issues a patent in the overlapping subject matter to the party it believes has the earliest legally sufficient date of invention.

           The process to resolve an interference can take many years and the outcome of interferences varies considerably. If Sepracor loses the interference, HMRI will be issued a U.S. patent for the overlapping subject matter. Further, HMRI may not be obligated to pay the milestone or royalty payments called for in the existing agreement in which Sepracor licenses its U.S. patent rights covering fexofenadine to HMRI. If Sepracor prevails in the interference, it will retain all of its claims in Sepracor's issued patent. A favorable decision, however, does not ensure meaningful protection of Sepracor's proprietary rights.

           Sepracor is using arbitration to resolve the interference, and the arbitration proceeding is ongoing. The arbitrator may or may not render a decision during the first half of 1999. Once rendered, the arbitrator's decision must be submitted to the PTO for final approval.

           There is No Certainty that Sepracor will Obtain Government Approvals; The Approval Process is Costly and Lengthy

           The FDA and similar foreign agencies must approve the marketing and sale of pharmaceutical products developed by Sepracor or its development partners. The regulatory process to obtain marketing approval requires clinical trials of a product to establish its safety and efficacy. Problems that may arise during clinical trials include:

           o results of clinical trials may not be consistent with pre-clinical study results;

           o results from later phases of clinical trials may not be consistent with the results from earlier phases; and

           o         products may not be shown to be safe and efficacious.

           The clinical trial and regulatory approval process can take many years and require substantial expenditures. Sepracor may not obtain regulatory approval for products on a timely basis, if at all. With respect to certain of Sepracor's ICEs, Sepracor has been able to shorten the regulatory approval process by relying on the parent drug's preclinical and clinical toxicology data already on file with the FDA. However, it is possible that the FDA will not permit Sepracor to use this strategy in the future. Accordingly, Sepracor may be required to expend significant resources to complete preclinical and clinical studies for its other ICEs which would significantly delay the regulatory approval process.

           Sepracor's failure to obtain regulatory approval on a timely basis and any unanticipated significant expenditures on preclinical and clinical studies could adversely affect Sepracor's financial condition. Even if the FDA grants Sepracor regulatory approval of a product, such approval may be subject to limitations on the indicated uses for which the product may be marketed or contain requirements for costly post-marketing follow-up studies.

           If Sepracor fails to comply with applicable regulatory requirements, it may be subject to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecutions.

           Risks Due to Sepracor's Limited Sales and Marketing Experience

           Sepracor currently has very limited sales and marketing experience. If Sepracor successfully develops and obtains regulatory approval for the products it is currently developing, Sepracor expects to license some of them to large pharmaceutical companies and market and sell others through its direct specialty sales forces or through other arrangements, including co-promotion arrangements. Sepracor has established a direct sales force to market its single isomer form of albuterol, Xopenex, in anticipation of commercial introduction of this drug in 1999. Further, as Sepracor begins to enter into co-promotion arrangements or market and sell additional products directly, Sepracor will need to significantly expand its sales force. Sepracor expects to incur significant expense in expanding its direct sales force.

           Sepracor's ability to realize significant revenues from direct marketing and sales activities depends on its ability to attract and retain qualified sales personnel in the pharmaceutical industry. If Sepracor is unable to attract and retain qualified sales personnel, Sepracor will not be able to successfully expand its marketing and direct sales force on a timely or cost effective basis. Further, Sepracor's sales and marketing efforts may not be successful, and the need to comply with FDA limits on drug product marketing, including limits on claims of comparative safety or efficacy, may inhibit the effectiveness of such marketing. In addition, Sepracor will need to enter into co-promotion arrangements with third parties where its direct sales force is neither well situated nor large enough to achieve maximum penetration in the market. Sepracor may not be successful in entering into any such arrangements, and the terms of any such arrangements may not be favorable to it.

           Manufacturing Uncertainties

           Sepracor currently operates a manufacturing plant that is cGMP compliant and that it believes can produce commercial quantities of Xopenex and support the production of its other possible products in amounts needed for its clinical trials. Sepracor believes it has the capability, without additional expansion, to scale up its manufacturing processes and manufacture sufficient amounts of the products which may be approved for sale. However, Sepracor will not have the capability to manufacture in sufficient quantities all of the products which may be approved for sale. Accordingly, Sepracor may be required to spend money to expand its current manufacturing facility, build an additional manufacturing facility or contract the production of these drugs to third-party manufacturers.

           Sepracor currently has a supply contract with ChiRex that commits Sepracor to purchase through December 31, 2001 all of its annual requirements of those drugs that it will market directly through its specialty sales force, provided ChiRex meets certain pricing, supply and quality control conditions. Under this supply agreement, however, Sepracor retains the right to manufacture commercial quantities of its drugs in its Nova Scotia manufacturing plant.

           Sepracor may not successfully scale up its manufacturing processes or maintain cGMP compliance. Failure in either respect can lead to refusal by the FDA to approve marketing applications. Failure to maintain cGMP compliance may also be the basis for action by the FDA to withdraw approvals previously granted and for other regulatory action.

           Sepracor Will Be Exposed to Product Liability Claims and Maintain Product Liability Insurance

           Sepracor's business exposes it to the risk of product liability claims that are inherent in the testing, manufacturing, marketing and sale of human health care products. Sepracor maintains limited product liability insurance coverage for both the clinical trials and commercialization of its products. It is possible that Sepracor will not be able to obtain further product liability insurance on acceptable terms, if at all, and that insurance subsequently obtained will not provide adequate coverage against all potential claims. If Sepracor is unable to obtain insurance at acceptable cost or otherwise protect against potential product liability claims, Sepracor could be exposed to significant liabilities. These liabilities could prevent or interfere with Sepracor's product commercialization efforts.

           Sepracor Depends on Collaborative Partners

           Sepracor's ability to commercialize certain drugs that Sepracor develops is likely to depend significantly on its continued ability to enter into collaborative agreements with pharmaceutical companies to fund all or part of the costs to complete the development of such drugs and to manufacture and/or market such drugs. To date, Sepracor has entered into five such collaborative agreements. Sepracor has licensed to HMRI its U.S. patent rights to fexofenadine, which is marketed by HMRI as Allegra, and is entitled to receive royalties on all U.S. sales of Allegra when the patent on the parent drug expires. Sepracor, however, is currently party to an interference involving Allegra which, if decided against Sepracor, could result in the loss of all or substantially all of the royalties to which it is entitled under the license agreement on future sales of Allegra. See " -- Sepracor is Involved in a Patent Interference." Sepracor has also licensed its worldwide patent rights in desloratadine to Schering-Plough, pursuant to which it is entitled to receive royalties from Schering-Plough upon the initial sale of the product. Sepracor has entered into an agreement with Janssen with respect to the joint development and co-promotion of norastemizole. Sepracor has exclusively licensed its norcisapride rights to Janssen, and is entitled to receive royalties on product sales beginning upon the first commercial sale. These royalties will escalate upon achievement of sales volume milestones. Sepracor has exclusively licensed its R-fluoxetine rights to Lilly, and, in addition to initial license and development milestone payments, is entitled to receive royalties on product sales beginning upon the first commercial sale. This agreement will be effective on the next business day following the expiration or earlier termination of the notice and waiting period under the HSR Act. Under the HSR Act, Sepracor has received a request from the Federal Trade Commission for additional information in connection with the R-fluoxetine agreement. Sepracor plans to fully respond to the request and expects the agreement to become effective as soon as the Federal Trade Commission completes its review.

           In each of these collaborative arrangements and, to the extent that Sepracor enters into additional collaborative arrangements, Sepracor depends upon the efforts of its collaboration partners, and these efforts may not be successful. If any of Sepracor's collaboration partners were to breach or terminate their agreements with Sepracor or fail to perform their obligations to Sepracor in a timely manner, the development and commercialization of the products could be delayed or terminated. Any delay or termination of this type could have a material, adverse effect on Sepracor's financial condition and results of operation. Any failure or inability by Sepracor to perform certain of its obligations under a collaborative agreement could reduce or extinguish the benefits to which Sepracor is otherwise entitled under the agreement. Sepracor cannot be assured that it will be able to enter into collaborative agreements for ICEs in the future or that the terms of the collaborative agreements, if any, will be favorable to Sepracor.

           Sepracor is Highly Leveraged

           As of December 31, 1998, Sepracor's total long-term debt was approximately $492.1 million and its stockholders' equity was $4.4 million. Neither the 6 1/4% convertible subordinated debentures due 2005 nor the 7% convertible subordinated debentures due 2005 restrict Sepracor's ability or its subsidiaries' ability to incur additional indebtedness, including debt that ranks senior to the 6 1/4% debentures or the 7% debentures. Additional indebtedness of Sepracor may rank senior to or pari passu with the 6 1/4% debentures or the 7% debentures in certain circumstances. Sepracor's ability to satisfy its obligations will depend upon Sepracor's future performance, which is subject to many factors, including factors beyond its control. It is possible that Sepracor will be unable to meet its debt service requirements on the 6 1/4% debentures or the 7% debentures. Moreover, Sepracor may be unable to repay the 6 1/4% debentures or 7% debentures at maturity or otherwise in accordance with the debt instruments.

           Sepracor May Need Additional Funds

           Sepracor may require additional funds for its research and product development programs, operating expenses, the pursuit of regulatory approvals and the expansion of Sepracor's production, sales and marketing capabilities. Historically Sepracor has satisfied its funding needs through collaborative arrangements with corporate partners or equity or debt financings. Sepracor cannot be assured that these funding sources will be available to it when needed in the future, or, if available, will be on terms acceptable to Sepracor. Insufficient funds could require Sepracor to delay, scale back or eliminate certain of its research and product development programs or to license third parties to commercialize products or technologies that Sepracor would otherwise develop or commercialize itself. Sepracor's cash requirements may vary materially from those now planned because of factors including:

           o         increased research and development expenses;

           o         patent developments;

           o         relationships with collaborative partners;

           o         the FDA regulatory process; and

           o         Sepracor's capital requirements.

           Sepracor Faces Intense Competition

           Sepracor expects to encounter intense competition in the sale of its future products. Sepracor's competitors include pharmaceutical companies, biotechnology firms, universities and other research institutions. The fields in which Sepracor competes are subject to rapid and substantial technological change. Developments by others may render Sepracor's products or technologies obsolete or noncompetitive. Many of Sepracor's competitors and potential competitors have substantially greater resources, manufacturing and marketing capabilities, research and development staff and production facilities than Sepracor has.

           Fluctuation of Sepracor's Quarterly Operating Results

           Sepracor's quarterly operating results are likely to fluctuate significantly. These fluctuations will depend on factors which include:

           o the timing of collaborative agreements for Sepracor's pharmaceutical development candidates and development costs for those pharmaceuticals;

           o         the timing of product sales and market penetration;

           o the timing of operating expenses, including marketing expenses and the costs of expanding and maintaining a direct sales force;

           o the timing of significant orders for the products of BioSepra; and

           o the losses of HemaSure and Versicor, to the extent Sepracor is required to recognize these losses.

           Sepracor's Operating Results May Be Affected By The Future Operating Results of Its Subsidiaries And Affiliates

           Factors that may affect the future operating results of Sepracor include the ability of BioSepra to obtain additional financing, the dependence on BioSepra sales of HyperD media, which was introduced in 1993, and BioSepra's ability to sell its products to customers at the early stage of their product development cycles. Additional factors that may affect the future operating results of Sepracor include the ability of HemaSure to obtain additional financing and HemaSure's ability to develop commercially viable products.

           Because of the foregoing factors, past financial results should not be relied upon as an indication of future performance. Sepracor believes that period-to-period comparisons of its financial results are not necessarily meaningful and it expects that its results of operations may fluctuate from period to period in the future.

Year 2000 issue

           The year 2000 issue is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of Sepracor's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculation or system failures. In 1996, Sepracor began a comprehensive project, fully supported by senior management, to determine the risks and impacts of the Year 2000, or Y2K, computer problem on Sepracor's ability to operate into the next century. This plan took into account Sepracor's status as a pharmaceutical research and development company, and its transition to a fully-developed pharmaceutical company, with research and development, manufacturing, distribution and sales functions. The project relates to the following areas: (i) Sepracor's internal systems (including information technology systems, such as financial systems, and non-information technology systems, such as telephones and facilities); and (ii) the readiness of Sepracor's vendors. As an emerging pharmaceutical company, direct customers are not expected to play a critical role in Sepracor's Y2K analysis. In addition, Sepracor's products under development will not require Y2K compliance.

           Department managers in every business area participate in the project, under the leadership of a Y2K Project Manager. Sepracor began this project in 1996 so as to incorporate Y2K readiness into its business strategy, and to identify and replace non-compliant systems and procedures as part of its normal operating plan and budget.

           Sepracor's goal is to be fully Y2K ready, in respect to both its own systems and those of its key vendors and strategic alliance partners, no later than July 1999.

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

           Sepracor estimates approximately $400,000 in additional direct costs to complete its Y2K certification efforts. This funding will be used to contract with an independent testing firm to perform a platform and system review of Sepracor's IT-based systems. At this time, Sepracor also plans to contract with an independent auditor to perform a full review of its compliance efforts, including contingency planning. This funding will also be used to address any system or process replacement requirements that may be identified as these reviews progress.

           Areas that need further attention include vendor compliance certification, which is in progress at this time, and contingency planning. Completion of the vendor compliance certification is impacted by vendors' respective Y2K efforts. Sepracor expects to have initial vendor responses completed by April 1999, and will determine what follow-up is required at that time. Sepracor relies on third party suppliers and service providers. If these or other third parties experience Year 2000 failures or malfunctions, there could be an adverse impact on Sepracor's ability to conduct operations, including conducting continued pharmaceutical development efforts and manufacturing pharmaceutical products. Sepracor has minimal Year 2000 related contingency plans because there are virtually no legacy systems at Sepracor and because very few potential issues have surfaced to date. A review of these plans will be held once vendor certification is completed.

           Sepracor's focus for the coming months will be to determine the exact level of exposure with outside vendors/customers, and to complete independent verification of internal compliance efforts. Based on the activities described above, Sepracor does not believe that the Year 2000 problem will have a material adverse effect on Sepracor's business or results of operations.

Item 2. Properties.

           Sepracor's facilities, including those used by BioSepra, are located in Marlborough, Massachusetts, Windsor, Nova Scotia, Villeneuve-la-Garenne and Louvres, France. In Massachusetts, the Company leases a total of 101,292 square feet of space in two buildings. Approximately 5,000 square feet is devoted to manufacturing operations and the remainder to research and development and administration. The two leases currently in effect extend to June 2007 for 32,477 square feet and June 2007 for 68,815 square feet. In Villeneuve-la-Garenne, France, BioSepra leases approximately 28,500 square feet of space under a contract that can be terminated by either party upon 18 months' notice. BioSepra also leases 11,000 square feet of space in Louvres, France. In Nova Scotia, Sepracor's primary manufacturing location is a 32,400-square-foot fine chemical manufacturing facility located on a three-acre site in Windsor, Nova Scotia. The Company has an option to purchase additional abutting land which expires in July 1999. The facility was acquired by the Company in March 1994. Production at the Nova Scotia facility began in February 1995. See "Business -- Manufacturing" for information concerning facilities of BioSepra.

Item 3.  Legal Proceedings.

           In July 1997, the PTO informed Sepracor that it had declared an interference between Sepracor's previously issued method-of-use patent on fexofenadine to treat allergic rhinitis and another similar patent application of Sepracor, and HMRI's method-of-use patent application on the anti-histaminic effects of fexofenadine on hepatically impaired patents. The primary objective of a patent interference, which can only be declared by the PTO, is to determine the first to invent any overlapping subject matter claimed by more than one party. In the course of an interference, the parties typically present evidence relating to their inventive activities as to the overlapping subject matter. The PTO then reviews the evidence to determine which party has the earlier legally sufficient inventive date, and, therefore, is entitled to a patent claiming the overlapping subject matter.

           If Sepracor prevails in the interference, Sepracor will retain all of its claims in its issued patent. If, however, Sepracor loses the interference, HMRI will be issued a U.S. patent containing its allowable claims involved in the interference and may not be obligated to pay Sepracor milestone or royalty payments pursuant to the terms of the license agreement whereby Sepracor licensed its U.S. patent rights covering fexofenadine to HMRI in 1993.

           In May 1998, HMRI filed an action in Belgium alleging that Sepracor's European patent relating to fexofenadine is invalid in Belgium, or is not infringed by HMRI's sales of fexofenadine in Belgium and Germany. In September 1998, Sepracor commenced infringement proceedings in the United Kingdom against HMRI and related companies for infringement of Sepracor's European patent relating to fexofenadine.

           HemaSure is a defendant in two lawsuits brought by Pall Corporation ("Pall"). In complaints filed in February 1996 and November 1996, Pall alleged that HemaSure's manufacture, use and/or sale of the LeukoNet product infringes upon three patents held by Pall.

           On October 14, 1996 in connection with the first action concerning U.S. Patent No. 5,451,321 (the "321 patent") HemaSure filed for summary judgment of noninfringement. Pall filed a cross motion for summary judgment of infringement at the same time.

           In October 1997 the U.S. District Court for the Eastern District of New York granted in part Pall's summary judgment motion and held that LeukoNet product infringes a single claim from the 321 patent. HemaSure has terminated the manufacture, use, sale and offer for sale of the filter subject to the court's order. HemaSure appealed the October 1997 decision to the Court of Appeals for the Federal Circuit. Oral arguments were heard in February 1999. HemaSure now awaits a decision from the Federal Circuit. Remaining discovery relating to the damages phase of the first action has been completed.

           With respect to the second action concerning U.S. Patent No. 4,952,572 (the "572 patent"), HemaSure has answered the complaint stating that it does not infringe any claim of the asserted patents. Further, HemaSure has counterclaimed for declaratory judgment of invalidity, noninfringement and unenforceability of the '572 patent. Pall has amended its complaint to add Lydall, Inc. ("Lydall") whose subsidiary supplied filter media for the LeukoNet product, as a co-defendant. HemaSure has filed for summary judgment of non-infringement, and Pall has cross- filed for summary judgment of infringement at the same time. Lydall supported HemaSure's motion for summary judgment of non-infringement and has served a motion for summary judgment that the asserted claims of the '572 patent are invalid as a matter of law. Discovery has been completed in the action.

           HemaSure believes, based on advice of its patent counsel, that a properly informed court should conclude that the manufacture, use and/or sale by HemaSure or its customers of the LeukoNet product does not infringe any valid enforceable claim of the two asserted Pall patents. However, there can be no assurance that HemaSure will prevail in the pending litigations, and an adverse outcome in a patent infringement action would have a material adverse effect on HemaSure's financial condition and future business and operations.

Item 4. Submission of Matters to a Vote of Security Holders.

           No matters were submitted to a vote of security holders of the Company, through solicitation of proxies or otherwise, during the last quarter of the year ended December 31, 1998.


                      EXECUTIVE OFFICERS OF THE REGISTRANT

           The following table sets forth the names, ages and positions of the current executive officers of the Company as of December 31, 1998.



Name                             Age                       Position
----                             ---                       --------
Timothy J. Barberich             51       President, Chief Executive Officer and Director

David S. Barlow                  42       Executive Vice President; President,
                                          Pharmaceuticals

David P. Southwell               38       Executive Vice President; Chief Financial Officer
                                          and Secretary

Paul D. Rubin, M.D.              45       Executive Vice President, Drug Development and
                                          ICE Research

James R. Hauske, Ph.D.           45       Senior Vice President, Discovery

Robert F. Scumaci                39       Senior Vice President, Finance and
                                          Administration and Treasurer

Douglas Reedich, Ph.D.           41       Senior Vice President, Legal Affairs and Chief
                                          Patent Counsel

           Mr. Barberich, a founder of the Company, has been a director of the Company and its President and Chief Executive Officer since the Company's organization in 1984. Prior to founding the Company, Mr. Barberich served in a number of executive and managerial capacities at Millipore Corporation, which he joined in 1973. Most recently, prior to founding Sepracor, Mr. Barberich served as Vice President and General Manager of Millipore's Medical Products Division and as General Manager of Millipore's Laboratory Products Division. Mr. Barberich is Chairman of the Board of Directors of BioSepra and is a director of HemaSure and Versicor.

           Mr. Barlow has served as Executive Vice President and President, Pharmaceuticals since October 1995. From July 1993 to October 1995, Mr. Barlow held the position of Senior Vice President and General Manager of the Pharmaceutical Division of Sepracor. From 1991 to 1993, he was President of the Business Group, a management consulting firm. Previously, he was Vice President, Worldwide Marketing and Business Development of Armour Pharmaceutical Company, a subsidiary of Rhone-Poulenc, from 1988 to 1991. Prior to that time, he was associated with Pfizer and Ares-Serono, Inc. in various business planning and marketing positions. Mr. Barlow is a director of HemaSure.

           Mr. Southwell has served as Executive Vice President, Chief
Financial Officer of the Company since October 1995 and served as Senior Vice President and Chief Financial Officer of the Company from July 1994 to October 1995. From August 1988 until July 1994, Mr. Southwell was associated with Lehman Brothers Inc., a securities firm, in various positions with the investment banking division, most recently in the position of Vice President. Mr. Southwell is a director of BioSepra.

           Dr. Rubin has served as Executive Vice President, Drug Development and ICE Research of the Company since January 1999. He was Senior Vice President, Drug Development of the Company from April 1996 until January 1999. He was formerly Vice President and Worldwide Director of Clinical Pharmacology for Glaxo-Wellcome, a pharmaceutical company, from 1993 until 1996 and Vice President, Immunology and Metabolic Disease for Abbott Laboratories, a pharmaceutical company, from 1987 until 1993. Dr. Rubin was responsible for early clinical development of Glaxo-Wellcome's entire portfolio. While at Abbott Laboratories, Dr. Rubin was responsible for the development of the 5-lipoxygenase inhibitor, zileuton. Dr. Rubin is a director of Endorex Corp.

           Dr. Hauske has served as Senior Vice President, Discovery of the Company since October 1995. Prior to joining the Company, from June 1994 to October 1995 Dr. Hauske was employed by Arris Pharmaceuticals, a pharmaceutical company, as Director of Combinatorial Chemistry and Receptor Chemistry. Before joining Arris Pharmaceuticals, Dr. Hauske worked for Pfizer Central Research in Groton, Connecticut. While, at Pfizer, Dr. Hauske was a member of the project management team that discovered Pfizer's azamacrolide antibacterial Zithromax(R).

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

           Dr. Reedich has served as Senior Vice President, Legal Affairs and Chief Patent Counsel of the Company since January 1999 and has served as Chief Patent Counsel since June 1995. From October 1987 to June 1995, he was employed by 3M Company ("3M"), most recently as patent counsel for 3M's Pharmaceuticals Division. Prior to joining 3M, Dr. Reedich was employed as a chemist by Eli Lilly.


                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

           Incorporated by reference from the Company's 1998 Annual Report to Stockholders (the "1998 Annual Report") under the headings "Supplemental Stockholder Information -- Price Range of Common Stock" and "Supplemental Stockholder Information -- Dividend Policy."

           The Company did not sell any equity securities during the quarter ended December 31, 1998 that were not registered under the Securities Act of 1933, as amended.

Item 6. Selected Financial Data.

           Incorporated by reference from the 1998 Annual Report under the heading "Sepracor Inc. Selected Financial Data."

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

           Incorporated by reference from the 1998 Annual Report under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

           Incorporated by reference from the 1998 Annual Report under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 8. Financial Statements and Supplementary Data.

           The financial statements filed as part of this Annual Report on Form 10-K are incorporated by reference from the 1998 Annual Report under the headings

"Consolidated Financial Statements and Notes Thereto" and are listed under Item 14 below.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

           There have been no disagreements on accounting and financial disclosure matters.


                                    PART III

Items 10-13.

           The information required for Part III in this Annual Report on Form 10-K is incorporated by reference from the Company's definitive proxy statement for the Company's 1999 Annual Meeting of Stockholders. Such information will be contained in the sections of such proxy statement captioned "Stock Ownership of Certain Beneficial Owners and Management", "Proposal 1 -- Election of Directors", "Board and Committee Meetings", "Compensation for Directors", "Compensation of Executive Officers", "Certain Relationships and Related Transactions", "Employment Agreements" and "Section 16(a) Beneficial Ownership Reporting Compliance." Information regarding executive officers of the Company is also furnished in Part I of this Annual Report on Form 10-K under the heading "Executive Officers of the Registrant."


                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

           (a) The following documents are included or incorporated by reference from the 1998 Annual Report.

1. The following financial statements (and related notes) of the Company are incorporated by reference from the 1998 Annual Report:



                                                                                  Page*
                                                                                  -----
           Report of Independent Accountants                                      30*

           Consolidated Balance Sheets at December 31, 1998 and 1997              31*







           Consolidated Statements of Operations for the Years Ended
           December 31, 1998, 1997 and 1996                                       32*

           Consolidated Statements of Stockholders' Equity and Comprehensive
           Income for the Years Ended December 31, 1998, 1997 and 1996            33*

           Consolidated Statements of Cash Flows for the Years Ended
           December 31, 1998, 1997 and 1996                                       34*

           Notes to the Consolidated Financial Statements                         35*

           -----------
           * Refers to page number of the 1998 Annual Report. The financial statements (and related notes) are incorporated by reference from the 1998 Annual Report.

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

           (b) The following current reports on Form 8-K were filed by the Company during the last quarter of the year ended December 31, 1998.

           (1) Current Report on Form 8-K filed with the Securities and Exchange Commission (the "SEC") on November 5, 1998 relating to the call for redemption of the Company's 7% Convertible Subordinated Debentures due 2002.

           (2) Current Report on Form 8-K filed with the SEC on December 10, 1998, relating to the signing of a licensing agreement with Eli Lilly and Company.

           (3) Current Report on Form 8-K filed with the SEC on December 17, 1998, relating to the pricing of the Company's 7% Convertible Subordinated Debentures due 2005.

           The following trademarks are mentioned in this Annual Report on Form 10-K:

           Sepracor, ICE and Xopenex are trademarks of Sepracor. BioSepra, HyperD, HyperDiffusion and UpScale Process are trademarks of BioSepra. HemaSure and LeukoNet are trademarks of HemaSure. This Annual Report on Form 10-K also contains trademarks of other companies.

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


Date:  March 31, 1999


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



Signature                                             Title                                  Date
---------                                             -----                                  ----

/s/ Timothy J. Barberich                 President, Chief Executive Officer              March 31, 1999
--------------------------               and Director (Principal Executive
Timothy J. Barberich                     Officer)


/s/ David P. Southwell                   Executive Vice President and                    March 31, 1999
--------------------------               Chief Financial Officer
David P. Southwell                       (Principal Financial Officer)


/s/ Robert F. Scumaci                    Senior Vice President, Finance                  March 31, 1999
--------------------------               and Administration and
Robert F. Scumaci                        Treasurer
                                         (Principal Accounting Officer)


/s/ James G. Andress                     Director                                        March 31, 1999
--------------------------
James G. Andress


/s/ Digby W. Barrios                     Director                                        March 31, 1999
--------------------------
Digby W. Barrios



/s/ Robert J. Cresci                     Director                                        March 31, 1999
--------------------------
Robert J. Cresci


/s/ Robert F. Johnston                   Director                                        March 31, 1999
--------------------------
Robert F. Johnston


/s/ Keith Mansford                       Director                                        March 31, 1999
--------------------------
Keith Mansford


/s/ James F. Mrazek                      Director                                        March 31, 1999
--------------------------
James F. Mrazek


/s/ Alan A. Steigrod                     Director                                        March 31, 1999
--------------------------
Alan A. Steigrod


                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULES


To the Board of Directors of Sepracor Inc.

Our audits of the consolidated financial statements referred to in our report dated February 19, 1999, except as to the information in Note W for which the date is February 25, 1999 appearing on page 44 of the 1998 Annual Report to Stockholders of Sepracor Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, based upon our audits and the reports of other auditors, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
February 19, 1999, except as to the information in
Note W for which the date is February 25, 1999

                               ARTHUR ANDERSEN LLP

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE


To the Board of Directors and Shareholders of BioSepra Inc. and subsidiaries:

We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of BioSepra Inc. and subsidiaries and have issued our report thereon dated February 2, 1999. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14(a)2 herein is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein, in relation to the basic financial statements taken as a whole.



                                                 /s/ ARTHUR ANDERSEN LLP

Boston, Massachusetts
February 2, 1999

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS



                                       Balance at                       Charged to                       Balance at
                                       Beginning       Charged to         Other                            End of
                                       of Period        Expenses         Accounts     Deductions (1)       Period
                                       ---------       ----------       ----------    --------------     ----------
Year ended December 31, 1998
  Accounts Receivable Reserves         $369,010         $ 1,388           $--           $(264,438)       $105,960

Year ended December 31, 1997
  Accounts Receivable Reserves         $233,010         $150,000          $--           $ (14,000)       $369,010

Year ended December 31, 1996
  Accounts Receivable Reserves         $132,334         $172,000          $--           $ (71,324)       $233,010


(1) Collections and bad debt write-offs. Also includes $70,324 as a result of Sepracor merging its wholly owned subsidiary, SepraChem Inc., into ChiRex Inc. in 1996.

                                  Exhibit Index
                                  -------------


            Exhibit No.           Description                                                Page
            -----------           -----------                                                ----
                 3.1(7)  --       Restated Certificate of Incorporation of the
                                  Registrant, as amended.

                 3.2(1)  --       Amended and Restated By-Laws of the Registrant.

                 4.1(1)  --       Specimen Certificate for shares of Common
                                  Stock, $.10 par value, of the Registrant.

                 4.2(5)  --       Form of 6 1/4% Convertible Subordinated
                                  Debenture due 2005.

                 4.3(5)  --       Global 6 1/4% Convertible Subordinated Debenture
                                  payable to Cede & Co. due 2005.

                    4.4  --       Global 7% Convertible Subordinated Debenture
                                  payable to Cede & Co. due 2005.

                10.1(1)  --       Second Amended and Restated Registration
                                  Rights Agreement dated as of June 28, 1991, by
                                  and among the Registrant and the persons
                                  listed on Schedule I thereto.

                (*)10.2  --       The Registrant's 1991 Restated Stock Option Plan,
                                  as amended and restated.

                (*)10.3  --       The Registrant's 1991 Director Stock Option Plan,
                                  as amended and restated.

             (*)10.4(4)  --       The Registrant's 1996 Employee Stock Purchase
                                  Plan, as amended and restated.

             (*)10.5(5)  --       The Registrant's 1997 Stock Option Plan.

                (*)10.6  --       The Registrant's 1998 Employee Stock Purchase
                                  Plan.



            Exhibit No.           Description                                                Page
            -----------           -----------                                                ----
                10.7(3)  --       Lease as to Marlboro Industrial Park, dated
                                  December 12, 1995, between Valerie A. Colbert,
                                  Trustee of Second Marlboro Development Trust
                                  under Declaration of Trust dated September 15,
                                  1972, and the Registrant (the "Marlboro
                                  Lease").

                10.8(5)  --       First Amendment to Marlboro Lease, dated
                                  February 1, 1997, and Second Amendment to
                                  Marlboro Lease, dated July 1, 1997.

                   10.9  --       Stock Purchase Agreement dated June 1,
                                  1993, between the Registrant and Marion
                                  Merrill Dow.

                  10.10  --       Technology Transfer and License Agreement
                                  dated as of January 1, 1994, between the
                                  Registrant and BioSepra Inc.

                  10.11  --       Technology Transfer and License Agreement
                                  dated as of January 1, 1994, between the
                                  Registrant and HemaSure Inc.

                  10.12  --       Technology Transfer and License Agreement,
                                  effective January 1, 1995, between the
                                  Registrant and SepraChem Inc.

                  10.13  --       Series A Convertible Preferred Stock
                                  Purchase Agreement, dated September 30, 1994,
                                  by and among the Registrant and OFD Partners,
                                  L.P.

            (*)10.14(2)  --       Letter Agreement, dated September 30, 1993,
                                  between the Company and David S. Barlow.

            (*)10.15(2)  --       Letter Agreement, dated June 10, 1994, between
                                  the Registrant and David Southwell.

            (*)10.16(4)  --       Letter Agreement, dated February 23, 1996,
                                  between the Registrant and Paul D. Rubin.



            Exhibit No.           Description                                                Page
            -----------           -----------                                                ----

            (*)10.17(4)  --       Letter Agreement, dated February 23, 1995,
                                  between the Registrant and Robert F. Scumaci.

            (*)10.18(4)  --       Consulting Agreement between the Registrant and
                                  Mr. Steigrod, dated September 1, 1996.

            (*)10.19(5)  --       Consulting Agreement Amendment, dated as
                                  of January 1, 1997, between the Registrant and
                                  Alan A. Steigrod.

            (*)10.20(5)  --       Consulting Agreement between the Registrant and
                                  Digby W. Barrios, dated October 1, 1995.

               10.21(5)  --       Promissory Note from David Barlow to the
                                  Registrant, dated July 1, 1997 to December 31,
                                  1997, and Letter Extension from the Registrant
                                  dated December 18, 1997.

               10.22(5)  --       Promissory Note from Paul D. Rubin to the
                                  Registrant, dated January 22, 1998.

               10.23(2)  --       Series B Preferred Stock Purchase Agreement
                                  dated March 14, 1995, between the Registrant
                                  and Beckman Instruments, Inc.

               10.24(2)  --       Intellectual Property Security Agreement by
                                  and between Fleet Bank of Massachusetts, N.A.
                                  and the Registrant, dated December 28, 1994.

               10.25(4)  --       Confirmation of and Amendment to Intellectual
                                  Property Security Agreement between Fleet
                                  National Bank and the Registrant, dated February
                                  1997.

               10.26(4)  --       Deposit Pledge Agreement, dated December 31, 1996,
                                  between the Registrant and Fleet National Bank.



            Exhibit No.           Description                                                Page
            -----------           -----------                                                ----

               10.27(5)  --       Put Agreement, dated as of December 30, 1997,
                                  between the Registrant and Fleet National Bank.

               10.28(4)  --       Amended and Restated Revolving Credit and
                                  Security Agreement among Fleet National Bank,
                                  the Registrant and Sepracor Securities
                                  Corporation, dated December 31, 1996.

               10.29(4)  --       Amended and Restated Promissory Note, dated
                                  December 31, 1996, between the Registrant,
                                  Sepracor Securities Corporation and Fleet
                                  National Bank.

               10.30(4)  --       Guaranty Agreement, dated December 31,
                                  1996, between the Registrant and Fleet
                                  National Bank for BioSepra Inc.

              10.31(5)+  --       Agreement, dated as of December 5, 1997, by
                                  and between the Registrant and Schering-Plough
                                  Ltd.

              10.32(5)+  --       License Agreement, dated January 30, 1998,
                                  by and between the Registrant and Janssen
                                  Pharmaceutica N.V.

              10.33(6)+  --       Norcisapride Development and License
                                  Agreement, dated as of July 20, 1998, between
                                  Janssen Pharmaceutica N.V. and the Registrant.

                 10.34+  --       Exclusive License Agreement by and between Eli
                                  Lilly and Company and the Registrant

               10.35(5)  --       Indenture, dated as of February 10, 1998,
                                  between the Registrant and The Chase Manhattan
                                  Bank, as trustee, relating to the 6 1/4%
                                  Convertible Subordinated Debentures due 2005.



            Exhibit No.           Description                                                Page
            -----------           -----------                                                ----

               10.36(5)  --       Registration Rights Agreement, dated as of
                                  February 5, 1998, by and among the Registrant,
                                  Morgan Stanley & Co. Incorporated, Lehman
                                  Brothers Inc., Smith Barney Inc. and Vector
                                  Securities International, Inc.

                  10.37  --       Indenture, dated as of December 15, 1998,
                                  between the Registrant and The Chase Manhattan
                                  Bank, as trustee, relating to the 7%
                                  Convertible Subordinated Debentures due 2005

                  10.38  --       Registration Rights Agreement, dated as of
                                  December 10, 1998, by and among the Registrant,
                                  Morgan Stanley & Co. Incorporated and Salomon
                                  Smith Barney, Inc.

                     13  --       1998 Annual Report to Stockholders (which
                                  shall be deemed filed only with respect to
                                  those portions specifically incorporated by
                                  reference herein).

                     21  --       Subsidiaries of the Company.

                   23.1  --       Consent of PricewaterhouseCoopers LLP.

                   23.2  --       Consent of Arthur Andersen LLP.

                     27  --       Financial Data Schedule.

                     99  --       Report of Arthur Andersen LLP.

----------
(*) Management contract or compensatory plan or arrangement filed as an exhibit to this Form pursuant to Item 14(c) of Form 10-K.

(+)        Confidential treatment as to certain portions.

(1) Incorporated herein by reference from the Registrant's Registration Statement on Form S-1 (File No. 33-41653).

(2) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

(3) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

(4) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

(5) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

(6) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

(7) Incorporated by reference from the Registrant's Registration Statement on Form S-8, filed on July 6, 1998, relating to the 1991 Director Stock Option Plan.