Form 10-Q
period 1999-03-31
SEPRACOR INC /DE/
filed 1999-05-17
CIK 877357

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                                   (Mark One)

         /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly period ended: March 31, 1999

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              Exchange Act of 1934

             For the transition period from          to
                                           ---------   ---------


                         COMMISSION FILE NUMBER 0-19410
                                               ---------

                                  SEPRACOR INC.
                                  -------------
             (Exact Name of Registrant as Specified in its Charter)


                DELAWARE                              22-2536587
           -------------------------------------------------------
     (State or Other Jurisdiction of    (I.R.S. Employer Identification number)
     Organization or Incorporation)


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

COMMON STOCK, PAR VALUE $.10 PER SHARE, 32,811,144 SHARES OUTSTANDING AT MAY 11, 1999.

                                  SEPRACOR INC.

                                      INDEX

Part I - Financial Information

Item 1. Consolidated Condensed Financial Statements

         Consolidated Condensed Balance Sheets as of
         March 31, 1999 and December 31, 1998 (Unaudited)                        3

         Consolidated Statements of Operations for the Three
         Month Periods Ended March 31, 1999 and 1998
         (Unaudited)                                                             4

         Consolidated Statements of Cash Flows for the Three Month
         Periods Ended March 31, 1999 and 1998 (Unaudited)                       5

         Notes to Consolidated Interim Financial Statements                      6

Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                    11

Item 3. Quantitative and Qualitative Disclosure About Market Risk               21

Part II - Other Information                                                     21

Item 1. Legal Proceedings                                                       21

Item 6. Exhibits and Reports on Form 8-K                                        22

Signatures                                                                      23


                                 SEPRACOR INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)
                                 (in thousands)



                                                           March 31,   December 31,
                                                             1999          1998
                                                          ----------   ------------
                             ASSETS

Current Assets:
 Cash and cash equivalents                                $ 179,999    $ 295,323
 Marketable securities                                      282,488      204,274
 Accounts receivable, net                                     6,350        3,162
 Inventories                                                  6,208        3,572
 Other current assets                                         3,081        2,258
                                                          ----------   ------------
Total Current Assets                                        478,126      508,589

Property, plant and equipment, net                           18,433       17,882
Deferred financing costs, net                                14,419       15,119
Excess of investments over net assets acquired, net           4,798        4,896
Investment in affiliates                                      2,883        1,490
Other assets                                                  3,610        3,337
                                                          ----------   ------------
  Total Assets                                            $ 522,269    $ 551,313
                                                          ----------   ------------
                                                          ----------   ------------

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:

 Accounts payable                                         $   8,275    $  10,132
 Accrued expenses                                            32,735       31,915
 Notes payable and current portion
   of capital lease obligation and long-term debt             2,872        2,786
 Deferred revenue and other current liabilities               2,779        2,542
                                                          ----------   ------------
  Total Current Liabilities                                  46,661       47,375

Loan guarantee of affiliate                                   5,000        5,000
Long-term debt and capital lease obligation                   2,716        2,629
Convertible subordinated debentures                         489,475      489,475
                                                          ----------   ------------
  Total Liabilities                                         543,852      544,479
                                                          ----------   ------------
Minority interest                                             2,226        2,445

Stockholders' Equity (Deficit):
 Common stock                                                 3,279        3,266
 Additional paid-in capital                                 310,188      307,668
 Unearned compensation, net                                    (134)        (144)
 Accumulated deficit                                       (336,635)    (306,311)
 Accumulated other comprehensive income (loss)                 (507)         (90)
                                                          ----------   ------------
  Total Stockholders' Equity (Deficit)                      (23,809)       4,389
                                                          ----------   ------------
  Total Liabilities and Stockholders' Equity (Deficit)    $ 522,269    $ 551,313
                                                          ----------   ------------
                                                          ----------   ------------



                   The accompanying notes are an integral part
                    of the consolidated financial statements

                                  SEPRACOR INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE THREE MONTH PERIODS ENDED
                             MARCH 31, 1999 and 1998
                                  (Unaudited)
                    (In thousands, except per share amounts)



                                                                      Three month periods ended
                                                                       March 31,      March 31,
                                                                          1999         1998
                                                                          ----         ----
Revenues:

Product                                                                 $  2,576    $  1,890
Collaborative research and development                                     2,426       1,863
License fees                                                                  21       5,072
Royalties                                                                     59          54
                                                                        --------    --------
     Total Revenues                                                        5,082       8,879

Cost of revenues:
Product                                                                    1,162         964
License fees                                                                  --         400
Royalties                                                                     21          18
                                                                         -------    --------
     Total Cost of Revenues                                                1,183       1,382

Gross Margin                                                               3,899       7,497

     Operating Expenses:

Research and development                                                  18,744      13,367
Sales and marketing                                                        7,009       2,441
Administration                                                             3,850       1,965
Restructuring recoveries                                                      --        (351)
Patent costs                                                               1,016         464
                                                                        --------    --------
     Total Operating Expenses                                             30,619      17,886

Loss from operations                                                     (26,720)    (10,389)

     Other income (expense):

Interest income                                                            6,054       2,812
Interest expense                                                          (8,290)     (3,100)
Other income (expense)                                                       (21)       (109)
Equity in loss of investees                                               (1,684)       (887)

     Total Other Income (Expense)                                         (3,941)     (1,284)

Net loss before minority interests                                       (30,661)    (11,673)

Minority interest in subsidiary                                              337         (45)
                                                                        --------    --------
Net loss                                                                $(30,324)   $(11,718)
                                                                        --------    --------
                                                                        --------    --------
Dividends on preferred stock                                                  --        (150)
                                                                        --------    --------
Net loss applicable to
     common shares                                                      $(30,324)   $(11,868)
                                                                        --------    --------
                                                                        --------    --------
Basic and diluted net loss per common share                             $  (0.93)   $  (0.43)
                                                                        --------    --------
Shares used in computing basic and diluted net loss per common share:
Basic and diluted                                                         32,727      27,910
                                                                        --------    --------



                   The accompanying notes are an integral part
                    of the consolidated financial statements

                                  Sepracor Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 ( in thousands)



                                                                   Three month periods ended
                                                                    March 31,     March 31,
                                                                      1999          1998
                                                                    ----------   ----------
Cash flows from operating activities:
Net (loss)                                                          $ (30,324)   $ (11,718)
Adjustments to reconcile net loss to net cash
  used in operating activities:
Minority interests in subsidiaries                                       (337)          45
Depreciation and amortization                                           1,762        1,000
Provision for doubtful accounts                                           (44)         (13)
Equity in investee losses                                               1,684          887
Issuance of warrants                                                       --           30
Loss on disposal of property and equipment                                  4            1
Changes in operating assets and liabilities:
Accounts receivable                                                    (2,603)      (1,917)
Inventories                                                            (2,529)        (443)
Other current assets and liabilities                                     (376)      (1,174)
Accounts payable                                                       (2,138)        (987)
Accrued expenses                                                          374        4,324
Deferred revenue                                                          (38)         122
                                                                    ----------   ----------
Net cash (used in) operating activities:                              (34,565)      (9,843)
                                                                    ----------   ----------
Cash flows from investing activities:
Purchases of marketable securities                                   (135,213)     (82,490)
Sales of marketable securities                                         57,000       10,000
Additions to property and equipment                                    (1,616)        (926)
Proceeds from sale of equipment                                             2            3
Investment in affiliate                                                (2,000)          --
Acquisition of subsidiary, net of cash acquired                           289           --
Other assets                                                              (14)         (43)
                                                                    ----------   ----------
Net cash used in investing activities:                                (81,552)     (73,456)
                                                                    ----------   ----------
Cash flows from financing activities:
Proceeds from sale of convertible subordinated debentures                  --      189,475
Costs associated with sale of convertible subordinated debentures        (276)      (5,976)
Repurchase of series B redeemable exchangeable preferred stock             --       (6,850)
Net proceeds from issuances of common stock                             1,456          620
Repayments of long term debt and capital leases                          (288)        (124)
Borrowings under line of credit agreements                                  6        2,000
                                                                    ----------   ----------
Net cash provided by financing activities                                 898      179,145
                                                                    ----------   ----------
Effect of exchange rates on cash and cash equivalents                    (105)         (32)
                                                                    ----------   ----------
Net increase (decrease) in cash and cash equivalents                 (115,324)      95,814
Cash and cash equivalents at beginning of period                      295,323       82,579
                                                                    ----------   ----------
Cash and cash equivalents at end of period                          $ 179,999    $ 178,393
                                                                    ----------   ----------
                                                                    ----------   ----------



                   The accompanying notes are an integral part
                    of the consolidated financial statements

                                     ITEM 1.
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.  Basis of presentation:

The accompanying consolidated interim financial statements are unaudited and have been prepared on a basis substantially consistent with the audited financial statements. Certain information and footnote disclosures normally included in Sepracor's annual financial statements have been condensed or omitted. The year-end consolidated condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The consolidated interim financial statements, in the opinion of management, reflect all adjustments (including normal recurring accruals) necessary for a fair presentation of the results for the interim periods ended March 31, 1999 and 1998.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year. These consolidated interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1998, which are contained in Sepracor's Annual Report on Form 10-K for the year ended December 31, 1998, filed with the Securities and Exchange Commission.

The consolidated interim financial statements include the accounts of Sepracor Inc. ("Sepracor") and its majority and wholly-owned subsidiaries, including BioSepra Inc. ("BioSepra") and Sepracor Canada Limited.


2.  Inventories:

Inventories consist of the following:


                  March 31,   December 31,
                    1999         1998
                   ------       ------
Raw materials      $2,269       $  956
Work in progress    1,472          136
Finished goods      2,467        2,480
                   ------       ------
                   $6,208       $3,572
                   ------       ------
                   ------       ------


3.  Basic and diluted net (loss) per common share

Basic earnings (loss) per share ("EPS") excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is based upon the weighted average number of common shares outstanding during the period plus the additional weighted average common equivalent shares during the period. Common equivalent shares are not included in the per share calculations where the effect of their inclusion would be anti-dilutive. Common equivalent shares result from the assumed conversion of preferred stock and convertible debt and the assumed exercises of outstanding stock options, the proceeds of which are then assumed to have been used to repurchase outstanding stock options using the treasury stock method. For the three months ended March 31, 1999 and 1998, basic and diluted net loss per common share is computed based on the weighted-average number of common shares outstanding during the period, because the effect of common stock equivalents would be anti-dilutive.

Included in the three months ended March 31, 1999 and 1998 net loss applicable to common shares is $0 and $150,000, respectively, of dividends relating to Series B Redeemable Exchangeable Preferred Stock. Certain securities were not included in the computation of diluted earnings per share for the three months ended March 31, 1999 and 1998, because they would have an anti-dilutive effect due to net losses for such periods. These securities include: (i) options to purchase 5,440,479 shares of common stock with purchase prices of $1.50 to $118.25 per share for the three months ended March 31, 1999 and options to purchase 3,451,667 shares of common stock with purchase prices of $1.00 to $42.50 per share for the three months ended March 31, 1998; and (ii) 6,402,381 shares of common stock for issuance upon conversion of 7% subordinated convertible debentures due 2005 and 6 1/4% subordinated convertible debentures due 2005 for the three months ended March 31, 1999 and 8,109,735 shares of common stock for issuance upon conversion of 7% subordinated convertible debentures due 2002 and 6 1/4% subordinated convertible debentures due 2005 for the three months ended March 31, 1998.

4.  Comprehensive Income

Total comprehensive income is comprised of net income (loss) and net currency translation adjustments.


(in thousands)                      Three month periods ended
                                      March 31,    March 31,
                                       1999         1998
                                     ----------   ----------
Comprehensive income (loss):
 Net loss                            $(30,324)   $(11,718)
 Cumulative translation adjustment       (417)        (39)
                                     ----------   ----------
Total comprehensive income (loss)    $(30,741)   $(11,757)
                                     ----------   ----------
                                     ----------   ----------


5.  Business Segments

Sepracor primarily assesses performance and makes operating decisions based on Sepracor. Sepracor represents the primary pharmaceutical business, which excludes BioSepra and equity investments in HemaSure Inc. ("HemaSure") and Versicor Inc. ("Versicor"). Financial information by segment area is presented below with adjustments and eliminations, which are primarily made up of equity in investee losses and minority interests.


                                                          Eliminations/
Three Months Ended March 31, 1999     Sepracor  Biosepra   Adjustments    Total
---------------------------------     --------  --------   -----------    -----
Revenue from unaffiliated customers   $ 2,445   $2,637      $   --       $ 5,082
Equity in investee losses                  --       --       1,684         1,684
Net loss                               28,006      975       1,343        30,324


6.  Summarized financial information regarding affiliates

On February 25, 1999, Sepracor entered into an agreement with HemaSure pursuant to which Sepracor invested $2,000,000 in HemaSure in exchange for 1,333,334 shares of HemaSure common stock and for warrants to purchase 667,000 of additional shares of HemaSure common stock. Sepracor's ownership percentage of HemaSure is approximately 42%. Sepracor has recorded $1,226,000 as its share of HemaSure losses for the three month period ended March 31, 1999. At March 31, 1999, Sepracor's investment in HemaSure was $774,000.

Sepracor's ownership percentage of Versicor is approximately 22%. Sepracor has recorded $458,000 as its share of Versicor losses for the three month period ended March 31, 1999. At March 31, 1999, Sepracor's investment in Versicor was $2,109,000.

The following is the summarized income statement information for the Company's subsidiaries HemaSure and Versicor for the three month periods ended March 31, 1999 and 1998:


                               Three month periods ended
(in thousands)                    March 31,   March 31,
                                    1999        1998
                                  -------    --------
HemaSure:

Net sales                         $     4    $    25
Gross profit (loss)                  (330)      (632)
Loss from continuing operations    (2,543)    (3,467)
Net income (loss)                 $(2,918)   $(3,429)

Versicor:

Net sales                         $   100    $    --
Gross profit (loss)                   100         --
Loss from continuing operations    (2,061)    (4,034)
Net loss                          $(2,082)   $(4,034)


7.  Litigation

On February 12, 1999, the Federal Trade Commission ("FTC") issued a request for additional information or documentary materials relating to the Company's exclusive license agreement with Eli Lilly and Company ("the Lilly Agreement"). The purpose of the request was to investigate whether or not the Lilly Agreement constitutes a violation of Section 5 of the Federal Trade Commission Act and Section 7 of the Clayton Act. The Company is in the process of responding to the request. At the conclusion of its investigation, the FTC could institute proceedings seeking to modify the Lilly Agreement or to prevent it from becoming effective. While the Company believes that the Lilly Agreement does not constitute a violation of the above-mentioned laws, the Company is unable to predict the outcome of the proceeding.

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

If Sepracor prevails in the interference, Sepracor will retain all of its claims in its issued patent. If, however, Sepracor loses the interference, HMRI will be issued a U.S. patent containing its claims involved in the interference and may not be obligated to pay Sepracor milestone or royalty payments pursuant to the terms of the license agreement whereby Sepracor licensed its U.S. patent rights covering fexofenadine to HMRI in 1993. In May 1998, HMRI filed an action in Belgium alleging that Sepracor's European patent relating to fexofenadine is invalid in Belgium, or is not infringed by HMRI's sales of fexofenadine in Belgium and Germany. In September 1998, Sepracor commenced infringement proceedings in the United Kingdom against HMRI and related companies for infringement of Sepracor's European patent relating to fexofenadine. Sepracor and HMRI have agreed to resolve the interference by arbitration. The arbitrator has been selected and a decision, once rendered, must be submitted to the PTO for final approval. The proceedings are ongoing and the Company is unable to predict the timing of the arbitrator's decision or the outcome.

HemaSure is a defendant in two lawsuits brought by Pall Corporation ("Pall"). In complaints filed in February 1996 and November 1996, Pall alleged that HemaSure's manufacture, use and/or sale of the LeukoNet product infringes upon three patents held by Pall.

On October 14, 1996, in connection with the first action concerning U.S. Patent No. 5,451,321 (the "'321 Patent"), HemaSure filed a motion for summary judgment of noninfringement. Pall filed a cross motion for summary judgment of infringement at the same time.

In October 1997, the U.S. District Court of the Eastern District of New York granted in part Pall's summary judgment motion and held that the LeukoNet product infringes a single claim from the '321 Patent. HemaSure has terminated the manufacture, use, sale and offer for sale of the filter subject to the court's order. HemaSure appealed the October 1997 decision to the Court of Appeals for the Federal Circuit. Oral arguments were heard in February 1999. HemaSure now awaits a decision from the Federal Circuit. Remaining discovery relating to the damages phase of the first action has been completed.

With respect to the second action concerning U.S. Patent No. 4,952,572 (the "'572 Patent"), HemaSure has answered the complaint stating that it does not infringe any claim of the asserted patents. Further, HemaSure has counterclaimed for declaratory judgment of invalidity, noninfringement and unenforceability of the '572 Patent. Pall has amended its complaint to add Lydall, Inc. ("Lydall"), whose subsidiary supplied filter media for the LeukoNet product, as a co-defendant. HemaSure has filed for summary judgment of noninfringement, and Pall has cross-filed for summary judgment of infringement at the same time. Lydall supported HemaSure's motion for summary judgment of noninfringement, and has served a motion for summary judgment that the asserted claims of the '572 Patent are invalid as a matter of law. Discovery has been completed in the action.

On April 5, 1999, HemaSure and COBE BCT, Inc. filed a complaint for declaratory relief against Pall in the U.S. District Court of Colorado. HemaSure and COBE BCT, Inc. seek declaratory relief that Pall's U.S. patent No's. 4,925,572, 5,229,012, 5,344,561, 5,451,321, 5,501,795 and 5,863,436 are
invalid and not infringed by HemaSure's r\LS filter and methods of using the r\LS filter. No response has been filed.

On April 23, 1999, Pall filed a complaint against HemaSure and COBE BCT, Inc. in the Eastern District of New York alleging that HemaSure's r\LS filter infringes Pall's '572 patent, tortuously interfered and unfairly competed with Pall's business. HemaSure was served with the complaint on April 30, 1999.

HemaSure believes, based on advice of its patent counsel, that a properly informed court should conclude that the manufacture, use and/or sale by HemaSure or its customers of the LeukoNet product and the r\LS product did not infringe any valid enforceable claim of the two asserted Pall patents. HemaSure also believes, based on advice of its patent counsel, that a properly informed court should conclude that the manufacture, use and/or sale by the Company or its customers of the r\LS filter do not infringe any valid enforceable claims of the Pall patents. However, there can be no assurance that HemaSure will prevail in the pending litigation, and an adverse outcome in a patent infringement action would have a material adverse effect on HemaSure's financial condition and future business and operations.

8.  Subsequent Events

SEPRACOR

On May 14, 1999, Sepracor announced that Johnson & Johnson has elected not to exercise its option to co-promote norastemizole.

Under the terms of the agreement between Sepracor and Johnson & Johnson, Sepracor has worldwide rights to all Johnson & Johnson intellectual property covering norastemizole, including the right to reference data from the astemizole New Drug Application ("NDA"), for Sepracor's norastemizole NDA filing. In exchange, Johnson & Johnson will receive a royalty on Sepracor's product sales.

HEMASURE

On May 4, 1999, HemaSure announced it had completed a private placement financing with COBE Laboratories, Inc. ("COBE"), which is wholly-owned by Gambo AB, a leading international medical technology and healthcare company.
HemaSure has also amended and restated its distribution agreement with COBE.

COBE purchased 4.5 million shares of HemaSure common stock for an aggregate purchase price of $9.0 million. As a result of this investment, COBE owns
30.2 percent of HemaSure's outstanding common stock. The agreement also provides COBE with an option to purchase an additional $3 million of HemaSure common stock at any time between August 3, 1999 and May 3, 2000. Should COBE exercise its option, the number of shares to be issued will be based upon the average closing price of HemaSure's common stock for the thirty-day period prior to the exercise. As a result of the transaction Sepracor's ownership of HemaSure is reduced to 29%. Sepracor will recognize 29% of HemaSure's losses as equity in investee losses.

BIOSEPRA

On April 15, 1999, BioSepra entered into a definitive agreement to sell its biopharmaceutical drug purification and research consumable business to Life Technologies for $12 million in cash, subject to certain adjustments at closing. The closing is expected to occur within 60 days and is subject to the satisfaction of certain closing conditions.

                                     ITEM 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains, in addition to historical information, forward-looking statements, which involve risk and uncertainties. Sepracor's actual results could differ significantly from the results discussed in such forward-looking statements. See "Factors Affecting Future Operating Results" below.

OVERVIEW

The consolidated interim financial statements include the accounts of Sepracor Inc. ("Sepracor") and its majority and wholly-owned subsidiaries, including BioSepra Inc. ("BioSepra") and Sepracor Canada Limited.

On May 14, 1999, Sepracor announced that Johnson & Johnson elected not to exercise its option to co-promote norastemizole. Sepracor will continue to fund clinical development and marketing of the drug, which is currently in Phase III clinical trials.

Under the terms of the agreement between Sepracor and Johnson & Johnson, Sepracor has worldwide rights to all Johnson & Johnson intellectual property covering norastemizole, including the right to reference data from the astemizole New Drug Application ("NDA"), for Sepracor's norastemizole NDA filing. In exchange, Johnson & Johnson will receive a royalty on Sepracor's product sales.

On March 26, 1999, Sepracor announced it had received final approval from the U.S. Food and Drug Administration to market Xopenex(TM) (levalbuterol HC1) inhalation solution in two dosage strengths for use with a nebulizer for the treatment and prevention of bronchospasm. Xopenex is the therapeutically active (R)-isomer of racemic albuterol.

On February 25, 1999, Sepracor entered into an agreement with HemaSure Inc. ("HemaSure") pursuant to which Sepracor invested $2,000,000 in HemaSure in exchange for 1,333,334 shares of HemaSure common stock and for warrants to purchase 667,000 of additional shares of HemaSure common stock. Sepracor's ownership percentage of HemaSure was approximately 42%, thereby making HemaSure an affiliate and reportable under the equity method. Sepracor has recorded $1,226,000 as its share of HemaSure losses for the three month period ended March 31, 1999. At March 31, 1999, Sepracor's investment in HemaSure was $774,000.

On February 25, 1999, BioSepra acquired 51% of the outstanding common stock of BioSphere Medical, S.A. ("BioSphere"). BioSepra acquired the 51% ownership by granting an exclusive license pertaining to certain patents and technology and the transfer of certain other technology to Biosphere. BioSepra has the option to acquire the remaining 49% of the outstanding common stock of BioSphere through December 31, 2004. The results of operations for BioSphere are included in BioSepra's operations from the date of acquisition. The historical results of operations of BioSphere are not material to BioSepra's financial statements.

THREE MONTH PERIODS ENDED MARCH 31, 1999 AND 1998

License fees were $20,440 and $5,000,000 for the three months ended March 31, 1999 and 1998, respectively. The decrease in revenue is due primarily to the $5,000,000 one-time license payment, which Sepracor received under a license agreement with Schering-Plough Corporation in 1998.

Product revenues were $2,576,000 and $1,890,000 for the three months ended March 31, 1999 and 1998, respectively. The increase in revenue is primarily attributed to improved sales performance in Europe for BioSepra's chromatography business and the inclusion of the operations of BioSphere Medical S.A. in the results of BioSepra for the three month period ended March 31, 1999.

Collaborative research and development revenue was $2,426,000 and $1,863,000 for the three months ended March 31, 1999 and 1998, respectively. The increase is the result of additional research and development studies being conducted by Sepracor under the collaborative license agreement between Sepracor and Janssen Pharmaceutica N.V. ("Janssen"), dated January 30, 1998, for the development of norastemizole (the "Janssen Norastemizole Agreement").

Cost of product revenues, as a percentage of product revenues, were 45% and 51% for the three months ended March 31, 1999 and 1998, respectively. The decrease is primarily due to more favorable product mix by BioSepra.

Research and development expenses were $18,744,000 and $13,367,000 in the three months ended March 31, 1999 and 1998, respectively. The increase is primarily due to increased personnel costs related to the quality assurance, quality control and regulatory infrastructure development as well as increased costs related to several clinical studies being conducted.

Sales and marketing expenses were $7,009,000 and $2,441,000 for the three months ended March 31, 1999 and 1998, respectively. The increase is due primarily to costs related to the hiring and operation of a specialty sales force for Xopenex(TM) and the introduction of various marketing programs for the commercial launch of Xopenex(TM).

General and administrative expenses were $3,850,000 and $1,965,000 for the three months ended March 31, 1999 and 1998, respectively. The increase primarily consists of Sepracor's recognition of $368,000 of additional amortization of deferred financing costs as a result of the debenture offerings in February and December 1998, and an increase of $823,000 in BioSepra's legal and other professional fees incurred for the sale of the process media business and acquisition of BioSphere.

Legal expenses related to patents were $1,016,000 and $464,000 for the three months ended March 31, 1999 and 1998, respectively. The increase consists primarily of $552,000 of costs related to patent filings of Sepracor and in connection with the patent interference with HMRI. See "Legal proceedings".

Interest income, interest expense and other income (expense) was ($2,257,000) and ($397,000) in the three months ended March 31, 1999 and 1998, respectively. The increase in expense is primarily the result of increased interest expense related to the Company's 6 1/4% Convertible Subordinated Debentures due 2005 issued in February 1998 and the 7% Convertible Subordinated Debentures due 2005 issued in December 1998, offset by an increase in interest income due to an increase of the average daily cash balance available for investment.

Equity in loss of investees were $1,684,000 and $887,000 for the three months ended March 31, 1999 and 1998, respectively. In the three months ended March 31, 1999, the equity in investee loss consists of the Company's portion of HemaSure and Versicor Inc.("Versicor") losses. In the three months ended March 31, 1998, the equity in investee loss consists of Sepracor's portion of Versicor losses. The increase in loss is primarily due to Sepracor's recognition of HemaSure losses in 1999 partially offset by lower Versicor losses in the first quarter of 1999.

Minority interest in subsidiary resulted in a decrease to consolidated net loss of $382,000 for the three months ended March 31, 1999, compared to a increase in net loss of $45,000 for the same period in 1998. The fluctuation in minority interest is the result of BioSepra's fluctuation in earnings.

Liquidity and Capital Resources

Cash and cash equivalents plus marketable securities of Sepracor and its subsidiaries, including BioSepra, totaled $462,487,000 at March 31,1999, compared to $499,598,000 at December 31, 1998. Cash and cash equivalents plus marketable securities of Sepracor, excluding BioSepra, at March 31, 1999 were $461,071,000.

The net cash used in operating activities for the three months ended March 31, 1999 was $34,565,000. The net cash used in operating activities includes a net loss of $30,324,000 adjusted by non-cash charges of $3,068,000. Inventory balances at March 31, 1999 increased a total of $2,529,000 from the December 31, 1998 balances, primarily due to Sepracor's recording of $2,379,000 of Xopenex(TM) inventories. Accounts receivable increased by $2,603,000 primarily due to $2,378,000 of research and development revenue under the Janssen Norastemizole Agreement, and accounts payable decreased by $2,138,000 due to the timing of cash disbursements made.

The net cash used in investing activities for the three months ended March 31, 1999 was $81,552,000. Cash was invested primarily in net purchases of marketable securities of $78,213,000, in purchases of property and equipment of $1,616,000, and in an investment of $2,000,000 in HemaSure.

We anticipate our existing capital resources and available bank borrowings will be sufficient to finance our operations through at least the next three years.

In December 1998, Sepracor entered into a license agreement (the "Lilly
(R)-fluoxetine Agreement") with Eli Lilly and Company ("Lilly") under which Sepracor granted to Lilly exclusive worldwide rights to Sepracor's patents covering (R)-fluoxetine. (R)-fluoxetine is a new chemical entity patented by Sepracor, which is a modified form of an active ingredient found in Prozac(R), marketed by Lilly. Under the terms of the Lilly (R)-fluoxetine Agreement, and subject to clearance under the Hart Scott Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act"), Sepracor will receive an initial milestone payment and license fee of $20,000,000 and up to $70,000,000 in additional milestone payments, based on the progression of (R)-fluoxetine through development. In addition, Sepracor will receive royalties on (R)-fluoxetine worldwide sales, if any, beginning upon first commercial sale. Under the HSR Act, Sepracor has received a request from the Federal Trade Commission for additional information in connection with the Lilly (R)-fluoxetine Agreement. Sepracor plans to fully respond to the request and expects the Lilly
(R)-fluoxetine Agreement to become effective as soon as the Federal Trade Commission completes its review.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement establishes accounting and reporting standards for derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The statement requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value, gains or losses, depends on the intended use of the derivative and its resulting designation. The statement is effective for fiscal years beginning after June 15, 1999. The Company will adopt SFAS 133 by January 1, 2000. The Company expects no impact from SFAS 133 as it currently has no derivatives.

FACTORS AFFECTING FUTURE OPERATING RESULTS

Certain of the information contained in this Quarterly Report on Form 10-Q, including information with respect to the safety, efficacy and potential benefits of Sepracor's ICEs (Improved Chemical Entities) under development and the scope of patent protection with respect to these products and information with respect to the other plans and strategy for Sepracor's business and the business of the subsidiaries and certain affiliates of Sepracor, consists of forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include the following:

Sepracor Has Operating Losses: Sepracor has not been profitable since inception, and it is possible that it will not achieve profitability. Sepracor incurred net losses applicable to common shares on a consolidated basis of approximately $93,433,000 for the year ended December 31, 1998 and $30,324,000 for the three month period ended March 31, 1999. Sepracor expects to continue to incur losses in future periods.

Many of Sepracor's Products are in the Early Stage of Product Development and May Not Be Developed Successfully: Sepracor is focused on the development of ICEs. Most of Sepracor's ICEs are still undergoing clinical trials or are at the early stages of development. Sepracor's drugs may not provide greater benefits or fewer side effects than the original versions of these drugs and its research efforts may not lead to the discovery of new drugs with improved characteristics. All of Sepracor's drugs under development will require significant additional research, development, preclinical and/or clinical testing, regulatory approval and a commitment of significant additional resources prior to their commercialization. Sepracor's potential products may not:

    o    be developed successfully;

    o    be proven safe and efficacious in clinical trials;

    o    offer therapeutic or other improvements over comparable drugs;

    o    meet applicable regulatory standards;

    o be capable of being produced in commercial quantities at acceptable costs; or

    o    be successfully marketed.

There Are Uncertainties Involved with Patents: Sepracor's success depends in part on its ability to obtain and maintain patents, protect trade secrets and operate without infringing upon the proprietary rights of others. Sepracor has filed various patent applications covering the composition of, and the methods of using, single-isomer or active-metabolite forms of various compounds for specific applications.

Sepracor may not be issued patents in respect of the patent applications already filed or that it may file in the future. Moreover, the patent position of companies in the pharmaceutical industry generally involves complex legal and factual questions, and recently has been the subject of much litigation. No consistent policy has emerged from the U.S. Patent and Trademark Office, or the PTO or the courts regarding the breadth of claims allowed or the degree of protection afforded under patents and other proprietary rights. Therefore, any patents Sepracor has obtained, or obtains in the future, may be challenged, invalidated or circumvented.

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

Sepracor is Involved In a Patent Interference: In July 1997, the PTO informed Sepracor that it had declared an interference between Sepracor's use patent on fexofenadine to treat allergic rhinitis and another similar use patent application filed by it, and HMRI's use patent application on the anti-histaminic effects of fexofenadine on hepatically impaired patients. The primary objective of a patent interference, which only the PTO can declare, is to determine which party first invented the overlapping subject matter claimed by more than one party. In the course of an interference, the parties typically present evidence relating to their invention of the overlapping subject matter. The PTO then reviews the evidence and issues a patent in the overlapping subject matter to the party it believes has the earliest legally sufficient date of invention.

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

There is No Certainty that Sepracor will Obtain Government Approvals; The Approval Process is Costly and Lengthy: The U.S. Food and Drug Administration, or the FDA, and similar foreign agencies must approve the marketing and sale of pharmaceutical products developed by Sepracor or its development partners. The regulatory process to obtain marketing approval requires clinical trials of a product to establish its safety and efficacy. Problems that may arise during clinical trials include:

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

Risks Due to Sepracor's Limited Sales and Marketing Experience: Sepracor currently has very limited sales and marketing experience. If Sepracor successfully develops and obtains regulatory approval for the products it is currently developing, Sepracor expects to license some of them to large pharmaceutical companies and market and sell others through its direct specialty sales forces or through other arrangements, including co-promotion arrangements. Sepracor has established a direct sales force to market its single isomer form of albuterol, Xopenex. Further, as Sepracor begins to enter into co-promotion arrangements or market and sell additional products directly, Sepracor will need to significantly expand its sales force. Sepracor expects to incur significant expense in expanding its direct sales force.

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

Manufacturing Uncertainties: Sepracor currently operates a manufacturing plant that is cGMP compliant and that it believes can produce commercial quantities of Xopenex and support the production of its other possible products in amounts needed for its clinical trials. Sepracor believes it has the capability, without additional expansion, to scale up its manufacturing processes and manufacture sufficient amounts of the products, which may be approved for sale. However, Sepracor will not have the capability to manufacture in sufficient quantities all of the products which may be approved for sale. Accordingly, Sepracor may be required to spend money to expand its current manufacturing facility, build an additional manufacturing facility or contract the production of these drugs to third-party manufacturers.

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

Sepracor Will Be Exposed to Product Liability Claims and Maintain Product Liability Insurance: Sepracor's business exposes it to the risk of product liability claims that are inherent in the testing, manufacturing, marketing and sale of human health care products. Sepracor maintains limited product liability insurance coverage for both the clinical trials and commercialization of its products. It is possible that Sepracor will not be able to obtain further product liability insurance on acceptable terms, if at all, and that insurance subsequently obtained will not provide adequate coverage against all potential claims. If Sepracor is unable to obtain insurance at acceptable cost or otherwise protect against potential product liability claims, Sepracor could be exposed to significant liabilities. These liabilities could prevent or interfere with Sepracor's product commercialization efforts.

Sepracor Depends on Collaborative Partners: Sepracor's ability to commercialize certain drugs that Sepracor develops is likely to depend significantly on its continued ability to enter into collaborative agreements with pharmaceutical companies to fund all or part of the costs to complete the development of such drugs and to manufacture and/or market such drugs. To date, Sepracor has entered into five such collaborative agreements. Sepracor has licensed to HMRI its U.S. patent rights to fexofenadine, which is marketed by HMRI as Allegra(R), and is entitled to receive royalties on all U.S. sales of Allegra when the patent on the parent drug expires. Sepracor, however, is currently party to an interference involving Allegra which, if decided against Sepracor, could result in the loss of all or substantially all of the royalties to which it is entitled under the license agreement on future sales of Allegra. See " - Sepracor is Involved in a Patent Interference." Sepracor has also licensed its worldwide patent rights in desloratadine to Schering-Plough, pursuant to which it is entitled to receive royalties from Schering-Plough upon the initial sale of the product. Sepracor has entered into an agreement with Janssen with respect to the joint development and co-promotion of norastemizole. Sepracor has exclusively licensed its norcisapride rights to Janssen, and is entitled to receive royalties on product sales beginning upon the first commercial sale. These royalties will escalate upon achievement of sales volume milestones. Sepracor has exclusively licensed its (R)-fluoxetine rights to Lilly, and, in addition to initial license and development milestone payments, is entitled to receive royalties on product sales beginning upon the first commercial sale. This agreement will be effective on the next business day following the expiration or earlier termination of the notice and waiting period under the HSR Act. Under the HSR Act, Sepracor has received a request from the Federal Trade Commission for additional information in connection with the Lilly (R)-fluoxetine Agreement and plans to fully respond to the request.

In each of these collaborative arrangements and, to the extent that Sepracor enters into additional collaborative arrangements, Sepracor depends upon the efforts of its collaboration partners, and these efforts may not be successful. If any of Sepracor's collaboration partners were to breach or terminate their agreements with Sepracor or fail to perform their obligations to Sepracor in a timely manner, the development and commercialization of the products could be delayed or terminated. Any delay or termination of this type could have a material, adverse effect on Sepracor's financial condition and results of operations. Any failure or inability by Sepracor to perform certain of its obligations under a collaborative agreement could reduce or extinguish the benefits to which Sepracor is otherwise entitled under the agreement. Sepracor may not be able to enter into collaborative agreements for ICEs in the future and the terms of the collaborative agreements, if any, may not be favorable to Sepracor.

Sepracor is Highly Leveraged: As of March 31, 1999, Sepracor's total long-term debt was approximately $492,200,000 and its stockholders' deficit was approximately $23,809,000. Neither the 6-1/4% convertible subordinated debentures due 2005 nor the 7% convertible subordinated debentures due 2005 restrict Sepracor's ability or its subsidiaries' ability to incur additional indebtedness, including debt that ranks senior to the 6-1/4% debentures or the 7% debentures. Additional indebtedness of Sepracor may rank senior to or pari passu with the 6-1/4% debentures or the 7% debentures in certain circumstances. Sepracor's ability to satisfy its obligations will depend upon Sepracor's future performance, which is subject to many factors, including factors beyond its control. It is possible that Sepracor will be unable to meet its debt service requirements on the 6-1/4% debentures or the 7% debentures. Moreover, Sepracor may be unable to repay the 6-1/4% debentures or 7% debentures at maturity or otherwise in accordance with the debt instruments.

Sepracor May Need Additional Funds: Sepracor may require additional funds for its research and product development programs, operating expenses, the pursuit of regulatory approvals and the expansion of Sepracor's production, sales and marketing capabilities. Historically Sepracor has satisfied its funding needs through collaborative arrangements with corporate partners or equity or debt financings. Sepracor cannot assure you that these funding sources will be available to it when needed in the future, or, if available, will be on terms acceptable to Sepracor. Insufficient funds could require Sepracor to delay, scale back or eliminate certain of its research and product development programs or to license third parties to commercialize products or technologies that Sepracor would otherwise develop or commercialize itself. Sepracor's cash requirements may vary materially from those now planned because of factors including:

    o    increased research and development expenses;

    o    patent developments;

    o    relationships with collaborative partners;

    o    the FDA regulatory process; and

    o    Sepracor's capital requirements.

Sepracor Faces Intense Competition: Sepracor expects to encounter intense competition in the sale of its future products. Sepracor's competitors include pharmaceutical companies, biotechnology firms, universities and other research institutions. The fields in which Sepracor competes are subject to rapid and substantial technological change. Developments by others may render Sepracor's products or technologies obsolete or noncompetitive. Many of Sepracor's competitors and potential competitors have substantially greater resources, manufacturing and marketing capabilities, research and development staff and production facilities than Sepracor has.

Fluctuation of Sepracor's Quarterly Operating Results: Sepracor's quarterly operating results are likely to fluctuate significantly. These fluctuations will depend on factors, which include:

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

Sepracor's operating results may be affected by the future operating results of its subsidiaries: Factors that may affect the future operating results of Sepracor include the ability of BioSepra to obtain additional financing, the dependence on BioSepra sales of HyperD media, which was introduced in 1993, and BioSepra's ability to sell its products to customers at the early stage of their product development cycles.

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

Y2K State of Readiness: Sepracor has completed its assessment of the impact of Y2K on its present and future operations, and has identified computer and micro-processor based systems, both hardware and software driven, which could potentially be affected by the turnover to the next century. These components and systems have been tested for Y2K compliance. A small group of non-critical systems are scheduled to be replaced and or upgraded to reach compliance as part of our regular business operations plan in the second quarter of 1999.

Sepracor's goal at this point is to be fully Y2K compliant no later than July, 1999. The term "Y2K compliant" as used herein means that all Sepracor systems, procedures, and products will correctly identify and process without error all dates, including those calculations which reference leap years, and one or more centuries.

We are now in the process of requesting Y2K Compliance certification from our customers and vendors, and completing any contingency planning that might be indicated by this process. To date, most companies are either fully compliant, or plan to be within our timeframe for the completion of this project. In addition to written requests for Y2K certification, Sepracor is contacting several key suppliers who provide power, telecommunications, or other critical resources to the Company, to review their Y2K status. We have also completed a review of the outsourcing companies who package, test and distribute our products and found them to be in compliance with all Y2K issues.

Y2K Costs: Costs related to Year 2000 issues are funded through the information technology operating budget and represent an immaterial portion of this IT budget. Spending associated with Y2K issues has not caused us to defer any other IT projects.

To date, Sepracor has spent approximately $200,000 to retrofit or replace computer-based systems, which were identified as lacking compliance. This included the migration of all of Sepracor's desktop computers to an operating status Sepracor considers to be Y2K certified, through software upgrades or full system replacements. Sepracor's key telecommunications systems were also upgraded and/or replaced. These costs have been minimal due to the fact that Y2K compliance has been a prerequisite to all new systems acquisitions and maintenance upgrades.

Sepracor estimates that it will incur approximately $250,000 in additional direct costs to complete its Y2K certification efforts. These costs include a contract with an independent testing firm to perform a platform and system review of Sepracor's IT-based systems by June 1999. At this time, Sepracor also plans to contract with an independent auditor to perform a full review of its compliance efforts, including contingency planning. The additional funding will also be used to address any system or process replacement requirements that may be identified as these reviews progress.

Y2K Risks: Sepracor relies on third-party suppliers and service providers. If these or other parties experience Y2K failures or malfunctions there could be an adverse impact on the Company's ability to conduct operations, including conducting continued pharmaceutical development efforts and manufacturing pharmaceutical products. At this time, the Company does not anticipate this worst case scenario to occur, nor does Sepracor anticipate any major interruptions in its ability to provide products and services to our customers.

Y2K Contingency Plans: The Company has not formalized a contingency plan to date because there are almost no legacy systems at Sepracor and very few potential issues have surfaced to date. A more formal contingency planning effort will be addressed after the certification process is completed in June 1999. This contingency plan will include alternate vendor selection if necessary and also address potential manual procedures in areas where systems will not operate properly.

                                     ITEM 3.
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Information concerning market risk is contained on pages 24 and 25 of the registrant's 1998 annual report to stockholders and is incorporated by reference to such annual report.


                                     PART II
                                OTHER INFORMATION

Item 1.  Legal proceedings.

On February 12, 1999, the Federal Trade Commission ("FTC") issued a request for additional information or documentary materials relating to the Company's exclusive license agreeemnt with Eli Lilly and Company ("the Lilly Agreement"). The purpose of the request was to investigate whether or not the Lilly Agreement constitutes a violation of Section 5 of the Federal Trade Commission Act and Section 7 of the Clayton Act. The Company is in the process of responding to the request. At the conclusion of its investigation, the FTC could institute proceedings seeking to modify the Lilly Agreement or to prevent it from becoming effective. While the Company believes that the Lilly Agreement does not constitute a violation of the above-mentioned laws, the Company is unable to predict the outcome of the proceeding.

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

If Sepracor prevails in the interference, Sepracor will retain all of its claims in its issued patent. If, however, Sepracor loses the interference, HMRI will be issued a U.S. patent containing its claims involved in the interference and may not be obligated to pay Sepracor milestone or royalty payments pursuant to the terms of the license agreement whereby Sepracor licensed its U.S. patent rights covering fexofenadine to HMRI in 1993. In May 1998, HMRI filed an action in Belgium alleging that Sepracor's European patent relating to fexofenadine is invalid in Belgium, or is not infringed by HMRI's sales of fexofenadine in Belgium and Germany. In September 1998, Sepracor commenced infringement proceedings in the United Kingdom against HMRI and related companies for infringement of Sepracor's European patent relating to fexofenadine. Sepracor and HMRI have agreed to resolve the interference by arbitration. The arbitrator has been selected and a decision, once rendered, must be submitted to the PTO for final approval. The proceedings are ongoing and the Company is unable to predict its outcome.

HemaSure is a defendant in two lawsuits brought by Pall Corporation ("Pall"). In complaints filed in February 1996 and November 1996, Pall alleged that HemaSure's manufacture, use and/or sale of the LeukoNet product infringes upon three patents held by Pall.

On October 14, 1996, in connection with the first action concerning U.S. Patent No. 5,451,321 (the "'321 Patent"), HemaSure filed a motion for summary judgment of noninfringement. Pall filed a cross motion for summary judgment of infringement at the same time.

In October 1997, the U.S. District Court of the Eastern District of New York granted in part Pall's summary judgment motion and held that the LeukoNet product infringes a single claim from the '321 Patent. HemaSure has terminated the manufacture, use, sale and offer for sale of the filter subject to the court's order. HemaSure appealed the October 1997 decision to the Court of Appeals for the Federal Circuit. Oral arguments were heard in February 1999. HemaSure now awaits a decision from the Federal Circuit. Remaining discovery relating to the damages phase of the first action has been completed.

With respect to the second action concerning U.S. Patent No. 4,952,572 (the "'572 Patent"), HemaSure has answered the complaint stating that it does not infringe any claim of the asserted patents. Further, HemaSure has counterclaimed for declaratory judgment of invalidity, noninfringement and unenforceability of the '572 Patent. Pall has amended its Complaint to add Lydall, Inc. ("Lydall"), whose subsidiary supplied filter media for the LeukoNet product, as a co-defendant. HemaSure has filed for summary judgment of noninfringement, and Pall has cross-filed for summary judgment of infringement at the same time. Lydall supported HemaSure's motion for summary judgment of noninfringement, and has served a motion for summary judgment that the asserted claims of the '572 Patent are invalid as a matter of law. Discovery has been completed in the action.

On April 5, 1999, HemaSure and COBE BCT, Inc. filed a complaint for declaratory relief against Pall in the U.S. District Court of Colorado. HemaSure and COBE BCT, Inc. seek declaratory relief that Pall's U.S. patent No's. 4,925,572, 5,229,012, 5,344,561, 5,451,321, 5,501,795 and 5,863,436 are
invalid and not infringed by HemaSures r\LS filter and methods of using the r\LS filter. No response has been filed.

On April 23, 1999, Pall filed a complaint against HemaSure and COBE BCT, Inc. in the Eastern District of New York alleging that HemaSure's r\LS filter infringes Pall's '572 patent, tortuously interfered and unfairly competed with Pall's business. HemaSure was served with the complaint on April 30, 1999.

HemaSure believes, based on advice of its patent counsel, that a properly informed court should conclude that the manufacture, use and/or sale by HemaSure or its customers of the LeukoNet product and the r\LS product did not infringe any valid enforceable claim of the two asserted Pall patents. HemaSure also believes, based on the advice of its patent counsel, that a properly informed court should conclude that the manufacture, use and/or sale by the Company or its customers of the r\LS filter do not infringe any valid enforceable claism of the Pall patents. However, there can be no assurance that HemaSure will prevail in the pending litigations, and an adverse outcome in a patent infringement action would have a material adverse effect on HemaSure's financial condition and future business and operations.


Item 6.  Exhibits and Reports on Form 8-K

a)       Exhibits:

         27.1 Financial Data Schedule
         27.2 Financial Data Schedule Restated
         99.1 Pages 24 and 25 of Sepracor's 1998 Annual Report filed as
              Exhibit 13 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 as filed with the SEC (which is not deemed filed except to the extent that portions thereof are expressly incorporated by reference herein).

b)       Reports on Form 8-K

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       SEPRACOR INC.

Date:    May 17, 1999                  /s/ Timothy J. Barberich
                                       -----------------------------
                                           Timothy J. Barberich
                                           President and Chief
                                            Executive Officer
                                       (Principal Executive Officer)


Date:    May 17, 1999                  /s/ Robert F. Scumaci
                                       -----------------------------
                                           Robert F. Scumaci
                                          Senior Vice President
                                       of Finance and Administration
                                       (Principal Accounting Officer)