Form 10-K/A
period 1998-12-31
SEPRACOR INC /DE/
filed 1999-07-23
CIK 877357

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

                                      SEPRACOR INC.



                                      By: /s/ Timothy J. Barberich
                                          -------------------------------------
                                          Timothy J. Barberich
                                          President and Chief Executive Officer


Date:  July 23, 1999

                                  Exhibit Index
                                  -------------


            Exhibit No.           Description
            -----------           -----------

               3.1(7)    --       Restated Certificate of Incorporation of the
                                  Registrant, as amended.

               3.2(1)    --       Amended and Restated By-Laws of the Registrant.

               4.1(1)    --       Specimen Certificate for shares of Common
                                  Stock, $.10 par value, of the Registrant.

               4.2(5)    --       Form of 6 1/4% Convertible Subordinated
                                  Debenture due 2005.

               4.3(5)    --       Global 6 1/4% Convertible Subordinated Debenture
                                  payable to Cede & Co. due 2005.

                  4.4**  --       Global 7% Convertible Subordinated Debenture
                                  payable to Cede & Co. due 2005.

              10.1(1)    --       Second Amended and Restated Registration
                                  Rights Agreement dated as of June 28, 1991, by
                                  and among the Registrant and the persons
                                  listed on Schedule I thereto.

              (*)10.2**  --       The Registrant's 1991 Restated Stock Option Plan,
                                  as amended and restated.

              (*)10.3**  --       The Registrant's 1991 Director Stock Option Plan,
                                  as amended and restated.

           (*)10.4(4)    --       The Registrant's 1996 Employee Stock Purchase
                                  Plan, as amended and restated.

           (*)10.5(5)    --       The Registrant's 1997 Stock Option Plan.

              (*)10.6**  --       The Registrant's 1998 Employee Stock Purchase
                                  Plan.



            Exhibit No.           Description
            -----------           -----------

              10.7(3)    --       Lease as to Marlboro Industrial Park, dated
                                  December 12, 1995, between Valerie A. Colbert,
                                  Trustee of Second Marlboro Development Trust
                                  under Declaration of Trust dated September 15,
                                  1972, and the Registrant (the "Marlboro
                                  Lease").

              10.8(5)    --       First Amendment to Marlboro Lease, dated
                                  February 1, 1997, and Second Amendment to
                                  Marlboro Lease, dated July 1, 1997.

                 10.9**  --       Stock Purchase Agreement dated June 1,
                                  1993, between the Registrant and Marion
                                  Merrill Dow.

                10.10**  --       Technology Transfer and License Agreement
                                  dated as of January 1, 1994, between the
                                  Registrant and BioSepra Inc.

                10.11**  --       Technology Transfer and License Agreement
                                  dated as of January 1, 1994, between the
                                  Registrant and HemaSure Inc.

                10.12**  --       Technology Transfer and License Agreement,
                                  effective January 1, 1995, between the
                                  Registrant and SepraChem Inc.

                10.13**  --       Series A Convertible Preferred Stock
                                  Purchase Agreement, dated September 30, 1994,
                                  by and among the Registrant and OFD Partners,
                                  L.P.

          (*)10.14(2)    --       Letter Agreement, dated September 30, 1993,
                                  between the Company and David S. Barlow.

          (*)10.15(2)    --       Letter Agreement, dated June 10, 1994, between
                                  the Registrant and David Southwell.

          (*)10.16(4)    --       Letter Agreement, dated February 23, 1996,
                                  between the Registrant and Paul D. Rubin.



            Exhibit No.           Description
            -----------           -----------

          (*)10.17(4)    --       Letter Agreement, dated February 23, 1995,
                                  between the Registrant and Robert F. Scumaci.

          (*)10.18(4)    --       Consulting Agreement between the Registrant and
                                  Mr. Steigrod, dated September 1, 1996.

          (*)10.19(5)    --       Consulting Agreement Amendment, dated as
                                  of January 1, 1997, between the Registrant and
                                  Alan A. Steigrod.

          (*)10.20(5)    --       Consulting Agreement between the Registrant and
                                  Digby W. Barrios, dated October 1, 1995.

             10.21(5)    --       Promissory Note from David Barlow to the
                                  Registrant, dated July 1, 1997 to December 31,
                                  1997, and Letter Extension from the Registrant
                                  dated December 18, 1997.

             10.22(5)    --       Promissory Note from Paul D. Rubin to the
                                  Registrant, dated January 22, 1998.

             10.23(2)    --       Series B Preferred Stock Purchase Agreement
                                  dated March 14, 1995, between the Registrant
                                  and Beckman Instruments, Inc.

             10.24(2)    --       Intellectual Property Security Agreement by
                                  and between Fleet Bank of Massachusetts, N.A.
                                  and the Registrant, dated December 28, 1994.

             10.25(4)    --       Confirmation of and Amendment to Intellectual
                                  Property Security Agreement between Fleet
                                  National Bank and the Registrant, dated February
                                  1997.

             10.26(4)    --       Deposit Pledge Agreement, dated December 31, 1996,
                                  between the Registrant and Fleet National Bank.



            Exhibit No.           Description
            -----------           -----------

             10.27(5)    --       Put Agreement, dated as of December 30, 1997,
                                  between the Registrant and Fleet National Bank.

             10.28(4)    --       Amended and Restated Revolving Credit and
                                  Security Agreement among Fleet National Bank,
                                  the Registrant and Sepracor Securities
                                  Corporation, dated December 31, 1996.

             10.29(4)    --       Amended and Restated Promissory Note, dated
                                  December 31, 1996, between the Registrant,
                                  Sepracor Securities Corporation and Fleet
                                  National Bank.

             10.30(4)    --       Guaranty Agreement, dated December 31,
                                  1996, between the Registrant and Fleet
                                  National Bank for BioSepra Inc.

            10.31(5)+    --       Agreement, dated as of December 5, 1997, by
                                  and between the Registrant and Schering-Plough
                                  Ltd.

            10.32(5)+    --       License Agreement, dated January 30, 1998,
                                  by and between the Registrant and Janssen
                                  Pharmaceutica N.V.

            10.33(6)+    --       Norcisapride Development and License
                                  Agreement, dated as of July 20, 1998, between
                                  Janssen Pharmaceutica N.V. and the Registrant.

               10.34+**  --       Exclusive License Agreement by and between Eli
                                  Lilly and Company and the Registrant

             10.35(5)    --       Indenture, dated as of February 10, 1998,
                                  between the Registrant and The Chase Manhattan
                                  Bank, as trustee, relating to the 6 1/4%
                                  Convertible Subordinated Debentures due 2005.



            Exhibit No.           Description
            -----------           -----------

             10.36(5)    --       Registration Rights Agreement, dated as of
                                  February 5, 1998, by and among the Registrant,
                                  Morgan Stanley & Co. Incorporated, Lehman
                                  Brothers Inc., Smith Barney Inc. and Vector
                                  Securities International, Inc.

                10.37**  --       Indenture, dated as of December 15, 1998,
                                  between the Registrant and The Chase Manhattan
                                  Bank, as trustee, relating to the 7%
                                  Convertible Subordinated Debentures due 2005

                10.38**  --       Registration Rights Agreement, dated as of
                                  December 10, 1998, by and among the Registrant,
                                  Morgan Stanley & Co. Incorporated and Salomon
                                  Smith Barney, Inc.

                   13    --       1998 Annual Report to Stockholders (which
                                  shall be deemed filed only with respect to
                                  those portions specifically incorporated by
                                  reference herein).

                   21**  --       Subsidiaries of the Company.


                 23.1    --       Consent of PricewaterhouseCoopers LLP.


                 23.2    --       Consent of Arthur Andersen LLP.

                   27**  --       Financial Data Schedule.

                   99**  --       Report of Arthur Andersen LLP.

----------
(*) Management contract or compensatory plan or arrangement filed as an exhibit to this Form pursuant to Item 14(c) of Form 10-K.

(**)       Previously filed.

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