Form 10-Q
period 1999-06-30
SEPRACOR INC /DE/
filed 1999-08-16
CIK 877357

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

                  For the Quarterly period ended: June 30, 1999

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              Exchange Act of 1934

                 For the transition period from _______to_______


                         COMMISSION FILE NUMBER 0-19410


                                 SEPRACOR INC.
                                 -------------
             (Exact Name of Registrant as Specified in its Charter)


                DELAWARE                             22-2536587
    -----------------------------      ---------------------------------------
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

COMMON STOCK, PAR VALUE $.10 PER SHARE, 32,918,917 SHARES OUTSTANDING AT AUGUST 9,1999.

                                  SEPRACOR INC.

                                      INDEX

Part I - Financial Information

Item 1. Consolidated Condensed Financial Statements

         Consolidated Condensed Balance Sheets as of
         June 30, 1999 and December 31, 1998 (Unaudited)                         3

         Consolidated Statements of Operations for the Three and Six
         Month Periods Ended June 30, 1999 and 1998
         (Unaudited)                                                             4

         Consolidated Statements of Cash Flows for the Six Month
         Periods Ended June 30, 1999 and 1998 (Unaudited)                        5

         Notes to Consolidated Interim Financial Statements                      6

Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                    12

Item 3. Quantitative and Qualitative Disclosure About Market Risk               22

Part II - Other Information                                                     22

Item 1. Legal Proceedings                                                       22

Item 4. Submission of Matters to a Vote of Security Holders                     25

Item 6. Exhibits and Reports on Form 8-K                                        26

Signatures                                                                      27

                                  SEPRACOR INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)
                                 (in thousands)


                                                                         June 30,        December 31,
                                                                           1999             1998
                                       ASSETS                           ---------         ---------
Current Assets:
     Cash and cash equivalents                                          $ 137,848         $ 295,323
     Marketable securities                                                295,875           204,274
     Accounts receivable, net                                               4,613                --
     Inventories, net                                                       4,285                --
     Other current assets                                                   4,568             3,386
                                                                        ---------         ---------
     Total Current Assets                                                 447,189           502,983

Property, plant and equipment, net                                         18,570            16,508
Deferred financing costs, net                                              13,852            15,119
Patents, net                                                                3,104             2,677
Investment in affiliates                                                    2,058             1,490
Net assets from discontinued operations                                        --            10,325
Other assets                                                                1,135               158
                                                                        ---------         ---------
     Total Assets                                                       $ 485,908         $ 549,260
                                                                        ---------         ---------
                                                                        ---------         ---------

                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:

     Accounts payable                                                   $   7,113         $   9,290
     Accrued expenses                                                      34,601            31,275
     Notes payable and current portion of capital
       lease obligation and long-term debt                                    604             2,410
     Deferred revenue and other current liabilities                         2,800             2,502
                                                                        ---------         ---------
     Total Current Liabilities                                             45,118            45,477

Loan guarantee of affiliate                                                 5,000             5,000
Long-term debt and capital lease obligation                                 2,461             2,435
Convertible subordinated debentures                                       489,475           489,475
                                                                        ---------         ---------
     Total Liabilities                                                    542,054           542,387
                                                                        ---------         ---------

Minority interest                                                           1,817             2,445

Stockholders' Equity (Deficit):
     Preferred stock                                                           --                --
     Common stock                                                           3,290             3,266
     Additional paid-in capital                                           312,349           307,668
     Unearned compensation, net                                              (126)             (144)
     Accumulated deficit                                                 (373,238)         (306,311)
     Accumulated other comprehensive income (loss)                           (238)              (51)
                                                                        ---------         ---------
     Total Stockholders' Equity (Deficit)                                 (57,963)            4,428

     Total Liabilities and Stockholders' Equity (Deficit)               $ 485,908         $ 549,260
                                                                        ---------         ---------
                                                                        ---------         ---------

                   The accompanying notes are an integral part
                    of the consolidated financial statements

                                  SEPRACOR INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE AND SIX MONTH PERIODS ENDED
                             JUNE 30, 1999 AND 1998
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                               Three month periods ended          Six month periods ended
                                                               June 30,         June 30,         June 30,         June 30,
                                                                 1999            1998              1999             1998
                                                               --------         --------         --------         --------
Revenues:

Product                                                        $  4,947         $     32         $  5,227         $     90
Collaborative research and development                               13              497            2,390            2,250
License fees                                                          3                6               11            5,030
Royalties                                                            51               60              110              114
                                                               --------         --------         --------         --------

     Total Revenues                                               5,014              595            7,738            7,484

Cost of revenues:
Product                                                           1,135               23            1,280               55
License fees                                                         --               --               --              400
Royalties                                                            20               18               41               36
                                                               --------         --------         --------         --------

     Total Cost of Revenues                                       1,155               41            1,321              491

Gross Margin                                                      3,859              554            6,417            6,993

     Operating Expenses:

Research and development                                         24,122           10,299           42,562           23,339
Sales and marketing                                               8,791            3,384           15,375            5,360
General and administrative                                        3,796            2,150            6,745            3,803
Patent costs                                                        655              471            1,530              936
                                                               --------         --------         --------         --------


     Total Operating Expenses                                    37,364           16,304           66,212           33,438
                                                               --------         --------         --------         --------
Loss from operations                                            (33,505)         (15,750)         (59,795)         (26,445)

     Other income (expense):

Interest income                                                   5,617            3,164           11,671            5,976
Interest expense                                                 (8,269)          (4,530)         (16,558)          (7,630)
Other income (expense)                                               82               22               62             (130)
Equity in loss of investees                                        (825)            (359)          (2,509)          (1,246)
                                                               --------         --------         --------         --------
     Total Other Income (Expense)                                (3,395)          (1,703)          (7,334)          (3,030)
                                                               --------         --------         --------         --------

Net loss before minority interests                              (36,900)         (17,453)         (67,129)         (29,475)

Minority interest in subsidiary                                     366               76              548              157
                                                               --------         --------         --------         --------

Net loss from continuing operations                            $(36,534)        $(17,377)        $(66,581)        $(29,318)
                                                               --------         --------         --------         --------

Discontinued Operations:
     Income (loss) from discontinued operations
     (net of minority interests)                                    (69)            (207)            (345)              16
                                                               --------         --------         --------         --------

Net loss                                                       $(36,603)        $(17,584)        $(66,926)        $(29,302)
                                                               --------         --------         --------         --------

                                                               --------         --------         --------         --------
Basic and diluted net loss per common share
     from continuing operations                                $  (1.11)        $  (0.62)        $  (2.03)        $  (1.05)
                                                               --------         --------         --------         --------
Basic and diluted net loss per common share
     from discontinued operations                              $    0.00        $  (0.01)        $  (0.01)        $   0.00
                                                               --------         --------         --------         --------

Basic and diluted net loss per common share                    $  (1.11)        $  (0.63)        $  (2.04)        $  (1.05)
                                                               --------         --------         --------         --------

Shares used in computing basic and diluted net loss
per common share:
Basic and diluted                                                32,855           28,055           32,791           27,983
                                                               --------         --------         --------         --------


                   The accompanying notes are an integral part
                    of the consolidated financial statements

                                  SEPRACOR INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                     Six month periods ended
                                                                    June 30,         June 30,
                                                                      1999             1998
                                                                   ---------         ---------
Cash flows from operating activities:
Net loss                                                           $ (66,926)        $ (29,302)
Less: Net income (loss) from discontinued operations
  (net of minority interests)                                           (345)               16
Net loss from continuing operations                                  (66,581)          (29,318)

Adjustments to reconcile net loss to net cash
  used in operating activities:
Minority interests in subsidiaries                                      (548)             (157)
Depreciation and amortization                                          3,198             1,820
Provision for discounts and allowances                                 1,091                --
Issuance of warrants                                                      --                31
Equity in investee losses                                              2,509             1,246
Loss on disposal of property and equipment                                 6                 7
Changes in operating assets and liabilities:
    Accounts receivable                                               (4,937)              146
    Inventories                                                       (3,891)               --
    Other current assets and liabilities                              (1,807)              (42)
    Accounts payable                                                  (2,549)              338
    Accrued expenses                                                   2,947             7,821
                                                                   ---------         ---------
Net cash used in operating activities:                               (70,562)          (18,108)
                                                                   ---------         ---------
Cash flows from investing activities:
Purchases of marketable securities                                  (325,906)         (128,016)
Sales of marketable securities                                       234,305                --
Increase in restricted cash                                           (1,000)               --
Additions to property and equipment                                   (4,000)           (3,129)
Investment in affiliate                                               (2,000)               --
Decrease in other assets                                                 863                50
                                                                   ---------         ---------
Net cash used in investing activities:                               (97,738)         (131,095)
                                                                   ---------         ---------
Cash flows from financing activities:
Net proceeds from issuance of common stock                             3,628             2,047
Repurchase of redeemable preferred stock                                  --            (6,850)
Proceeds from sale of 6 1/4% debentures due 2005                          --           189,475
Costs associated with 6 1/4% debentures due 2005                          --            (6,103)
Costs associated with 7% debentures due 2005                            (276)               --
Net repayments of long term debt and capital leases                     (263)             (763)
Net borrowings (repayments) under line of credit agreements           (2,017)            1,917
                                                                   ---------         ---------
Net cash provided by financing activities                              1,072           179,723
                                                                   ---------         ---------
Effect of exchange rates on cash and cash equivalents                   (187)             (130)
                                                                   ---------         ---------
Net increase (decrease) in cash and cash equivalents                (167,415)           30,390
Net cash provided by discontinued operations                           9,940               366
Cash and cash equivalents at beginning of period                     295,323            82,579
                                                                   ---------         ---------
Cash and cash equivalents at end of period                         $ 137,848         $ 113,335
                                                                   ---------         ---------
                                                                   ---------         ---------
Non cash activities:
Acquisition of BioSphere Medical:
    Liabilities assumed                                            $  (1,493)        $      --
    Fair value of assets acquired                                      1,493                --

                   The accompanying notes are an integral part
                    of the consolidated financial statements

                                     ITEM 1.
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.  Basis of presentation:

The accompanying consolidated interim financial statements are unaudited and have been prepared on a basis substantially consistent with the audited financial statements. Certain information and footnote disclosures normally included in Sepracor's annual financial statements have been condensed or omitted. The year-end consolidated condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The consolidated interim financial statements, in the opinion of management, reflect all adjustments (including normal recurring accruals) necessary for a fair presentation of the results for the interim periods ended June 30, 1999 and 1998.

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

The consolidated interim financial statements include the accounts of Sepracor Inc. ("Sepracor") and its majority and wholly owned subsidiaries, including BioSphere Medical Inc. ("BioSphere"), formerly BioSepra Inc., and Sepracor Canada Limited.

2. Discontinued Operations:

On May 17, 1999, BioSphere completed the sale of substantially all its assets related to its biopharmaceutical drug purification and research consumable business to Life Technologies for net cash proceeds of approximately $11,158,000.

Sepracor's results of operations and the related footnote information for the three and six months ended June 30, 1999 and 1998 exclude the results of the BioSphere biopharmaceutical drug purification and research consumable business from continuing operations, revenues and other components of income and expense. The discontinued segment results are presented separately in a single caption entitled "Income (loss) from discontinued operations, net of minority interests". The loss for the three month period ended June 30, 1999 includes a $69,000 loss on the sale of the discontinued assets. Revenues from the discontinued segments were $164,000 and $2,521,000 for the three and six months ended 1999 and $1,643,000 and $3,633,000 for the three and six months ended 1998. The loss from discontinued operations, net of minority interests was $69,000 and $345,000 for the three and six months ended June 30, 1999 and a loss of $207,000 and income of $16,000 for the three and six months ended June 30, 1998. The minority interest income (loss) from discontinued operations was $34,000 and $194,000 for the three and six months ended June 30, 1999 and $117,000 and ($9000) for the three and six months ended June 30, 1998.

The consolidated statements of cash flows for the six months ended June 30, 1999 and 1998 have been restated to reflect the discontinued operation. The cash flows from discontinued operations have been summarized into a single line entitled "cash provided from discontinued operations."

3.  Inventories:

Inventories consist of the following:


(in thousands)
                  June 30,   December 31,
                    1999         1998
                   ------       ------
Raw materials      $1,082       $    -
Work in progress      839            -
Finished goods      2,364            -
                   ------       ------
                   $4,285       $    -
                   ------       ------
                   ------       ------


At December 31, 1998, the net assets of BioSphere's discontinued operations included inventory of $3,572,000.

4. Basic and diluted net (loss) per common share:

Basic earnings (loss) per share ("EPS") excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is based upon the weighted average number of common shares outstanding during the period plus the additional weighted average common equivalent shares during the period. Common equivalent shares are not included in the per share calculations where the effect of their inclusion would be anti-dilutive. Common equivalent shares result from the assumed conversion of preferred stock and convertible debt and the assumed exercises of outstanding stock options, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method. For the three and six months ended June 30, 1999 and 1998, basic and diluted net loss per common share is computed based on the weighted-average number of common shares outstanding during the period, because the effect of common stock equivalents would be anti-dilutive.

Included in the three and six months ended June 30, 1999 and 1998 net loss applicable to common shares is $0 and $0,and $0 and $150,000, respectively, of dividends relating to Series B Redeemable Exchangeable Preferred Stock (see table below). Certain securities were not included in the computation of diluted earnings per share for the three and six months ended June 30, 1999 and 1998, because they would have an anti-dilutive effect due to net losses for such periods. These securities include: (i) options to purchase 5,386,055 shares of common stock with purchase prices of $2.00 to $118.25 per share for the three and six months ended June 30, 1999 and options to purchase 4,525,559 shares of common stock with purchase prices of $1.00 to $42.50 per share for the three and six months ended June 30, 1998; and (ii) 6,402,381 shares of common stock for issuance upon conversion of the 7% convertible subordinated debentures due 2005 and the 6 1/4% convertible subordinated debentures due 2005 for the three and six months ended June 30, 1999 and 8,109,735 shares of common stock for issuance upon conversion of the 7% convertible subordinated debentures due 2002 and the 6 1/4% convertible subordinated debentures due 2005 for the three and six months ended June 30, 1998.


                                            Three months periods ended         Six month periods ended
                                               June 30,     June 30,            June 30,     June 30,
(in thousands)                                  1999         1998                1999         1998
                                                ----         ----                ----         ----
Net loss applicable to common shares:

Net loss                                     $ 36,603     $ 17,584            $ 66,926     $ 29,302
   Dividends on preferred stock                  --           --                  --            150
                                             --------     --------            --------     --------
Net loss applicable to common shares         $ 36,603     $ 17,584            $ 66,926     $ 29,452
                                             --------     --------            --------     --------
                                             --------     --------            --------     --------

5.  Comprehensive Income:

Total comprehensive income (loss) is comprised of net income (loss) and net currency translation adjustments.

(in thousands)                      Three month periods ended          Six month periods ended
                                     June 30,         June 30,         June 30,        June 30,
                                      1999            1998              1999            1998
                                    --------         --------         --------         --------
Comprehensive income (loss):
     Net loss                       $(36,603)        $(17,584)        $(66,926)        $(29,302)
     Cumulative translation
     Adjustment                          269             (212)            (187)            (130)
                                    --------         --------         --------         --------
Total comprehensive income (loss)   $(36,334)        $(17,796)        $(67,113)        $(29,432)
                                    --------         --------         --------         --------
                                    --------         --------         --------         --------

6.  Business Segments:

Sepracor assesses performance and makes operating decisions primarily based on its own pharmaceutical business, which excludes BioSphere and equity investments in HemaSure Inc. ("HemaSure") and Versicor Inc. ("Versicor") through April 1999. Financial information by segment is presented below with other adjustments and elimination's, which primarily consist of equity in investee losses and minority interests.

(in thousands)

Three months ended June 30, 1999           Sepracor      BioSphere      Other        Total
-------------------------------------     ----------     ----------  ------------   --------
Revenue from unaffiliated customers        $ 4,301        $  713        $ --        $ 5,014
Equity in investee losses                       --            --         825            825
Net loss                                    35,049         1,128         426         36,603


Six months ended June 30, 1999             Sepracor      BioSphere      Other         Total
-------------------------------------     ----------     ----------  ------------    --------
Revenue from unaffiliated customers        $ 6,745        $  993        $   --        $ 7,738
Equity in investee losses                       --            --         2,509          2,509
Net loss                                    63,055         2,103         1,768         66,926


Three months ended June 30, 1998           Sepracor       BioSphere       Other          Total
--------------------------------           --------       ---------       -----          -----

Revenue from unafilliated customers        $   548        $    47         $  --         $   595
Equity in investee losses                     --              --              359           359
Net loss                                    16,869            535             180        17,584



Six months ended June 30, 1998             Sepracor       BioSphere       Other           Total
------------------------------             --------       ---------       -----           -----

Revenue from unafilliated customers        $ 7,367        $   117         $  --          $ 7,484
Equity in investee losses                     --             --             1,246          1,246
Net loss                                    27,929            411             962         29,302


7. Summarized financial information regarding affiliates:

HEMASURE

On February 25, 1999, Sepracor entered into an agreement with HemaSure Inc. ("HemaSure") pursuant to which Sepracor invested $2,000,000 in HemaSure in exchange for 1,333,334 shares of HemaSure common stock and for warrants to purchase 667,000 of additional shares of HemaSure common stock.

On May 4, 1999, HemaSure completed a private placement financing with COBE Laboratories, Inc. ("COBE"), which is wholly-owned by Gambo AB. COBE purchased
4.5 million shares of HemaSure common stock for an aggregate purchase price of $9.0 million. As a result of this investment, COBE owns 30.2 percent of HemaSure's outstanding common stock. The agreement also provides COBE with an option to purchase an additional $3 million of HemaSure common stock at any time between August 3, 1999 and May 3, 2000. Should COBE exercise its option, the number of shares to be issued will be based upon the average closing price of HemaSure's common stock for the 30-day period prior to the exercise. As a result of the transaction, Sepracor's ownership of HemaSure was reduced to 29%.

For the six-month period ended June 30, 1999, Sepracor recognized $2,000,000 of its ownership share of HemaSure losses, which reduced Sepracor's investment in HemaSure to zero at June 30, 1999.

VERSICOR

On March 31, 1999, Versicor sold 500,000 shares of preferred stock to Novartis Pharma AG, as part of a joint collaboration to discover certain new antibacterials.

On April 2, 1999, Versicor sold 500,000 shares of preferred stock to Pharmacia & Upjohn, as part of a joint collaboration to discover certain new antibacterials.

As a result of the Novartis and Pharmacia & Upjohn equity investments in Versicor, Sepracor recorded a gain of $1,077,000 which was recorded through additional paid-in-capital and Sepracor's ownership percentage of Versicor was reduced to approximately 18%. Effective April 1999, Sepracor has changed its accounting for its investment in Versicor to the cost method of accounting from the equity method. Sepracor recorded $508,741 as its share of Versicor losses through April 1999. At June 30, 1999, Sepracor's investment in Versicor was approximately $2,058,000.

The following is the summarized income statement information for the Company's subsidiaries HemaSure and Versicor for the three and six-month periods ended June 30, 1999 and 1998:

(in thousands)                         Three-month periods ended        Six-month periods ended
                                         June 30,       June 30,        June 30,        June 30,
                                          1999           1998            1999             1998
                                       ----------      ---------       ----------       ---------
HemaSure:

Net sales                              $      9         $    --         $     13         $    25
Gross profit (loss)                        (439)             --             (770)           (632)
Loss from continuing operations          (2,173)         (2,895)          (4,717)         (6,362)
Net loss                               $ (2,473)        $(2,863)        $ (5,391)        $(6,292)

Versicor:

Net sales                              $  1,550         $    --         $  1,650         $    --
Gross profit (loss)                       1,550              --            1,650              --
Loss from continuing operations         (11,791)         (2,038)         (13,852)         (6,185)
Net loss                               $(11,791)        $(1,972)        $(13,873)        $(6,006)



8.  Litigation:

On February 12, 1999, the Federal Trade Commission ("FTC") issued a request for additional information or documentary materials relating to the Company's exclusive license agreement with Eli Lilly and Company (the "Lilly Agreement"). The purpose of the request was to investigate whether or not the Lilly Agreement constitutes a violation of Section 5 of the Federal Trade Commission Act and
Section 7 of the Clayton Act. The Company is in the process of responding to the request. At the conclusion of its investigation, the FTC could institute proceedings seeking to modify the Lilly Agreement or to prevent it from becoming effective. While the Company believes that the Lilly Agreement does not constitute a violation of the above-mentioned laws, the Company is unable to predict the outcome of the proceeding.

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

If Sepracor prevails in the interference, Sepracor will retain all of its claims in its issued patent. If, however, Sepracor loses the interference, HMRI will be issued a U.S. patent containing its claims involved in the interference and may not be obligated to pay Sepracor milestone or royalty payments pursuant to the terms of the license agreement whereby Sepracor licensed its U.S. patent rights covering fexofenadine to HMRI in 1993. Sepracor and HMRI have agreed to resolve the interference by arbitration. The arbitration is ongoing and a decision, once rendered, must be submitted to the PTO for final approval. The proceedings are ongoing and the Company is unable to predict the outcome.

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

On June 30, 1999, the PTO declared an interference between certain claims of Sepracor's issued method-of-use patent relating to (+)-zopiclone, and a claim in a Rhone-Poulenc Rorer S.A. ("RPR") patent application relating to a method of improving sleep quality or time in a human by the administration of (+)-zopiclone. If Sepracor prevails in the interference, Sepracor will retain all of its claims in its issued patent. If, however, Sepracor loses the interference, RPR will be issued a U.S. patent containing its claim involved in the interference, and Sepracor will lose its claims involved in the interference but retain the claims in its issued patents that are not involved in the interference. The interference proceeding is in the early stages. While the Company is unable to predict the outcome, it believes that the interference will have no effect on its development of (+)-zopiclone metabolites.

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

In October 1997, the U.S. District Court of the Eastern District of New York granted in part Pall's summary judgment motion and held that the LeukoNet product infringes a single claim from the '321 Patent. HemaSure has terminated the manufacture, use, sale and offer for sale of the filter subject to the court's order. HemaSure appealed the October 1997 decision to the Court of Appeals for the Federal Circuit. In June 1999, the Court of Appeals for the Federal Circuit determined that the LeukoNet product did not infringe the claim of the '321 patent.

With respect to the second action concerning U.S. Patent No's. 4,952,572 (the "'572 Patent") and 4,340,479 (the "'479 patent"), HemaSure has answered the complaint stating that it does not infringe any claim of the asserted patents. Further, HemaSure has counterclaimed for declaratory judgment of invalidity, noninfringement and unenforceability of the '572 Patent. Pall has amended its complaint to add Lydall, Inc. ("Lydall"), whose subsidiary supplied filter media for the LeukoNet product, as a co-defendant and has dropped its claim that the LeukoNet product infringes the '479 patent. HemaSure has filed for summary judgment of noninfringement, and Pall has cross-filed for summary judgment of infringement at the same time. Lydall supported HemaSure's motion for summary judgment of noninfringement, and has served a motion for summary judgment that the asserted claims of the '572 Patent are invalid as a matter of law. Discovery has been completed in the action.

On April 5, 1999, HemaSure and COBE BCT, Inc. ("COBE") filed a complaint for declaratory relief against Pall in the U.S. District Court of Colorado. HemaSure and COBE seek declaratory relief that Pall's U.S. patent No's. 4,925,572, 5,229,012, 5,344,561, 5,451,321, 5,501,795 and 5,863,436 are invalid and not infringed by HemaSure's r\LS filter and methods of using the r\LS filter. Pall moved to dismiss, to transfer, or, in the alternative, to stay this action and HemaSure and COBE opposed Pall's motion. On July 16, 1999 the U.S. District Court of Colorado denied Pall's motion.

On April 23, 1999, Pall filed a complaint against HemaSure and COBE in the Eastern District of New York ("EDNY") alleging that HemaSure's r\LS filter infringes Pall's '572 patent, tortiously interfered and unfairly competed with Pall's business. HemaSure was served with the complaint on April 30, 1999. On May 19, 1999, Pall filed an amended complaint in the EDNY adding Sepracor Inc., COBE Laboratories, Inc. and Gambro, A.B. as defendants and alleging that Sepracor induced and contributed to HemaSure's alleged infringement of Pall's '572 patent, and allegedly tortiously interfered and unfairly competed with Pall's business. Sepracor was served with the amended complaint on June 1, 1999. HemaSure and COBE have moved to dismiss, transfer, or stay the action, and Pall has opposed the motion.

HemaSure believes, based on advice of its legal counsel, that a properly informed court should conclude that the manufacture, use and/or sale by HemaSure or its customers of the LeukoNet product and the r\LS product did not infringe any valid enforceable claim of the Pall patents. However, there can be no assurance that HemaSure will prevail in the pending litigation, and an adverse outcome in a patent infringement action would have a material adverse effect on HemaSure's financial condition and future business and operations.

Sepracor believes, based on advice of its legal counsel, that a properly informed court should conclude that Pall's suit against Sepracor should be dismissed. However, there can be no assurance that this suit will be dismissed or that Sepracor will prevail in the pending litigation.

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

OVERVIEW

The consolidated interim financial statements include the accounts of Sepracor Inc. ("Sepracor") and its majority and wholly-owned subsidiaries, including BioSphere Medical Inc. ("BioSphere"), formerly BioSepra Inc. and Sepracor Canada Limited.

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

On March 26, 1999, Sepracor announced it had received final approval from the U.S. Food and Drug Administration to market Xopenex(TM) (levalbuterol HCl) inhalation solution in two dosage strengths for use with a nebulizer for the treatment and prevention of bronchospasm. In April 1999, commercial sales of Xopenex commenced.

On May 14, 1999, Sepracor announced that Johnson & Johnson elected not to exercise its option to co-promote norastemizole. Sepracor will continue to fund clinical development and marketing of the drug, which is currently in Phase III clinical trials.

Under the terms of the agreement between Sepracor and Johnson & Johnson, Sepracor has worldwide rights to all Johnson & Johnson intellectual property covering norastemizole, including the right to reference data from the astemizole New Drug Application ("NDA"), for manufacture, development, and marketing of prescription norastemizole products. In exchange, Johnson & Johnson will receive a royalty on Sepracor's product sales.

On May 17, 1999, BioSphere sold substantially all its assets related to its biopharmaceutical drug purification and research consumable business to Life Technologies for net cash proceeds of approximately $11,158,000. As a result of the sale, the Company has restated prior year and prior quarter consolidated financial statement amounts to reflect this business as a discontinued operation.

On June 1, 1999, Sepracor announced a licensing agreement with UCB Farchim SA, an affiliate of UCB, relating to levocetirizine, an isomer of ZYRTEC (racemic cetirizine). Under terms of the agreement, Sepracor has exclusively licensed to UCB all of Sepracor's issued patents and pending patent applications regarding levocetirizine in Europe and all other countries, except the United States and Japan. UCB will begin to pay Sepracor royalties upon first product sales, if any, and royalties will escalate upon achievement of sales volume milestones.

THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1999 AND 1998

Product revenues were $4,947,000 and $5,227,000 for the three and six-months ended June 30, 1999, respectively, compared to $32,000 and $90,000, respectively, for the same periods in 1998. The increase for the three and six month periods ended June 30, 1999 over 1998 is primarily due to sales of Xopenex, for which commercial launch was April 1999. Product revenues in 1998 resulted from BioSphere activity.

Collaborative research and development revenue was $13,000 and $2,390,000 for the three and six months ended June 30,1999, respectively, compared to $497,000 and $2,250,000, respectively, for the same periods in 1998. The decrease for the three month period ended June 30, 1999 as compared to the same period in 1998, and the increase for the six month period ended June 30, 1999 as compared to the same period in 1998 is primarily due to timing of research and development studies relating to norastemizole agreement with Janssen.

License fees were $3,000 and $11,000 for the three and six months ended June 30, 1999, respectively, compared to $6,000 and $5,030,000, respectively, for the same periods in 1998. The decrease for the six month period ended June 30, 1999 is primarily due to the $5,000,000 one-time license payment, which Sepracor received under a 1998 agreement with Schering Plough Corporation.

Cost of product revenues, as a percentage of product revenues, were 23% and 24% for the three and six months ended June 30, 1999, respectively, compared to 72% and 61%, respectively, for the same periods in 1998. The decrease for the three and six month periods ended June 30, 1999 over 1998 is primarily due to Xopenex product cost being significantly less as a percentage of product sales than the BioSphere product cost to product sales.

Research and development expenses were $24,122,000 and $42,562,000 for the three and six months ended June 30, 1999, respectively, compared to $10,299,000 and $23,339,000, respectively, for the same periods in 1998. The increase for the three and six month periods ended June 30, 1999 is primarily due to costs related to several anticipated clinical studies being conducted and increased personnel costs related to the quality assurance, quality control and regulatory infrastructure development.

Sales and marketing expenses were $8,791,000 and $15,375,000 for the three and six months ended June 30, 1999, respectively, compared to $3,384,000 and $5,360,000, respectively, for the same periods in 1998. The increase for the three and six month periods ended June 30, 1999 over the same periods in 1998 is primarily due to the hiring, training and salary expense of the Company's specialty sales force and the introduction of various marketing programs for the commercial launch of Xopenex, which occurred in April 1999.

General and administrative expenses were $3,796,000 and $6,745,000 for the three and six months ended June 30, 1999, respectively, compared to $2,150,000 and $3,803,000, respectively, for the same periods in 1998. The increase for the three and six month periods ended June 30, 1999 is primarily due to increased personnel costs, higher costs associated with amortization of deferred financing costs and increased legal costs principally related to the Federal Trade Commission's review of the Lilly (R)- Fluoxetine Agreement.

Legal expenses related to patents were $655,000 and $1,530,000 for the three and six months ended June 30, 1999, respectively, compared to $471,000 and $936,000, respectively, for the same periods in 1998. The increase for the three and six month periods ended June 30, 1999 primarily consists of costs related to patent filings of Sepracor and to the patent interference and litigation with HMRI. See "Legal proceedings".

Net interest income, interest (expense) and other income (expense) was ($2,570,000) and ($4,825,000) for the three and six months ended June 30, 1999, respectively, compared to ($1,344,000) and ($1,784,000), respectively, for the same periods in 1998. The increase in expense for the three and six month periods ended June 30, 1999 over the same period in 1998 is primarily the result of increased interest expense related to the Company's 6 1/4% Convertible Subordinated Debentures due 2005 issued in February 1998 and the 7% Convertible Subordinated Debentures due 2005, issued in December 1998, offset in part by an increase in interest income due to a higher average daily cash balance available for investment in 1999.

Equity in loss of investees was $825,000 and $2,509,000 for the three and six months ended June 30, 1999, respectively, compared to $359,000 and $1,246,000, respectively, for the same periods in 1998. The increase for the three month period ended June 30, 1999 over the same period in 1998 is primarily due to Sepracor's recognition of HemaSure losses in 1999. The increase for the six month period ended June 30, 1999 over the same period in 1998 is primarily due to Sepracor's recognition of HemaSure losses in 1999 partially offset by the recognition by Sepracor of less Versicor losses as a result of the Company's change from the equity method of accounting to the cost method of accounting in April 1999. (See Note 7.)

Minority interest in subsidiary from continuing operations resulted in a decrease to consolidated net loss of $366,000 and $548,000 for the three and six months ended June 30, 1999, respectively, compared to $76,000 and $157,000, respectively, for the same periods in 1998. The fluctuation in minority interest is the result of BioSphere's fluctuation in earnings.

Net income (loss) from discontinued operations (net of minority interests) was ($69,000) and ($345,000) for the three and six months ended June 30, 1999, respectively, compared to ($207,000) and $16,000, respectively, for the same period in 1998.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents plus marketable securities of Sepracor and its subsidiaries, including BioSphere, totaled $433,723,000 at June 30,1999, compared to $499,598,000 at December 31, 1998. Cash and cash equivalents plus marketable securities of Sepracor, excluding BioSphere, at June 30, 1999 were $426,778,000.

The net cash used in operating activities for the six months ended June 30, 1999 was $70,562,000. The net cash used in operating activities includes a net loss of $66,926,000 adjusted by non-cash charges of $6,062,000. Inventory balances at June 30, 1999 increased a total of $3,891,000 from the December 31, 1998 balances, due to Xopenex inventories. Accounts receivable increased by $4,937,000 primarily due to Xopenex product revenues, and accounts payable decreased by $2,549,000 due to the timing of cash disbursements made.

The net cash used in investing activities for the six months ended June 30, 1999 was $97,738,000. Cash was invested primarily in net purchases of marketable securities of $91,601,000, in purchases of property and equipment of $4,000,000, an investment of $2,000,000 in HemaSure and $1,000,000 of restricted cash of BioSphere.

The net cash provided by financing activities for the six months ended June 30, 1999 was $1,072,000. The Company received $3,628,000 in net proceeds from the issuance of stock. BioSphere used $2,180,000 primarily to repay its bank loans.

The Company anticipates that its existing capital resources and available bank borrowings will be sufficient to finance operations through at least the next three years.

In December 1998, Sepracor signed a license agreement (the "Lilly (R)-fluoxetine Agreement") with Eli Lilly and Company ("Lilly") giving Lilly exclusive worldwide rights to Sepracor's patents covering (R)-fluoxetine, which is a modified form of an active ingredient found in Prozac(R). Under the terms of the Lilly (R)-fluoxetine Agreement, and subject to approval under the Hart Scott Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act"), Sepracor will receive an initial milestone payment and license fee of $20,000,000, which will be recorded as revenue in accordance with the terms of the Agreement. Additional milestone payments of up to $70,000,000 will be made based on the progression of (R)-fluoxetine through development. In addition, Sepracor will receive royalties on (R)-fluoxetine worldwide sales, if any, beginning at product launch. Under the HSR Act, Sepracor has received a request from the Federal Trade Commission for additional information in connection with the Lilly
(R)-fluoxetine Agreement. Sepracor plans to fully respond to the request. (See
Note 8)

New Accounting Pronouncements

During 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities." In July 1999, the FASB issued SFAS No. 137, which defers the effective date of SFAS No. 133 until the start of fiscal years beginning after June 15, 2000. The Company will continue to evaluate any potential impact this standard may have on its consolidated financial statements.

FACTORS AFFECTING FUTURE OPERATING RESULTS

Certain of the information contained in this Quarterly Report on Form 10-Q, including information with respect to the safety, efficacy and potential benefits of Sepracor's improved chemical entities, or ICEs, under development and the scope of patent protection with respect to these products and information with respect to the other plans and strategy for Sepracor's business and the business of the subsidiaries and certain affiliates of Sepracor, consists of forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include the following:

SEPRACOR HAS NEVER BEEN PROFITABLE AND MAY NOT BE ABLE TO GENERATE REVENUES SUFFICIENT TO ACHIEVE PROFITABILITY. Sepracor has not been profitable since inception, and it is possible that it will not achieve profitability. Sepracor incurred net losses applicable to common shares on a consolidated basis of approximately $66,926,000 for the six month period ended June 30, 1999 and $93,433,000 for the year ended December 31, 1998. Sepracor expects to continue to incur operating and capital expenditures. As a result, it will need to generate significant revenues to achieve and maintain profitability. Sepracor cannot assure you that it will achieve significant revenues or that it will ever achieve profitability. Even if Sepracor does achieve profitability, it cannot assure you that it can sustain or increase profitability on a quarterly or annual basis in the future. If revenues grow more slowly than Sepracor anticipates or if operating expenses exceed Sepracor's expectations or cannot be adjusted accordingly, Sepracor's business, results of operations and financial conditions will be materially and adversely affected.

SEPRACOR WILL BE REQUIRED TO EXPEND SIGNIFICANT RESOURCES FOR RESEARCH, DEVELOPMENT, TESTING AND REGULATORY APPROVAL OF ITS DRUGS UNDER DEVELOPMENT AND THESE DRUGS MAY NOT BE DEVELOPED SUCCESSFULLY. Sepracor is focused on the development of ICEs. Most of Sepracor's ICEs are still undergoing clinical trials or are at the early stages of development. Sepracor's drugs may not provide greater benefits or fewer side effects than the original versions of these drugs and its research efforts may not lead to the discovery of new drugs with improved characteristics. All of Sepracor's drugs under development will require significant additional research, development, preclinical and/or clinical testing, regulatory approval and a commitment of significant additional resources prior to their commercialization. Sepracor's potential products may not:

     -   be developed successfully;

     -   be proven safe and efficacious in clinical trials;

     -   offer therapeutic or other improvements over comparable drugs;

     -   meet applicable regulatory standards;

     - be capable of being produced in commercial quantities at acceptable costs; or

     -   be successfully marketed.

IF SEPRACOR FAILS TO ADEQUATELY PROTECT ITS INTELLECTUAL PROPERTY RIGHTS OR FACES A CLAIM OF INTELLECTUAL PROPERTY INFRINGEMENT BY A THIRD PARTY, THEN IT COULD LOSE VALUABLE INTELLECTUAL PROPERTY RIGHTS OR BE LIABLE FOR SIGNIFICANT DAMAGES. Sepracor's success depends in part on its ability to obtain and maintain patents, protect trade secrets and operate without infringing upon the proprietary rights of others. In the absence of patent and trade secret protection, competitors may adversely affect Sepracor's business by independently developing and marketing substantially equivalent products and technology and preventing Sepracor from marketing its products. It is also possible that Sepracor could incur substantial costs in litigation if it is required to defend itself in patent suits brought by third parties, or if Sepracor is required to initiate litigation against others to protect its intellectual property rights.

Sepracor has filed various patent applications covering the composition of, and the methods of using, single-isomer or active-metabolite forms of various compounds for specific applications. However, Sepracor may not be issued patents in respect of the patent applications already filed or that it may file in the future. Moreover, the patent position of companies in the pharmaceutical industry generally involves complex legal and factual questions, and recently has been the subject of much litigation. No consistent policy has emerged from the U.S. Patent and Trademark Office, or the PTO, or the courts regarding the breadth of claims allowed or the degree of protection afforded under patents and other proprietary rights. Therefore, any patents Sepracor has obtained, or obtains in the future, may be challenged, invalidated or circumvented.

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

SEPRACOR MAY NOT RECEIVE MILESTONE OR ROYALTY PAYMENTS IF A PATENT INTERFERENCE IN WHICH IT IS INVOLVED IS RESOLVED AGAINST IT. In July 1997, the PTO informed Sepracor that it had declared an interference between Sepracor's use patent on a compound known as fexofenadine which is used to treat allergic rhinitis, or hay fever, and another similar use patent application filed by Sepracor, and a use patent application of Hoechst Marion Roussell, Inc. The primary objective of a patent interference, which only the PTO can declare, is to determine which party first invented the overlapping subject matter claimed by more than one party. The process to resolve an interference can take many years and the outcome of interferences varies considerably. If Sepracor loses the interference, Hoechst Marion Roussel will be issued a U.S. patent and may not be obligated to pay the milestone or royalty payments called for in the existing agreement in which Sepracor licenses its U.S. patent rights covering fexofenadine to Hoechst Marion Roussel.

Sepracor is using arbitration to resolve the interference, and the arbitration proceeding is ongoing.

IF SEPRACOR'S PRODUCTS DO NOT RECEIVE GOVERNMENT APPROVAL, THEN SEPRACOR WILL NOT BE ABLE TO COMMERCIALIZE THEM. The U.S. Food and Drug Administration, or FDA, and similar foreign agencies must approve the marketing and sale of pharmaceutical products developed by Sepracor or its development partners.

These agencies impose substantial requirements on the manufacture and marketing of drugs. Sepracor's failure to obtain regulatory approval on a timely basis and any unanticipated significant expenditures on preclinical and clinical studies could adversely affect the funds Sepracor will require to advance its products to commercialization and the timing of the commercial introduction of, or its ability to market and sell, its products.

The regulatory process to obtain marketing approval requires clinical trials of a product to establish its safety and efficacy. Problems that may arise during clinical trials include:

     - results of clinical trials may not be consistent with pre-clinical study results;

     - results from later phases of clinical trials may not be consistent with the results from earlier phases; and

     -   products may not be shown to be safe and efficacious.

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

Even if the FDA or similar foreign agency grants Sepracor regulatory approval of a product, the approval may be subject to limitations on the indicated uses for which the product may be marketed or contain requirements for costly post-marketing follow-up studies. Moreover, if Sepracor fails to comply with applicable regulatory requirements, it may be subject to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

SEPRACOR HAS LIMITED SALES AND MARKETING EXPERIENCE AND EXPECTS TO INCUR SIGNIFICANT EXPENSES IN DEVELOPING A SALES FORCE. IN ADDITION, SEPRACOR'S LIMITED SALES AND MARKETING EXPERIENCE MAY RESTRICT ITS SUCCESS IN COMMERCIALIZING ITS PRODUCTS. Sepracor currently has very limited sales and marketing experience. If Sepracor successfully develops and obtains regulatory approval for the products it is currently developing, Sepracor expects to license some of them to large pharmaceutical companies and market and sell others through its direct specialty sales forces or through other arrangements, including co-promotion arrangements. Sepracor has established a direct sales force to market its single isomer form of albuterol, Xopenex. As Sepracor begins to enter into co-promotion arrangements or market and sell additional products directly, Sepracor will need to significantly expand its sales force. Sepracor expects to incur significant expense in expanding its direct sales force and Sepracor's limited experience may restrict its success in commercializing its products.

Sepracor's ability to realize significant revenues from direct marketing and sales activities depends on its ability to attract and retain qualified sales personnel in the pharmaceutical industry and competition for these people is intense. If Sepracor is unable to attract and retain qualified sales personnel, Sepracor will not be able to successfully expand its marketing and direct sales force on a timely or cost effective basis. Further, Sepracor's sales and marketing efforts may not be successful, and the need to comply with FDA limits on drug product marketing, including limits on claims of comparative safety or efficacy, may inhibit the effectiveness of its marketing efforts. In addition, Sepracor will need to enter into co-promotion arrangements with third parties where its own direct sales force is neither well situated nor large enough to achieve maximum penetration in the market. Sepracor may not be successful in entering into any co-promotion arrangements, and the terms of any co-promotion arrangements may not be favorable to it.

IF SEPRACOR DOES NOT MAINTAIN CURRENT GOOD MANUFACTURING PRACTICES, THEN THE FDA COULD REFUSE TO APPROVE MARKETING APPLICATIONS. SEPRACOR DOES NOT HAVE THE CAPABILITY TO MANUFACTURE IN SUFFICIENT QUANTITIES ALL OF THE PRODUCTS WHICH MAY BE APPROVED FOR SALE, AND DEVELOPING AND OBTAINING THIS CAPABILITY WILL BE TIME CONSUMING AND EXPENSIVE. The FDA and other regulatory authorities require that Sepracor's products be manufactured according to their Good Manufacturing Practices standards. Sepracor's failure to maintain current Good Manufacturing Practices compliance and/or scale up its manufacturing processes could lead to refusal by the FDA to approve marketing applications. Failure in either respect could also be the basis for action by the FDA to withdraw approvals previously granted and for other regulatory action.

Sepracor's failure to increase its manufacturing capabilities may mean that even if it develops new products, it may not be able to produce them. Sepracor currently operates a manufacturing plant that is compliant with current Good Manufacturing Practices that Sepracor believes can produce commercial quantities of Xoponex and support the production of Sepracor's other possible products in amounts needed for its clinical trials. However, Sepracor will not have the capability to manufacture in sufficient quantities all of the products which may be approved for sale. Accordingly, Sepracor may be required to spend money to expand its current manufacturing facility, build an additional manufacturing facility or contract the production of these drugs to third-party manufacturers.

Sepracor currently has a supply contract with ChiRex that commits Sepracor to purchase through December 31, 2001 all of its annual requirements of those drugs that it will market directly through its specialty sales force, provided ChiRex meets certain pricing, supply and quality control conditions. If ChiRex experiences delays or difficulties in producing, packaging or delivering the drugs, market introduction and subsequent sales of the drugs that Sepracor markets through its specialty sales force could be adversely affected. Under this supply agreement, however, Sepracor retains the right to manufacture commercial quantities of its drugs in its Nova Scotia manufacturing plant.

SEPRACOR COULD BE EXPOSED TO SIGNIFICANT LIABILITY CLAIMS IF IT IS UNABLE TO OBTAIN INSURANCE AT ACCEPTABLE COSTS OR OTHERWISE PROTECT AGAINST POTENTIAL LIABILITY CLAIMS. Sepracor may be subjected to product liability claims that are inherent in the testing, manufacturing, marketing and sale of human health care products. These claims could expose Sepracor to significant liabilities that could prevent or interfere with its product commercialization efforts. Product liability claims could require Sepracor to spend significant time and money in litigation or to pay significant damages. Although Sepracor maintains limited product liability insurance coverage for both the clinical trials and commercialization of Sepracor's products, it is possible that Sepracor will not be able to obtain further product liability insurance on acceptable terms, if at all, and that insurance subsequently obtained will not provide adequate coverage against all potential claims.

THE DEVELOPMENT AND COMMERCIALIZATION OF SEPRACOR'S PRODUCTS COULD BE DELAYED OR TERMINATED IF SEPRACOR'S COLLABORATIVE PARTNERS TERMINATE, OR FAIL TO PERFORM THEIR OBLIGATIONS UNDER, THEIR AGREEMENTS WITH SEPRACOR. Sepracor's ability to commercialize certain drugs that Sepracor develops is likely to depend significantly on its continued ability to enter into collaborative agreements with pharmaceutical companies to fund all or part of the costs to complete the development of these drugs and to manufacture and/or market these drugs. In each of Sepracor's collaborative arrangements and, to the extent that it enters into additional collaborative arrangements, Sepracor depends upon the efforts of its collaboration partners, and these efforts may not be successful. If any of Sepracor's collaboration partners were to breach or terminate their agreements with Sepracor or fail to perform their obligations to Sepracor in a timely manner, the development and commercialization of the products could be delayed or terminated. Any delay or termination of this type could have a material, adverse effect on Sepracor's financial condition and results of operations because Sepracor may be required to expend additional funds to bring its products to commercialization, and milestone or royalty payments from collaborative partners or revenue from product sales, if any, could be delayed or terminated. Any failure or inability by Sepracor to perform some of its obligations under a collaborative agreement could reduce or extinguish the benefits to which Sepracor is otherwise entitled under the agreement.

Currently, Sepracor has five collaboration agreements. Sepracor has licensed to Hoechst Marion Roussell its U.S. patent rights to fexofenadine, which is marketed by Hoechst Marion Roussell as Allegra(R), and is entitled to receive royalties on all U.S. sales of Allegra when the patent on the parent drug expires. Sepracor, however, is currently party to an interference involving Allegra which, if decided against Sepracor, could result in the loss of all or substantially all of the royalties to which it is entitled under the license agreement on future sales of Allegra. See " - Sepracor may not receive milestone or royalty payments if a patent interference in which it is involved is resolved against it." Sepracor has also licensed its worldwide patent rights in desloratadine to Schering-Plough, Ltd., pursuant to which it is entitled to receive royalties from Schering-Plough, Ltd. upon the initial sale of the product. Sepracor has entered into an agreement with Janssen Pharmaceutica N.V., a wholly owned subsidiary of Johnson & Johnson, with respect to norastemizole. On May 14, 1999, Sepracor announced that Janssen had elected not to exercise its option to co-promote norastemizole. Sepracor has exclusively licensed its rights in a compound known as norcisapride to Janssen, and is entitled to receive royalties on product sales beginning upon the first commercial sale. These royalties will escalate upon achievement of sales volume milestones. Sepracor has exclusively licensed its (R)-fluoxetine rights to Eli Lilly and Company, and, in addition to up front license and development milestone payments, is entitled to receive royalties on product sales beginning upon the first commercial sale. This agreement will be effective on the next business day following the expiration or earlier termination of the notice and waiting period under the Hart Scott Rodino Act of 1976. Under the Hart Scott Rodino Act of 1976, Sepracor has received a request from the Federal Trade Commission for additional information in connection with the (R)-fluoxetine agreement.

Sepracor cannot assure you that it will be able to enter into collaborative agreements for ICEs in the future or that the terms of the collaborative agreements, if any will be favorable to Sepracor. The inability to enter into collaborative agreements in the future could delay or preclude the development, manufacture and/or marketing of some of Sepracor's drugs and could have a material adverse effect on Sepracor's financial condition and results of operations because

     - Sepracor may be required to expend additional funds to advance the drugs to commercialization;

     -   revenue from product sales could be delayed; or

     -   Sepracor may elect not to commercialize the drugs.

SEPRACOR HAS SIGNIFICANT LONG-TERM DEBT AND IT MAY NOT BE ABLE TO MAKE INTEREST OR PRINCIPAL PAYMENTS WHEN DUE. As of June 30, 1999, Sepracor's total long-term debt was approximately $491,936,000 and its stockholders' deficit was approximately $57,963,000. Neither the debentures issued in February 1998 nor the debentures issued in December 1998 restrict Sepracor's ability, or its subsidiaries' ability, to incur additional indebtedness, including debt that ranks senior to these debentures. Additional indebtedness of Sepracor may rank senior to or on parity with these debentures in certain circumstances. Sepracor's ability to satisfy its obligations will depend upon Sepracor's future performance, which is subject to many factors, including factors beyond its control. It is possible that Sepracor will be unable to meet its debt service requirements on any of its outstanding debentures. Moreover, Sepracor may be unable to repay the 6-1/4% debentures or 7% debentures at maturity or otherwise in accordance with the debt instruments.

IF SUFFICIENT FUNDS TO FINANCE SEPRACOR'S BUSINESS ARE NOT AVAILABLE TO SEPRACOR WHEN NEEDED OR ON ACCEPTABLE TERMS, THEN SEPRACOR MAY BE REQUIRED TO DELAY, SCALE BACK, ELIMINATE OR ALTER ITS STRATEGY FOR ITS PROGRAMS. Sepracor may require additional funds for its research and product development programs, operating expenses, the pursuit of regulatory approvals and the expansion of Sepracor's production, sales and marketing capabilities. Historically Sepracor has satisfied its funding needs through collaborative arrangements with corporate partners, equity or debt financing. Sepracor cannot assure you that these funding sources will be available to it when needed in the future, or, if available, will be on terms acceptable to Sepracor. Insufficient funds could require Sepracor to delay, scale back or eliminate certain of its research and product development programs or to license third parties to commercialize products or technologies that Sepracor would otherwise develop or commercialize itself. Sepracor's cash requirements may vary materially from those now planned because of factors including:

     -   increased research and development expenses;

     -   patent developments;

     -   relationships with collaborative partners;

     -   the FDA regulatory process; and

     -   Sepracor's capital requirements.

SEPRACOR EXPECTS TO FACE INTENSE COMPETITION AND ITS COMPETITORS HAVE GREATER RESOURCES AND CAPABILITIES THAN SEPRACOR HAS. DEVELOPMENTS BY OTHERS MAY RENDER SEPRACOR'S PRODUCTS OR TECHNOLOGIES OBSOLETE OR NONCOMPETITIVE. Sepracor expects to encounter intense competition in the sale of its future products. If Sepracor is unable to compete effectively, its financial condition and results of operations could be materially adversely affected because Sepracor may use its financial resources to seek to differentiate itself from its competition and because Sepracor may not achieve its product revenue objectives. Many of Sepracor's competitors and potential competitors, which include pharmaceutical companies, biotechnology firms, universities and other research institutions, have substantially greater resources, manufacturing and marketing capabilities, research and development staff and production facilities than Sepracor has. The fields in which Sepracor competes are subject to rapid and substantial technological change. Sepracor's competitors may be able to respond more quickly to new or emerging technologies or to devote greater resources to the development, manufacture and marketing of new products and/or technologies than Sepracor can. As a result, any products and/or technologies that Sepracor may develop may become obsolete or non-competitive before Sepracor can recover expenses incurred in connection with their development.

FLUCTUATIONS IN THE DEMAND FOR PRODUCTS, THE TIMING OF COLLABORATIVE ARRANGEMENTS, EXPENSES AND THE RESULTS OF OPERATIONS OF SEPRACOR'S SUBSIDIARIES WILL CAUSE FLUCTUATIONS IN SEPRACOR'S QUARTERLY OPERATING RESULTS, WHICH COULD CAUSE VOLATILITY IN ITS STOCK PRICE. Sepracor's quarterly operating results are likely to fluctuate significantly which could cause our stock price to be volatile. These fluctuations will depend on factors which include:

     - the timing of collaborative agreements for Sepracor's pharmaceutical development candidates and development costs for those pharmaceuticals;

     -   the timing of product sales and market penetration;

     - the timing of operating expenses, including marketing expenses and the costs of expanding and maintaining a direct sales force;

     -   the timing of significant orders for the products of BioSphere; and

     - the losses of HemaSure and Versicor, to the extent Sepracor is required to recognize these losses.

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

Department managers in every business area participated in the project, under the leadership of a Y2K Project Manager. Sepracor began this project in 1996 so as to incorporate Y2K readiness into its business strategy, and to identify and replace non-compliant systems and procedures as part of its normal operating plan and budget.

Y2K State of Readiness: Sepracor has completed its assessment of the impact of Y2K on its present and future operations, and has identified computer and micro-processor based systems, both hardware and software driven, which could potentially be affected by the turnover to the next century. These components and systems have been tested for Y2K compliance. Those systems which required replacement or modification have been addressed and re-tested. At this point all systems are fully compliant.

Sepracor's goal of achieving full compliance on its internal systems was achieved in July, 1999. The term "Y2K compliant" as used herein means that all Sepracor systems, procedures, and products will correctly identify and process without error all dates, including those calculations which reference leap years, and one or more centuries.

We are now in the process of reviewing Y2K Compliance certifications that were requested from our customers and vendors last quarter. To date, most companies are either fully compliant, or plan to be within our timeframe for the completion of this project. In addition to written requests for Y2K certification, Sepracor continues to contact key suppliers who provide power, telecommunications, or other critical resources to the Company, to review their Y2K status. We have also completed a review of the outsourcing companies who package, test and distribute our products and found them to be in compliance with all Y2K issues.

Completion of this phase of our Y2K readiness project has been delayed, as we are still waiting for some vendors to answer our certification requests. Once we receive all the information requested, we will review our contingency planning needs. We hope to have this activity completed by October 1, 1999.

Y2K Costs: Costs related to Year 2000 issues are funded through the information technology operating budget and represent an immaterial portion of this IT budget. Spending associated with Y2K issues has not caused us to defer any other IT projects.

To date, Sepracor has spent approximately $365,000 to retrofit or replace computer-based systems, which were identified as lacking compliance. This included the migration of all of Sepracor's desktop computers to an operating status Sepracor considers to be Y2K certified, through software upgrades or full system replacements. Sepracor's key telecommunications systems were also upgraded and/or replaced. These costs have been minimal due to the fact that Y2K compliance has been a prerequisite to all new systems acquisitions and maintenance upgrades.

Sepracor estimates that it will incur approximately $100,000 in additional direct costs to complete its Y2K certification efforts. These costs include a contract with an independent auditor to perform a review of its compliance efforts, including contingency planning. The additional funding will also be used to address any system or process replacement requirements that may be identified as these reviews progress.

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

Y2K Contingency Plans: The Company has not formalized a contingency plan to date because there are almost no legacy systems at Sepracor and our systems review did not identify any major issues which would require contingency planning. This requirement will be addressed after the vendor certification process is completed. This contingency plan will include alternate vendor selection if necessary and also address potential manual procedures in areas where systems will not operate properly.

                                     ITEM 3.
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market Risk

The Company is exposed to market risk from changes in interest rates and equity prices, which could affect its future results of operations and financial condition. The Company manages its exposure to these risks through its regular operating and financing activities.

Interest Rates: The Company's available for sale investments and subordinated convertible debentures are sensitive to changes in interest rates. Interest rate changes would result in a change in the fair value of these financial instruments due to the difference between the market interest rate and the rate at the date of purchase of the financial instrument. A 10% decrease in year-end 1998 market interest rates would result in no material impact on the net fair value of the Company's interest-sensitive financial instruments.

Equity Prices: The Company's subordinated convertible debentures are sensitive to fluctuations in the price of the Company's common stock into which the debentures are convertible. Changes in equity prices would result in changes in the fair value of the Company's subordinated convertible debentures due to the difference between the current market price and the market price at the date of issuance of debentures. A 10% increase in the year-end 1998 market equity prices would result in an increase of $38,600,000 on the net fair value of the Company's subordinated convertible debentures.


                                     PART II
                                OTHER INFORMATION

Item 1.  Legal proceedings.

On February 12, 1999, the Federal Trade Commission ("FTC") issued a request for additional information or documentary materials relating to the Company's exclusive license agreement with Eli Lilly and Company (the "Lilly Agreement"). The purpose of the request was to investigate whether or not the Lilly Agreement constitutes a violation of Section 5 of the Federal Trade Commission Act and
Section 7 of the Clayton Act. The Company is in the process of responding to the request. At the conclusion of its investigation, the FTC could institute proceedings seeking to modify the Lilly Agreement or to prevent it from becoming effective. While the Company believes that the Lilly Agreement does not constitute a violation of the above-mentioned laws, the Company is unable to predict the outcome of the proceeding.

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

If Sepracor prevails in the interference, Sepracor will retain all of its claims in its issued patent. If, however, Sepracor loses the interference, HMRI will be issued a U.S. patent containing its claims involved in the interference and may not be obligated to pay Sepracor milestone or royalty payments pursuant to the terms of the license agreement whereby Sepracor licensed its U.S. patent rights covering fexofenadine to HMRI in 1993. Sepracor and HMRI have agreed to resolve the interference by arbitration. The arbitration is ongoing and a decision, once rendered, must be submitted to the PTO for final approval. The proceedings are ongoing and the Company is unable to predict the outcome.

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

On June 30, 1999, the PTO declared an interference between certain claims of Sepracor's issued method-of-use patent relating to (+)-zopiclone, and a claim in a Rhone-Poulenc Rorer S.A. ("RPR") patent application relating to a method of improving sleep quality or time in a human by the administration of (+)-zopiclone. If Sepracor prevails in the interference, Sepracor will retain all of its claims in its issued patent. If, however, Sepracor loses the interference, RPR will be issued a U.S. patent containing its claim involved in the interference, and Sepracor will lose its claims involved in the interference but retain the claims in its issued patents that are not involved in the interference. The interference proceeding is in the early stages. While the Company is unable to predict the outcome, it believes that the interference will have no effect on its development of (+)-zopiclone metabolites.

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

In October 1997, the U.S. District Court of the Eastern District of New York granted in part Pall's summary judgment motion and held that the LeukoNet product infringes a single claim from the '321 Patent. HemaSure has terminated the manufacture, use, sale and offer for sale of the filter subject to the court's order. HemaSure appealed the October 1997 decision to the Court of Appeals for the Federal Circuit. In June 1999, the Court of Appeals for the Federal Circuit determined that the LeukoNet product did not infringe the claim of the '321 patent.

With respect to the second action concerning U.S. Patent No's. 4,952,572 (the "'572 Patent") and 4,340,479 (the "'479 patent"), HemaSure has answered the complaint stating that it does not infringe any claim of the asserted patents. Further, HemaSure has counterclaimed for declaratory judgment of invalidity, noninfringement and unenforceability of the '572 Patent. Pall has amended its complaint to add Lydall, Inc. ("Lydall"), whose subsidiary supplied filter media for the LeukoNet product, as a co-defendant and has dropped its claim that the LeukoNet product infringes the '479 patent. HemaSure has filed for summary judgment of noninfringement, and Pall has cross-filed for summary judgment of infringement at the same time. Lydall supported HemaSure's motion for summary judgment of noninfringement, and has served a motion for summary judgment that the asserted claims of the '572 Patent are invalid as a matter of law. Discovery has been completed in the action.

On April 5, 1999, HemaSure and COBE BCT, Inc. ("COBE") filed a complaint for declaratory relief against Pall in the U.S. District Court of Colorado. HemaSure and COBE seek declaratory relief that Pall's U.S. patent No's. 4,925,572, 5,229,012, 5,344,561, 5,451,321, 5,501,795 and 5,863,436 are invalid and not infringed by HemaSure's r\LS filter and methods of using the r\LS filter. Pall moved to dismiss, to transfer, or, in the alternative, to stay this action and HemaSure and COBE opposed Pall's motion. On July 16, 1999 the U.S. District Court of Colorado denied Pall's motion.

On April 23, 1999, Pall filed a complaint against HemaSure and COBE in the Eastern District of New York ("EDNY") alleging that HemaSure's r\LS filter infringes Pall's '572 patent, tortiously interfered and unfairly competed with Pall's business. HemaSure was served with the complaint on April 30, 1999. On May 19, 1999, Pall filed an amended complaint in the EDNY adding Sepracor Inc., COBE Laboratories, Inc. and Gambro, A.B. as defendants and alleging that Sepracor induced and contributed to HemaSure's alleged infringement of Pall's '572 patent, and allegedly tortiously interfered and unfairly competed with Pall's business. Sepracor was served with the amended complaint on June 1, 1999. HemaSure and COBE have moved to dismiss, transfer, or stay the action, and Pall has opposed the motion.

HemaSure believes, based on advice of its legal counsel, that a properly informed court should conclude that the manufacture, use and/or sale by HemaSure or its customers of the LeukoNet product and the r\LS product did not infringe any valid enforceable claim of the Pall patents. However, there can be no assurance that HemaSure will prevail in the pending litigation, and an adverse outcome in a patent infringement action would have a material adverse effect on HemaSure's financial condition and future business and operations.

Sepracor believes, based on advice of its legal counsel, that a properly informed court should conclude that Pall's suit against Sepracor should be dismissed. However, there can be no assurance that this suit will be dismissed or that Sepracor will prevail in the pending litigation.

Items 2 - 3 None

Item 4   Submission of Matters to a Vote of Security Holders

         At the Company's Annual Meeting of stockholders held on May 19, 1999 (the "Annual Meeting"), the following proposals were approved as further specified below:

1.       Election of two Class II Directors:

                                       For              Withheld Authority
                                       ---              ------------------
         Timothy J. Barberich       29,899,823                110,036
         Keith Mansford, Ph.D.      29,885,249                124,610

         The following directors' terms of office continued after the Annual
         Meeting:

         James G. Andress
         Digby W. Barrios
         Robert J. Cresci
         James F. Mrazek
         Alan A. Steigrod

2. Approval of amendment to the Company's Restated Certificate of Incorporation, as amended, increasing from 80,000,000 to 140,000,000 the number of authorized shares of Common Stock.

             For           Against          Abstain      Broker Non-Votes
             ---           -------          -------      ----------------
         20,039,437        906,716          63,706            --

3.       Approval of the 1999 Director Stock Option Plan.

             For           Against          Abstain      Broker Non-Votes
             ---           -------          -------      ----------------
         17,575,284        5,800,793        154,931         6,478,851

4.       Approval of amendment to the Company's 1991 Restated Stock Option Plan.

             For           Against          Abstain      Broker Non-Votes
             ---           -------          -------      ----------------
         14,721,023        8,653,890        156,095          6,478,851

Item 6.  Exhibits and Reports on Form 8-K

a)       Exhibits:

          3.1 Restated Certificate of Incorporation, as amended.

         27.1 Financial Data Schedule

b)       Reports on Form 8-K

         1. Form 8-K filed with the Securities and Exchange Commission on May 18, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  SEPRACOR INC.



Date:    August 16, 1999            /s/ Timothy J. Barberich
                                    ------------------------------------------
                                    Timothy J. Barberich
                                    President and Chief
                                    Executive Officer
                                    (Principal Executive Officer)



Date:    August 16, 1999            /s/ Robert F. Scumaci
                                    ------------------------------------------
                                    Robert F. Scumaci
                                    Senior Vice President
                                    of Finance and Administration
                                    (Principal Accounting Officer)