Form 10-Q
period 1999-09-30
SEPRACOR INC /DE/
filed 1999-11-12
CIK 877357

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

   /X/       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: SEPTEMBER 30, 1999
                                       OR

   / /       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to ______________

                         COMMISSION FILE NUMBER 0-19410

                            ------------------------

                                 SEPRACOR INC.
                         -----------------------------

             (Exact Name of Registrant as Specified in its Charter)

               DELAWARE                                     22-2536587
      --------------------------                    --------------------------
    (State or Other Jurisdiction of              (I.R.S. Employer Identification
    Organization or Incorporation)                           number)

               111 LOCKE DRIVE, MARLBOROUGH, MASSACHUSETTS 01752
          -----------------------------------------------------------
              (Address of Principal Executive Offices) (Zip Code)

                                 (508) 481-6700
                                  ------------
              (Registrant's Telephone Number, Including Area Code)

                            ------------------------

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

    COMMON STOCK, PAR VALUE $.10 PER SHARE, 33,135,047 SHARES OUTSTANDING AT NOVEMBER 5, 1999.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 SEPRACOR INC.
                                     INDEX

Part I--Financial Information
Item 1. Consolidated Condensed Financial Statements
  Consolidated Condensed Balance Sheets as of September 30, 1999 and December 31, 1998
    (Unaudited)...........................................................................      3
  Consolidated Statements of Operations for the Three and Nine Month Periods Ended
    September 30, 1999 and 1998 (Unaudited)...............................................      4
  Consolidated Statements of Cash Flows for the Nine Month Periods Ended
    September 30, 1999 and 1998 (Unaudited)...............................................      5
  Notes to Consolidated Interim Financial Statements......................................      6
Item 2. Management's Discussion and Analysis of Financial Condition
  and Results of Operations...............................................................     12
Item 3. Quantitative and Qualitative Disclosure About Market Risk.........................     23

Part II--Other Information
Item 1. Legal Proceedings.................................................................     24
Item 6. Exhibits and Reports on Form 8-K..................................................     25
Signatures................................................................................     26

                                 SEPRACOR INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1999            1998
                                                              -------------   ------------
ASSETS

Current Assets:
  Cash and cash equivalents.................................    $ 30,560        $295,323
  Marketable securities.....................................     347,238         204,274
  Accounts receivable, net..................................       2,827              --
  Inventories, net..........................................       6,208              --
  Other current assets......................................       5,074           3,386
                                                                --------        --------
  Total Current Assets......................................     391,907         502,983

Property, plant and equipment, net..........................      18,963          16,508
Deferred financing costs, net...............................      13,286          15,119
Patents and intangible assets, net..........................      21,156           2,677
Investment in affiliates....................................       2,058           1,490
Net assets from discontinued operations.....................          --          10,325
Other assets................................................       1,228             158
                                                                --------        --------
  Total Assets..............................................    $448,598        $549,260
                                                                ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
  Accounts payable..........................................    $  7,564        $  9,290
  Accrued expenses..........................................      44,113          31,275
  Notes payable and current portion of capital lease
    obligation and long-term debt...........................         446           2,410
  Deferred revenue and other current liabilities............       2,658           2,502
                                                                --------        --------
  Total Current Liabilities.................................      54,781          45,477

Loan guarantee of affiliate.................................       5,000           5,000
Long-term debt and capital lease obligation.................       2,176           2,435
Convertible subordinated debentures.........................     489,475         489,475
                                                                --------        --------
  Total Liabilities.........................................     551,432         542,387

Minority interest...........................................       1,462           2,445

Stockholders' Equity (Deficit)
  Preferred stock...........................................          --              --
  Common stock..............................................       3,311           3,266
  Additional paid-in capital................................     321,954         307,668
  Unearned compensation, net................................        (119)           (144)
  Accumulated deficit.......................................    (428,986)       (306,311)
  Accumulated other comprehensive income (loss).............        (456)            (51)
                                                                --------        --------
Total Stockholders' Equity (Deficit)........................    (104,296)          4,428
                                                                --------        --------
  Total Liabilities and Stockholders' Equity (Deficit)......    $448,598        $549,260
                                                                ========        ========

                  The accompanying notes are an integral part
                    of the consolidated financial statements

                                 SEPRACOR INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                              THREE MONTH PERIODS ENDED       NINE MONTH PERIODS ENDED
                                            -----------------------------   -----------------------------
                                            SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                1999            1998            1999            1998
                                            -------------   -------------   -------------   -------------
Revenues:
  Product.................................     $  2,392        $     34       $   7,619        $    124
  Collaborative research and
    development...........................           --           1,368           2,390           3,618
  License fees............................           --               8              11           5,038
  Royalties...............................           91              61             201             175
                                               --------        --------       ---------        --------
    Total Revenues........................        2,483           1,471          10,221           8,955
Cost of revenues:
  Product.................................          877              20           2,157              75
  License fees............................           --              --              --             400
  Royalties...............................           29              21              70              57
                                               --------        --------       ---------        --------
    Total Cost of Revenues................          906              41           2,227             532
    Gross Margin..........................        1,577           1,430           7,994           8,423
Operating Expenses:
  Research and development................       34,690          20,151          77,252          43,490
  Sales and marketing.....................       15,560           6,460          30,935          11,820
  General and administrative..............        3,512           2,115          10,257           5,918
  Patent costs............................        1,024             476           2,554           1,412
                                               --------        --------       ---------        --------
    Total Operating Expenses..............       54,786          29,202         120,998          62,640
                                               --------        --------       ---------        --------
Loss from operations......................      (53,209)        (27,772)       (113,004)        (54,217)
Other income (expense):
  Interest income.........................        5,304           3,483          16,975           9,459
  Interest expense........................       (8,276)         (4,502)        (24,834)        (12,132)
  Other income (expense)..................           70              87             132             (43)
  Equity in loss of investees.............           --            (600)         (2,509)         (1,846)
                                               --------        --------       ---------        --------
    Total Other Income (Expense)..........       (2,902)         (1,532)        (10,236)         (4,562)
                                               --------        --------       ---------        --------
Net loss before minority interests........      (56,111)        (29,304)       (123,240)        (58,779)
Minority interest in subsidiary...........          362             134             910             291
                                               --------        --------       ---------        --------
Net loss from continuing operations.......     $(55,749)       $(29,170)      $(122,330)       $(58,488)
                                               --------        --------       ---------        --------
Discontinued Operations:
  Loss from discontinued operations (net
    of minority interests)................           --            (458)           (345)           (442)
                                               --------        --------       ---------        --------
Net loss..................................     $(55,749)       $(29,628)      $(122,675)       $(58,930)
                                               --------        --------       ---------        --------
Basic and diluted net loss per common
  share from continuing operations........     $  (1.68)       $  (1.03)      $   (3.72)       $  (2.08)
                                               --------        --------       ---------        --------
Basic and diluted net loss per common
  share from discontinued operations......     $     --        $  (0.02)      $   (0.01)       $  (0.02)
                                               --------        --------       ---------        --------
Basic and diluted net loss per common
  share...................................     $  (1.68)       $  (1.05)      $   (3.73)       $  (2.10)
                                               --------        --------       ---------        --------
Shares used in computing basic and diluted
  net loss per common share:
  Basic and diluted.......................       33,098          28,315          32,873          28,092
                                               --------        --------       ---------        --------

                  The accompanying notes are an integral part
                    of the consolidated financial statements

                                 SEPRACOR INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                NINE MONTH PERIODS ENDED
                                                              -----------------------------
                                                              SEPTEMBER 30,   SEPTEMBER 30,
                                                                  1999            1998
                                                              -------------   -------------
Cash flows from operating activities:
Net loss....................................................    $(122,675)      $ (58,930)
Less: Net loss from discontinued operations
  (net of minority interests)...............................         (345)           (442)
                                                                ---------       ---------
    Net loss from continuing operations.....................     (122,330)        (58,488)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Minority interests in subsidiaries........................         (910)           (291)
  Depreciation and amortization.............................        5,134           2,827
  Provision for discounts and allowances....................           82              --
  Equity in investee losses.................................        2,509           1,846
  Loss on disposal of property and equipment................            6              14
Changes in operating assets and liabilities:
  Accounts receivable.......................................       (2,143)         (2,224)
  Inventories...............................................       (5,814)             --
  Other current assets and liabilities......................       (2,553)            717
  Accounts payable..........................................       (2,097)            819
  Accrued expenses..........................................       12,499          12,768
                                                                ---------       ---------
    Net cash used in operating activities:..................     (115,617)        (42,012)
Cash flows used in investing activities:
  Purchases of marketable securities........................     (832,481)       (210,916)
  Sales of marketable securities............................      689,517         111,510
  Additions to property and equipment.......................       (5,567)         (4,533)
  Purchase of intangible assets.............................      (10,000)             --
  Investment in affiliate...................................       (2,000)             75
  Promissory note to affiliate..............................         (500)             --
  Decrease in other assets..................................          148             567
                                                                ---------       ---------
    Net cash used in investing activities:..................     (160,883)       (103,297)
Cash flows from financing activities:
  Net proceeds from issuance of common stock................        5,304           4,760
  Issuance of warrants......................................           --              31
  Repurchase of redeemable preferred stock..................           --          (6,850)
  Proceeds from sale of 6 1/4% debentures due 2005..........           --         189,475
  Costs associated with 6 1/4% debentures due 2005..........           --          (6,105)
  Costs associated with 7% debentures due 2005..............         (276)             --
  Net repayments of long-term debt and capital leases.......         (794)         (1,006)
  Net borrowings (repayments) under line of credit
    agreements..............................................       (2,032)          1,917
                                                                ---------       ---------
    Net cash provided by financing activities...............        2,202         182,222
Effect of exchange rates on cash and cash equivalents.......         (405)           (308)
                                                                ---------       ---------
Net increase (decrease) in cash and cash equivalents........     (274,703)         36,605
Net cash provided by discontinued operations................        9,940             182
Cash and cash equivalents at beginning of period............      295,323          82,579
                                                                ---------       ---------
Cash and cash equivalents at end of period..................    $  30,560       $ 119,366
Non cash activities:
Common stock issued for intangible asset....................    $  (7,950)      $      --
Acquisition of BioSphere Medical:
  Liabilities assumed.......................................    $  (1,493)      $      --
  Fair value of assets acquired.............................        1,493       $      --

                  The accompanying notes are an integral part
                    of the consolidated financial statements

                                    ITEM 1.

               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.  Basis of presentation:

    The accompanying consolidated interim financial statements are unaudited and have been prepared on a basis substantially consistent with the audited financial statements. Certain information and footnote disclosures normally included in Sepracor's annual financial statements have been condensed or omitted. The year-end consolidated condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The consolidated interim financial statements, in the opinion of management, reflect all adjustments (including normal recurring accruals) necessary for a fair presentation of the results for the interim periods ended September 30, 1999 and 1998.

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

    The consolidated interim financial statements include the accounts of Sepracor Inc. ("Sepracor") and its majority and wholly owned subsidiaries, including BioSphere Medical Inc. ("BioSphere") formerly BioSepra Inc., and Sepracor Canada Limited.

2.  Discontinued operations:

    On May 17, 1999, BioSphere completed the sale of substantially all its assets related to its biopharmaceutical drug purification and research consumable business to Life Technologies for net cash proceeds of approximately $11,158,000.

    Sepracor's results of operations and the related footnote information for the three and nine months ended September 30, 1999 and 1998 exclude the results of the BioSphere biopharmaceutical drug purification and research consumable business from continuing operations, revenues and other components of income and expense. The discontinued operations results are presented separately in a single caption entitled "Loss from discontinued operations, net of minority interests." The loss for the nine-month period ended September 30, 1999 includes a $69,000 loss on the sale of the discontinued assets. Revenues from the discontinued operations were $0 and $2,521,000 for the three and nine months ended September 30, 1999, respectively, and $1,220,000 and $4,853,000 for the three and nine months ended September 30, 1998, respectively. The loss from discontinued operations, net of minority interests, was $0 and $345,000 for the three and nine months ended September 30, 1999, respectively, and was $458,000 and $442,000 for the three and nine months ended September 30, 1998, respectively.

    The consolidated statements of cash flows for the nine months ended September 30, 1999 includes discontinued operations and 1998 has been restated to reflect the discontinued operation. The cash flows from discontinued operations have been summarized into a single line entitled "net cash provided from discontinued operations."

                                    ITEM 1.

3.  Inventories, patents and intangible assets, net:

    Inventories consist of the following:

(IN THOUSANDS)                                                SEPTEMBER 30, 1999   DECEMBER 31, 1998
--------------                                                ------------------   -----------------
Raw materials...............................................        $2,312             $      --
Work in progress............................................           923                    --
Finished goods..............................................         2,973                    --
                                                                    ------             ---------
                                                                    $6,208             $      --

    At September 30, 1999, the inventory balances related primarily to Xopenex inventory. At December 31, 1998, the net assets of BioSphere's discontinued operations included inventory of $3,572,000.

    Patents and intangible assets, net of amortization, were $21,156,000 and $2,677,000 at September 30, 1999 and December 31, 1998, respectively.

    In August 1999, Sepracor paid Georgetown University $10,000,000 in cash and issued 100,000 shares of Sepracor common stock to obtain all rights, title and interest held by Georgetown relating to terfenadine carboxylate, norastemizole, intraconazole enantiomers, and ketoconazole enantiomers. The intellectual property rights purchased from Georgetown are being amortized over a ten year period.

4.  Basic and diluted net loss per common share:

    Basic net loss per common share ("EPS") excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is based upon the weighted average number of common shares outstanding during the period plus the additional weighted average common equivalent shares during the period. Common equivalent shares are not included in the per share calculations where the effect of their inclusion would be anti-dilutive. Common equivalent shares result from the assumed conversion of preferred stock and convertible debt and the assumed exercises of outstanding stock options, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method. For the three and nine months ended September 30, 1999 and 1998, basic and diluted net loss per common share is computed based on the weighted-average number of common shares outstanding during the period, because the effect of common stock equivalents would be anti-dilutive.

    Included in the three and nine months ended September 30, 1999 and 1998 net loss applicable to common shares is $0, and $0, and $0 and $150, respectively, of dividends relating to series B redeemable exchangeable preferred stock (see table below). Certain securities were not included in the computation of diluted earnings per share for the three and nine months ended September 30, 1999 and 1998, because they would have an anti-dilutive effect due to net losses for such periods. These securities include: (i) options to purchase 5,325,605 shares of common stock with purchase prices of $2.00 to $118.25 per share for the three and nine months ended September 30, 1999 and options to purchase 4,535,312 shares of common stock with purchase prices of $1.00 to $48.63 per share for the three and nine months ended September 30, 1998; and (ii) 6,402,381 shares of common stock for issuance upon conversion of the 7% convertible subordinated debentures due 2005 and the 6 1/4% convertible subordinated debentures due 2005 for the three and nine months ended September 30, 1999 and 8,101,302 shares of common stock for

                                    ITEM 1.

issuance upon conversion of the 7% convertible subordinated debentures due 2002 and the 6 1/4% convertible subordinated debentures due 2005 for the three and nine months ended September 30, 1998.

                                              THREE MONTH PERIODS ENDED       NINE MONTH PERIODS ENDED
                                            -----------------------------   -----------------------------
                                            SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
(IN THOUSANDS)                                  1999            1998            1999            1998
--------------                              -------------   -------------   -------------   -------------
Net loss applicable to common shares:
Net loss..................................     $(55,749)       $(29,628)      $(122,675)       $(58,930)
Dividends on preferred stock..............           --              --              --            (150)
                                               --------        --------       ---------        --------
Net loss applicable to common shares:.....     $(55,749)       $(29,628)      $(122,675)       $(59,080)

5.  Comprehensive income (loss):

    Total comprehensive income (loss) is comprised of net income (loss) and net currency translation adjustments.

                                              THREE MONTH PERIODS ENDED       NINE MONTH PERIODS ENDED
                                            -----------------------------   -----------------------------
                                            SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
(IN THOUSANDS)                                  1999            1998            1999            1998
--------------                              -------------   -------------   -------------   -------------
Comprehensive income (loss):
Net loss..................................     $(55,749)       $(29,628)      $(122,675)       $(58,930)
Cumulative translation adjustment.........         (218)            (98)           (405)           (238)
                                               --------        --------       ---------        --------
Total comprehensive income (loss).........     $(55,967)       $(29,726)      $(123,080)       $(59,168)

6.  Business segments:

    Sepracor is a research based pharmaceutical company engaged in the discovery, development and marketing of pharmaceutical products. Previously, the Company presented information with BioSphere as a separate segment and included an "other" column for equity in investee losses and minority interests. Based on BioSphere discontinuing a material portion of its operations, Sepracor management has reviewed information as one business segment since June 1999.

7.  Summarized financial information regarding affiliates:

    HemaSure

    On February 25, 1999, Sepracor entered into an agreement with HemaSure pursuant to which Sepracor invested $2,000,000 in HemaSure in exchange for 1,333,334 shares of HemaSure common stock and for warrants to purchase 667,000 additional shares of HemaSure common stock.

    On May 4, 1999, HemaSure completed a private placement financing with COBE Laboratories, Inc. ("COBE LABS"), which is wholly-owned by Gambro AB. COBE LABS purchased 4.5 million shares of HemaSure common stock for an aggregate purchase price of $9.0 million. As a result of this investment, COBE LABS acquired approximately 30% of HemaSure's outstanding common stock and Sepracor's ownership of HemaSure was reduced to approximately 29%. The agreement also provides COBE LABS with an option to purchase an additional $3 million of HemaSure common stock at any time between August 3, 1999 and May 3, 2000. Should COBE LABS exercise its option, the number of shares to be issued will be based upon the average closing price of HemaSure's common stock for the 30-day period prior to the exercise.

    For the nine month period ended September 30, 1999, Sepracor recognized $2,000,000 as its ownership share of HemaSure losses. Sepracor's investment in HemaSure is zero at September 30, 1999.

                                    ITEM 1.

    Versicor

    On March 31, 1999, Versicor sold 500,000 shares of preferred stock to Novartis Pharma AG, as part of a joint collaboration to discover certain new antibacterials.

    On April 2, 1999, Versicor sold 500,000 shares of preferred stock to Pharmacia & Upjohn, as part of a joint collaboration to discover certain new antibacterials.

    As a result of the Novartis and Pharmacia & Upjohn equity investments in Versicor, Sepracor recorded a gain of $1,077,000 which was recorded through additional paid-in-capital and Sepracor's ownership percentage of Versicor was reduced to approximately 18%. Effective April 1999, Sepracor has changed its accounting for its investment in Versicor to the cost method of accounting from the equity method. Sepracor recorded $508,741 as its share of Versicor losses through April, 1999. At September 30, 1999, Sepracor's investment in Versicor was approximately $2,058,000.

    On June 29, 1999, Sepracor loaned Versicor $500,000 under a promissory note agreement.

    The following is the summarized income statement information for the Company's subsidiaries HemaSure and Versicor for the three and nine month periods ended September 30, 1999 and 1998:

                                              THREE MONTH PERIODS ENDED       NINE MONTH PERIODS ENDED
                                            -----------------------------   -----------------------------
                                            SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
(IN THOUSANDS)                                  1999            1998            1999            1998
--------------                              -------------   -------------   -------------   -------------
HemaSure:
Net sales.................................     $   119         $    --         $    132        $    25
Gross profit (loss).......................        (530)             --           (1,300)          (632)
Loss from operations......................      (2,236)         (2,667)          (6,953)        (9,029)
Net loss..................................     $(2,543)        $(2,682)        $ (7,934)       $(8,974)

Versicor:
Net sales.................................     $ 1,550         $    --         $  3,200        $    --
Gross profit (loss).......................       1,550              --            3,200             --
Loss from operations......................      (1,286)         (2,429)         (15,138)        (8,614)
Net loss..................................     $(1,467)        $(2,386)        $(15,340)       $(8,392)

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

    The interference declared on June 30, 1999 between Sepracor and Rhone-Poulenc Rorer S.A. ("RPR") relating to (+)-zopiclone will be dissolved by Sepracor's agreement with RPR of October 7, 1999, under which RPR's involved patent application will be assigned to Sepracor. (See Note 9, Subsequent events)

    All legal proceedings between Sepracor and Hoechst Marion Roussel ("HMR") relating to fexofenadine, including foreign litigation and the interference between Sepracor and HMR, have been settled

                                    ITEM 1.

by Sepracor's agreement with HMR of September 1, 1999. (See Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations)

    HemaSure is a defendant in two lawsuits brought by Pall Corporation ("Pall"). In complaints filed in February 1996 and November 1996, Pall alleged that HemaSure's manufacture, use and/or sale of the LeukoNet product infringes upon three patents held by Pall. On October 14, 1996, in connection with the first action concerning U.S. Patent No. 5,451,321 (the "321 Patent"), HemaSure filed a motion for summary judgment of noninfringement. Pall filed a cross motion for summary judgment of infringement at the same time. In October 1997, the U.S. District Court of the Eastern District of New York ("EDNY") granted in part Pall's summary judgment motion and held that the LeukoNet product infringes a single claim from the "321 Patent. HemaSure has terminated the manufacture, use, sale and offer for sale of the filter subject to the court's order. HemaSure appealed the October 1997 decision to the Court of Appeals for the Federal Circuit. In June 1999, the Court of Appeals for the Federal Circuit determined that the LeukoNet product did not infringe the claim of the "321 patent.

    With respect to the second action concerning U.S. Patent No's. 4,952,572 (the "572 Patent") and 4,340,479 (the "479 patent"), HemaSure has answered the complaint stating that it does not infringe any claim of the asserted patents. Further, HemaSure has counterclaimed for declaratory judgment of invalidity, noninfringement and unenforceability of the "572 Patent. Pall has amended its complaint to add Lydall, Inc. ("Lydall"), whose subsidiary supplied filter media for the LeukoNet product, as a co-defendant and has dropped its claim that the LeukoNet product infringes the "479 patent. HemaSure has filed for summary judgment of noninfringement, and Pall has cross-filed for summary judgment of infringement at the same time. Lydall supported HemaSure's motion for summary judgment of noninfringement, and has served a motion for summary judgment that the asserted claims of the "572 Patent are invalid as a matter of law. Discovery has been completed in the action.

    On April 5, 1999, HemaSure and COBE BCT, Inc. ("COBE BCT") filed a complaint for declaratory relief against Pall in the U.S. District Court of Colorado. HemaSure and COBE BCT seek declaratory relief that Pall's U.S. Patent No's. 4,925,572, 5,229,012, 5,344,561, 5,451,321, 5,501,795 and 5,863,436 are invalid and not infringed by HemaSure's r\LS filter and methods of using the r\LS filter. Pall moved to dismiss, to transfer, or, in the alternative, to stay this action and HemaSure and COBE BCT opposed Pall's motion. On July 16, 1999, the U.S. District Court of Colorado denied Pall's motion to transfer and on September 30, 1999 the court denied Pall's motion to dismiss. Discovery is now proceeding.

    On April 23, 1999, Pall filed a complaint against HemaSure and COBE BCT in the EDNY alleging that HemaSure's r\LS filter infringes Pall's "572 patent, tortuously interfered and unfairly competed with Pall's business. HemaSure was served with the complaint on April 30, 1999. On May 19, 1999, Pall filed an amended complaint in the EDNY adding Sepracor, COBE Laboratories, Inc. ("COBE LABS"), Gambro, A.B. as defendants and alleging that Sepracor induced and contributed to HemaSure's alleged infringement of Pall's "572 patent, and allegedly tortuously interfered and unfairly competed with Pall's business. Sepracor was served with the amended complaint on June 1, 1999. Sepracor, HemaSure and COBE LABS have moved to dismiss, transfer, or stay the action, and Pall has opposed the motion.

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

                                    ITEM 1.

    Sepracor believes, based on advice of its legal counsel, that a properly informed court should conclude that Pall's suit against Sepracor should be dismissed. However, there can be no assurance that this suit will be dismissed or that Sepracor will prevail in the pending litigation.

9.  Subsequent events:

    On October 7, 1999, Sepracor announced that it had entered into an agreement with Rhone-Poulenc Rorer SA, whereby Sepracor has exclusively licensed RPR's pre-clinical, clinical and post-marketing surveillance data package relating to zopiclone, its isomers and metabolites, to develop, make, use and sell (+)-zopiclone in the United States. RPR will assign all U.S. patent applications relating to (+)-zopiclone to Sepracor. Pursuant to the agreement, RPR retains the right under the licensed data package to manufacture (+)-zopiclone in the U.S. for non-U.S. markets. In addition, Sepracor has paid a license fee to RPR and will pay a royalty to RPR on (+)-zopiclone product sales, if any, in the United States. Sepracor may also be required to pay RPR milestone payments.

    On October 5, 1999, COBE Laboratories, Inc. exercised its option to purchase $3 million of HemaSure common stock as part of its May 1999 private placement agreement with HemaSure. As a result of the transaction, Sepracor's ownership of HemaSure was reduced to approximately 27%.

    On October 29, 1999, Versicor completed a private placement financing arrangement of approximately $40 million. As a result of the transaction, Sepracor paid an additional $500,000 to Versicor under a promissory note agreement and Sepracor's $1,000,000 note receivable was then converted into Versicor preferred stock. Sepracor's ownership of Versicor was reduced to approximately 11%.

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

OVERVIEW

    The consolidated interim financial statements include the accounts of Sepracor Inc. ("Sepracor") and its majority and wholly owned subsidiaries, including BioSphere Medical Inc. ("BioSphere"), which was formerly known as BioSepra Inc.("BioSepra") and Sepracor Canada Limited.

    On February 25, 1999, Sepracor entered into an agreement with HemaSure pursuant to which Sepracor invested $2,000,000 in HemaSure in exchange for 1,333,334 shares of HemaSure common stock and for warrants to purchase 667,000 of additional shares of HemaSure common stock.

    On February 25, 1999, BioSphere acquired 51% of the outstanding common stock of BioSphere Medical, S.A. ("BioSphere SA"). BioSphere acquired the 51% ownership by granting an exclusive license pertaining to certain patents and technology and the transfer of certain other technology to BioSphere SA. BioSphere has the option to acquire the remaining 49% of the outstanding common stock of BioSphere SA, through December 31, 2004. The results of operations for BioSphere SA are included in BioSphere's operations from the date of acquisition. The historical results of operations of BioSphere SA are not material to BioSphere's financial statements.

    On March 26, 1999, Sepracor announced it had received final approval from the U.S. Food and Drug Administration to market Xopenex(TM) (levalbuterol HCI) inhalation solution in two dosage strengths for use with a nebulizer for the treatment and prevention of bronchospasm. In April 1999, commercial sales of Xopenex commenced.

    On May 14, 1999, Sepracor announced that Johnson & Johnson elected not to exercise its option to co-promote norastemizole under the agreement, effective January 1998, between Sepracor and Johnson & Johnson (the "Norastemizole Agreement"). Sepracor will continue to fund clinical development and marketing of the drug, which is currently in Phase III clinical trials. Under the terms of the Norastemizole Agreement, Sepracor has worldwide rights to all Johnson & Johnson intellectual property covering norastemizole, including the right to reference data from the astemizole New Drug Application ("NDA"), for manufacture, development, and marketing of prescription norastemizole products. In exchange, Johnson & Johnson will receive a royalty on Sepracor's product sales, if any.

    On May 17, 1999, BioSepra sold substantially all its assets related to its biopharmaceutical drug purification and research consumable business to Life Technologies for net cash proceeds of approximately $11,158,000. As a result of the sale, BioSepra has restated prior year and prior quarter consolidated financial statement amounts to reflect this business as a discontinued operation and changed its name to BioSphere Medical Inc.

    On June 1, 1999, Sepracor announced a licensing agreement with UCB Farchim SA, an affiliate of UCB ("UCB"), relating to levocetirizine, an isomer of ZYRTEC (racemic cetirizine). Under terms of the agreement, Sepracor has exclusively licensed to UCB all of Sepracor's issued patents and pending patent applications regarding levocetirizine in Europe and all other countries, except the United States and Japan. UCB will begin to pay Sepracor royalties upon first product sales, if any, and royalties will escalate upon achievement of sales volume milestones.

    On September 1, 1999, Hoechst Marion Roussel ("HMR") and Sepracor announced the amendment of an existing business arrangement related to fexofenadine. The amended arrangement settles all patent issues between the two companies involving the nonsedating antihistamine developed and marketed by HMR. Under the terms of a US agreement, Sepracor and HMR have settled an ongoing arbitrated patent interference involving their US patent properties, and HMR now owns the Sepracor patent properties. HMR also obtained an exclusive license to various other Sepracor US patent applications related to fexofenadine. Sepracor will receive royalties on fexofenadine sales, if any, in the US upon expiration of HMR's composition of matter patent in mid-February 2001. Under the terms of a separate ex-US agreement, HMR obtained an exclusive license to Sepracor's patents that had been subject of litigation in Europe, as well as various other patent oppositions between the two companies outside the US. All legal actions outside the US have been settled and Sepracor is entitled to royalties on fexofenadine product sales effective March 1, 1999 in countries where it has patents in place.

    On October 7, 1999, Sepracor announced that it had entered into an agreement with Rhone-Poulenc Rorer SA ("RPR"), whereby Sepracor has exclusively licensed RPR's pre-clinical, clinical and post-marketing surveillance data package relating to zopiclone, its isomers and metabolites, to develop, make, use and sell (+)-zopiclone in the United States. RPR will assign all U.S. patent applications relating to (+)-zopiclone to Sepracor. Pursuant to the agreement, RPR retains the right under the licensed data package to manufacture (+)-zopiclone in the U.S. for non-U.S. markets. In addition, Sepracor has paid a license fee to RPR and will pay a royalty to RPR on (+)-zopiclone product sales, if any, in the United States. Sepracor may also be required to pay RPR milestone payments.

THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 1998

    Product revenues were $2,392,000 and $7,619,000 for the three and nine months ended September 30, 1999, respectively, compared to $34,000 and $124,000, respectively, for the same periods in 1998. The increase for the three and nine month periods ended September 30, 1999 is primarily due to sales of Xopenex.

    Collaborative research and development revenues were $0 and $2,390,000 for the three and nine months ended September 30, 1999, respectively, compared to $1,368,000 and $3,618,000, respectively, for the same periods in 1998. The decrease for the three and nine month periods ended September 30, 1999 is primarily due to the completion of research and development studies relating to the Norastemizole Agreement in the second quarter of 1999.

    License fees were $0 and $11,000 for the three and nine months ended September 30, 1999, respectively, compared to $8,000 and $5,038,000, respectively, for the same periods in 1998. The decrease for the nine-month period ended September 30, 1999 is primarily due to the $5,000,000 one-time license payment, which Sepracor received under an agreement with Schering Plough Corporation entered into in 1998.

    Cost of product revenues, as a percentage of product revenues, were 37% and 28% for the three and nine months ended September 30, 1999, respectively, compared to 59% and 60%, respectively, for the same periods in 1998. The decrease for the three and nine month periods ended September 30, 1999 is primarily due to the introduction of Xopenex product sales in April 1999 which have significantly less product cost as a percentage of product revenues than the BioSphere product cost as a percentage of product revenues.

    Research and development expenses were $34,690,000 and $77,252,000 for the three and nine months ended September 30, 1999, respectively, compared to $20,151,000 and $43,490,000, respectively, for the same periods in 1998. The increase for the three and nine month periods ended September 30, 1999 is primarily due to costs related to several new and anticipated clinical studies being initiated and increased personnel costs related to the quality assurance, quality control, clinical and regulatory infrastructure development.

    Sales and marketing expenses were $15,560,000 and $30,935,000 for the three and nine months ended September 30, 1999, respectively, compared to $6,460,000 and $11,820,000, respectively, for the same periods in 1998. The increase for the three month period ended September 30, 1999 is primarily due to the addition of a third-party contracted sales force and the introduction of various marketing programs for the commercial launch of Xopenex. The increase for the nine month period ended September 30, 1999 is primarily due to the hiring, training and salary expense of Sepracor's specialty sales force and the third-party contracted sales force and the introduction of various marketing programs for the commercial launch of Xopenex, which commenced in April 1999.

    General and administrative expenses were $3,512,000 and $10,257,000 for the three and nine months ended September 30, 1999, respectively, compared to $2,115,000 and $5,918,000, respectively, for the same periods in 1998. The increase for the three and nine month periods ended September 30, 1999 is primarily due to higher costs associated with amortization of deferred financing costs, increased legal costs principally related to the Federal Trade Commission's review of the Company's agreement, dated December 1998 (the "Lilly
(R)- Fluoxetine Agreement"), with Eli Lilly and Company for R-fluoxetine, increased personnel costs and increased depreciation expense related to fixed assets.

    Patent costs were $1,024,000 and $2,554,000 for the three and nine months ended September 30, 1999, respectively, compared to $476,000 and $1,412,000, respectively, for the same periods in 1998. The increase for the three and nine month periods ended September 30, 1999 is primarily due to increased costs related to new patent applications and to legal costs related to the patent interference and litigation associated with HMR and RPR.

    The net of interest income, interest (expense) and other income (expense) was ($2,902,000) and ($7,727,000) for the three and nine months ended
September 30, 1999, respectively, compared to ($932,000) and ($2,716,000), respectively, for the same periods in 1998. The increase in expense for the three and nine month periods ended September 30, 1999 is primarily the result of increased interest expense related to Sepracor's 6 1/4% Convertible Subordinated Debentures due 2005 issued in February 1998 and the 7% Convertible Subordinated Debentures due 2005, issued in December 1998, offset in part by an increase in interest income due to a higher average daily cash balance available for investment in 1999.

    Equity in loss of investees was $0 and $2,509,000 for the three and nine months ended September 30, 1999, respectively, compared to $600,000 and $1,846,000, respectively, for the same periods in 1998. The decrease for the three month period ended September 30, 1999 is due to Sepracor no longer recognizing Versicor losses as a result of Sepracor's change from the equity method of accounting to the cost method of accounting as of May 1999. The increase for the nine month period ended September 30, 1999 is due to Sepracor's recognition of HemaSure losses in 1999 partially offset by the recognition of less Versicor losses in 1999.

    Minority interest in subsidiary from continuing operations resulted in a decrease to consolidated net loss of $362,000 and $910,000 for the three and nine months ended September 30, 1999, respectively, compared to $134,000 and $291,000, respectively, for the same periods in 1998. The fluctuation in minority interest is the result of BioSphere's fluctuation in net loss and discontinued operations (net of minority interests) through the second quarter of 1999.

    Net loss from discontinued operations was $0 and $345,000 for the three and nine months ended September 30, 1999, respectively, compared to $458,000 and $442,000, respectively, for the same period in 1998.

LIQUIDITY AND CAPITAL RESOURCES

    Cash and cash equivalents plus marketable securities totaled $377,798,000 at September 30,1999, compared to $499,598,000 at December 31, 1998.

    The net cash used in operating activities for the nine months ended September 30, 1999 was $115,617,000. The net cash used in operating activities includes a net loss of $122,675,000 adjusted by non-cash charges of $6,815,000. Accounts receivable increased by $2,143,000 due primarily to sales of Xopenex. Inventory increased by $5,814,000 primarily due to Sepracor's recording of Xopenex inventories in 1999. Accounts payable decreased by $2,097,000 due to the timing of cash disbursements made. Accrued expenses increased by $12,499,000 due primarily to increased research and development activities.

    The net cash used in investing activities for the nine months ended September 30, 1999 was $160,883,000. Cash was invested primarily in net purchases of marketable securities of $142,964,000, purchases of property and equipment of $5,567,000 and an investment of $2,000,000 in HemaSure. Additionally, an investment of $10,000,000 in cash and 100,000 shares of issued Sepracor common stock was made for the purchase of intangible assets.

    The net cash provided by financing activities for the nine months ended September 30, 1999 was $2,202,000. Sepracor received $5,304,000 in net proceeds from the issuance of common stock. Sepracor paid Versicor $500,000 under a promissory note agreement and BioSphere used $2,458,000 primarily to repay its bank loans.

    We believe that existing cash and investment securities, and anticipated cash from our current product sales, and collaboration and licensing agreements will be sufficient to support our existing operations for the near term. Sepracor's actual future cash requirements, however, will depend on many factors, including future product sales, the progress, number and breadth of clinical trials and discovery programs, and the achievement of milestones under collaboration agreements. The Company's forecast of the period of time through which its financial resources will be adequate to support its operations is forward-looking information, and, as such, actual results may vary.

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

NEW ACCOUNTING PRONOUNCEMENTS

    During 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 was not required to be implemented by the Company until fiscal year 2000. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133--An Amendment of FASB Statement No. 133." SFAS No. 137 delayed the original implementation date of SFAS No. 133 by one year. The Company will continue to evaluate any potential impact this standard may have on its consolidated financial statements.

FACTORS AFFECTING FUTURE OPERATING RESULTS

    Certain of the information contained in this Quarterly Report on Form 10-Q, including information with respect to the safety, efficacy and potential benefits of Sepracor's improved chemical entities, or ICEs, under development, the scope of patent protection with respect to these products and Sepracor's ability to market and sell its products successfully and information with respect to the other plans and strategy for

Sepracor's business and the business of the subsidiaries and certain affiliates of Sepracor, consists of forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include the following:

    SEPRACOR HAS NEVER BEEN PROFITABLE AND MAY NOT BE ABLE TO GENERATE REVENUES SUFFICIENT TO ACHIEVE PROFITABILITY.

    Sepracor has not been profitable since inception, and it is possible that it will not achieve profitability. Sepracor incurred net losses applicable to common shares on a consolidated basis of approximately $122,675,000 for the nine month period ended September 30, 1999 and $93,433,000 for the year ended December 31, 1998. Sepracor expects to continue to incur operating and capital expenditures. As a result, it will need to generate significant revenues to achieve and maintain profitability. Sepracor cannot assure you that it will achieve significant revenues or that it will ever achieve profitability. Even if Sepracor does achieve profitability, it cannot assure you that it can sustain or increase profitability on a quarterly or annual basis in the future. If revenues grow more slowly than Sepracor anticipates or if operating expenses exceed Sepracor's expectations or cannot be adjusted accordingly, Sepracor's business, results of operations and financial conditions will be materially and adversely affected.

    SEPRACOR WILL BE REQUIRED TO EXPEND SIGNIFICANT RESOURCES FOR RESEARCH, DEVELOPMENT, TESTING AND REGULATORY APPROVAL OF ITS DRUGS UNDER DEVELOPMENT AND THESE DRUGS MAY NOT BE DEVELOPED SUCCESSFULLY.

    Sepracor is focused on the development of ICEs. Most of Sepracor's ICEs are still undergoing clinical trials or are at the early stages of development. Sepracor's drugs may not provide greater benefits or fewer side effects than the original versions of these drugs and its research efforts may not lead to the discovery of new drugs with improved characteristics. All of Sepracor's drugs under development will require significant additional research, development, preclinical and clinical testing, regulatory approval and a commitment of significant additional resources prior to their commercialization. Sepracor's potential products may not:

    - be developed successfully;

    - be proven safe and efficacious in clinical trials;

    - offer therapeutic or other improvements over comparable drugs;

    - meet applicable regulatory standards;

    - be capable of being produced in commercial quantities at acceptable costs; or

    - be successfully marketed or sold.

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

    Sepracor has filed various patent applications covering the composition of, and the methods of using, single-isomer or active-metabolite forms of various compounds for specific applications. However,

Sepracor may not be issued patents in respect of the patent applications already filed or that it may file in the future. Moreover, the patent position of companies in the pharmaceutical industry generally involves complex legal and factual questions, and recently has been the subject of much litigation. Therefore, any patents Sepracor has obtained, or obtains in the future, might be challenged, invalidated or circumvented.

    Sepracor's ability to commercialize successfully any ICE will largely depend upon its ability to obtain and maintain use patents of sufficient scope to prevent third parties from developing similar or competitive products. Third parties, typically drug companies, hold patents or patent applications covering the composition of matter for most of the ICEs for which Sepracor has use patents or patent applications. In each such case, unless Sepracor has or obtains a license agreement, Sepracor may not be permitted to commercialize the ICE until the expiration of these third-party patents. Licenses may not be available to Sepracor on acceptable terms, if at all. In addition, it would be costly to contest the validity of a third-party patent or defend any claim that Sepracor infringes a third-party patent. Moreover, litigation involving third-party patents may not be resolved in Sepracor's favor.

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

    Sepracor's ability to realize significant revenues from direct marketing and sales activities depends on its ability to attract and retain qualified sales personnel in the pharmaceutical industry and competition for these people is intense. If Sepracor is unable to attract and retain qualified sales personnel, Sepracor will not be able to successfully expand its marketing and direct sales force on a timely or cost effective basis. Further, Sepracor's sales and marketing efforts may not be successful, and the need to comply with FDA limits on drug product marketing, including limits on claims of comparative safety or efficacy, may inhibit the effectiveness of its marketing efforts. In addition, Sepracor will need to enter into co-promotion arrangements with third parties where its own direct sales force is neither well situated nor large enough to achieve maximum penetration in the market. Sepracor may not be successful in entering into any co-promotion arrangements, and the terms of any co-promotion arrangements may not be favorable to Sepracor.

    SALES THROUGH THIRD PARTIES COULD BE LESS PROFITABLE THAN DIRECT SALES AND THIRD PARTIES MAY SELL COMPETING PRODUCTS.

    Our current sales and marketing operation is not sufficient to achieve our desired level of sales for Xopenex. We have entered into an agreement with a third party to assist our selling efforts for Xopenex and we may seek additional contract sales assistance. Sales through a third party sales force could be less profitable than direct sales.

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

    The clinical trial and regulatory approval process can take many years and require substantial expenditures. Sepracor may not obtain regulatory approval for products on a timely basis, if at all. With respect to certain of Sepracor's ICEs, Sepracor has been able to shorten the regulatory approval process by relying on the parent drug's preclinical and clinical toxicology data already on file with the FDA. However, it is possible that the FDA will not permit Sepracor to use this strategy in the future. Accordingly, Sepracor may be required to expend significant resources to complete preclinical and clinical studies for its other ICEs, which would significantly delay the regulatory approval process. Even if the FDA or a similar foreign agency grants Sepracor regulatory approval of a product, the approval may be subject to limitations on the indicated uses for which the product may be marketed or contain requirements for costly post-marketing follow-up studies. Moreover, if Sepracor fails to comply with applicable regulatory requirements, it may be subject to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

    IF SEPRACOR DOES NOT MAINTAIN CURRENT GOOD MANUFACTURING PRACTICES, THEN THE FDA COULD REFUSE TO APPROVE MARKETING APPLICATIONS. SEPRACOR DOES NOT HAVE THE CAPABILITY TO MANUFACTURE, IN SUFFICIENT QUANTITIES, ALL OF THE PRODUCTS WHICH MAY BE APPROVED FOR SALE, AND DEVELOPING AND OBTAINING THIS CAPABILITY WILL BE TIME CONSUMING AND EXPENSIVE.

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

    SEPRACOR COULD BE EXPOSED TO SIGNIFICANT LIABILITY CLAIMS IF IT IS UNABLE TO OBTAIN INSURANCE AT ACCEPTABLE RATES OR OTHERWISE PROTECT AGAINST POTENTIAL LIABILITY CLAIMS.

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

    THE DEVELOPMENT AND COMMERCIALIZATION OF SEPRACOR'S PRODUCTS COULD BE DELAYED OR TERMINATED IF SEPRACOR'S COLLABORATIVE PARTNERS TERMINATE, OR FAIL TO PERFORM THEIR OBLIGATIONS UNDER THEIR AGREEMENTS WITH SEPRACOR.

    Sepracor's ability to commercialize certain drugs that Sepracor develops is likely to depend significantly on its continued ability to enter into collaborative agreements with pharmaceutical companies to fund all or part of the costs to complete the development of these drugs and to manufacture and/or market these drugs. In each of Sepracor's collaborative arrangements and, to the extent that it enters into additional collaborative arrangements, Sepracor depends upon the efforts of its collaboration partners, and these efforts may not be successful. If any of Sepracor's collaboration partners were to breach or terminate their agreements with Sepracor, or fail to perform their obligations to Sepracor in a timely manner, the development and commercialization of the products could be delayed or terminated. Any delay or termination of this type could have a material, adverse effect on Sepracor's financial condition and results of operations because Sepracor may be required to expend additional funds to bring its products to commercialization, and milestone or royalty payments from collaborative partners or revenue from product sales, if any, could be delayed or terminated. Any failure or inability by Sepracor to perform some of its obligations under a collaborative agreement could reduce or extinguish the benefits to which Sepracor is otherwise entitled under the agreement.

    Currently, Sepracor has a number of collaboration agreements. Sepracor has licensed to Hoechst Marion Roussel its U.S. patent rights to fexofenadine, which is marketed by Hoechst Marion Roussell as Allegra(R), and is entitled to receive royalties on all U.S. sales of Allegra when the patent on the parent drug expires. Sepracor has also licensed its worldwide patent rights in desloratadine to Schering-Plough, Ltd., pursuant to which it is entitled to receive royalties from Schering-Plough, Ltd. upon the initial sale of the product. Sepracor has entered into an agreement with Janssen Pharmaceutica N.V., a wholly owned subsidiary of Johnson & Johnson, with respect to norastemizole. On May 14, 1999, Sepracor announced that Janssen had elected not to exercise its option to co-promote norastemizole. Sepracor has exclusively licensed its rights in a compound known as norcisapride to Janssen, and may be entitled to receive royalties on product sales, if any, beginning upon the first commercial sale. These royalties will escalate upon achievement of sales volume milestones. Sepracor has exclusively licensed its (R)-fluoxetine rights to Eli Lilly and Company, and, in addition to up front license and development milestone payments, is entitled to receive royalties on product sales beginning upon the first commercial sale. This agreement will be effective on the next business day following the expiration or earlier termination of the notice and waiting period under the Hart Scott Rodino Act of 1976. Under the Hart Scott Rodino Act of 1976, Sepracor has received a request from the Federal Trade Commission for additional information in connection with the (R)-Fluoxetine Agreement.

    Sepracor cannot assure you that it will be able to enter into collaborative agreements for ICEs in the future or that the terms of the collaborative agreements, if any, will be favorable to Sepracor. The inability to enter into collaborative agreements in the future could delay or preclude the development, manufacture and/or marketing of some of Sepracor's drugs and could have a material adverse effect on Sepracor's financial condition and results of operations because:

    - Sepracor may be required to expend additional funds to advance the drugs to commercialization;

    - revenue from product sales could be delayed; or

    - Sepracor may elect not to commercialize the drugs.

    SEPRACOR HAS SIGNIFICANT LONG-TERM DEBT AND IT MAY NOT BE ABLE TO MAKE INTEREST OR PRINCIPAL PAYMENTS WHEN DUE.

    As of September 30, 1999, Sepracor's total long-term debt was approximately $491,651,000 and its stockholders' deficit was approximately $104,296,000. Neither the debentures issued in February 1998 nor the debentures issued in December 1998 restrict Sepracor's ability, or its subsidiaries' ability, to incur additional indebtedness, including debt that ranks senior to these debentures. Additional indebtedness of Sepracor may rank senior to or on parity with these debentures in certain circumstances. Sepracor's ability to satisfy its obligations will depend upon Sepracor's future performance, which is subject to many factors, including factors beyond its control. It is possible that Sepracor will be unable to meet its debt service requirements on any of its outstanding debentures. Moreover, Sepracor may be unable to repay the 6 1/4% debentures or 7% debentures at maturity or otherwise in accordance with the debt instruments.

    IF SUFFICIENT FUNDS TO FINANCE SEPRACOR'S BUSINESS ARE NOT AVAILABLE TO SEPRACOR WHEN NEEDED OR ON ACCEPTABLE TERMS, THEN SEPRACOR MAY BE REQUIRED TO DELAY, SCALE BACK, ELIMINATE OR ALTER ITS STRATEGY FOR ITS PROGRAMS.

    Sepracor may require additional funds for its research and product development programs, operating expenses, the pursuit of regulatory approvals, and the expansion of Sepracor's production, sales and marketing capabilities. Historically, Sepracor has satisfied its funding needs through collaborative arrangements with corporate partners, equity or debt financing. Sepracor cannot assure you that these funding sources will be available to it when needed in the future, or, if available, will be on terms acceptable to Sepracor. Insufficient funds could require Sepracor to delay, scale back or eliminate certain of its research and product development programs or to license third parties to commercialize products or technologies that Sepracor would otherwise develop or commercialize itself. Sepracor's cash requirements may vary materially from those now planned because of factors including:

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

    Sepracor's quarterly operating results are likely to fluctuate significantly, which could cause our stock price to be volatile. These fluctuations will depend on factors which include:

    - the timing of collaborative agreements for Sepracor's pharmaceutical development candidates and development costs for those pharmaceuticals;

    - the timing of product sales and market penetration;

    - the timing of operating expenses, including marketing expenses and the costs of expanding and maintaining a direct sales force;

    - the timing of significant orders for the products of BioSphere; and the losses of HemaSure and Versicor, to the extent Sepracor is required to recognize these losses.

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

    Sepracor has completed its assessment of the impact of Y2K on its present and future operations, and has identified computer and microprocessor based systems, both hardware and software driven, which could potentially be affected by the turnover to the next century. These components and systems have been tested for Y2K compliance. Those systems which required replacement or modification have been addressed and re-tested. At this point all systems are fully compliant.

    Sepracor's goal of achieving full compliance on its internal systems was achieved in July 1999. This compliance was fully tested when a complete integrated systems test of all our business systems, including those which access outside services, was performed. This test involved our voice as well as data systems, and all test criteria were met successfully.

    We have completed the process of reviewing Y2K Compliance certifications that were requested from our key suppliers earlier this year. At this time, we are confident that our key suppliers are either fully compliant, or plan to be prior to December 31, 1999. We have also completed a review of the outsourcing companies who package, test and distribute our products and found them to be Y2K compliant.

    Y2K Costs: Costs related to Year 2000 issues are funded through the information technology operating budget and represent an immaterial portion of this IT budget. Spending associated with Y2K issues has not caused us to defer any other IT projects.

    To date, Sepracor has spent approximately $425,000 to retrofit or replace computer-based systems, which were identified as lacking compliance. This included the migration of all of Sepracor's desktop computers to an operating status Sepracor considers to be Y2K certified, through software upgrades or full system replacements. Sepracor's key telecommunications systems were also upgraded and/or replaced. These costs have been minimal due to the fact that Y2K compliance has been a prerequisite to all new systems acquisitions and maintenance upgrades. Sepracor expects that it will not incur any significant additional costs associated with its Y2K readiness efforts.

    Y2K Contingency Plans: The Company has completed a contingency plan which will enable all of the essential aspects of our business to continue to function in the event of a significant Y2K systems problem.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

MARKET RISK

    The Company's exposure to market risk from changes in interest rates and equity prices has not changed materially from its exposure at year-end 1998.

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

    The interference declared on June 30, 1999 between Sepracor and Rhone-Poulenc Rorer S.A. ("RPR") relating to (+)-zopiclone will be dissolved by Sepracor's agreement with RPR of October 7, 1999, under which RPR's involved patent application will be assigned to Sepracor. (See Note 9, Subsequent events)

    All legal proceedings between Sepracor and Hoechst Marion Roussel ("HMR") relating to fexofenadine, including foreign litigation and the interference between Sepracor and HMR, have been settled by Sepracor's agreement with HMR of September 1, 1999. (See Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations)

    HemaSure is a defendant in two lawsuits brought by Pall Corporation ("Pall"). In complaints filed in February 1996 and November 1996, Pall alleged that HemaSure's manufacture, use and/or sale of the LeukoNet product infringes upon three patents held by Pall. On October 14, 1996, in connection with the first action concerning U.S. Patent No. 5,451,321 (the "321 Patent"), HemaSure filed a motion for summary judgment of noninfringement. Pall filed a cross motion for summary judgment of infringement at the same time. In October 1997, the U.S. District Court of the Eastern District of New York ("EDNY") granted in part Pall's summary judgment motion and held that the LeukoNet product infringes a single claim from the "321 Patent. HemaSure has terminated the manufacture, use, sale and offer for sale of the filter subject to the court's order. HemaSure appealed the October 1997 decision to the Court of Appeals for the Federal Circuit. In June 1999, the Court of Appeals for the Federal Circuit determined that the LeukoNet product did not infringe the claim of the "321 patent.

    With respect to the second action concerning U.S. Patent No's. 4,952,572 (the "572 Patent") and 4,340,479 (the "479 patent"), HemaSure has answered the complaint stating that it does not infringe any claim of the asserted patents. Further, HemaSure has counterclaimed for declaratory judgment of invalidity, noninfringement and unenforceability of the "572 Patent. Pall has amended its complaint to add Lydall, Inc. ("Lydall"), whose subsidiary supplied filter media for the LeukoNet product, as a co-defendant and has dropped its claim that the LeukoNet product infringes the "479 patent. HemaSure has filed for summary judgment of noninfringement, and Pall has cross-filed for summary judgment of infringement at the same time. Lydall supported HemaSure's motion for summary judgment of noninfringement, and has served a motion for summary judgment that the asserted claims of the "572 Patent are invalid as a matter of law. Discovery has been completed in the action.

    On April 5, 1999, HemaSure and COBE BCT, Inc. ("COBE BCT") filed a complaint for declaratory relief against Pall in the U.S. District Court of Colorado. HemaSure and COBE BCT seek declaratory relief that Pall's U.S. Patent No's. 4,925,572, 5,229,012, 5,344,561, 5,451,321, 5,501,795 and 5,863,436 are invalid and not infringed by HemaSure's r\LS filter and methods of using the r\LS filter. Pall moved to dismiss, to transfer, or, in the alternative, to stay this action and HemaSure and COBE BCT opposed Pall's motion. On July 16, 1999, the U.S. District Court of Colorado denied Pall's motion to transfer and on September 30, 1999 the court denied Pall's motion to dismiss. Discovery is now proceeding.

    On April 23, 1999, Pall filed a complaint against HemaSure and COBE BCT in the EDNY alleging that HemaSure's r\LS filter infringes Pall's "572 patent, tortuously interfered and unfairly competed with Pall's business. HemaSure was served with the complaint on April 30, 1999. On May 19, 1999, Pall filed an amended complaint in the EDNY adding Sepracor, COBE Laboratories, Inc. ("COBE LABS"), Gambro, A.B. as defendants and alleging that Sepracor induced and contributed to HemaSure's alleged infringement of Pall's "572 patent, and allegedly tortuously interfered and unfairly competed with Pall's business. Sepracor was served with the amended complaint on June 1, 1999. Sepracor, HemaSure and COBE LABS have moved to dismiss, transfer, or stay the action, and Pall has opposed the motion.

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

ITEMS 2 - 5 NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    The Exhibit Index immediately preceding the exhibits is incorporated by reference.

    a)  Exhibits:

           10.1  Amended and Restated 1991 Stock Option Plan

           10.2  1999 Director Stock Option Plan

           10.3 Assignment Agreement By and Between The Registrant and Georgetown University, Dated August 25, 19999

           10.4 Registration Rights Agreement, Dated as of August 25, 1999, By and Between The Registrant and Georgetown University

           27.1  Financial Data Schedule

    b)  Reports on Form 8-K

    None

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       SEPRACOR INC.

Date: November 12, 1999                                     /s/ TIMOTHY J. BARBERICH
                                                            ----------------------------
                                                            Timothy J. Barberich
                                                            Chairman and
                                                            Chief Executive Officer
                                                            (Principal Executive Officer)

Date: November 12, 1999                                     /s/ ROBERT F. SCUMACI
                                                            ----------------------------
                                                            Robert F. Scumaci
                                                            Senior Vice President
                                                            of Finance and Administration
                                                            (Principal Accounting Officer)

                                 EXHIBIT INDEX

      EXHIBITS:
       NUMBER                                   DESCRIPTION
---------------------                           -----------
 10.1                   Amended and Restated 1991 Stock Option Plan

 10.2                   1999 Director Stock Option Plan

 10.3                   Assignment Agreement By and Between The Registrant and
                        Georgetown University, Dated August 25, 1999

 10.4                   Registration Rights Agreement, Dated as of August 25, 1999,
                        By and Between The Registrant and Georgetown University

 27.1                   Financial Data Schedule