Form 10-K
period 1999-12-31
SEPRACOR INC /DE/
filed 2000-03-30
CIK 877357

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

                   FOR ANNUAL AND TRANSITION REPORTS PURSUANT
                         TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-19410
                            ------------------------

                                 SEPRACOR INC.

             (Exact Name of Registrant as Specified in its Charter)

            DELAWARE                        22-2536587
(State or Other Jurisdiction of)         (I.R.S. Employer
 Incorporation or Organization)         Identification No.)

 111 LOCKE DRIVE, MARLBOROUGH,                 01752
         MASSACHUSETTS                      (Zip Code)
(Address of Principal Executive
            Offices)

       Registrant's telephone number, including area code: (508) 481-6700

        Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:
                          COMMON STOCK, $.10 PAR VALUE
                                (Title of class)
                            ------------------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. / /

The aggregate market value of voting Common Stock held by nonaffiliates of the registrant was approximately $6,843,825,000 based on the last reported sale price of the Common Stock on the Nasdaq consolidated transaction reporting system on March 15, 2000.

Number of shares outstanding of the registrant's class of Common Stock as of March 15, 2000: 72,230,347 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

                  1999 Annual Report to Stockholders--Part II
     Proxy Statement for the 2000 Annual Meeting of Stockholders--Part III

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS.

THE COMPANY

Sepracor Inc. ("Sepracor" or the "Company") is a leading specialty pharmaceutical company focused on the cost-effective development of safer, purer and more effective drugs that are improved versions of widely-prescribed pharmaceutical compounds. Typically, these Improved Chemical Entities ("ICEs") are patented, single-isomer or active-metabolite forms of the parent compound. The Company selects for development compounds with the potential to offer improvements over existing therapies with respect to efficacy, side-effect profile or both. The Company develops and markets these drugs by leveraging its expertise in conducting preclinical and clinical trials and seeking regulatory approvals for new drugs. Sepracor's drug development program has yielded an extensive portfolio of pharmaceuticals and drug candidates intended to treat a broad range of indications. Sepracor is concentrating its product development efforts in three major therapeutic areas: respiratory, urological and central nervous system disorders. To date, certain of these candidates have been, and are being developed at lower cost and in less time than the New Chemical Entities ("NCEs") that characterize traditional drug development. The Company believes that the probability of the United States Food and Drug Administration ("FDA") approval of its ICE drug candidates is increased because the parent drugs have previously been approved.

    In May 1999, Sepracor introduced Xopenex-TM-, a beta agonist for the treatment of reversible bronchospasm. Xopenex is a single-isomer form of the leading bronchodilator, albuterol. Xopenex is the first pharmaceutical product developed and commercialized by Sepracor.

CORPORATE COLLABORATIONS

The Company's strategy for commercializing its ICE pharmaceuticals includes licensing and co-promotion collaborations with major pharmaceutical companies and direct marketing through one or more specialty sales forces.

XOPENEX-TM-. In November 1999, Abbott Laboratories ("Abbott") and Sepracor announced a co-promotion agreement for Xopenex (levalbuterol HCl). Under terms of the agreement, Abbott's Ross Products Division will provide expanded coverage for Xopenex with pediatricians in the United States through its sales force of over 500 professionals. This will supplement Sepracor's sales force of approximately 200 persons (including Innovex, described below), which will continue to market Xopenex to hospitals, pulmonologists, allergists and primary care physicians. All sales will be for Sepracor's account and Abbott will receive a commission on sales generated by its sales force. The agreement is for a term of six years but can be terminated earlier by Abbott if certain specified development or sales objectives are not achieved. In September 1999, Sepracor established a relationship with Innovex, a division of Quintiles Transnational Corporation. Innovex has provided Sepracor with a contract sales organization of approximately 155 Xopenex territory representatives to complement Sepracor's respiratory specialty sales force. Sepracor's commercial launch of Xopenex was in May 1999.

(+)-ZOPICLONE. In October 1999, Sepracor announced that it had entered into an agreement with Rhone Poulenc Rorer, a unit of Rhone Poulenc SA (now Aventis) ("RPR"), whereby Sepracor obtained an exclusive royalty-bearing license to RPR's preclinical, clinical and post-marketing surveillance data package relating to zopiclone, its isomers and metabolites, to develop, make, use and sell (+)-zopiclone in the United States. (+)-Zopiclone, marketed by RPR under the brand names of Imovane-Registered Trademark- and Amoban-Registered Trademark-, is available in approximately 80 countries worldwide and is not registered for the U.S market. Pursuant to the agreement, RPR retains the right under the licensed data package to manufacture (+)-zopiclone in the U.S. for use and sale in non-U.S. markets.

LEVOCETIRIZINE. In June 1999, Sepracor announced a license agreement with UCB Farchim SA, an affiliate of UCB ("UCB"), relating to levocetirizine, an isomer of ZYRTEC-Registered Trademark- (racemic cetirizine), an antihistamine. UCB has announced that it intends to file a Marketing Authorization application, the European equivalent of a New Drug Application ("NDA"), for levocetirizine in early 2000. Levocetirizine is currently in Phase III clinical trials in Europe. Sepracor believes, based on a review of preclinical and clinical studies, that the levocetirizine isomer offers the opportunity for an improved treatment for patients with allergies. Sepracor has issued patents on levocetirizine in the United States and Europe that expire in 2013, and pending patent applications in other major countries. Under the terms of the agreement, Sepracor has exclusively licensed to UCB all of Sepracor's issued patents and pending patent applications regarding levocetirizine in Europe and all other countries, except the United States and Japan. Under the agreement, UCB will begin to pay Sepracor royalties upon first product sale, and royalties will escalate upon achievement of sales volume milestones.

(R)-FLUOXETINE. In December 1998, Sepracor announced an exclusive license agreement with Eli Lilly and Company ("Lilly") relating to development and commercialization of (R)-fluoxetine, an isomer of fluoxetine, which is marketed as Prozac-Registered Trademark- by Lilly. (R)-fluoxetine is currently in Phase II clinical development in the United States. Under the terms of the agreement, Lilly will have the worldwide, exclusive right to develop and market products containing (R)-fluoxetine. Lilly will be responsible for all subsequent development, regulatory submissions, product manufacturing, marketing, and sales relating to (R)-fluoxetine. Upon the effective date of the agreement, Sepracor is entitled to receive a milestone payment and license fee totaling
$20 million. Sepracor also may receive up to $70 million in milestone payments based on the progression of (R)-fluoxetine through development. In addition, Sepracor is entitled to royalties on worldwide sales of (R)-fluoxetine beginning upon first commercial sale. Effectiveness of the agreement is subject to the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended ("HSR Act"). See "Factors Affecting Future Operating Results" and "Legal Proceedings" for information concerning the Federal Trade Commission's ("FTC") review of the
(R)-fluoxetine agreement with Lilly.

(+)-NORCISAPRIDE. In July 1998, Sepracor entered into a development and license agreement with Janssen Pharmaceutica, N.V., a wholly-owned subsidiary of Johnson & Johnson ("Janssen"), relating to (+)-norcisapride, an isomer of the active metabolite of cisapride, which is marketed by Janssen as Propulsid-Registered Trademark-. Propulsid is indicated for the symptomatic treatment of patients with nocturnal heartburn due to gastroesophageal reflux disease. Under the terms of the agreement, Janssen will have worldwide exclusive rights to develop and market products containing norcisapride enantiomers. Sepracor is entitled to royalties on product sales beginning upon the first commercial sale, and royalties will escalate upon achievement of sales volume milestones. Under certain circumstances, Sepracor may co-promote the product in the pediatric market.

DESLORATADINE. In December 1997, Sepracor licensed to Schering-Plough Corporation ("Schering") worldwide rights to develop and market desloratadine, an active-metabolite form of loratadine. Currently, Schering markets loratadine as Claritin-Registered Trademark-, the world's leading non-sedating antihistamine. On October 26, 1999, Schering announced that it had submitted an NDA to the FDA seeking clearance to market desloratadine for the treatment of seasonal allergic rhinitis ("SAR"). Schering also announced that it has submitted a centralized Marketing Authorization application for desloratadine to the European Union's ("EU") EMEA. Approval of the centralized Marketing Authorization for desloratadine would result in unified labeling that would be valid in all 15 EU member states.

FEXOFENADINE. In July 1993, Sepracor licensed to Hoechst Marion Roussel, Inc. ("HMRI") its U.S. patent rights covering fexofenadine. In October 1996, HMRI introduced Allegra-Registered Trademark- as an improved version of the non-sedating antihistamine Seldane-Registered Trademark-. In July 1997, the United States Patent and Trademark Office (the "PTO") informed Sepracor that it had declared an interference between Sepracor's previously issued patent and HMRI's use patent application on the anti-histaminic effects of fexofenadine on hepatically impaired patients. On September 1, 1999, HMRI and Sepracor announced that they have amended their business arrangement related to fexofenadine. The amended arrangement settles patent issues between the two companies involving the non-sedating antihistamine developed and marketed by HMRI. Under the terms of one agreement entered into by Sepracor and HMRI, Sepracor transferred to HMRI Sepracor's use patent on fexofenadine to treat allergic rhinitis and another similar patent application of Sepracor. HMRI has also obtained an exclusive license to various other Sepracor U.S. patent applications related to fexofenadine. Sepracor will receive royalties on any fexofenadine sales in the U.S. following expiration of HMRI's composition of matter patent in mid-February 2001. Under the terms of a separate agreement, HMRI has obtained an exclusive license to Sepracor's patents that had been the subject of litigation in Europe, as well as various other patent oppositions between the two companies outside the U.S. Under this agreement, all legal actions outside the U.S. have been settled and Sepracor has received royalties on fexofenadine products since March 1, 1999 in countries where Sepracor holds issued patents on fexofenadine.

BACKGROUND

    CHIRAL COMPOUNDS

Approximately 500 currently available drugs are chiral compounds. Chiral compounds frequently exist as mixtures of mirror-image molecules known as isomers. Although these isomers are identical in chemical composition, their three-dimensional structures differ and, as a result, often interact differently with cell receptors in a living organism. This interaction between the drug and the receptor either stimulates or inhibits a biological function of the receptor and thereby initiates the therapeutic effect. In some cases, only one of the isomers is the desired active ingredient while the other isomer is inactive or may cause undesirable side effects. When a chiral compound contains equal amounts of both isomers, it is a racemic mixture. These two isomers are generally referred to as (S)-isomers (left) and (R)-isomers (right). Typically, in its product development process, Sepracor purifies racemic mixtures of two isomers into compounds containing only one isomer.

    ACTIVE METABOLITES

A metabolite is a compound resulting from the chemical modification of a drug after it is administered. Like the different isomers of a chiral drug, the activity of metabolites and the isomers of metabolites may vary from the activity of the parent compound depending upon their interaction with specific receptors or differences in absorption, excretion, metabolism or distribution within the body. These changes in activity may result in a compound that demonstrates improved safety or efficacy as compared to the parent compound. Sepracor and its licensees are developing certain compounds in active-metabolite form in an effort to improve the parent drug.

ICE DEVELOPMENT PROGRAM

The following products are being commercialized or are in development:

    RESPIRATORY--ASTHMA

Xopenex-TM-, the first pharmaceutical product developed and commercialized by Sepracor, is a single-isomer form of the leading bronchodilator, albuterol. In addition, the Company is currently conducting Phase II clinical trials with (R,R)-formoterol, a single-isomer bronchodilator, that has been shown in Phase II human clinical trials to combine a more rapid onset of action with a longer duration of effect as compared to currently marketed bronchodilators.

Xopenex was launched by Sepracor in May 1999 through a direct specialty sales force, following the approval of its NDA in March 1999. In September 1999, Sepracor entered into a contract with Innovex to supplement its 65-person direct sales force with approximately 155 contract salespersons. In November 1999, the Company entered into a co-promotion agreement with the Ross Products Division of Abbott Laboratories, which will market Xopenex through its pediatric sales force of over 500 professionals.

The clinical portion of Sepracor's NDA for Xopenex is based on nine clinical studies conducted with over 500 patients. In a 362-patient, four-week pivotal study, patients who received Xopenex were shown to have a greater improvement in lung function than those who received racemic albuterol. Xopenex taken chronically showed equivalent or greater changes in forced expiratory volume over one second (FEV(1)), compared to the marketed dose of racemic albuterol. At doses demonstrating equivalent efficacy to albuterol, Xopenex demonstrated significant decreases in beta-mediated side effects. These include an increase in pulse rate, muscular tremor, a decrease in blood potassium levels, and an increase in blood glucose levels. In addition, Phase III clinical trials undertaken by Sepracor for Xopenex suggested a superior long-term effect on lung function of patients, as compared to albuterol, particularly in those patients not receiving concomitant steroid therapy. In a controlled double-blind, single-dose study, Xopenex showed fewer changes in heart rate, glucose and potassium levels at doses causing clinically relevant bronchodilation in children ages three to eleven years old.

Sepracor is also developing Xopenex for use in oral and other delivery systems. Sepracor has four issued U.S. patents for the use of Xopenex for the treatment of asthma, three that expire in 2011 and one that expires in 2013.

(R,R)-formoterol is a single-isomer form of Foradil-Registered Trademark- and Atock-TM-. Foradil is marketed in Canada and Europe by Novartis, and Atock is marketed in Japan by Yamanouchi Pharmaceuticals. Sepracor is developing (R,R)-formoterol as a bronchodilator intended to offer benefits over existing long-acting bronchodilators, including rapid onset and longer duration of action. If successfully developed, the Company intends to market (R,R)-formoterol through its direct sales force. Sepracor has an issued U.S. patent covering the use of (R,R)-formoterol that expires in 2012. In
April 1999, Sepracor announced the results of a Phase IIA, 49-patient single-dose study comparing four doses of (R,R)-formoterol with the marketed dose of Ventolin-Registered Trademark- and placebo. This randomized, double-blind, placebo-controlled six-way cross-over study was designed to evaluate the duration and onset of improvement in forced expiratory volume in one second (FEV(1)), as well as the beta-agonist effects at the doses tested. The mean baseline FEV(1) of patients tested was 60% of the predicted value. The four doses of (R,R)-formoterol studied were 12, 24, 48 and 72 mcg and the marketed dose of Ventolin is 2.5 mg. (R,R)-formoterol demonstrated an immediate increase in FEV(1) after administration at all doses tested, with comparable peak FEV(1) improvement. After 24 hours, patients receiving higher doses of (R,R)-formoterol showed improvements in FEV(1) greater than 15%, and these improvements were greater than those exhibited by patients on Ventolin or placebo, (p (LESS THAN).05). The study indicated that beta-mediated side effects of patients on doses of (R,R)-formoterol were equivalent to or less than those of patients on Ventolin. These side effects include an increase in pulse rate and blood glucose levels, and tremor. Sepracor is currently conducting a Phase IIB clinical trial of (R,R)-formoterol.

    RESPIRATORY--ALLERGIES

Sepracor is currently conducting Phase III clinical trials of norastemizole. Phase I and Phase II clinical trials conducted by Sepracor have indicated that norastemizole is potentially a safe and potent non-sedating antihistamine with rapid onset and long duration of action. The Company believes, on the basis of these clinical trials, that this profile, if reflected in the labeling of the drug, could give norastemizole a competitive advantage versus currently marketed non-sedating antihistamines. In addition, Phase I and Phase II clinical trials conducted by Sepracor have indicated that there have been no observed differences in incidence and severity of side effects, including cardiac events as measured by an electrocardiogram (ECG), between norastemizole and placebo. Sepracor and Janssen have entered into an agreement for norastemizole whereby Sepracor has worldwide rights to all Johnson & Johnson intellectual property covering norastemizole, including the right in exchange for royalty payments on sales of norastemizole to reference data from the astemizole NDA, for manufacture, development, and marketing of prescription norastemizole products. Sepracor anticipates selling this compound, if approved, through its respiratory sales force.

Desloratadine is an active metabolite of Claritin-Registered Trademark-, a leading non-sedating antihistamine. In December 1997, Sepracor and Schering entered into a license agreement granting Schering-Plough exclusive worldwide rights to Sepracor's patents covering desloratadine. Sepracor's preclinical studies have indicated that desloratadine may be more potent than other commercially available antihistamines. Sepracor's patent portfolio for desloratadine includes U.S. patents covering the use of desloratadine to treat allergic rhinitis and allergic asthma that expire in 2014 and U.S. patent applications pending covering pharmaceutical formulations and additional uses. Sepracor received $5 million as an upfront license fee and is entitled to royalty payments upon the sale of desloratadine, at a rate increasing over time and upon the achievement of specified sales volume and other milestones. On October 26, 1999, Schering announced that it had submitted an NDA to the FDA seeking clearance to market desloratadine for the treatment of seasonal allergic rhinitis. Schering is currently conducting Phase III clinical trials with desloratadine for the treatment of urticaria.

Fexofenadine, marketed by Aventis, is a leading non-sedating antihistamine. Sepracor entered into a license agreement with HMRI (now Aventis) under which Sepracor licensed its patents on fexofenadine to HMRI. This agreement was amended in September 1999. See "--Corporate Collaborations." In October 1996, HMRI commercially introduced fexofenadine, marketed as a second-generation non-sedating antihistamine under the name Allegra. Sepracor currently receives royalties on European sales of fexofenadine in countries where Sepracor holds issued patents on fexofenadine. Under this agreement, Sepracor is expected to receive royalties on fexofenadine sales in the U.S. upon expiration of Aventis' composition of matter patent in mid-February 2001.

Sepracor has licensed to UCB rights to (-)-cetirizine, a single-isomer form of cetirizine for manufacture, marketing and sale in Europe. Cetirizine, an antihistamine, is marketed by UCB and Pfizer in the U.S. as ZYRTEC. UCB Pharma is currently conducting Phase III clinical trials in Europe on (-)-cetirizine.

    UROLOGY

(S)-oxybutynin, a single-isomer form of Ditropan-Registered Trademark-, marketed by Alza, is currently under development for the treatment of urge incontinence. Urinary incontinence affects approximately 17 million people in the U.S. In a 186 patient, double blind placebo controlled Phase IIA trial conducted by Sepracor indicated that (S)-oxybutynin significantly improved both urinary frequency (18% better than placebo) and urinary incontinence (30% better than placebo) while being well tolerated (15% incidence of moderate/severe dry mouth). The Company is currently conducting a Phase IIB dose-ranging trial for
(S)-oxybutynin. Sepracor has two issued U.S. patents for (S)-oxybutynin covering methods of treating urinary incontinence and pharmaceutical compositions that expire in 2015.

(S)-doxazosin is a single-isomer form of Cardura-Registered Trademark-, marketed by Pfizer Inc. Cardura is used primarily to treat benign prostatic hyperplasia ("BPH"), or enlargement of the prostate, a condition that is estimated to affect a majority of males over the age of 55. A side effect of doxazosin is orthostatic hypotension, the lowering of blood pressure that can cause severe dizziness or fainting. As a result of this side effect, initial doses of the drug are generally administered in a doctor's office over several visits. Sepracor's preclinical studies indicate that (S)-doxazosin exhibits potential for a significant reduction in orthostatic hypotension and is more potent than the parent drug. Sepracor believes that an improved version could reduce the cost of treatment by reducing the number of required doctor's visits. While further extensive studies and clinical work are needed to determine the efficacy and safety profile of this compound, Sepracor believes this compound may offer a significant pharmacoeconomic benefit as compared to the parent drug. Sepracor has submitted an investigational new drug application ("IND") and plans to commence Phase I human clinical trials in the first quarter of 2000. Sepracor has an issued U.S. patent for the use of (S)-doxazosin to treat BPH that expires in 2013.

(-)-Desmethylsibutramine is a single-isomer metabolite form of Meridia-Registered Trademark-. Meridia is marketed by Knoll Pharmaceutical Co., a division of BASF AG ("Knoll"), for the treatment of obesity. (-)- Desmethylsibutramine is a norepinephrine and dopamine reuptake inhibitor that is being investigated by Sepracor for urological disorders such as erectile dysfunction and urinary stress incontinence.

    GASTROENTEROLOGY

(+)-Norcisapride is a metabolite of Propulsid-Registered Trademark-, marketed by Janssen for treatment of gastroesophageal reflux disease ("GERD"). Propulsid carries a "black box" label warning of the potential for fatal cardiac toxicity. In preclinical studies, norcisapride has been found by Sepracor to have the potential to treat GERD and other indications, including emesis, bulimia, and irritable bowel syndrome without the risk of cardiac toxicity. The Company has an issued U.S. patent for the use of (+)-norcisapride to treat Central Nervous System ("CNS") disorders and emesis, which expires in 2015, and pending patent applications for the use of (+)-norcisapride to treat GERD. In July 1998, the Company exclusively licensed its norcisapride rights to Janssen, and is entitled to receive royalties on product sales beginning upon the first commercial sale, and roylaties escalate upon achievement of sales volume milestones. (+)-Norcisapride is in Phase II clinical development.

(S)-lansoprazole is a single-isomer form of Prevacid-Registered Trademark-, marketed in the U.S. by TAP Pharmaceuticals. This proton pump inhibitor drug is used to treat diseases associated with excess gastric acid secretions, primarily GERD. Based on preclinical studies, Sepracor believes that (S)-lansoprazole may offer more consistent dosing and improved efficacy, as compared to Prevacid. The Company has a patent application pending for (S)-lansoprazole.

(-)-Pantoprazole is a single-isomer form of Pantozol-TM-, marketed by Byk-Gulden and American Home Products for the treatment of GERD. Sepracor's preclinical work suggests that (-)-pantoprazole has the potential for more consistent dosing and improved efficacy. The Company has an issued U.S. patent for (-)-pantoprazole that expires in 2013.

    CENTRAL NERVOUS SYSTEM--PSYCHIATRY/NEUROLOGY

(R)-fluoxetine is a single-isomer form of Prozac-Registered Trademark-. Prozac, marketed by Lilly, is a leading selective serotonin reuptake inhibitor for the treatment of depression. Based on preclinical studies, Sepracor believes that the unique pharmacology of (R)-fluoxetine offers the potential for more rapid onset of relief, greater efficacy for treatment of depression, and fewer side effects such as sexual dysfunction, and additional indications including anxiety. In addition, Sepracor believes based on these preclinical studies, that improvements in its pharmacokenetic profile should allow for shorter washout and reduced drug-interaction. Sepracor has an issued U.S. patent for (R)-fluoxetine for the treatment of depression that expires in 2015. Sepracor filed a U.S. IND in October 1998 and completed single and multiple dose Phase I clinical trials for (R)-fluoxetine.

On December 7, 1998, Sepracor announced a proposed license agreement with Lilly relating to development and commercialization of (R)-fluoxetine. Under the terms of the agreement, Lilly will have the worldwide, exclusive right to develop and market products containing (R)-fluoxetine. Lilly will be responsible for all subsequent development work on (R)-fluoxetine, regulatory submissions, product manufacturing, marketing, and sales. Upon the effective date of the agreement, Sepracor is entitled to receive a milestone payment and license fee totaling
$20 million. Sepracor also may receive up to $70 million in milestone payments based on the progression of (R)-fluoxetine through development. In addition, Sepracor is entitled to royalties on (R)-fluoxetine worldwide sales beginning upon first commercial sale. This license agreement is subject to approval by the FTC. See "Corporate Collaborations," "Factors Affecting Future Operating Results" and "Legal Proceedings."

(+)-Desmethylsibutramine ("DMS") is a single-isomer metabolite form of Meridia-Registered Trademark-. Meridia is marketed by Knoll for the treatment of obesity. In January 2000, Sepracor announced that it had initiated a Phase I clinical trial on DMS and plans to commence clinical studies on multiple indications for central nervous system disorders in the second half of 2000. Sepracor's preclinical studies indicate that DMS is a potent serotonin, norepinephrine and dopamine reuptake inhibitor. This unique triple mechanism of action may offer improvement in the treatment of disorders including depression and attention deficit hyperactivity disorder.

    CENTRAL NERVOUS SYSTEM--SLEEPING DISORDERS

(+)-Zopiclone is a single-isomer form of Imovane-TM-. Zopiclone, marketed by RPR under the brand names of Imovane-Registered Trademark- and Amoban-Registered Trademark-, is available in approximately 80 countries worldwide and has never been marketed in the U.S. Sepracor has entered into an agreement with RPR under which Sepracor has exclusively licensed RPR's preclinical, clinical and post-marketing surveillance data package relating to zopiclone, its isomers and metabolites, for the United States market. In
January 2000, Sepracor announced that it has initiated a 400-patient clinical efficacy trial for (+)-zopiclone in the treatment of insomnia. Sepracor recently completed two clinical trials that demonstrated the activity of (+)-zopiclone in surrogate models of insomnia. These studies demonstrated that the pharmacological effects of (+)-zopiclone occur rapidly and can be seen for up to six hours. This duration of action may result in better maintenance of sleep with a lower incidence of nocturnal awakening. Based on the results of clinical trials done to date and subject to the results of additional clinical trials, the Company believes that lower doses of (+)-zopiclone have the potential to induce sleep when a shorter duration of action is required. The Company has an issued U.S. patent relating to the use of (+)-zopiclone to treat sleep disorders and other indications that expires in 2015.

    CENTRAL NERVOUS SYSTEM--ANXIETY

(+)-Deszopiclone is a single isomer metabolite of zopiclone. Sepracor is seeking to develop this compound as a treatment for anxiety and epilepsy syndrome. Preclinical studies have indicated that (+)-deszopiclone has potent anxiolytic and antiepileptic activities without demonstrating significant sedation.

    CENTRAL NERVOUS SYSTEM--MIGRAINE

(S)-fluoxetine is a single-isomer form of Prozac. Sepracor has conducted
Phase II clinical trials on the use of the (S)-isomer of fluoxetine as a treatment to prevent migraine. Migraine affects approximately 23 million people in the U.S. Sumatriptan, marketed as Imitrex by GlaxoWellcome, is approved for acute, but not prophylactic, treatment of migraine, and is the leading prescription antimigraine drug on the market. In Phase II trials, Sepracor demonstrated a statistically significant decrease in the frequency of migraine attacks for patients receiving (S)-fluoxetine. Sepracor has an issued U.S. patent for (S)-fluoxetine for the prevention of migraine that expires in 2013.

OTHER INDICATIONS

The Company is also developing (R)-ondansetron, a single-isomer form of Zofran-Registered Trademark-, marketed by GlaxoWellcome, for the treatment of emesis.

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

SUBSIDIARIES

In 1994, Sepracor established and independently financed BioSepra Inc. ("BioSepra") as a subsidiary, through an initial public offering of its common stock. From 1994 to 1999, the company operated as BioSepra, developing proprietary microsphere beads used as chromatography media in the production of pharmaceuticals. In February 1999, BioSepra determined that it would refocus on embolotherapy, which is the occlusion of the blood supply to fibroids and vascular defects, BioSepra sold its chromatography business and acquired a 51% interest in French-based BioSphere Medical, S.A. ("BioSphere France"), with an option to purchase the remaining 49% interest; and changed its corporate name to BioSphere Medical, Inc ("BioSphere"). The acquisition enabled BioSphere to gain ownership of product know-how and European regulatory approval of Embosphere-Registered Trademark- Microspheres. As of December 31, 1999, Sepracor's ownership of BioSphere was 64%. Following BioSphere's $5,900,000 private placement of common stock and warrants in February 2000, Sepracor's ownership of BioSphere decreased to 59%.

BioSphere is an endovascular medical device company focused on embolotherapy, which is the occlusion of the blood supply to fibroids and vascular defects. Embolization is a procedure performed primarily by interventional radiologists to treat cancer, hypervascularized tumors and arteriovenous malformations and to control hemorrhage. BioSphere is pioneering the use of patented and proprietary bioengineered microspheres as a new class of embolotherapy devices.

BioSphere's objective is to achieve a significant market share in the emerging market for high-volume procedures, including the growing uterine artery embolization market in the U.S., for its lead product, Embosphere-Registered Trademark- Microspheres. Embosphere-Registered Trademark-Microspheres are precisely calibrated, spherical, hydrophilic, micro-porous beads made of a cross-linked acrylic co-polymer, which is then embedded with gelatin. BioSphere believes that Embosphere-Registered Trademark- Microspheres may potentially have certain competitive advantages over first-generation embolization products because they eliminate aggregation in the catheter, unwanted proximal embolization and unpredictable distal embolization due to particle fragmentation, common with first-generation products. Clinical results in Europe achieved over six years highlight the potential advantages of Embosphere-Registered Trademark- technology. BioSphere's research indicates that Embosphere-Registered Trademark- Microspheres may be less likely to cause catheter blockage and aggregates than first generation embolization products. At least one clinical study of pre-surgical embolization of brain tumors has suggested that Embosphere-Registered Trademark- Microspheres have the capacity to achieve a more controlled and targeted embolization than first generation embolization products, thus minimizing blood loss.

BioSphere has already received a CE Mark which allows it to market Embosphere-Registered Trademark- Microspheres in the 19 countries of the European Economic Area. In early 2000, the Company received similar marketing approval in Canada and Australia. Over 10,000 vials of Embosphere-Registered Trademark- Microspheres have been sold since 1994.

BioSphere is currently seeking approval from the FDA to market
Embosphere-Registered Trademark- Microspheres in the United States. In
May 1999, BioSphere filed a 510(k) application with the FDA. In October 1999, BioSphere filed an Investigational Device Exemption with the FDA to begin clinical studies in the U.S. for specific uterine artery embolization labeling.

AFFILIATES

    HEMASURE

In 1994, Sepracor established and independently financed HemaSure Inc. ("HemaSure") as a subsidiary. Through two public offerings of HemaSure's common stock, HemaSure became first a subsidiary, and ultimately, an affiliate of the Company. HemaSure is applying its proprietary filtration technology to develop products to increase the safety of donated blood and to improve certain blood collection and transfusion procedures. In February 1999, Sepracor entered into an agreement with HemaSure pursuant to which the Company invested $2,000,000 in HemaSure in exchange for 1,333,334 shares of HemaSure common stock and warrants to purchase 667,000 additional shares of HemaSure common stock. As a result of these transactions, Sepracor's ownership of HemaSure became approximately 42% as of February 1999.

In May 1999, HemaSure completed a private placement financing with COBE Laboratories, Inc. ("COBE Labs"), a wholly-owned subsidiary of Gambo AB. COBE Labs, purchased 4.5 million shares of HemaSure common stock for an aggregate purchase price of $9.0 million. The agreement also provided COBE Labs with an option to purchase an additional $3 million of HemaSure common stock, which it exercised in October 1999. As a result of these transactions, Sepracor's ownership of HemaSure was reduced to 27% and Sepracor recorded a gain of $820,000, which was recorded through additional paid-in-capital.

In March 2000, HemaSure sold 3,700,000 shares of common stock in a private placement financing, thereby reducing Sepracor ownership to approximately 22%.

    VERSICOR

    Versicor Inc. ("Versicor") was formed as a majority-owned subsidiary of the Company in May 1995 to develop novel drug candidates principally for the treatment of infectious diseases. In December 1997, Versicor announced the completion of a private equity financing for approximately $22,000,000. Following this financing, Sepracor had an approximately 22% equity ownership in Versicor.

In 1999, Versicor completed various transactions resulting in the issuance of three series of preferred stock, and as a result, Sepracor's ownership of Versicor has been reduced to approximately 10%. As a result of these equity investments in Versicor, Sepracor recorded a gain of $1,077,000, which was recorded through additional paid-in-capital, and, effective April 1999, Sepracor changed its accounting for its investment in Versicor from the equity method of accounting to the cost method.

RESEARCH AND DEVELOPMENT

The Company's research and development activities are primarily directed toward discovering and developing potentially improved versions of widely-prescribed drugs.

The Company's total research and development expenses were $122,400,000, $61,797,000, and $41,230,000 for 1999, 1998, and 1997, respectively.
Collaborative research and development revenues totaled $2,390,000, $4,761,000, and $0 in 1999, 1998, and 1997, respectively. BioSphere's portion of total research and development expenses was $968,000, $34,000, and $34,000 in 1999, 1998 and 1997, respectively.

In 2000, the Company expects research and development expenditures to increase significantly over 1999, as activities are expanded to accommodate the development of its portfolio of pharmaceuticals and drug candidates.

MARKETING AND SALES

The Company's marketing strategy includes arrangements with corporate marketing partners, outlicensing product rights in exchange for royalties and marketing through its direct and third party sales forces. The Company believes that corporate partnering arrangements allow the Company to market its ICEs more quickly and to use the partner's marketing expertise. The Company currently has collaborative agreements with Lilly, Schering, HMRI, RPR, Janssen and UCB. In each of these collaborative agreements, the Company is dependent upon the efforts of its collaboration partner and these efforts may not be successful.

The Company has established a direct sales force consisting of representatives and technical specialists to market its single isomer form of albuterol, Xopenex, introduced in 1999. The sales representatives demonstrate the use of the Company's products while educating physicians as to the clinical benefits of the ICEs. The technical specialists act as a resource to provide physicians with relevant information regarding the Company's products.

The Company has also established contract sales arrangements with Innovex, a division of Quintiles Transnational Corporation, and with Abbott Laboratories. Innovex has provided Sepracor with a contract sales organization of approximately 155 Xopenex territory representatives. Abbott's Ross Products Division will promote Xopenex to pediatricians in the United States through its sales force of over 500 professionals.

As the Company begins to enter into co-promotion arrangements or market and sell additional products directly, the Company will need to significantly expand its direct sales force which will require substantial efforts and significant management and financial resources. The Company's business and future operating results will depend in significant part upon its ability to attract and retain skilled sales and marketing personnel. Competition for such personnel is intense, and the Company may not be successful in attracting or retaining such personnel. The Company may not be successful in building a marketing staff or sales force, and it cannot be assumed that establishing such a marketing staff or sales force will be cost-effective or that the Company's sales and marketing efforts will be successful.

Customers accounting for more than 10% of total revenues in 1999 include HMRI (16%), with respect to license and royalty revenue, and McKesson (15%), Cardinal Healthcare (11%), and Bergen Brunswig (11%), with respect to sales of Xopenex.

In 2000, the Company expects marketing and sales expenditures to increase significantly over 1999, as the Company increases activities relating to sales and marketing of Xopenex and efforts relating to corporate partnering arrangements.

MANUFACTURING

The Company prepares its drug compounds primarily at its laboratories in Marlborough, Massachusetts. The Company also owns and operates a current Good Manufacturing Practices ("cGMP") compliant 39,000 square foot fine chemical manufacturing facility in Windsor, Nova Scotia, which the Company believes has sufficient capacity to support the production of its drugs in quantities required for its clinical trials. If additional product candidates of Sepracor become approved for sale, the Company will need to either manufacture such drugs itself or license the manufacturing and marketing rights to third parties. While the Company believes that it has the capability to scale up its manufacturing process to support the production in commercial quantities of certain of the drugs which it intends to market and sell directly, the production of a substantial portion of those drugs must be contracted out to third-party manufacturers. Prior to December 31, 2001, the Company is obligated to purchase from ChiRex Inc. ("ChiRex"), a Delaware corporation, all of the pharmaceutical active ingredients (other than commercial quantities of its drugs which Sepracor is capable of producing at its Nova Scotia manufacturing plant) of those drugs which Sepracor intends to directly market and sell, subject to certain pricing, supply and quality control conditions.

COMPETITION

The Company's principal competitors are generic drug companies that seek to market the racemic mixture of a compound following expiration of the innovator's composition-of-matter patent and also pharmaceutical companies which develop new patented therapies to treat the disease indications that the Company is targeting. The Company expects that these companies will seek to compete against Sepracor's differentiated products with lower pricing, which could adversely affect the prices charged by Sepracor. In addition, any ICE developed by the Company is likely to encounter competition from the original brand-name parent drug, potentially in a generic form, following expiration of the innovator's composition-of-matter patent. Many competitors and potential competitors have substantially greater resources, manufacturing and marketing capabilities, research and development staff and production facilities than Sepracor and its subsidiaries.

In its ICE program, the Company expects to compete primarily by obtaining use patents on the single-isomer or active-metabolite forms of existing, widely-sold racemic drugs and by establishing, through preclinical and clinical tests, that such products in single-isomer or active-metabolite form offer benefits over the racemic compounds, such as reduced side effects, improved therapeutic efficacy, new indications or improved dosage forms. Any such patents obtained by the Company should exclude others from marketing the targeted single-isomer compound for the indications claimed in Sepracor's issued use patents.

GOVERNMENT REGULATION

The Company and its customers are required to obtain the approval of the FDA and similar health authorities in foreign countries to test clinically and sell commercially pharmaceuticals and biopharmaceuticals for human use.

Human therapeutics are normally subject to rigorous preclinical and clinical testing. The standard process required by the FDA before a drug may be marketed in the U.S. includes (i) preclinical laboratory tests with toxicity and, often, carcinogenicity testing, (ii) submission to the FDA of an application for an IND, which must be approved before human clinical trials may commence,
(iii) adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug for its intended indication, (iv) submission to the FDA of an NDA, and (v) FDA approval of the NDA prior to any commercial sale or shipment of the drug. In the past, the Company has attempted to shorten the regulatory approval process of its ICEs by relying on preclinical and clinical toxicology data already on file with the FDA with respect to the parent drug.

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

FDA regulations pertain not only to healthcare products, but also to the processes and production facilities used to produce such products. Although the Company has designed the required areas of its U.S. facility to conform to cGMP, the FDA will not review the facilities for compliance until the Company produces a product for which FDA commercial approval has been sought. Environmental legislation provides for restrictions and prohibitions on releases or emissions of various substances produced in, and waste by-products from, Sepracor's operations.

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

BioSphere faces similar regulatory requirements before it can market and sell Embosphere-Registered Trademark- Microspheres in the U.S. Approvals must be received by the FDA and these necessary approvals may not be obtained within a reasonable period of time, if at all. Any difficulty or delay in commercializing Embosphere-Registered Trademark- Microspheres could harm the ability to generate revenues in the future.

PATENTS AND PROPRIETARY TECHNOLOGY

Sepracor (including its affiliates and subsidiaries) has filed patent applications in the U.S. relating to the use of, and compositions containing, single-isomer or metabolite compounds, chiral synthesis and separations and membrane affinity separations. As of December 31, 1999, approximately 94 U.S. patents have been issued to the Company and approximately 180 patent applications are pending in the PTO. Sepracor has filed many patent applications in selected countries other than the U.S. In addition, the Company has licensed from third parties certain rights under various patents and patent applications.

To the extent that Sepracor invents or discovers a new, useful and non-obvious invention and files a U.S. patent application for such invention, a composition or method-of-use patent may be issued. The Company has been issued U.S. patents on the use of single-isomer or active-metabolite forms of drugs currently marketed as racemic mixtures. The Company is currently pursuing a policy of aggressively seeking patent protection for the use of single-isomer forms of certain existing drugs now sold as racemic mixtures.

Many of the ICEs for which the Company has obtained method-of-use patents or filed patent applications may be subject to composition-of-matter or other patents held by third parties. For example, each of the following ICEs is claimed by third party U.S. patents or patent applications as indicated:

    - (S)-doxazosin, third party patent claiming doxazosin and pharmaceutical formulations that expires in 2000;

    - fexofenadine, third party patent claiming fexofenadine that expires in 2001 and a third party patent claiming substantially pure fexofenadine expiring in 2013;

    - (R)-fluoxetine, third party patents claiming fluoxetine and methods of use that expire in 2001 and 2003, respectively;

    - (S)-fluoxetine, third party patents claiming fluoxetine and methods of use that expire in 2001 and 2003, respectively;

    - (S)-lansoprazole, third party patents claiming lansoprazole, pharmaceutical formulations and methods of use that expire in 2009, 2008 and 2005, respectively;

    - (+)-norcisapride, third party patent claiming norcisapride that expires in 2009 and a third party patent application claiming the use of (+)-norcisapride to treat GERD;

    - (+)-desmethylsibutramine, third party patent claiming desmethylsibutramine and methods of treating depression that expires in 2002;

    - (+)-hydroxyitraconazole, third party patent claiming hydroxyitraconazole expiring in 2005;

    - (R)-ondansetron, third party patent claiming ondansetron and methods of use to treat emesis expiring in 2005 and 2006, respectively;

    - (-)-pantoprazole, third party patent claiming pantoprazole and methods of use expiring in 2005; and

    - (-)-cetirizine, third party patent claiming cetirizine that expires in 2007.

There are foreign equivalents to a number of the U.S. patents identified above, the scope and expiration of which vary from country to country. Even if a patent is issued to the Company for the use of a single-isomer or active-metabolite form of a racemic mixture that is currently claimed by one or more third party patents, products based on any such patent issued to the Company may not be sold until the expiration of all of such third party patents (unless a license is obtained to such third party patents or such third party patents are determined to be invalid, unenforceable, or not infringed by a court of proper jurisdiction). In addition, there may be pending additional third party patent applications covering the Company's ICEs which, if issued, may preclude the sale of an ICE.

BioSphere holds several patents and patent applications. The patent positions of companies in the biopharmaceutical industry are highly uncertain, involve complex legal and factual questions and recently have been the subject of much litigation. A significant number of patents have been applied for by and issued to other companies in BioSphere's industry, and other companies may have filed applications for, may have been issued patents for, or may obtain additional patents and proprietary rights relating to products competitive with those of BioSphere.

In addition, BioSphere's products may give rise to claims that they infringe the proprietary rights of others. No assurance can be given that any license required under any such patents or rights would be made available on terms acceptable to BioSphere, if at all. If BioSphere does not obtain such licenses, it could encounter delays in product introductions while it attempts to design around such patents, or could find that the development, manufacture or sale of products requiring such licenses could be precluded. Litigation may be necessary to defend against or assert claims of infringement, to enforce patents issued to BioSphere, to protect trade secrets or know-how owned by BioSphere, or to determine the scope and validity of the proprietary rights of others, and could result in substantial costs to and diversion of effort by, and may have a material adverse impact on, BioSphere.

EMPLOYEES

On March 1, 2000, Sepracor and its wholly-owned subsidiaries, excluding BioSphere, employed 338 persons. Of these 338 employees, 170 were primarily engaged in research, development and engineering activities, 29 were primarily engaged in manufacturing, and the remainder were primarily engaged in marketing, sales, administration, finance and accounting.

On March 1, 2000 BioSphere employed 39 persons.

ITEM 2. PROPERTIES.

Sepracor's facilities, including those used by BioSphere, are located in Marlborough, Massachusetts, Windsor, Nova Scotia, and Louvres, France. In Massachusetts, the Company leases a total of 101,292 square feet of space in two buildings. Approximately 5,000 square feet is devoted to manufacturing operations and the remainder to research and development and administration. The two leases currently in effect extend to June 2007 for 32,477 square feet and June 2007 for 68,815 square feet. In Nova Scotia, Sepracor's primary manufacturing location is a 39,000 square-foot fine chemical manufacturing facility located on a four-acre site in Windsor, Nova Scotia. The facility was acquired by the Company in March 1994. Production at the Nova Scotia facility began in February 1995.

BioSphere's facilities are located in Marlborough, Massachusetts and Louvres, France. In Massachusetts, BioSphere subleases approximately 13,000 square feet of office space from Sepracor. At its facility in Louvres, France, BioSphere leases approximately 10,000 square feet, with 7,000 square feet used for manufacturing and the balance for research and development and administration. Effective April 1, 2000, BioSphere will relocate from Marlborough, Massachusetts to Rockland, Massachusetts, where it will lease approximately 8,000 square feet of office and laboratory space pursuant to a lease for a term of five years.

ITEM 3. LEGAL PROCEEDINGS.

On February 12, 1999, the FTC issued a request for additional information or documentary materials relating to the Company's exclusive license agreement with Lilly relating to (R)-fluoxetine (the "Lilly Agreement"). The purpose of the request was to investigate whether or not the Lilly Agreement constitutes a violation of Section 5 of the Federal Trade Commission Act or Section 7 of the Clayton Act. The Company is in the process of responding to the request. At the conclusion of its investigation, the FTC could institute proceedings seeking to modify the Lilly Agreement or to prevent it from becoming effective. While the Company believes that the Lilly Agreement does not constitute a violation of the above-mentioned laws, the Company is unable to predict the outcome of the proceeding.

An interference declared on June 30, 1999 between Sepracor and RPR relating to (+)-zopiclone was dissolved by Sepracor's agreement with RPR on October 7, 1999, under which RPR's involved patent application was assigned to Sepracor.

All legal proceedings between Sepracor and HMRI relating to fexofenadine, including foreign litigation and the interference between Sepracor and HMRI, have been settled by Sepracor's agreement with HMRI of September 1, 1999.

HemaSure is a defendant in a lawsuit brought by Pall Corporation ("Pall") regarding its LeukoNet System, which is no longer made or sold by HemaSure. In a complaint filed in November 1996, Pall alleged that HemaSure's manufacture, use and/or sale of the LeukoNet System infringed upon two patents held by Pall. Pall dropped its allegations concerning infringement of one of the patents and alleges only that HemaSure's LeukoNet System infringed U.S. Patent
No. 4,952,572 (the "'572 Patent").

With respect to the allegations concerning the '572 Patent, HemaSure has answered the complaint stating that it does not infringe any claim of the asserted patent. Further, HemaSure has counterclaimed for declaratory judgment of invalidity, noninfringement and unenforceability of the '572 Patent. Pall has amended its complaint to add Lydall, Inc. ("Lydall"), whose subsidiary supplied filter media for the LeukoNet product, as a co-defendant. HemaSure has filed for summary judgment of noninfringement, and Pall has cross-filed for summary judgment of infringement at the same time. Lydall supported HemaSure's motion for summary judgment of noninfringement, and has filed a motion for summary judgment that the asserted claims of the '572 Patent are invalid as a matter of law. Discovery has been completed in the action. The court has not acted on the summary judgment motions.

On April 5, 1999, HemaSure and Gambro BCT, Inc. ("Gambro BCT") filed a complaint for declaratory relief against Pall in the U.S. District Court of Colorado. HemaSure and Gambro BCT seek declaratory relief that the '572 Patent and Pall's U.S. Patent No's. 5,451,321, 5,229,012, 5,344,561, 5,501,795 and 5,863,436 are
invalid and not infringed by HemaSure's r\LS filter and methods of using the r\LS filter. Pall moved to dismiss or transfer to the Eastern District of New York or, in the alternative, to stay this action. HemaSure and Gambro opposed Pall's motion. On July 16, 1999, the United States District Court of Colorado denied Pall's motion to transfer or, in the alternative, to stay the action, and the action is proceeding. On September 30, 1999, the Court denied Pall's motion to dismiss the action and the case is proceeding. On October 20, 1999, Pall submitted a counterclaim alleging that HemaSure's r/LS System infringes its '572 patent and that HemaSure and Gambro BCT tortiously interfered and unfairly competed with Pall's business. On March 22, 2000, Pall filed its second amended answer and counterclaims alleging infringement of all the patents-in-suit. Pall also added counterclaims against Gambro A.B.

On April 23, 1999, Pall filed a complaint against HemaSure and Gambro BCT in the U.S. District Court of the Eastern District of New York alleging that HemaSure's r\LS filter infringes Pall's '572 Patent, and tortiously interfered and unfairly competed with Pall's business. On May 19, 1999, Pall filed an amended complaint adding Sepracor, Gambro, Inc. and Gambro, A.B., a Swedish company, of which Gambro Inc. is a business unit, as defendants. Sepracor, HemaSure and Gambro BCT have moved to dismiss, transfer, or stay the action, and Pall has opposed the motion. There has been no decision on the motion.

A prior lawsuit brought by Pall in February 1996 has concluded. In June 1999, the U.S. Court of Appeals for the Federal Circuit determined that the LeukoNet System did not infringe claim 39 of U.S. Patent No. 5,451,321 and Pall has not appealed that decision.

HemaSure has engaged patent counsel to investigate the pending litigations. HemaSure believes, based upon its review of these matters, that a properly informed court should conclude that the manufacture, use and/or sale by HemaSure or its customers of the LeukoNet System and the r\LS System does not infringe any valid enforceable claim of the Pall patents. However, there can be no assurance that HemaSure will prevail in the pending litigation, and an adverse outcome in a patent infringement action would have a material adverse effect on HemaSure's financial condition and future business and operations, including the possibility of significant damages in the litigations and an injunction against the sale of the r/LS System if HemaSure does not prevail in the litigations.

Sepracor believes, based on advice of its legal counsel, that a properly informed court should conclude that Pall's suit against Sepracor should be dismissed. However, there can be no assurance that this suit will be dismissed or that Sepracor will prevail in the pending litigation.

In January 1997, HemaSure entered into a Restructuring Agreement of the debt related to HemaSure's acquisition of Novo Nordisk A/S's plasma products unit. In January 1998, HemaSure elected to convert all indebtedness under the approximately $11,700,000 promissory note which was issued to Novo Nordisk A/S in connection with the Restructuring Agreement into common stock at a conversion price of $10.50 per share, or 827,375 shares. HemaSure also elected to treat as forgiven $3,000,000 in principal amount of the note, pursuant to the terms of the note. Novo Nordisk A/S has contested the conversion of the note, including the forgiveness of the $3,000,000 amount. This dispute, with or without merit, could be time-consuming and expensive to litigate or settle if brought into a court of law, and could divert management attention from administering HemaSure's core business. If Novo Nordisk A/S succeeds on its dispute and HemaSure is deemed to have wrongfully converted the original note, then the 827,375 shares of common stock issued to Novo Nordisk A/S may no longer be outstanding and HemaSure may be obligated to repay certain indebtedness under the original note.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders of the Company, through solicitation of proxies or otherwise, during the last quarter of the year ended December 31, 1999.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the names, ages and positions of the current executive officers of the Company as of December 31, 1999.

NAME                            AGE                              POSITION
----                          --------                           --------
Timothy J. Barberich........     52      Chairman, Chief Executive Officer

William J. O'Shea...........     50      President, Chief Operating Officer

David P. Southwell..........     39      Executive Vice President; Chief Financial Officer and
                                         Secretary

Paul D. Rubin, M.D. ........     46      Executive Vice President, Drug Development and ICE
                                         Research

James R. Hauske, Ph.D. .....     46      Senior Vice President, Discovery

Robert F. Scumaci...........     40      Senior Vice President, Finance and Administration and
                                         Treasurer

Douglas E. Reedich,              42      Senior Vice President, Legal Affairs and Chief Patent
  Ph.D. ....................             Counsel

MR. BARBERICH, a founder of the Company, has been a director of the Company and its Chief Executive Officer since the Company's organization in 1984.
Mr. Barberich also served as President of the Company from 1984 to October 1999. Prior to founding the Company, Mr. Barberich served in a number of executive and managerial capacities at Millipore Corporation, which he joined in 1973. Most recently, prior to founding Sepracor, Mr. Barberich served as Vice President and General Manager of Millipore's Medical Products Division and as General Manager of Millipore's Laboratory Products Division. Mr. Barberich is Chairman of the Board of Directors of BioSphere and is a director of HemaSure and Versicor.

MR. O'SHEA has served as President and Chief Operating Officer of the Company since October 1999. Prior to joining the Company, Mr. O'Shea was Senior Vice President of Sales and Marketing and Medical Affairs for Zeneca Pharmaceuticals, a business unit of Zeneca, Inc. Mr. O'Shea joined Zeneca in the U.K. in 1975 and held management positions in the U.K. and the U.S. in the areas of international sales and marketing.

MR. SOUTHWELL has served as Executive Vice President, Chief Financial Officer of the Company since October 1995 and served as Senior Vice President and Chief Financial Officer of the Company from July 1994 to October 1995. From
August 1988 until July 1994, Mr. Southwell was associated with Lehman
Brothers Inc., a securities firm, in various positions with the investment banking division, most recently in the position of Vice President.
Mr. Southwell is a director of BioSphere.

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

DR. HAUSKE has served as Senior Vice President, Discovery of the Company since October 1995. Prior to joining the Company, from June 1994 to October 1995,
Dr. Hauske was employed by Arris Pharmaceuticals, a pharmaceutical company, as Director of Combinatorial Chemistry and Receptor Chemistry. Before joining Arris Pharmaceuticals, Dr. Hauske worked for Pfizer Central Research in Groton, Connecticut. While, at Pfizer, Dr. Hauske was a member of the project management team that discovered Pfizer's azamacrolide antibacterial, Zithromax-Registered Trademark-.

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

DR. REEDICH has served as Senior Vice President, Legal Affairs and Chief Patent Counsel of the Company since January 1999 and has served as the Company's Chief Patent Counsel since June 1995. From October 1987 to June 1995, he was employed by 3M Company ("3M"), most recently as patent counsel for 3M's Pharmaceuticals Division. Prior to joining 3M, Dr. Reedich was employed as a chemist by Eli Lilly.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Incorporated by reference from the Company's 1999 Annual Report to Stockholders (the "1999 Annual Report") under the headings "Supplemental Stockholder Information--Price Range of Common Stock" and "Supplemental Stockholder Information--Dividend Policy."

The Company did not sell any equity securities during the quarter ended December 31, 1999 that were not registered under the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA.

Incorporated by reference from the 1999 Annual Report under the heading "Sepracor Inc. Selected Financial Data."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Incorporated by reference from the 1999 Annual Report under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Incorporated by reference from the 1999 Annual Report under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements filed as part of this Annual Report on Form 10-K are incorporated by reference from the 1999 Annual Report under the headings "Consolidated Financial Statements and Notes Thereto" and are listed under Item 14 below.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosure matters.

                                    PART III

ITEMS 10-13.

    The information required for Part III in this Annual Report on Form 10-K is incorporated by reference from the Company's definitive proxy statement for the Company's 2000 Annual Meeting of Stockholders. Such information will be contained in the sections of such proxy statement captioned "Stock Ownership of Certain Beneficial Owners and Management", "Proposal 1--Election of Directors", "Board and Committee Meetings", "Compensation for Directors", "Compensation of Executive Officers", "Certain Relationships and Related Transactions", "Employment Agreements" and "Section 16(a) Beneficial Ownership Reporting Compliance." Information regarding executive officers of the Company is also furnished in Part I of this Annual Report on Form 10-K under the heading "Executive Officers of the Registrant."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) The following documents are included or incorporated by reference from the 1999 Annual Report.

1. The following financial statements (and related notes) of the Company are incorporated by reference from the 1999 Annual Report:

                                                               PAGE*
                                                              --------
Report of Independent Accountants...........................       23*
Consolidated Balance Sheets at December 31, 1999 and 1998...       24*
Consolidated Statements of Operations for the Years Ended          25*
  December 31, 1999, 1998 and 1997..........................
Consolidated Statements of Stockholders' Equity (deficit)          26*
  and Comprehensive Income for the Years Ended December 31,
  1999, 1998 and 1997.......................................
Consolidated Statements of Cash Flows for the Years Ended          27*
  December 31, 1999, 1998 and 1997..........................
Notes to the Consolidated Financial Statements..............       28*

* Refers to page number of the 1999 Annual Report. The consolidated financial statements (and related notes) are incorporated by reference from the 1999 Annual Report.

2. The schedule listed below and the Report of Independent Accountants on financial statement schedule are filed as part of this Annual Report on Form 10-K:

Report of Independent Accountants on Financial Statement           S-1
  Schedule..................................................
Schedule II--Valuation and Qualifying Accounts..............       S-2

All other schedules are omitted as the information required is inapplicable or the information is presented in the consolidated financial statements or the related notes.

3. The Exhibits listed in the Exhibit Index immediately preceding the Exhibits filed as a part of this Annual Report on Form 10-K.

(b) No current reports on Form 8-K were filed by the Company during the quarter ended December 31, 1999;

The following trademarks are mentioned in this Annual Report on Form 10-K:

Sepracor, ICE and Xopenex are trademarks of Sepracor. BioSphere and Embosphere-Registered Trademark- Microspheres are trademarks of BioSphere. HemaSure and LeukoNet are trademarks of HemaSure. This Annual Report on Form 10-K also contains trademarks of other companies.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       SEPRACOR INC.

                                                       By:  /s/ TIMOTHY J. BARBERICH
                                                            -----------------------------------------
                                                            Timothy J. Barberich
                                                            CHAIRMAN AND CHIEF EXECUTIVE OFFICER

Date: March 29, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----
                                                       Chairman, Chief Executive
              /s/ TIMOTHY J. BARBERICH                   Officer and Director
     -------------------------------------------         (Principal Executive          March 29, 2000
                Timothy J. Barberich                     Officer)

                                                       Executive Vice President,
               /s/ DAVID P. SOUTHWELL                    Chief Financial Officer, and
     -------------------------------------------         Secretary (Principal          March 29, 2000
                 David P. Southwell                      Financial Officer)

                                                       Senior Vice President, Finance
                /s/ ROBERT F. SCUMACI                    and Administration and
     -------------------------------------------         Treasurer (Principal          March 29, 2000
                  Robert F. Scumaci                      Accounting Officer)

                                                       Director
     -------------------------------------------                                       March   , 2000
                  James G. Andress

                /s/ DIGBY W. BARRIOS                   Director
     -------------------------------------------                                       March 29, 2000
                  Digby W. Barrios

                /s/ ROBERT J. CRESCI                   Director
     -------------------------------------------                                       March 29, 2000
                  Robert J. Cresci

                                                       Director
     -------------------------------------------                                       March   , 2000
                   Keith Mansford

                                                       Director
     -------------------------------------------                                       March   , 2000
                   James F. Mrazek

                /s/ ALAN A. STEIGROD                   Director
     -------------------------------------------                                       March 29, 2000
                  Alan A. Steigrod

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULES

To the Board of Directors of Sepracor Inc.

Our audits of the consolidated financial statements referred to in our report dated January 27, 2000, except as to the information in Note V for which the date is March 9, 2000 appearing on page 23 of the 1999 Annual Report to Stockholders of Sepracor Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, based upon our audits and the reports of other auditors, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                                          /s/PricewaterhouseCoopers LLP

Boston, Massachusetts
January 27, 2000, except as to the information in
Note V for which the date is March 9, 2000

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                         BALANCE AT                CHARGED TO                    BALANCE AT
                                         BEGINNING    CHARGED TO     OTHER                         END OF
                                         OF PERIOD     EXPENSES     ACCOUNTS    DEDUCTIONS (1)     PERIOD
                                         ----------   ----------   ----------   --------------   ----------
Year ended December 31, 1999 Accounts
  Receivable Reserves..................  $      --     $174,853    $      --       $10,184        $164,669
Year ended December 31, 1998 Accounts
  Receivable Reserves (2)..............  $      --     $     --    $      --       $    --        $     --
Year ended December 31, 1997 Accounts
  Receivable Reserves (2)..............  $      --     $     --    $      --       $    --        $     --

------------------------

(1) Collections and bad debt write-offs.

(2) 1998 and 1997 reserves were restated to zero due to discontinued operations of BioSphere Medical, Inc.

                                                          EXHIBIT INDEX
EXHIBIT NO.                                                DESCRIPTION
-----------                        ------------------------------------------------------------
               3.1         --      Restated Certificate of Incorporation of the Registrant, as
                                   amended.

               3.2(1)      --      Amended and Restated By-Laws of the Registrant.

               4.1(1)      --      Specimen Certificate for shares of Common Stock, $.10 par
                                   value, of the Registrant.

               4.2(5)      --      Form of 6 1/4% Convertible Subordinated Debenture due 2005.

               4.3(5)      --      Global 6 1/4% Convertible Subordinated Debenture payable to
                                   Cede & Co. due 2005.

               4.4(6)      --      Global 7% Convertible Subordinated Debenture payable to Cede
                                   & Co. due 2005.

               4.5         --      Form of 5% Convertible Subordinated Debenture due 2007.

           (*)10.1(7)      --      The Registrant's 1991 Amended and Restated Stock Option
                                   Plan.

           (*)10.2(6)      --      The Registrant's 1991 Director Stock Option Plan, as amended and restated.

           (*)10.3(4)      --      The Registrant's 1996 Employee Stock Purchase Plan, as
                                   amended and restated.

           (*)10.4(5)      --      The Registrant's 1997 Stock Option Plan.

           (*)10.5(6)      --      The Registrant's 1998 Employee Stock Purchase Plan.

           (*)10.6(7)      --      The Registrant's 1999 Director Stock Option Plan

              10.7(3)      --      Lease as to Marlboro Industrial Park, dated December 12,
                                   1995, between Valerie A. Colbert, Trustee of Second Marlboro
                                   Development Trust under Declaration of Trust dated September
                                   15, 1972, and the Registrant (the "Marlboro Lease").

              10.8(5)      --      First Amendment to Marlboro Lease, dated February 1, 1997, and Second Amendment to Marlboro Lease, dated July 1, 1997.

              10.9(6)      --      Technology Transfer and License Agreement dated as of
                                   January 1, 1994, between the Registrant and BioSepra Inc.

              10.10(6)     --      Technology Transfer and License Agreement dated as of
                                   January 1, 1994, between the Registrant and HemaSure Inc.

              10.11(6)     --      Technology Transfer and License Agreement, effective January
                                   1, 1995, between the Registrant and SepraChem Inc.

           (*)10.12(2)     --      Letter Agreement, dated September 30, 1993, between the
                                   Company and David S. Barlow.

           (*)10.13(2)     --      Letter Agreement, dated June 10, 1994, between the
                                   Registrant and David Southwell.

           (*)10.14(4)     --      Letter Agreement, dated February 23, 1996, between the
                                   Registrant and Paul D. Rubin.

           (*)10.15(4)     --      Letter Agreement, dated February 23, 1995, between the
                                   Registrant and Robert F. Scumaci.

              10.16(5)     --      Put Agreement, dated as of December 30, 1997, between the
                                   Registrant and Fleet National Bank.

                                                          EXHIBIT INDEX
EXHIBIT NO.                                                DESCRIPTION
-----------                        ------------------------------------------------------------
              10.17(5)+    --      Agreement, dated as of December 5, 1997, by and between the
                                   Registrant and Schering-Plough Ltd.

              10.18(5)+    --      License Agreement, dated January 30, 1998, by and between
                                   the Registrant and Janssen Pharmaceutica N.V.

              10.19(6)+    --      Norcisapride Development and License Agreement, dated as of
                                   July 20, 1998, between Janssen Pharmaceutica N.V. and the
                                   Registrant.

              10.20(6)+    --      Exclusive License Agreement by and between Eli Lilly and
                                   Company and the Registrant.

              10.21(5)     --      Indenture, dated as of February 10, 1998, between the
                                   Registrant and The Chase Manhattan Bank, as trustee,
                                   relating to the 6 1/4% Convertible Subordinated Debentures due 2005.

              10.22(5)     --      Registration Rights Agreement, dated as of February 5, 1998, by and among the Registrant, Morgan Stanley & Co.
                                   Incorporated, Lehman Brothers Inc., Smith Barney Inc. and
                                   Vector Securities International, Inc.

              10.23(6)     --      Indenture, dated as of December 15, 1998, between the
                                   Registrant and The Chase Manhattan Bank, as trustee,
                                   relating to the 7% Convertible Subordinated Debentures due
                                   2005.

              10.24(6)     --      Registration Rights Agreement, dated as of December 10,
                                   1998, by and among the Registrant, Morgan Stanley & Co.
                                   Incorporated and Salomon Smith Barney, Inc.

              10.25(7)     --      Assignment Agreement, dated as of August 25, 1999, by and
                                   between the Registrant and Georgetown University.

              10.26(7)     --      Registration Rights Agreement, dated as of August 25, 1999, by and between the Registrant and Georgetown University.

              10.27        --      Indenture, dated as of February 14, 2000, between the
                                   Registrant and the Chase Manhattan Bank, as trustee,
                                   relating to the 5% Convertible Subordinated Debentures due
                                   2007.

              10.28        --      Registration Rights Agreement, dated as of February 14,
                                   2000, by and among the Registrant and Deutsche Bank
                                   Securities Inc.

              10.29        --      Second Amended and Restated Revolving Credit Agreement Among
                                   Fleet National Bank, Sepracor Inc. and BioSphere Medical,
                                   Inc. dated as of December 22, 1999, as amended on
                                   February 14, 2000.

              10.30++      --      License Agreement, dated August 31, 1999, by and between the
                                   Registrant and Hoechst Marion Roussel, Inc.

              10.31++      --      EX-US License Agreement, dated August 31, 1999, by and
                                   between the Registrant and Hoechst Marion Roussel, Inc.

              10.32++      --      License and Assignment Agreement, dated September 30, 1999, by and between the Registrant and Rhone-Poulenc Rorer SA.

              10.33++      --      License Agreement, dated May 27, 1999, by and between UCB
                                   Farchim S.A. and the Registrant.

              10.34++      --      Co-Promotion Agreement, dated as of November 18, 1999, by
                                   and between Ross Products Division of Abbott Laboratories
                                   Inc. and the Registrant.

                                                          EXHIBIT INDEX
EXHIBIT NO.                                                DESCRIPTION
-----------                        ------------------------------------------------------------
           (*)10.35        --      Summary of Plan regarding "Parachute Payments" and Section
                                   280G Gross-Up Payments.

              13           --      Selected portions of the 1999 Annual Report to Stockholders
                                   (which shall be deemed filed only with respect to those
                                   portions specifically incorporated by reference herein).

              21           --      Subsidiaries of the Company.

              23.1         --      Consent of PricewaterhouseCoopers LLP.

              23.2         --      Consent of Arthur Andersen LLP.

              27           --      Financial Data Schedule.

              99           --      Report of Arthur Andersen LLP.

(*) Management contract or compensatory plan or arrangement filed as an exhibit to this Form pursuant to Item 14(c) of Form 10-K.

(+) Confidential treatment granted as to certain portions.

(++)Confidential treatment requested as to certain portions.

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

(2) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

(3) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

(4) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

(5) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

(6) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

(7) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.