Form 10-K/A
period 1999-12-31
SEPRACOR INC /DE/
filed 2000-04-18
CIK 877357

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A



                                 AMENDMENT NO.1


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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. / /


The aggregate market value of voting Common Stock held by nonaffiliates of the registrant was approximately $4,989,957,000 based on the last reported sale price of the Common Stock on the Nasdaq consolidated transaction reporting system on April 12, 2000.



Number of shares outstanding of the registrant's class of Common Stock as of April 12, 2000: 72,581,191 shares.


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



Date: April 18, 2000

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

(2) 1998 and 1997 reserves were restated to zero due to discontinued operations of BioSphere Medical, Inc.

                                                          EXHIBIT INDEX
EXHIBIT NO.                                                DESCRIPTION
-----------                        ------------------------------------------------------------
             (**)3.1       --      Restated Certificate of Incorporation of the Registrant, as
                                   amended.

                 3.2(1)    --      Amended and Restated By-Laws of the Registrant.

                 4.1(1)    --      Specimen Certificate for shares of Common Stock, $.10 par
                                   value, of the Registrant.

                 4.2(5)    --      Form of 6 1/4% Convertible Subordinated Debenture due 2005.

                 4.3(5)    --      Global 6 1/4% Convertible Subordinated Debenture payable to
                                   Cede & Co. due 2005.

                 4.4(6)    --      Global 7% Convertible Subordinated Debenture payable to Cede
                                   & Co. due 2005.

             (**)4.5       --      Form of 5% Convertible Subordinated Debenture due 2007.

             (*)10.1(7)    --      The Registrant's 1991 Amended and Restated Stock Option
                                   Plan.

             (*)10.2(6)    --      The Registrant's 1991 Director Stock Option Plan, as amended and restated.

             (*)10.3(4)    --      The Registrant's 1996 Employee Stock Purchase Plan, as
                                   amended and restated.

             (*)10.4(5)    --      The Registrant's 1997 Stock Option Plan.

             (*)10.5(6)    --      The Registrant's 1998 Employee Stock Purchase Plan.

             (*)10.6(7)    --      The Registrant's 1999 Director Stock Option Plan

                10.7(3)    --      Lease as to Marlboro Industrial Park, dated December 12,
                                   1995, between Valerie A. Colbert, Trustee of Second Marlboro
                                   Development Trust under Declaration of Trust dated September
                                   15, 1972, and the Registrant (the "Marlboro Lease").

                10.8(5)    --      First Amendment to Marlboro Lease, dated February 1, 1997, and Second Amendment to Marlboro Lease, dated July 1, 1997.

                10.9(6)    --      Technology Transfer and License Agreement dated as of
                                   January 1, 1994, between the Registrant and BioSepra Inc.

                10.10(6)    --     Technology Transfer and License Agreement dated as of
                                   January 1, 1994, between the Registrant and HemaSure Inc.

                10.11(6)    --     Technology Transfer and License Agreement, effective January
                                   1, 1995, between the Registrant and SepraChem Inc.

             (*)10.12(2)    --     Letter Agreement, dated September 30, 1993, between the
                                   Company and David S. Barlow.

             (*)10.13(2)    --     Letter Agreement, dated June 10, 1994, between the
                                   Registrant and David Southwell.

             (*)10.14(4)    --     Letter Agreement, dated February 23, 1996, between the
                                   Registrant and Paul D. Rubin.

             (*)10.15(4)    --     Letter Agreement, dated February 23, 1995, between the
                                   Registrant and Robert F. Scumaci.

                10.16(5)    --     Put Agreement, dated as of December 30, 1997, between the
                                   Registrant and Fleet National Bank.

                                                          EXHIBIT INDEX
EXHIBIT NO.                                                DESCRIPTION
-----------                        ------------------------------------------------------------
                10.17(5)+    --    Agreement, dated as of December 5, 1997, by and between the
                                   Registrant and Schering-Plough Ltd.

                10.18(5)+    --    License Agreement, dated January 30, 1998, by and between
                                   the Registrant and Janssen Pharmaceutica N.V.

                10.19(6)+    --    Norcisapride Development and License Agreement, dated as of
                                   July 20, 1998, between Janssen Pharmaceutica N.V. and the
                                   Registrant.

                10.20(6)+    --    Exclusive License Agreement by and between Eli Lilly and
                                   Company and the Registrant.

                10.21(5)    --     Indenture, dated as of February 10, 1998, between the
                                   Registrant and The Chase Manhattan Bank, as trustee,
                                   relating to the 6 1/4% Convertible Subordinated Debentures due 2005.

                10.22(5)    --     Registration Rights Agreement, dated as of February 5, 1998, by and among the Registrant, Morgan Stanley & Co.
                                   Incorporated, Lehman Brothers Inc., Smith Barney Inc. and
                                   Vector Securities International, Inc.

                10.23(6)    --     Indenture, dated as of December 15, 1998, between the
                                   Registrant and The Chase Manhattan Bank, as trustee,
                                   relating to the 7% Convertible Subordinated Debentures due
                                   2005.

                10.24(6)    --     Registration Rights Agreement, dated as of December 10,
                                   1998, by and among the Registrant, Morgan Stanley & Co.
                                   Incorporated and Salomon Smith Barney, Inc.

                10.25(7)    --     Assignment Agreement, dated as of August 25, 1999, by and
                                   between the Registrant and Georgetown University.

                10.26(7)    --     Registration Rights Agreement, dated as of August 25, 1999, by and between the Registrant and Georgetown University.

            (**)10.27      --      Indenture, dated as of February 14, 2000, between the
                                   Registrant and the Chase Manhattan Bank, as trustee,
                                   relating to the 5% Convertible Subordinated Debentures due
                                   2007.

            (**)10.28      --      Registration Rights Agreement, dated as of February 14,
                                   2000, by and among the Registrant and Deutsche Bank
                                   Securities Inc.

            (**)10.29      --      Second Amended and Restated Revolving Credit Agreement Among
                                   Fleet National Bank, Sepracor Inc. and BioSphere Medical,
                                   Inc. dated as of December 22, 1999, as amended on
                                   February 14, 2000.

            (**)10.30++    --      License Agreement, dated August 31, 1999, by and between the
                                   Registrant and Hoechst Marion Roussel, Inc.

            (**)10.31++    --      EX-US License Agreement, dated August 31, 1999, by and
                                   between the Registrant and Hoechst Marion Roussel, Inc.

            (**)10.32++    --      License and Assignment Agreement, dated September 30, 1999, by and between the Registrant and Rhone-Poulenc Rorer SA.

            (**)10.33++    --      License Agreement, dated May 27, 1999, by and between UCB
                                   Farchim S.A. and the Registrant.

            (**)10.34++    --      Co-Promotion Agreement, dated as of November 18, 1999, by
                                   and between Ross Products Division of Abbott Laboratories
                                   Inc. and the Registrant.

                                                          EXHIBIT INDEX
EXHIBIT NO.                                                DESCRIPTION
-----------                        ------------------------------------------------------------
         (**)(*)10.35      --      Summary of Plan regarding "Parachute Payments" and Section
                                   280G Gross-Up Payments.

                13         --      Selected portions of the 1999 Annual Report to Stockholders
                                   (which shall be deemed filed only with respect to those
                                   portions specifically incorporated by reference herein).

            (**)21         --      Subsidiaries of the Company.

            (**)23.1       --      Consent of PricewaterhouseCoopers LLP.

            (**)23.2       --      Consent of Arthur Andersen LLP.

            (**)27         --      Financial Data Schedule.

            (**)99         --      Report of Arthur Andersen LLP.


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