Form 10-Q
period 2000-03-31
SEPRACOR INC /DE/
filed 2000-05-12
CIK 877357

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

                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2000

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
    (State or Other Jurisdiction of                      (I.R.S. Employer
    Organization or Incorporation)                    Identification number)

                 111 LOCKE DRIVE, MARLBOROUGH, MASSACHUSETTS 01752
                (Address of Principal Executive Offices) (Zip Code)

                                 (508) 481-6700
              (Registrant's Telephone Number, Including Area Code)

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

    COMMON STOCK, PAR VALUE $.10 PER SHARE, 72,921,403 SHARES OUTSTANDING AT MAY 5, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 SEPRACOR INC.
                                     INDEX

Part I--Financial Information

Item 1. Consolidated Condensed Financial Statements

  Consolidated Condensed Balance Sheets as of March 31, 2000
    and December 31, 1999 (Unaudited).......................      3

  Consolidated Statements of Operations for the Three Month
    Periods Ended March 31, 2000 and 1999 (Unaudited).......      4

  Consolidated Statements of Cash Flows for the Three Month
    Periods Ended March 31, 2000 and 1999 (Unaudited).......      5

  Notes to Consolidated Interim Financial Statements........      6

Item 2. Management's Discussion and Analysis of Financial
  Condition
  and Results of Operations.................................     11

Item 3. Quantitative and Qualitative Disclosure About Market
  Risk......................................................     20

Part II--Other Information

Item 1. Legal Proceedings...................................     21

Item 6. Exhibits and Reports on Form 8-K....................     22

Signatures..................................................     23

                                 SEPRACOR INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                  (UNAUDITED)

                                 (IN THOUSANDS)

                                                              MARCH 31,   DECEMBER 31,
                                                                2000          1999
                                                              ---------   ------------
Assets

Current assets:
Cash and cash equivalents...................................  $ 267,095     $  59,488
Marketable securities.......................................    476,501       276,335
Accounts receivable, net....................................      7,069         4,485
Inventories, net............................................      2,624         4,455
Other current assets........................................      5,355         5,277
                                                              ---------     ---------
Total current assets........................................    758,644       350,040

Property, plant and equipment, net..........................     19,152        19,003
Investment in affiliates....................................      4,228         3,141
Patents, intangibles assets and other assets, net...........     45,754        34,451
                                                              ---------     ---------
Total assets................................................  $ 827,778     $ 406,635
                                                              =========     =========

Liabilities and Stockholders' Equity (deficit)

Current liabilities:
Accounts payable............................................  $   8,815     $  20,196
Accrued expenses............................................     47,640        42,575
Loan guarantee of affiliate.................................      5,000         5,000
Notes payable and current portion of capital lease
  obligation and long-term debt.............................        120           120
Other current liabilities...................................      3,668         2,078
                                                              ---------     ---------
Total current liabilities...................................     65,243        69,969

Long-term debt and capital lease obligation.................      1,231         1,136
Convertible subordinated debentures.........................    853,008       489,475
Other long-term liabilities.................................        758           826
                                                              ---------     ---------
Total liabilities...........................................    920,240       561,406

Minority interest...........................................      3,990           934

Stockholders' equity (deficit)

Preferred stock.............................................         --            --
Common stock................................................      7,278         6,748
Additional paid-in capital..................................    440,312       327,591
Unearned compensation, net..................................       (202)         (217)
Accumulated deficit.........................................   (543,407)     (489,370)
Accumulated other comprehensive (loss)......................       (433)         (457)
                                                              ---------     ---------
Total stockholders' equity (deficit)........................    (96,452)     (155,705)
                                                              ---------     ---------
Total liabilities and stockholders' equity (deficit)........  $ 827,778     $ 406,635
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

                                 SEPRACOR INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              THREE MONTH PERIODS ENDED
                                                              -------------------------
                                                               MARCH 31,     MARCH 31,
                                                                 2000          1999
                                                              -----------   -----------
Revenues:
  Product sales.............................................    $ 13,866      $    280
  Collaborative research and development....................          --         2,378
  License fees..............................................          --             8
  Royalties and other.......................................       1,267            58
                                                                --------      --------
    Total revenues..........................................      15,133         2,724

Cost of revenues:
  Product...................................................       4,770           146
  Royalties and other.......................................         200            20
                                                                --------      --------
    Total cost of revenues..................................       4,970           166

    Gross margin............................................      10,163         2,558

Operating expenses:
  Research and development..................................      32,005        18,439
  Selling, general and administrative and patent costs......      22,602        10,409
                                                                --------      --------
    Total operating expenses................................      54,607        28,848
                                                                --------      --------
Loss from operations........................................     (44,444)      (26,290)

Other income (expense):
  Interest income...........................................       7,593         6,054
  Interest expense..........................................      (9,981)       (8,290)
  Other income (expense)....................................      (7,442)         (172)
  Equity in loss of investees...............................        (330)       (1,684)
                                                                --------      --------
    Total other income (expense)............................     (10,160)       (4,092)
                                                                --------      --------
Net loss before minority interests..........................     (54,604)      (30,382)
Minority interest in subsidiary.............................         567           337
                                                                --------      --------
Net loss from continuing operations.........................     (54,037)      (30,045)
                                                                --------      --------
Discontinued operations: Loss from discontinued operations
  (net of minority interests)...............................          --          (279)
                                                                --------      --------
Net loss....................................................    $(54,037)     $(30,324)
                                                                ========      ========
Basic and diluted net loss per common share from continuing
  operations................................................    $  (0.76)     $  (0.46)
Basic and diluted net loss per common share from
  discontinued operations...................................          --      $  (0.00)
                                                                --------      --------
Basic and diluted net loss per common share.................    $  (0.76)     $  (0.46)
                                                                --------      --------
Shares used in computing basic and diluted net loss per
  common share:
  Basic and diluted.........................................      71,001        65,454
                                                                --------      --------

   The accompanying notes are an integral part of the consolidated financial statements

                                 SEPRACOR INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                 (IN THOUSANDS)

                                                                THREE MONTH PERIODS ENDED
                                                              ------------------------------
                                                              MARCH 31, 2000   MARCH 31,1999
                                                              --------------   -------------
Cash flows from operating activities:
Net loss....................................................     $(54,037)       $(30,324)
Less: Loss from discontinued operations (net of minority
  interests)................................................           --            (279)
                                                                 --------        --------
  Net loss from continuing operations.......................      (54,037)        (30,045)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization.............................        2,546           1,539
  Minority interests in subsidiaries........................         (567)           (337)
  Provision for bad debt....................................           34              --
  Equity in investee losses.................................          330           1,684
  Other.....................................................          (69)              4
Changes in operating assets and liabilities:
  Accounts receivable.......................................       (2,668)         (2,157)
  Inventories...............................................        1,832          (2,527)
  Other current assets......................................          (29)           (437)
  Other current liabilities.................................        1,859             276
  Accounts payable..........................................      (11,381)         (2,145)
  Accrued expenses..........................................        5,065              86
                                                                 --------        --------
    Net cash used in operating activities:..................      (57,085)        (34,059)
Cash flows from investing activities:
  Purchases of marketable securities........................     (404,732)       (135,213)
  Sales of and maturities of marketable securities..........      204,615          57,000
  Additions to property and equipment.......................       (1,428)         (1,504)
  Investment in affiliate...................................           --          (2,000)
  Other assets..............................................         (912)              1
                                                                 --------        --------
    Net cash used in investing activities:..................     (202,457)        (81,716)
Cash flows from financing activities:
  Net proceeds from issuance of common stock................       15,309           1,456
  Proceeds from BioSphere private equity placement..........        5,785              --
  Proceeds from sale of 5% debentures due 2007..............      460,000              --
  Costs associated with 5% debentures due 2007..............      (14,015)             --
  Costs associated with 7% debentures due 2005..............           --            (276)
  Borrowings of long-term debt, capital leases and line of
    credit agreements.......................................          147              --
  Repayments of long-term debt, capital leases and line of
    credit agreements.......................................          (52)           (164)
                                                                 --------        --------
    Net cash provided by financing activities...............      467,174           1,016
Effect of exchange rate changes on cash and cash
  equivalents...............................................          (25)            (55)
                                                                 --------        --------
Net increase (decrease) in cash and cash equivalents........      207,607        (114,814)
Net cash used in discontinued operations....................           --            (510)
Cash and cash equivalents at beginning of period............       59,488         295,323
                                                                 --------        --------
Cash and cash equivalents at end of period..................     $267,095        $179,999

Non cash activities:
  Conversion of convertible subordinated debentures to
    shares of common stock..................................     $ 96,467        $     --

   The accompanying notes are an integral part of the consolidated financial statements

                                    ITEM 1.

               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION:

    The accompanying consolidated interim financial statements are unaudited and have been prepared on a basis substantially consistent with the audited financial statements. Certain information and footnote disclosures normally included in Sepracor's annual financial statements have been condensed or omitted. The year-end consolidated condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The consolidated interim financial statements, in the opinion of management, reflect all adjustments (including normal recurring accruals) necessary for a fair presentation of the results for the interim periods ended March 31, 2000 and 1999.

    The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year. These consolidated interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1999, which are contained in Sepracor's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the Securities and Exchange Commission.

    The consolidated interim financial statements include the accounts of Sepracor Inc. ("Sepracor" or the "Company") and its majority and wholly owned subsidiaries, including BioSphere Medical Inc. ("BioSphere") and Sepracor Canada Limited.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

A)  STOCK SPLIT

    On January 20, 2000, the Company announced that its Board of Directors approved a two-for-one stock split which was paid in the form of a 100% stock dividend on February 25, 2000 to stockholders of record on February 1, 2000. As a result, all references to share and per-share data are presented on a post-split basis.

B)  NEW ACCOUNTING PRONOUNCEMENTS

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") which is effective no later than the quarter ended June 30, 2000. SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company plans to adopt SAB 101 within the required timeframe and is presently evaluating the impact of the adoption of this new standard; however adoption of this new standard is not expected to have a material impact on the Company's financial position and results of operations.

    In 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. The Company will adopt SFAS No. 133 in 2001, in accordance with SFAS 137, which deferred the effective date of SFAS 133. The adoption of this standard in 2001 is not expected to have a material impact on the Company's consolidated financial statements.

    In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation", which provides guidance for issues that have arisen in applying APB No. 25, "Accounting for Stock Issued to Employees". This Interpretation, which is effective July 1, 2000, applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards, and changes in grantee status that occur on or after July 1, 2000, except for the provisions related

                                    ITEM 1.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED) to repricings and the definition of an employee which apply to awards issued after December 31, 1998. The Company is evaluating the impact of adoption of this Interpretation; however, it is not expected to have a material impact on the Company's financial position and results of operations.

C)  BASIC AND DILUTED NET (LOSS) PER COMMON SHARE

    Basic earnings (loss) per share ("EPS") excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based upon the weighted-average number of common shares outstanding during the period plus the additional weighted-average common equivalent shares during the period. Common equivalent shares are not included in the per share calculations where the effect of their inclusion would be anti-dilutive. Common equivalent shares result from the assumed conversion of preferred stock and the assumed exercises of outstanding stock options, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method. For the three months ended March 31, 2000 and 1999, basic and diluted net loss per common share is computed based on the weighted-average number of common shares outstanding during the period, because the effect of common stock equivalents would be anti-dilutive.

    Certain securities were not included in the computation of diluted earnings
(loss) per share for the three months ended March 31, 2000 and 1999, because they would have an anti-dilutive effect due to net losses for such periods. These securities include: (i) options to purchase 9,374,000 shares of common stock with purchase prices of $1.00 to $92.25 per share for the three months ended March 31, 2000 and options to purchase 10,881,000 shares of common stock with purchase prices of $.75 to $59.13 per share for the three months ended March 31, 1999; (ii) 13,712,000 shares of common stock for issuance upon conversion of the 6 1/4% convertible subordinated debentures due 2005, the 7% convertible subordinated debentures due 2005 and the 5% convertible subordinated debentures due 2007 for the three months ended March 31, 2000 and 12,805,000 shares of common stock for issuance upon conversion of the 6 1/4% convertible subordinated debentures due 2005, and the 7% convertible subordinated debentures due 2005 for the three months ended March 31, 1999.

3.  INVENTORIES:

Inventories consist of the following:

(IN THOUSANDS)                                                MARCH 31, 2000 (1)   DECEMBER 31, 1999
--------------                                                ------------------   -----------------
Raw materials...............................................        $1,523              $1,785
Work in progress............................................           382                 765
Finished goods..............................................           719               1,905
                                                                    ------              ------
                                                                    $2,624              $4,455

------------------------

(1) The decrease in inventory at March 31, 2000 is primarily due to an increase in inventory reserves of approximately $2,766 which resulted from an isolated third party manufacturing issue. The Company is reviewing its possible recourse concerning the issue.

                                    ITEM 1.

4.  PATENTS, INTANGIBLE ASSETS AND OTHER ASSETS, NET:

(IN THOUSANDS)                                                MARCH 31, 2000   DECEMBER 31, 1999
--------------                                                --------------   -----------------
Deferred finance costs, net(1)..............................     $24,127            $12,720
Intangible assets and patents, net..........................      20,697             20,922
Other assets................................................         930                809
                                                                 -------            -------
                                                                 $45,754            $34,451

------------------------

(1) March 31, 2000 balance includes $14,015 of costs associated with the $460,000 of 5% Convertible Subordinated Debentures due 2007 issued in the first quarter of 2000.

5.  CONVERTIBLE SUBORDINATED DEBENTURES:

(IN THOUSANDS)                                                MARCH 31, 2000   DECEMBER 31, 1999
--------------                                                --------------   -----------------
6.25% Convertible Subordinated Debentures due 2005(1)(2)....     $ 93,048          $189,475
7.00% Convertible Subordinated Debentures due 2005(1).......      299,960           300,000
5.00% Convertible Subordinated Debentures due 2007(3).......      460,000                --
                                                                 --------          --------
                                                                 $853,008          $489,475

------------------------

(1) The decrease represents debentures converted into Sepracor common stock (6.25% conversion included costs of $7,497 for conversion of $96,424 of debentures)

(2) Deferred finance costs of approximately $2,373 were written off against additional paid-in capital as a result of the conversion.

(3) Represents $460,000 in principal amount of 5% Convertible Subordinated Debentures due 2007 issued in the first quarter of 2000.

6.  COMPREHENSIVE INCOME (LOSS):

    Total comprehensive income (loss) is comprised of net income (loss), unrealized gain (loss) on available-for-sale securities and net currency translation adjustments.

                                                              THREE MONTH PERIODS ENDED
                                                              -------------------------
                                                               MARCH 31,     MARCH 31,
(IN THOUSANDS)                                                   2000          1999
--------------                                                -----------   -----------
Comprehensive income (loss):
  Net loss..................................................    $(54,037)     $(30,324)
  Cumulative translation adjustment.........................         (25)         (417)
  Unrealized gain...........................................          49            --
                                                                --------      --------
  Total comprehensive income (loss).........................    $(54,013)     $(30,741)

7.  SUBSIDIARIES AND AFFILIATES:

BIOSPHERE

    On February 4, 2000, BioSphere announced that it had completed a private placement of approximately $5,900,000 of common stock and warrants. Investors purchased 653,887 shares of BioSphere common stock and warrants to purchase 163,468 shares of common stock. As a result of this transaction,

                                    ITEM 1.

7.  SUBSIDIARIES AND AFFILIATES: (CONTINUED)
Sepracor's ownership of BioSphere decreased from approximately 64% to 59% as of February 2000. The transaction resulted in Sepracor recording a gain of approximately $2,771,000 as an addition to additional paid-in capital.

HEMASURE

    On March 3, 2000, HemaSure Inc. ("HemaSure") announced that it had completed a $28,000,000 private placement of common stock, consisting of 3,700,000 shares of common stock, thereby reducing Sepracor's ownership to approximately 22%. The transaction resulted in Sepracor recording a gain of approximately $1,417,000 through additional paid-in capital. Sepracor has recorded $330,000 as its share of Hemasure losses for the three month period ended March 31, 2000.

8.  LITIGATION:

    On April 13, 2000, the Company announced that the Federal Trade Commission (the "FTC") closed its investigation, under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act") of the license agreement that allows Eli Lilly and Company ("Lilly") and Sepracor to exclusively develop and globally commercialize (R)-fluoxetine.

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

    With respect to the allegations concerning the '572 Patent, HemaSure has answered the complaint stating that it does not infringe any claim of the asserted patent. Further, HemaSure has counterclaimed for declaratory judgment of invalidity, noninfringement and unenforceability of the '572 Patent. Pall has amended its complaint to add Lydall, Inc. ("Lydall"), whose subsidiary supplied filter media for the LeukoNet product, as a co-defendant. HemaSure has filed for summary judgment of noninfringement, and Pall has cross-filed for summary judgment of infringement at the same time. Lydall supported HemaSure's motion for summary judgment of noninfringement, and has filed a motion for summary judgment that the asserted claims of the '572 Patent are invalid as a matter of law. Discovery has been completed in the action. The court held a hearing on the summary judgment motions on April 18, 2000. No decision has been made on the motions.

    On April 5, 1999, HemaSure and Gambro BCT, Inc. ("Gambro BCT") filed a complaint for declaratory relief against Pall in the U.S. District Court of Colorado. HemaSure and Gambro BCT seek declaratory relief that Pall's U.S. Patent No's. 5,451,321, 5,229,012, 5,344,561, 5,501,795 and 5,863,436 are
invalid and not infringed by HemaSure's r\LS filter and methods of using the r\LS filter. Pall moved to dismiss or transfer to the Eastern District of New York or, in the alternative, to stay this action. HemaSure and Gambro BCT opposed Pall's motion. On July 16, 1999, the United States District Court of Colorado denied Pall's motion to transfer or, in the alternative, to stay the action, and the action is proceeding. On September 30, 1999, the Court denied Pall's motion to dismiss the action and the case is proceeding. On October 20, 1999, Pall submitted a counterclaim alleging that HemaSure's r\LS System infringes its patents that are the subject of the lawsuit and that HemaSure and Gambro BCT tortiously interfered and unfairly

                                    ITEM 1.

8.  LITIGATION: (CONTINUED)
competed with Pall's business. HemaSure and Gambro BCT replied to Pall's counterclaim and denied Pall's allegations of tortious interference, unfair competition and patent infringement.

    On April 23, 1999, Pall filed a complaint against HemaSure and Gambro BCT in the U.S. District Court of the Eastern District of New York alleging that HemaSure's r\LS filter infringes Pall's '572 Patent, and tortiously interfered and unfairly competed with Pall's business. On May 19, 1999, Pall filed an amended complaint adding Sepracor, Gambro, Inc. and Gambro, A.B., a Swedish company, of which Gambro Inc. is a business unit, as defendants. Sepracor, HemaSure and Gambro BCT have moved to dismiss, transfer, or stay the action, and Pall has opposed the motion. On April 18, 2000, the parties stipulated in open court to the dismissal without prejudice of Pall's suit against Sepracor, HemaSure and Gambro BCT.

    HemaSure has engaged patent counsel to investigate the pending litigations. HemaSure believes, based on its review of these matters, that a properly informed court should conclude that the manufacture, use and/or sale by HemaSure or its customers of the LeukoNet System and the r\LS System does not infringe any valid enforceable claim of the Pall patents. However, there can be no assurance that HemaSure will prevail in the pending litigation, and an adverse outcome in a patent infringement action would have a material adverse effect on HemaSure's financial condition and future business and operations, including the possibility of significant damages in the litigations and an injunction against the sale of the r\LS System if HemaSure does not prevail in the litigations.

9.  SUBSEQUENT EVENTS:

    On April 13, 2000, the Company announced that the FTC had closed its investigation, under the HSR Act, of the license agreement that allows Lilly and Sepracor to exclusively develop and globally commercialize (R)-fluoxetine (the "Lilly Agreement"). (R)-Fluoxetine is a modified form of an active ingredient found in Prozac(R). The Lilly Agreement became effective on April 14, 2000, and, as an initial milestone and license fee payment, the Company has received $10,000,000 and is entitled to receive an additional $10,000,000 on or prior to May 15, 2000, which will be recorded as revenue in accordance with the terms of the agreement. The Company will also receive up to $70,000,000 in additional milestone payments based on the progression of (R)-fluoxetine through development. Sepracor will receive royalties on (R)-fluoxetine worldwide sales, if any, beginning at product launch. In exchange, Lilly will receive exclusive, worldwide rights to (R)-fluoxetine for all indications and uses. Lilly will be responsible for developmental work on (R)-fluoxetine, including regulatory submissions, product manufacturing, marketing and sales.

                                    ITEM 2.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This Quarterly Report on Form 10-Q contains, in addition to historical information, forward-looking statements, which involve risks and uncertainties. Sepracor's actual results could differ significantly from the results discussed in such forward-looking statements. See "Factors Affecting Future Operating Results" below.

OVERVIEW

    Sepracor is a specialty pharmaceutical company focused on the cost-effective development of safer, purer and more effective drugs that are improved versions of widely-prescribed pharmaceutical compounds.

    In May 1999, Sepracor commercially introduced Xopenex, a single-isomer form of the leading bronchodilator, albuterol. Xopenex is the first pharmaceutical product developed and commercialized by Sepracor.

    The consolidated interim financial statements include the accounts of Sepracor Inc. ("Sepracor" or the "Company") and its majority and wholly-owned subsidiaries, including BioSphere Medical Inc. ("BioSphere") and Sepracor Canada Limited.

    On April 13, 2000, the Company announced that the FTC had closed its investigation, under the HSR Act, of the license agreement that allows Lilly and Sepracor to exclusively develop and globally commercialize (R)-fluoxetine (the "Lilly Agreement"). (R)-Fluoxetine is a modified form of an active ingredient found in Prozac(R). The Lilly Agreement became effective on April 14, 2000, and, as an initial milestone and license fee payment, the Company has received $10,000,000 and is entitled to receive an additional $10,000,000 on or prior to May 15, 2000, which will be recorded as revenue in accordance with the terms of the agreement. The Company will also receive up to $70,000,000 in additional milestone payments based on the progression of (R)-fluoxetine through development. Sepracor will receive royalties on (R)-fluoxetine worldwide sales, if any, beginning at product launch. In exchange, Lilly will receive exclusive, worldwide rights to (R)-fluoxetine for all indications and uses. Lilly will be responsible for developmental work on (R)-fluoxetine, including regulatory submissions, product manufacturing, marketing and sales.

    On March 3, 2000, HemaSure Inc. ("HemaSure") announced that it had completed a $28,000,000 private placement of common stock, consisting of 3,700,000 shares of common stock, thereby reducing Sepracor's ownership to approximately 22%. The transaction resulted in Sepracor recording a net gain of approximately $1,417,000 through additional paid in capital.

    On February 14, 2000, the Company issued $400,000,000 in principal amount of 5% convertible subordinated debentures due 2007 (the "5% Debentures"). The 5% Debentures have an annual interest rate of 5% and are convertible into Sepracor Common Stock at $92.38 per share. On March 9, 2000 the Company issued an additional $60,000,000 in principal amount of 5% Debentures pursuant to an over-allotment option granted to the initial purchaser of the 5% Debentures.

    In February 2000, the Company converted $96,424,000 of its 6 1/4% convertible subordinated debentures due 2005 (the "6 1/4% Debentures"). Costs related to the conversion of the 6 1/4% Debentures, including inducements, and other costs, were approximately $7,497,000. Deferred finance costs of approximately $2,373,000 were written off against additional paid-in capital as a result of the conversion.

    On February 4, 2000, BioSphere announced that it had completed a private placement of approximately $5,900,000 of common stock and warrants. Investors purchased 653,887 shares of BioSphere common stock and warrants to purchase 163,468 shares of BioSphere common stock. As a result of this transaction, Sepracor's ownership of BioSphere decreased from approximately 64% to 59% as of February 2000. The transaction resulted in Sepracor recording a net gain of approximately $2,771,000 as an addition to additional paid-in capital.

    On January 20, 2000, the Company announced that its Board of Directors approved a two-for-one stock split which was paid in the form of a 100% stock dividend on February 25, 2000 to stockholders of record on February 1, 2000. As a result, all references to share and per-share data are presented on a post-split basis.

    During 2000, the Company expects that it will incur increasing expenses, primarily in research and development and sales and marketing, as a result of efforts to advance the development of its portfolio of pharmaceuticals and drug candidates, and activities relating to the sales and marketing of Xopenex. The Company also expects to continue to pursue additional corporate partnering and alliance arrangements including out-licensing agreements, joint developments and merger or acquisition opportunities.

THREE MONTH PERIODS ENDED MARCH 31, 2000 AND 1999

    Product revenues were $13,866,000 and $280,000 for the three months ended March 31, 2000 and 1999, respectively. The increase in revenue is due primarily to sales of Xopenex. The Company commercially introduced Xopenex in May 1999.

    Collaborative research and development revenue was $0 and $2,378,000 for the three months ended March 31, 2000 and 1999, respectively. The decrease in revenue is due primarily to the termination of the research and development studies conducted by Sepracor under the collaborative license agreement between Sepracor and Janssen Pharmaceutica N.V ("Janssen"), dated January 30, 1998, for the development of norastemizole.

    License fee revenue was $0 and $8,000 for the three months ended March 31, 2000 and 1999, respectively. The decrease in revenue is due primarily to the termination of the licensing agreement between the Company and Nagase & Company, Ltd.

    Royalty and other revenue was $1,267,000 and $58,000 for the three months ended March 31, 2000 and 1999, respectively. Approximately $692,000 in revenue for the three months ended March 31, 2000 is related to proceeds from the royalty agreement with Hoechst Marion Roussel Inc. (now Aventis) ("HMRI") under which Sepracor licensed its patents on fexofenadine to HMRI. Sepracor currently receives royalties on European sales of fexofenadine in countries where Sepracor holds issued patents on fexofenadine. An additional $548,000 in first quarter 2000 revenue relates to miscellaneous revenue associated with BioSphere.

    Cost of product revenues, as a percentage of product revenues, was 34% and 52% for the three months ended March 31, 2000 and 1999, respectively. The decrease is primarily due to the introduction of Xopenex product sales which have significantly less product cost as a percentage of product revenues than the BioSphere product cost as a percentage of product revenues. Included in the product cost for the three months ended March 31, 2000 is approximately $2,766,000, or 20% of product revenue, of costs to increase inventory reserves due to an isolated third party manufacturing issue. The Company is reviewing its possible recourse concerning the issue.

    Research and development expenses were $32,005,000 and $18,439,000 for the three months ended March 31, 2000 and 1999, respectively. The increase is primarily due to costs related to several new clinical studies and increased personnel costs related to the development of the Company's quality assurance, quality control, clinical and regulatory infrastructure.

    Selling, general and administrative and patent expenses were $22,602,000 and $10,409,000 for the three months ended March 31, 2000 and 1999, respectively. The increase is related to the addition of two third-party contracted sales forces and the introduction of various marketing programs for the commercial launch of Xopenex and increased legal costs principally related to the FTC's review of the Company's agreement with Lilly for rights to (R)-fluoxetine.

    The net of interest income, interest (expense) and other income (expense) was ($9,830,000) and ($2,408,000) for the three months ended March 31, 2000 and 1999, respectively. The increase in expense is primarily the result of the early conversion of certain 6 1/4% Debentures, which resulted in inducements and other costs of $7,497,000 in the first quarter of 2000.

    Equity in loss of investees was $330,000 and $1,684,000 for the three months ended March 31, 2000 and 1999, respectively. The decrease is due to Sepracor no longer recognizing losses in Versicor Inc. ("Versicor"), an affiliate of Sepracor, in 2000 and due to Sepracor having a lower ownership percentage in HemaSure in 2000.

    Minority interest in subsidiary from continuing operations resulted in a decrease to consolidated net loss of $567,000 and $337,000 for the three months ended March 31, 2000 and 1999, respectively. The fluctuation in minority interest is the result of the minority interest in BioSphere increasing from approximately 36% to 42% and due to BioSphere recording a larger net loss in the first quarter of 2000 than in the first quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

    Cash and cash equivalents plus marketable securities totaled $743,596,000 at March 31, 2000, compared to $335,823,000 at December 31, 1999.

    The net cash used in operating activities for the three months ended
March 31, 2000 was $57,085,000. The net cash used in operating activities includes a net loss of $54,037,000 adjusted by non-cash charges of $2,274,000. Accounts receivable increased by $2,668,000 due primarily to increased sales of Xopenex. Inventory decreased by $1,832,000 primarily due to increased inventory reserves which resulted primarily from an isolated third party manufacturing issue. Accounts payable decreased by $11,381,000 due to the timing of cash disbursements made. Accrued expenses increased by $5,065,000 due primarily to increased research and development activities.

    The net cash used in investing activities for the three months ended
March 31, 2000 was $202,457,000. Cash was invested primarily in net purchases of marketable securities of $200,117,000 and in purchases of property and equipment of approximately $1,428,000.

    The net cash provided by financing activities for the three months ended March 31, 2000 was $467,174,000. Sepracor received approximately $445,985,000 in net proceeds from the issuance of the 5% Debentures. The Company also received approximately $15,309,000 in proceeds from the issuance of common stock and $5,785,000 from BioSphere's private equity placement.

    On February 14, 2000, the Company issued $400,000,000 in principal amount of 5% Debentures. The 5% Debentures have an annual interest rate of 5% and are convertible into Sepracor common stock at $92.38 per share. On March 9, 2000, the Company issued an additional $60,000,000 in principal amount of 5% Debentures pursuant to an over-allotment option granted to the initial purchaser of the 5% Debentures.

    The Company believes its existing cash and the anticipated cash flow from its current strategic alliances and operations will be sufficient to support existing operations for the near term. Sepracor's actual future cash requirements, however, will depend on many factors, including the progress of its preclinical, clinical, and research programs, the number and breadth of these programs, achievement of milestones under strategic alliances arrangements, acquisitions, its ability to establish and maintain additional strategic alliance and licensing arrangements, and the progress of the Company's development efforts and the development efforts of its strategic partners.

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

    WE HAVE NEVER BEEN PROFITABLE AND WE MAY NOT BE ABLE TO GENERATE REVENUES SUFFICIENT TO ACHIEVE PROFITABILITY: We have not been profitable since inception, and it is possible that we will not achieve profitability. We incurred net losses applicable to common shares on a consolidated basis of approximately $54.0 million for the quarter ended March 31, 2000 and $183.1 million for the year ended December 31, 1999. We expect to continue to incur operating and capital expenditures. As a result, we will need to generate significant revenues to achieve and maintain profitability. We cannot assure you that we will achieve significant revenues or that we will ever achieve profitability. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. If revenues grow more slowly than we anticipate or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial conditions will be materially and adversely affected. Our ability to generate profitability will depend in large part on successful commercialization of our initial products and successful development and commercialization of principal products under development. Failure to successfully commercialize these products may have a material adverse effect on our business.

    WE WILL BE REQUIRED TO EXPEND SIGNIFICANT RESOURCES FOR RESEARCH, DEVELOPMENT, TESTING AND REGULATORY APPROVAL OF OUR DRUGS UNDER DEVELOPMENT AND THESE DRUGS MAY NOT BE DEVELOPED SUCCESSFULLY: We are focused on the development of improved versions of widely prescribed pharmaceutical compounds which we refer to as improved chemical entities, or ICEs. Most of our ICEs are still undergoing clinical trials or are in the early stages of development. Our drugs may not provide greater benefits or fewer side effects than the original versions of these drugs and our research efforts may not lead to the discovery of new drugs with improved characteristics. All of our drugs under development will require significant additional research, development, preclinical and/or clinical testing, regulatory approval and a commitment of significant additional resources prior to their commercialization. Our potential products may not:

    - be developed successfully;

    - be proven safe and efficacious in clinical trials;

    - offer therapeutic or other improvements over comparable drugs;

    - meet applicable regulatory standards;

    - be capable of being produced in commercial quantities at acceptable costs; or

    - be successfully marketed.

    IF WE FAIL TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY RIGHTS OR FACE A CLAIM OF INTELLECTUAL PROPERTY INFRINGEMENT BY A THIRD PARTY, THEN WE COULD LOSE VALUABLE INTELLECTUAL PROPERTY RIGHTS, BE LIABLE FOR SIGNIFICANT DAMAGES OR BE PREVENTED FROM COMMERCIALIZING OUR PRODUCTS: Our success depends in part on our ability to obtain and maintain patents, protect trade secrets and operate without infringing upon the proprietary rights of others. In the absence of patent and trade secret protection, competitors may adversely affect our business by independently developing and marketing substantially equivalent products and technology and preventing us from marketing our products. It is also possible that we could incur substantial costs in litigation if we are required to defend ourselves in patent suits brought by third parties, or if we are required to initiate litigation against others to protect our intellectual property rights.

    We have filed various patent applications covering the composition of, and the methods of using, single-isomer or active-metabolite forms of various compounds for specific applications. However, we may not be issued patents in respect of the patent applications already filed or that we file in the future. Moreover, the patent position of companies in the pharmaceutical industry generally involves complex legal and factual questions, and recently has been the subject of much litigation. No consistent policy has emerged from the U.S. Patent and Trademark Office, generally known as the PTO, or the courts regarding the breadth of claims allowed or the degree of protection afforded under patents and other proprietary rights. Any patents we have obtained, or obtain in the future, may be challenged, invalidated or circumvented. Moreover, the PTO may commence interference proceedings involving our patents or patent applications. Any challenge to, or invalidation or circumvention of, our patents or patent applications could have a material adverse effect on our business.

    Our ability to commercialize successfully any ICE will largely depend upon our ability to obtain and maintain use patents of sufficient scope to prevent third parties from developing similar or competitive products. Third parties, typically drug companies, hold patents or patent applications covering the composition of matter for most of the ICEs for which we have use patents or patent applications. In each of these cases, unless we have or obtain a license agreement, we generally may not commercialize the ICE until the expiration of these third-party patents. Licenses may not be available to us on acceptable terms, if at all. In addition, it would be costly for us to contest the validity of a third-party patent or defend any claim that we infringe a third-party patent. Moreover, litigation involving third-party patents may not be resolved in our favor.

    IF OUR PRODUCTS DO NOT RECEIVE GOVERNMENT APPROVAL, THEN WE WILL NOT BE ABLE TO COMMERCIALIZE THEM: The U.S. Food and Drug Administration, or FDA, and similar foreign agencies must approve the marketing and sale of pharmaceutical products developed by us or our development partners. These agencies impose substantial requirements on the manufacture and marketing of drugs. Our failure to obtain regulatory approval on a timely basis and any unanticipated significant expenditures on preclinical and clinical studies could adversely affect the funds we will require to advance our products to commercialization and the timing of the commercial introduction of, or our ability to, market and sell our products.

    The regulatory process to obtain marketing approval requires clinical trials of a product to establish its safety and efficacy. Problems that may arise during clinical trials include:

    - results of clinical trials may not be consistent with preclinical study results;

    - results from later phases of clinical trials may not be consistent with the results from earlier phases; and

    - products may not be shown to be safe and efficacious.

    Even if the FDA or similar foreign agencies grant us regulatory approval of a product, the approval may be subject to limitations on the indicated uses for which the product may be marketed or contain requirements for costly post-marketing follow-up studies. Moreover, if we fail to comply with applicable regulatory requirements, we may be subject to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

    THE DEVELOPMENT AND COMMERCIALIZATION OF OUR PRODUCTS COULD BE DELAYED OR TERMINATED IF OUR COLLABORATIVE PARTNERS TERMINATE, OR FAIL TO PERFORM THEIR OBLIGATIONS UNDER, THEIR AGREEMENTS WITH US OR IF ANY OF OUR COLLABORATION AGREEMENTS IS SUBJECT TO LENGTHY GOVERNMENT REVIEW: We have entered into collaboration arrangements with pharmaceutical companies. Our revenues under these collaboration arrangements will consist primarily of milestone payments and royalties on sales of products. Any such payments and royalties will depend in large part on the efforts of our collaboration partners. If any of our collaboration partners does not devote sufficient time and resources to its collaboration arrangement with us, the potential commercial benefits of the arrangement may not be realized by us, and our results of operations may be adversely affected. In addition, if any of our collaboration partners were to breach or terminate their agreements with us or fail to perform their obligations to us in a timely manner, the development and commercialization of the products could be delayed or terminated. Any delay or termination of this type could have a material, adverse effect on our financial condition and results of operations because we may be required to expend additional funds to bring our products to commercialization, and milestone or royalty payments from collaborative partners or revenue from product sales, if any, could be delayed or terminated. Any failure or inability by us to perform some of our obligations under a collaboration agreement could reduce or extinguish the benefits to which we are otherwise entitled under the agreement.

    We are required to file a notice under the HSR Act for certain agreements containing exclusive license grants and to delay the effectiveness of any such exclusive license until the expiration or earlier termination of the notice and waiting period under the HSR Act. If the expiration or termination of the notice and waiting period under the HSR Act is delayed because of lengthy government review, or if the FTC or Department of Justice successfully challenges such a license, development and commercialization could be delayed or precluded and our business could be adversely affected.

    Development and commercialization of some of our product candidates may depend on our ability to enter into additional collaboration agreements with pharmaceutical companies to fund all or part of the costs of development and commercialization of such product candidates. There can be no assurance that we will be able to enter into collaboration agreements for ICEs in the future or that the terms of the collaboration agreements, if any, will be favorable to us. The inability to enter into collaboration agreements in the future could delay or preclude the development, manufacture and/or marketing of some of our drugs and could have a material adverse effect on our financial condition and results of operations because:

    - we may be required to expend additional funds to advance the drugs to commercialization;

    - revenue from product sales could be delayed; or

    - we may elect not to commercialize the drugs.

    WE HAVE LIMITED SALES AND MARKETING EXPERIENCE AND EXPECT TO INCUR SIGNIFICANT EXPENSES IN DEVELOPING A SALES FORCE. IN ADDITION, OUR LIMITED SALES AND MARKETING EXPERIENCE MAY RESTRICT OUR SUCCESS IN COMMERCIALIZING OUR
PRODUCTS: We currently have very limited sales and marketing experience. If we successfully develop and obtain regulatory approval for the products we are currently developing, we expect to license some of them to large pharmaceutical companies and market and sell others through our direct specialty sales forces or through other arrangements, including co-promotion arrangements. We have established a direct sales force to market Xopenex, our single isomer form of albuterol. As we begin to enter into co-promotion arrangements or market and sell additional products directly, we will need to significantly expand our sales force. We expect to incur significant expense in expanding our direct sales force. Our limited experience in developing, maintaining and expanding a direct specialty sales force may restrict our success in commercializing our products.

    Our ability to realize significant revenues from direct marketing and sales activities depends on our ability to attract and retain qualified sales personnel in the pharmaceutical industry and competition for these persons is intense. If we are unable to attract and retain qualified sales personnel, we will not be able to successfully expand our marketing and direct sales force on a timely or cost effective basis. In addition, we may need to enter into co-promotion arrangements with third parties where our own direct sales force is neither well situated nor large enough to achieve maximum penetration in the market. We may not be successful in entering into any co-promotion arrangements, and the terms of any co-promotion arrangements may not be favorable to us. We cannot control the level of effort and quality of service provided by co-promoters or any third party sales force. If the level of effort provided by these third parties is not adequate, our revenues may be adversely affected.

    IF WE DO NOT MAINTAIN CURRENT GOOD MANUFACTURING PRACTICES, THEN THE FDA COULD REFUSE TO APPROVE MARKETING APPLICATIONS. WE DO NOT HAVE THE CAPABILITY TO MANUFACTURE IN SUFFICIENT QUANTITIES ALL OF THE PRODUCTS

WHICH MAY BE APPROVED FOR SALE AND DEVELOPING AND OBTAINING THIS CAPABILITY WILL BE TIME CONSUMING AND EXPENSIVE: The FDA and other regulatory authorities require that our products be manufactured according to their Good Manufacturing Practices standards. Our failure to maintain current Good Manufacturing Practices compliance and/or scale up our manufacturing processes could lead to refusal by the FDA to approve marketing applications. Failure in either respect could also be the basis for action by the FDA to withdraw approvals previously granted and for other regulatory action.

    Failure to increase our manufacturing capabilities may mean that even if we develop promising new products, we may not be able to produce them. We currently operate a manufacturing plant that is compliant with current Good Manufacturing Practices that we believe can produce commercial quantities of Xopenex and support the production of our other possible products in amounts needed for our clinical trials. However, we will not have the capability to manufacture in sufficient quantities all of the products which may be approved for sale. Accordingly, we will be required to spend money to expand our current manufacturing facility, build an additional manufacturing facility or contract the production of these drugs to third-party manufacturers.

    We currently have a supply contract with ChiRex Inc. that commits us to purchase through December 31, 2001 all of our annual requirements of those drugs that we will market directly through our specialty sales force, provided ChiRex meets certain pricing, supply and quality control conditions. If ChiRex experiences delays or difficulties in producing, packaging or delivering the drugs, market introduction and subsequent sales of the drugs that we market through our specialty sales force could be adversely affected. Under this supply agreement, however, we retain the right to manufacture commercial quantities of our drugs in our Nova Scotia manufacturing plant.

    IF WE OR OUR COLLABORATION PARTNERS FAIL TO OBTAIN AN ADEQUATE LEVEL OF REIMBURSEMENT FOR OUR FUTURE PRODUCTS OR SERVICES BY THIRD PARTY PAYORS, THERE MAY BE NO COMMERCIALLY VIABLE MARKETS FOR OUR PRODUCTS OR SERVICES: The availability and levels of reimbursement by governmental and other third party payors affects the market for any pharmaceutical product or service. These third party payors continually attempt to contain or reduce the costs of healthcare by challenging the prices charged for medical products and services. In certain foreign countries, particularly the countries of the European Union ("EU"), the pricing of prescription pharmaceuticals is subject to governmental control. We may not be able to sell our products profitably if reimbursement is unavailable or limited in scope or amount.

    In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the healthcare system. Further proposals are likely. The potential for adoption of these proposals affects or will affect our ability to raise capital, obtain additional collaboration partners and market our products.

    We expect to experience pricing pressure for our existing products and any future products for which marketing approval is obtained due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative proposals.

    WE COULD BE EXPOSED TO SIGNIFICANT LIABILITY CLAIMS THAT COULD PREVENT OR INTERFERE WITH OUR PRODUCT COMMERCIALIZATION EFFORTS: We may be subjected to product liability claims that are inherent in the testing, manufacturing, marketing and sale of human health care products. These claims could expose us to significant liabilities that could prevent or interfere with our product commercialization efforts. Product liability claims could require us to spend significant time and money in litigation or to pay significant damages. Although we maintain product liability insurance coverage for both the clinical trials and commercialization of our products, it is possible that we will not be able to obtain further product liability insurance on acceptable terms, if at all, and that our insurance coverage may not provide adequate coverage against all potential claims.

    WE HAVE SIGNIFICANT LONG-TERM DEBT AND WE MAY NOT BE ABLE TO MAKE INTEREST OR PRINCIPAL PAYMENTS WHEN DUE: As of March 31, 2000, our total long-term debt was approximately $854.2 million and our stockholders' equity (deficit) was $(96.5) million. Neither the 5% Debentures issued by us in February 2000 nor the 6 1/4% Debentures issued by us in February 1998 nor the 7% Debentures issued by us in December 1998 restrict our ability or our subsidiaries' ability to incur additional Indebtedness, including debt that ranks senior to the 5% Debentures, the 6 1/4% Debentures and the 7% Debentures. Additional Indebtedness that we incur may rank senior to or on parity with these debentures in certain circumstances. Our ability to satisfy our obligations will depend upon our future performance, which is subject to many factors, including factors beyond our control. It is possible that we will be unable to meet our debt service requirements on any of our outstanding debentures. Moreover, we may be unable to repay any of our outstanding Debentures at maturity or otherwise in accordance with the debt instruments.

    IF SUFFICIENT FUNDS TO FINANCE OUR BUSINESS ARE NOT AVAILABLE TO US WHEN NEEDED OR ON ACCEPTABLE TERMS, THEN WE MAY BE REQUIRED TO DELAY, SCALE BACK, ELIMINATE OR ALTER OUR STRATEGY FOR OUR PROGRAMS: We may require additional funds for our research and product development programs, operating expenses, the pursuit of regulatory approvals, license or acquisition opportunities and the expansion of our production, sales and marketing capabilities. Historically we have satisfied our funding needs through collaboration arrangements with corporate partners, equity or debt financing. We cannot assure you that these funding sources will be available to us when needed in the future, or, if available, will be on terms acceptable to us. Insufficient funds could require us to delay, scale back or eliminate certain of our research and product development programs or to license third parties to commercialize products or technologies that we would otherwise develop or commercialize ourself. Our cash requirements may vary materially from those now planned because of factors including:

    - increased research and development expenses;

    - patent developments;

    - relationships with collaboration partners;

    - the FDA regulatory process;

    - our capital requirements;

    - selling and marketing expenses in connection with commercialization of products; and

    - licensing or other acquisition opportunities.

    WE EXPECT TO FACE INTENSE COMPETITION AND OUR COMPETITORS HAVE GREATER RESOURCES AND CAPABILITIES THAN WE HAVE. DEVELOPMENTS BY OTHERS MAY RENDER OUR PRODUCTS OR TECHNOLOGIES OBSOLETE OR NONCOMPETITIVE: We expect to encounter intense competition in the sale of our future products. If we are unable to compete effectively, our financial condition and results of operations could be materially adversely affected because we may use our financial resources to seek to differentiate ourselves from our competition and because we may not achieve our product revenue objectives. Many of our competitors and potential competitors, which include pharmaceutical companies, biotechnology firms, universities and other research institutions, have substantially greater resources, manufacturing and marketing capabilities, research and development staff and production facilities than we have. The fields in which we compete are subject to rapid and substantial technological change. Our competitors may be able to respond more quickly to new or emerging technologies or to devote greater resources to the development, manufacture and marketing of new products and/or technologies than we can. As a result, any products and/or technologies that we develop may become obsolete or noncompetitive before we can recover expenses incurred in connection with their development.

    FLUCTUATIONS IN THE DEMAND FOR PRODUCTS, THE TIMING OF COLLABORATION ARRANGEMENTS, EXPENSES AND THE RESULTS OF OPERATIONS OF OUR SUBSIDIARIES WILL CAUSE FLUCTUATIONS IN OUR QUARTERLY OPERATING RESULTS, WHICH COULD

CAUSE VOLATILITY IN OUR STOCK PRICE: Our quarterly operating results are likely to fluctuate significantly, which could cause our stock price to be volatile. These fluctuations will depend on factors which include:

    - the timing of collaboration agreements of our pharmaceutical development candidates and development costs for those pharmaceuticals;

    - the timing of receipt of upfront, milestone or royalty payments under collaboration agreements;

    - the timing of product sales and market penetration;

    - the timing of operating expenses, including selling and marketing expenses and the costs of expanding and maintaining a direct sales force; and

    - the losses of HemaSure Inc., a 22%-owned subsidiary of Sepracor, to the extent that Sepracor is required to recognize these losses.

    FAILURE BY US TO IDENTIFY AND REMEDIATE ALL YEAR 2000 RISKS COULD CAUSE A DISRUPTION IN OUR BUSINESS: In prior periods and years we discussed the progress of our plans to prepare for any system or processing failures which could result from computer programs recognizing dates represented as "00" as the year 1900 rather than the year 2000. There have been no significant disruptions in critical information technology and non-information technology systems and we believe those systems successfully responded to the Year 2000 date change. Costs relating to this Year 2000 issue have not been material. We are not aware of any material problems resulting from Year 2000 issues, either with our internal systems, or with the products and services of third parties. We will continue to monitor our mission critical computer applications and those of vendors and suppliers throughout the year 2000 to ensure that if any issues arise they get addressed promptly. In the event that we experience disruptions as a result of the year 2000 problem, our business could be seriously harmed.

                                    ITEM 3.
          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

MARKET RISK

    The Company is exposed to market risk from changes in interest rates and equity prices, which could affect its future results of operations and financial condition. These risks are described in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. As of March 31, 2000, there have been no other material changes to the market risks described in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Additionally, the Company does not anticipate any near-term changes in the nature of its market risk exposures or in management's objectives and strategies with respect to managing such exposures.

                                    PART II
                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

    On April 13, 2000, the Company announced that the FTC closed its investigation, under the HSR Act, of the license agreement that allows Lilly and Sepracor to exclusively develop and globally commercialize (R)-fluoxetine.

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

    With respect to the allegations concerning the '572 Patent, HemaSure has answered the complaint stating that it does not infringe any claim of the asserted patent. Further, HemaSure has counterclaimed for declaratory judgment of invalidity, noninfringement and unenforceability of the '572 Patent. Pall has amended its complaint to add Lydall, Inc. ("Lydall"), whose subsidiary supplied filter media for the LeukoNet product, as a co-defendant. HemaSure has filed for summary judgment of noninfringement, and Pall has cross-filed for summary judgment of infringement at the same time. Lydall supported HemaSure's motion for summary judgment of noninfringement, and has served a motion for summary judgment that the asserted claims of the '572 Patent are invalid as a matter of law. Discovery has been completed in the action. The court held a hearing on the summary judgment motions on April 18, 2000. No decision has been made on the motions.

    On April 5, 1999, HemaSure and Gambro BCT, Inc. ("Gambro BCT") filed a complaint for declaratory relief against Pall in the U.S. District Court of Colorado. HemaSure and Gambro BCT seek declaratory relief that Pall's U.S. Patent No's. 5,451,321, 5,229,012, 5,344,561, 5,501,795 and 5,863,436 are
invalid and not infringed by HemaSure's r\LS filter and methods of using the r\LS filter. Pall moved to dismiss or transfer to the Eastern District of New York or, in the alternative, to stay this action. HemaSure and Gambro BCT opposed Pall's motion. On July 16, 1999, the United States District Court of Colorado denied Pall's motion to transfer or, in the alternative, to stay the action, and the action is pending. On September 30, 1999, the Court denied Pall's motion to dismiss the action and the case is pending. On October 20, 1999, Pall submitted a counterclaim alleging that HemaSure's r\LS System infringes its patents that are the subject of the lawsuit and that HemaSure and Gambro BCT tortiously interfered and unfairly competed with Pall's business. HemaSure and Gambro BCT replied to Pall's counterclaim and denied Pall's allegations of tortious interference, unfair competition and patent infringement.

    On April 23, 1999, Pall filed a complaint against HemaSure and Gambro BCT in the U.S. District Court of the Eastern District of New York alleging that HemaSure's r\LS filter infringes Pall's '572 Patent, and tortiously interfered and unfairly competed with Pall's business. On May 19, 1999, Pall filed an amended complaint adding Sepracor, Gambro, Inc. and Gambro, A.B., a Swedish company, of which Gambro Inc. is a business unit, as defendants. Sepracor, HemaSure and Gambro BCT have moved to dismiss, transfer, or stay the action, and Pall has opposed the motion. On April 18, 2000, the parties stipulated in open court to the dismissal without prejudice of Pall's suit against Sepracor, HemaSure and Gambro BCT.

    HemaSure has engaged patent counsel to investigate the pending litigations. HemaSure believes, based on its review of these matters, that a properly informed court should conclude that the manufacture, use and/or sale by HemaSure or its customers of the LeukoNet System and the r\LS System does not infringe any valid enforceable claim of the Pall patents. However, there can be no assurance that HemaSure will prevail in the pending litigation, and an adverse outcome in a patent infringement action would have a material adverse effect on HemaSure's financial condition and future business and operations, including the possibility of significant damages in the litigations and an injunction against the sale of the r\LS System if HemaSure does not prevail in the litigations.

ITEMS 2 - 5  NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibits:
     10.1 Employment Agreement between the Company and James
       O'Shea dated September 10, 1999
     27.1 Financial Data Schedule
     27.2 Financial Data Schedule Restated

b)   Reports on Form 8-K
     1. Form 8-K filed with the Securities and Exchange
       Commission on January 26, 2000
     2. Form 8-K filed with the Securities and Exchange
       Commission on February 14, 2000
     3. Form 8-K filed with the Securities and Exchange
       Commission on February 22, 2000
     4. Form 8-K filed with the Securities and Exchange
       Commission on March 16, 2000

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      SEPRACOR INC.

Date: May 11, 2000                                    /s/ TIMOTHY J. BARBERICH
                                                      ------------------------------------------------
                                                      Timothy J. Barberich
                                                      CHAIRMAN AND CHIEF EXECUTIVE OFFICER
                                                      (PRINCIPAL EXECUTIVE OFFICER)

Date: May 11, 2000                                    /s/ ROBERT F. SCUMACI
                                                      ------------------------------------------------
                                                      Robert F. Scumaci
                                                      SENIOR VICE PRESIDENT, OF FINANCE
                                                      AND ADMINISTRATION, AND TREASURER
                                                      (PRINCIPAL ACCOUNTING OFFICER)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                          DESCRIPTION
-------                                         -----------
        10.1            Employment Agreement between the Company and James O'Shea
                        dated September 10, 1999

        27.1            Financial Data Schedule

        27.2            Financial Data Schedule Restated