Form 10-Q
period 2000-06-30
SEPRACOR INC /DE/
filed 2000-08-11
CIK 877357

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

(Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: JUNE 30, 2000

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _______to_______

                         COMMISSION FILE NUMBER 0-19410

                                 ---------------

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

                                 ---------------

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

COMMON STOCK, PAR VALUE $.10 PER SHARE, 73,201,137 SHARES OUTSTANDING AT AUGUST 7, 2000.

                                  SEPRACOR INC.

                                      INDEX



Part I - Financial Information

Item 1. Consolidated Condensed Financial Statements

     Consolidated Condensed Balance Sheets as of
     June 30, 2000 and December 31, 1999 (Unaudited) .............   3

     Consolidated Statements of Operations for the Three- and Six-
     Months Ended June 30, 2000 and 1999 (Unaudited) .............   4

     Consolidated Statements of Cash Flows for the Six-Months
     Ended June 30, 2000 and 1999 (Unaudited) ....................   5

     Notes to Consolidated Interim Financial Statements ..........   6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations ......................  10

Item 3. Quantitative and Qualitative Disclosures About Market Risk  17


Part II - Other Information

Item 1. Legal Proceedings ........................................  18

Item 4. Submission of Matters to a Vote of Security Holders ......  19

Item 6. Exhibits and Reports on Form 8-K .........................  19

Signatures .......................................................  20

                           ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                               SEPRACOR INC.
                                  CONSOLIDATED CONDENSED BALANCE SHEETS
                                               (UNAUDITED)
                                             (IN THOUSANDS)

                                                                                       JUNE 30,   DECEMBER 31,
                                                                                         2000         1999
                                                                                       --------   ------------
Assets

Current assets:
Cash and cash equivalents ..........................................................   $272,178     $59,488
Marketable securities ..............................................................    457,666     276,335
Accounts receivable, net ...........................................................      4,171       4,485
Inventories, net ...................................................................      6,592       4,455
Other current assets ...............................................................      4,579       5,277
                                                                                      ---------     -------
Total current assets ...............................................................    745,186     350,040

Property, plant and equipment, net .................................................     19,893      19,003
Investment in affiliates ...........................................................      3,568       3,141
Patents, intangible assets and other assets, net ...................................     45,041      34,451
                                                                                       --------    --------
Total assets .......................................................................   $813,688    $406,635
                                                                                       ========    ========



Liabilities and Stockholders' Equity (deficit)

Current liabilities:
Accounts payable ...................................................................     $8,211     $20,196
Accrued expenses ...................................................................     60,029      42,575
Loan guarantee of affiliate ........................................................      5,000       5,000
Notes payable and current portion of long-term debt and capital lease obligation....        120         120
Other current liabilities ..........................................................      3,859       2,078
                                                                                       --------     -------
Total current liabilities ..........................................................     77,219      69,969

Convertible subordinated debentures ................................................    852,898     489,475
Other long-term debt and capital lease obligations .................................      1,171       1,136
Other long-term liabilities ........................................................        405         826
                                                                                      ---------     -------
Total liabilities ..................................................................    931,693     561,406

Minority interest ..................................................................      3,119         934

Stockholders' equity (deficit)

Preferred stock ....................................................................         --          --
Common stock .......................................................................      7,312       6,748
Additional paid-in capital .........................................................    446,809     327,591
Unearned compensation, net .........................................................       (187)       (217)
Accumulated deficit ................................................................   (574,715)   (489,370)
Accumulated other comprehensive (loss) .............................................       (343)       (457)
                                                                                      ---------    --------
Total stockholders' equity (deficit) ...............................................   (121,124)   (155,705)
                                                                                      ---------    --------
Total liabilities and stockholders' equity (deficit) ...............................   $813,688    $406,635
                                                                                      =========    ========



The accompanying notes are an integral part of the consolidated financial statements

                                                   SEPRACOR INC.
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (UNAUDITED)
                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                            THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                           -------------------     -------------------
                                                                            JUNE 30,   JUNE 30,    JUNE 30,    JUNE 30,
                                                                             2000       1999        2000        1999
                                                                           --------   --------    --------    --------
Revenues:
     Product sales ....................................................    $ 9,635      $4,947     $23,501      $5,227
     Collaborative research and development ...........................      3,573          13       3,573       2,390
     License fees .....................................................     20,000           3      20,000          11
     Royalties and other ..............................................      1,044          51       2,311         110
                                                                            ------    --------    --------    --------
        Total revenues ................................................     34,252       5,014      49,385       7,738

Cost of revenues:
     Product ..........................................................        754       1,135       5,524       1,280
     License fees .....................................................      2,000          --       2,000          --
     Royalties and other ..............................................        377          20         577          41
                                                                            ------    --------    --------    --------
        Total cost of revenues ........................................      3,131       1,155       8,101       1,321

        Gross margin ..................................................     31,121       3,859      41,284       6,417

Operating expenses:
     Research and development .........................................     38,507      24,122      70,512      42,562
     Selling, general and administrative and patents costs ............     22,979      13,242      45,581      23,650
                                                                            ------    --------    --------    --------
        Total operating expenses ......................................     61,486      37,364     116,093      66,212
                                                                            ------   ---------   ---------   ---------
Loss from operations ..................................................    (30,365)    (33,505)    (74,809)    (59,795)

Other income (expense):
     Interest income ..................................................     11,596       5,617      19,189      11,671
     Interest expense .................................................    (12,838)     (8,269)    (22,819)    (16,558)
     Other income (expense), net ......................................         36          82      (7,406)         62
     Equity in loss of investees ......................................       (659)       (825)       (989)     (2,509)
                                                                            ------   ---------   ---------   ---------
        Total other income (expense) ..................................     (1,865)     (3,395)    (12,025)     (7,334)
                                                                            ------   ---------   ---------   ---------
Net loss before minority interests ....................................    (32,230)    (36,900)    (86,834)    (67,129)
Minority interest in subsidiary .......................................        922         366       1,489         548
                                                                            ------    --------    --------    --------
Net loss from continuing operations ...................................    (31,308)    (36,534)    (85,345)    (66,581)
                                                                            ------    --------    --------    --------
Discontinued operations: Loss from discontinued operations
      (net of minority interests) .....................................         --         (69)         --        (345)
                                                                            ------    --------    --------    --------
Net loss ..............................................................   $(31,308)   $(36,603)   $(85,345)   $(66,926)
                                                                            ------    --------    --------    --------
Basic and diluted net loss per common share
     from continuing operations .......................................    $ (0.43)     $(0.56)     $(1.19)     $(1.02)
                                                                            ------    --------    --------    --------
Basic and diluted net loss per common share
     from discontinued operations .....................................         --      $(0.00)         --      $(0.00)
                                                                            ------   ---------    --------   ---------
Basic and diluted net loss per common share ...........................    $ (0.43)     $(0.56)     $(1.19)     $(1.02)
                                                                            ------    --------    --------    --------
Shares used in computing basic and diluted net loss per common share:
       Basic and diluted ..............................................     72,970      65,709      71,986      65,582
                                                                            ------    --------    --------    --------

 The accompanying notes are an integral part of the consolidated financial statements

                                                     SEPRACOR INC.
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (UNAUDITED)
                                                   (IN THOUSANDS)

                                                                                            SIX MONTHS ENDED
                                                                                         JUNE 30,       JUNE 30,
                                                                                           2000          1999
                                                                                        -----------     --------
Cash flows from operating activities:
Net loss ...............................................................................   $(85,345)   $(66,926)
Less: Loss from discontinued operations (net of minority interests) ....................         --        (345)
                                                                                           ---------   --------
         Net loss from continuing operations ...........................................    (85,345)    (66,581)

Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
     Depreciation and amortization .....................................................      5,287       3,198
     Minority interests in subsidiaries ................................................     (1,489)       (548)
     Equity in investee losses .........................................................        989       2,509
     Other .............................................................................         70           6
Changes in operating assets and liabilities:
     Accounts receivable ...............................................................        280      (4,937)
     Inventories .......................................................................     (2,137)     (3,891)
     Other current assets ..............................................................        392      (2,105)
     Accounts payable ..................................................................    (11,985)     (2,549)
     Accrued expenses ..................................................................     17,454       4,038
     Other current liabilities .........................................................      1,780         298
                                                                                          ----------    -------
           Net cash used in operating activities .......................................    (74,704)    (70,562)

Cash flows from investing activities:
     Purchases of marketable securities ................................................   (508,510)   (325,906)
     Sales of and maturities of marketable securities ..................................    327,233     234,305
     Additions to property and equipment ...............................................     (3,419)     (4,000)
     Increase in restricted cash .......................................................         --      (1,000)
     Investment in affiliate ...........................................................         --      (2,000)
     BioSphere investment in affiliate .................................................       (920)         --
     Other assets ......................................................................       (737)        863
                                                                                          ----------    -------
           Net cash used in investing activities .......................................   (186,353)    (97,738)

Cash flows from financing activities:
     Net proceeds from issuance of common stock ........................................     21,549       3,628
     Net proceeds from BioSphere issuance of common stock ..............................      6,135          --
     Proceeds from sale of 5% debentures due 2007 ......................................    460,000          --
     Costs associated with issuance of 5% debentures due 2007 ..........................    (14,033)         --
     Costs associated with issuance of 7% debentures due 2005 ..........................         --        (276)
     Borrowings of long-term debt, capital leases and line of credit agreements ........         63          --
     Repayments of long-term debt, capital leases and line of credit agreements ........        (27)     (2,280)
                                                                                          ----------     ------
          Net cash provided by financing activities ....................................    473,687       1,072

Effect of exchange rate changes on cash and cash equivalents ...........................         60        (187)
                                                                                          ----------    -------
Net increase (decrease) in cash and cash equivalents ...................................    212,690    (167,415)

Net cash provided by discontinued operations ...........................................         --       9,940

Cash and cash equivalents at beginning of period .......................................     59,488     295,323
                                                                                          ---------    --------
Cash and cash equivalents at end of period .............................................   $272,178    $137,848

Non cash activities:
   Conversion of convertible subordinated debentures to shares of common stock .........    $96,577          --
Acquisition of BioSphere Medical:
    Liabilities assumed ................................................................         --     $(1,493)
    Fair value of assets acquired ......................................................         --      $1,493

 The accompanying notes are an integral part of the consolidated financial statements

               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION:

The accompanying consolidated interim financial statements are unaudited and have been prepared on a basis substantially consistent with the audited financial statements. Certain information and footnote disclosures normally included in Sepracor's annual financial statements have been condensed or omitted. The year-end consolidated condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The consolidated interim financial statements, in the opinion of management, reflect all adjustments (including normal recurring accruals) necessary for a fair presentation of the results for the interim periods ended June 30, 2000 and 1999.

The consolidated results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year. These consolidated interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1999, which are contained in Sepracor's Annual Report on Form 10-K/A for the year ended December 31, 1999, filed with the Securities and Exchange Commission.

The consolidated interim financial statements include the accounts of Sepracor Inc. ("Sepracor" or the "Company") and its majority and wholly owned subsidiaries, including BioSphere Medical Inc. ("BioSphere") and Sepracor Canada Limited.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

A) New Accounting Pronouncements

In 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. The Company will adopt SFAS No. 133 in 2001, in accordance with SFAS 137, which deferred the effective date of SFAS 133. The adoption of this standard in 2001 is not expected to have a material impact on the Company's consolidated financial statements.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") which summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC issued SAB 101B which delays the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company is currently in the process of evaluating the impact SAB 101 will have on its financial position and results of operations.

In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", which provides guidance for issues that have arisen in applying APB No. 25, "Accounting for Stock Issued to Employees". This Interpretation, which became effective July 1, 2000, applies prospectively to new awards, exchanges or awards in a business combination, modifications to outstanding awards, and changes in grantee status that occur on or after July 1, 2000, except for the provisions related to repricings and the definition of an employee which apply to awards issued after December 31, 1998. Interpretation No. 44 is not expected to have a material impact on the Company's financial position and results of operations.

B) Basic and Diluted Net (Loss) Per Common Share

Basic earnings (loss) per share ("EPS") excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based upon the weighted-average number of common shares outstanding during the period plus the additional weighted-average common equivalent shares during the period. Common equivalent shares are not included in the per share calculations where the effect of their inclusion would be anti-dilutive. Common equivalent shares result from the assumed conversion of preferred stock and the assumed exercises of outstanding stock options, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method. For the three and six months ended June 30, 2000 and 1999, basic and diluted net loss per common share is computed based on the weighted-average number of common shares outstanding during the period, because the effect of common stock equivalents would be anti-dilutive.

Certain securities were not included in the computation of diluted earnings
(loss) per share for the three and six months ended June 30, 2000 and 1999, because they would have an anti-dilutive effect due to net losses for such periods. These securities include: (i) options to purchase 9,978,000 shares of common stock with purchase prices of $1.25 to $92.25 per share for the three and six months ended June 30, 2000 and options to purchase 10,772,000 shares of common stock with purchase prices of $1.00 to $59.13 per share for the three and six months ended June 30, 1999; (ii) 13,708,000 shares of common stock issuable upon conversion of the 6 1/4% convertible subordinated debentures due 2005, the 7% convertible subordinated debentures due 2005 and the 5% convertible subordinated debentures due 2007 for the three and six months ended June 30, 2000, and (iii) 12,805,000 shares of common stock issuable upon conversion of the 6 1/4% convertible subordinated debentures due 2005 and the 7% convertible subordinated debentures due 2005 for the three and six months ended June 30, 1999.

3. INVENTORIES, NET:

Inventories consist of the following:

(IN THOUSANDS)                                           JUNE 30, 2000               DECEMBER 31, 1999
--------------                                           -------------               -----------------
Raw materials                                                   $1,932                      $1,785
Work in progress                                                 1,251                         765
Finished goods                                                   3,409                       1,905
                                                           -----------                 -----------
                                                                $6,592                      $4,455

The increase in inventory at June 30, 2000 is primarily due to increased production of Xopenex.

4. PATENTS, INTANGIBLE ASSETS AND OTHER ASSETS, NET:

(IN THOUSANDS)                                            JUNE 30, 2000                 DECEMBER 31, 1999
--------------                                            -------------                 -----------------
Deferred finance costs, net (1)                                 $23,177                            $12,720
Intangible assets and patents, net                               20,522                             20,922
Other assets                                                      1,342                                809
                                                            -----------                        -----------
                                                                $45,041                            $34,451


(1) June 30, 2000 balance includes $14,033 of costs associated with the $460,000 of 5% convertible subordinated debentures due 2007 issued in the first quarter of 2000.

5. CONVERTIBLE SUBORDINATED DEBENTURES:

(IN THOUSANDS)                                                    JUNE 30, 2000        DECEMBER 31, 1999
--------------                                                    -------------        -----------------
6.25% convertible subordinated debentures due 2005 (1)(2)            $ 92,938                   $189,475
7.00% convertible subordinated debentures due 2005 (1)                299,960                    300,000
5.00% convertible subordinated debentures due 2007 (3)                460,000                         --
                                                                  -----------                -----------
                                                                     $852,898                   $489,475


(1) The decrease represents debentures converted into Sepracor common stock (conversion of $96,424 of principal amount of 6.25% convertible subordinated debentures in the first quarter of 2000 included costs of $7,497).

(2) Deferred finance costs of approximately $2,373 were written off against additional paid-in capital as a result of the conversion of 6.25% convertible subordinated debentures in the first quarter of 2000.

(3) Represents $460,000 in principal amount of 5% convertible subordinated debentures due 2007 issued in the first quarter of 2000.

6.  COMPREHENSIVE INCOME (LOSS):

Total comprehensive income (loss) is comprised of net income (loss), net currency translation adjustments, and unrealized gain (loss) on available-for-sale securities.




                                                     THREE MONTHS ENDED        SIX MONTHS ENDED
(IN THOUSANDS)                                       JUNE 30,  JUNE 30,        JUNE 30,   JUNE 30,
                                                       2000      1999           2000        1999
                                                     -------   -------        --------   ---------
Comprehensive income (loss):

    Net loss ....................................    $(31,308)  $(36,603)     $(85,345)  $(66,926)
    Cumulative translation adjustment ...........          85        269            60       (187)
    Unrealized gain .............................           5         --            54         --
                                                   ---------- ----------     ---------- ----------
    Total comprehensive income (loss) ...........    $(31,218)  $(36,334)     $(85,231)  $(67,113)


7.   AGREEMENTS:

On April 13, 2000, the Company announced that the Federal Trade Commission (the "FTC") closed its investigation, under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act"), of the license agreement that allows Eli Lilly and Company ("Lilly") and Sepracor to exclusively develop and globally commercialize (R)-fluoxetine.
(R)-Fluoxetine, a new chemical entity, is a modified form of an active ingredient found in Prozac(R). Upon closing this transaction, the Company received an initial milestone payment and license fee of $20,000,000. The Company has no further work to be performed related to the agreement and has recorded this as revenue in the second quarter of 2000. The Company has also recorded $3,573,000 of collaborative research and development revenue in the second quarter of 2000, related to previous costs incurred in the development of (R)-fluoxetine under the Lilly Agreement. The Company will also receive up to $70,000,000 in additional milestone payments based on the progression of (R)-fluoxetine through development. In addition to the initial milestone payment and license fee and additional milestone payments, Sepracor will receive royalties on
(R)-fluoxetine worldwide sales, if any, beginning at product launch. In exchange, Lilly will receive exclusive, worldwide rights to (R)-fluoxetine for all indications and uses. Lilly is responsible for developmental work on
(R)-fluoxetine, regulatory submissions, product manufacturing, marketing and sales.

8.  SUBSIDIARIES AND AFFILIATES:

BIOSPHERE
On February 4, 2000, BioSphere announced that it had completed a private placement of approximately $5,900,000 of common stock and warrants. Investors purchased 653,887 shares of BioSphere common stock and warrants to purchase 163,468 shares of common stock. As a result of this transaction, Sepracor's ownership of BioSphere decreased from approximately 64% to 59% as of February 2000. The transaction resulted in Sepracor recording a gain of approximately $2,771,000 through additional paid-in capital.

HEMASURE
On March 3, 2000, HemaSure Inc. ("HemaSure") announced that it had completed a $28,000,000 private placement of common stock, consisting of 3,730,000 shares of common stock, thereby reducing Sepracor's ownership to approximately 22%. The transaction resulted in Sepracor recording a gain of approximately $1,417,000 through additional paid-in capital. Sepracor has recorded $659,000 and $989,000 as its share of HemaSure losses for the three- and six- month periods ended June 30, 2000, respectively.

9. LITIGATION:

On April 13, 2000, the Company announced that the Federal Trade Commission closed its investigation, under the HSR Act, of the license agreement that allows Lilly and Sepracor to exclusively develop and globally commercialize
(R)-fluoxetine.

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

On April 5, 1999, HemaSure and Gambro BCT, Inc. ("Gambro BCT") filed a complaint for declaratory relief against Pall in the U.S. District Court of Colorado. HemaSure and Gambro BCT seek declaratory relief that Pall's U.S. Patent No's. 5,451,321, 5,229,012, 5,344,561, 5,501,795 and 5,863,436 are invalid and not infringed by HemaSure's r\LS System and methods of using the r\LS System. Pall moved to dismiss or transfer to the Eastern District of New York or, in the alternative, to stay this action. HemaSure and Gambro BCT opposed Pall's motion. On July 16, 1999, the United States District Court of Colorado denied Pall's motion to transfer or, in the alternative, to stay the action, and the action is proceeding. On September 30, 1999, the Court denied Pall's motion to dismiss the action and the case is proceeding. On October 20, 1999, Pall submitted a counterclaim alleging that HemaSure's r\LS System infringes its patents that are the subject of the lawsuit and that HemaSure and Gambro BCT tortiously interfered and unfairly competed with Pall's business. HemaSure and Gambro BCT replied to Pall's counterclaim and denied Pall's allegations of tortious interference, unfair competition and patent infringement.

On April 23, 1999, Pall filed a complaint against HemaSure and Gambro BCT in the U.S. District Court of the Eastern District of New York alleging that HemaSure's r\LS System infringes Pall's '572 Patent, and tortiously interfered and unfairly competed with Pall's business. On May 19, 1999, Pall filed an amended complaint adding Sepracor, Gambro, Inc. and Gambro, A.B., a Swedish company, of which Gambro Inc. is a business unit, as defendants. Sepracor, HemaSure and Gambro BCT have moved to dismiss, transfer, or stay the action, and Pall has opposed the motion. On April 18, 2000, the parties stipulated in open court to the dismissal without prejudice of Pall's suit against Sepracor, HemaSure and Gambro BCT.

On July 13, 2000, Pall filed a Complaint in the United States District Court for the District of Colorado alleging that HemaSure, Gambro, Inc., and Gambro AB are infringing Pall's U.S. Patent No. 6,086,770. HemaSure plans to submit its reply to the complaint denying the allegations of infringement.

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

10. SUBSEQUENT EVENT:

On July 31, 2000, BioSphere Medical, Inc. sold approximately $13,000,000 of its common stock to a small group of investors in a private equity placement. Of this amount, Sepracor purchased approximately $5,000,000. As a result of the transaction, Sepracor's ownership in BioSphere decreased from approximately
58% to 56%.

                                     ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains, in addition to historical information, forward-looking statements within the meaning of section 21E of the Securities Exchange Act of 1934, as amended. These forward looking statements involve risk and uncertainties and are not guarantees of future perfomance. Sepracor's actual results could differ significantly from the results discussed in such forward-looking statements. See "Factors Affecting Future Operating Results" below.

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

On July 31, 2000, Sepracor purchased approximately $5,000,000 of common stock of BioSphere as part of a private equity placement to a small group of investors totaling approximately $13,000,000. As a result of the transaction, Sepracor's ownership in BioSphere decreased from approximately 58% to 56%.

On April 13, 2000, the Company announced that the Federal Trade Commission (the "FTC") closed its investigation, under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act"), of the license agreement that allows Eli Lilly and Company ("Lilly") and Sepracor to exclusively develop and globally commercialize (R)-fluoxetine.
(R)-Fluoxetine, a new chemical entity, is a modified form of an active ingredient found in Prozac(R). Upon closing this transaction, the Company received an initial milestone payment and license fee of $20,000,000. The Company has no further work to be performed related to the agreement and has recorded this as revenue in the second quarter of 2000. The Company has also recorded $3,573,000 of collaborative research and development revenue in the second quarter of 2000, related to previous costs incurred in the development of (R)-fluoxetine under the Lilly Agreement. The Company will also receive up to $70,000,000 in additional milestone payments based on the progression of
(R)-fluoxetine through development. In addition to the initial milestone payment and license fee and additional milestone payments, Sepracor will receive royalties on (R)-fluoxetine worldwide sales, if any, beginning at product launch. In exchange, Lilly will receive exclusive, worldwide rights to (R)-fluoxetine for all indications and uses. Lilly is responsible for developmental work on (R)-fluoxetine, regulatory submissions, product manufacturing, marketing and sales.

On March 3, 2000, HemaSure Inc. ("HemaSure") announced that it had completed a $28,000,000 private placement of 3,730,000 shares of its common stock, thereby reducing Sepracor's ownership to approximately 22%. The transaction resulted in Sepracor recording a net gain of approximately $1,417,000 through additional paid-in capital.

In the first quarter of 2000, the Company issued $460,000,000 in principal amount of 5% convertible subordinated debentures due 2007 (the "5% Debentures"). The 5% Debentures have an annual interest rate of 5% and are convertible at the option of the holder into Sepracor common stock at $92.38 per share.

In February 2000, the Company converted $96,424,000 of its 6 1/4% convertible subordinated debentures due 2005 (the "6 1/4% Debentures"). Costs related to the conversion of the 6 1/4% Debentures, including inducements and other costs, were approximately $7,497,000. Deferred finance costs of approximately $2,373,000 were written off against additional paid-in capital as a result of the conversion.

On February 4, 2000, BioSphere announced that it had completed a private equity placement of approximately $5,900,000 of common stock and warrants. Investors purchased 653,887 shares of BioSphere common stock and warrants to purchase an additional 163,468 shares of BioSphere common stock. As a result of this transaction, Sepracor's ownership of BioSphere decreased from approximately 64% to 59% as of February 2000. The transaction resulted in Sepracor recording a net gain of approximately $2,771,000 through additional paid-in capital.

On January 20, 2000, the Company announced that its Board of Directors approved a two-for-one stock split which was paid in the form of a 100% stock dividend on February 25, 2000 to stockholders of record on February 1, 2000.

In May 1999, Sepracor commercially introduced Xopenex(R), a single-isomer form of the leading bronchodilator, albuterol. Xopenex is the first pharmaceutical product developed and commercialized by Sepracor.

During 2000, the Company expects that it will incur increasing expenses, primarily in research and development and sales and marketing, as a result of efforts to advance the development of its portfolio of pharmaceuticals and drug candidates, and activities relating to the sales and marketing of Xopenex. The Company also expects to continue to pursue additional corporate partnering and alliance arrangements including out-licensing agreements, co-promotion arrangements, development collaborations and merger or acquisition opportunities.

THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2000 AND 1999

Product revenues were $9,635,000 and $23,501,000 for the three and six months ended June 30, 2000, respectively, compared to $4,947,000 and $5,227,000, respectively, for the same periods in 1999. The increase for the three and six month periods ended June 30, 2000 is due primarily to sales of Xopenex, which the Company commercially introduced in May 1999.

Collaborative research and development revenues were $3,573,000 for the three and six months ended June 30, 2000, compared to $13,000 and $2,390,000, respectively, for the same periods in 1999. The increase for the three months ended June 30, 2000 is attributable to proceeds from the Lilly (R)-fluoxetine agreement, and the increase for the six month period ended June 30, 2000 is also due to proceeds from the Lilly (R)-fluoxetine agreement offset by the termination of the research and development studies conducted by Sepracor under the collaborative license agreement between Sepracor and Janssen Pharmaceutica N.V ("Janssen"), dated January 30, 1998, for the development of norastemizole.

License fee revenues were $20,000,000 for the three and six months ended June 30, 2000, compared to $3,000 and $11,000, respectively, for the same periods in 1999. The increase is attributable to initial milestone payments received under the Lilly (R)-fluoxetine agreement.

Royalty and other revenues were $1,044,000 and $2,311,000 for the three and six months ended June 30, 2000, respectively, compared to $51,000 and $110,000, respectively, for the same periods in 1999. The increase in revenue is due to proceeds from the royalty agreement with Hoechst Marion Roussel, Inc. (now Aventis) under which Sepracor currently receives royalties on non-U.S. sales of fexofenadine in countries where Sepracor holds issued patents on fexofenadine. The increase is also due to other revenues generated by BioSphere.

Cost of product revenues, as a percentage of product revenues, was 8% and 24% for the three and six months ended June 30, 2000, respectively, compared to 23% and 24%, respectively, for the same periods in 1999. The decrease of cost of product revenue for the three months ended June 30, 2000 is due to an increase of sales of pharmaceutical products as a percentage of total product sales which have a lower cost of product revenue, and is also due to favorable manufacturing cost variances during this period. Included in the cost of product revenues for the six months ended June 30, 2000 is a charge of $2,766,000 for costs related to an isolated third party manufacturing issue. When adjusted for this one time charge, the cost of revenue as a percentage of product revenue for the six months ended June 30, 2000 becomes approximately 12%. This decrease in the cost of revenue for the six months ended June 30, 2000 is due principally to an increase of sales of pharmaceutical products as a percentage of the Company's total product sales.

Cost of license fee revenues were $2,000,000 for the three and six months ended June 30, 2000, compared to $0 for the same periods in 1999. The $2,000,000 represents sublicense fees owed under a license agreement with McLean Hospital pertaining to patents related to the Lilly (R)-fluoxetine agreement.

Research and development expenses were $38,507,000 and $70,512,000 for the three and six months ended June 30, 2000, respectively, compared to $24,122,000 and $42,562,000, respectively, for the same periods in 1999. The increase is primarily due to costs related to clinical studies being initiated and increased personnel costs related to the quality control and clinical and regulatory infrastructure development.

Selling, general and administrative and patent expenses were $22,979,000 and $45,581,000 for the three and six months ended June 30, 2000, respectively, compared to $13,242,000 and $23,650,000, respectively, for the same periods in 1999. The increase is primarily due to the addition of two third-party contracted sales forces and sales and marketing infrastructure development.

The net of interest income, interest (expense) and other income (expense) was $(1,206,000) and $(11,036,000) for the three and six months ended June 30, 2000, respectively, compared to $(2,570,000) and $(4,825,000), respectively, for the same periods in 1999. The decrease in expense for the three month period ended June 30, 2000 is attributable to additional interest income earned on investments purchased with the proceeds of the 5% Debentures, while the increase in expense for the six month period ended June 30, 2000 is primarily the result of the conversion of $96,424,000 principal amount of 6 1/4% Debentures, which resulted in inducements and other costs of $7,497,000 in the first quarter of 2000 partially offset by additional net interest income related to the 5% Debentures.

Equity in loss of investees was $659,000 and $989,000 for the three and six months ended June 30, 2000, respectively, compared to $825,000 and $2,509,000, respectively, for the same periods in 1999. The decrease is due to Sepracor no longer recognizing Versicor losses as of May 1999, and due to Sepracor maintaining a lower ownership percentage in HemaSure in 2000.

Minority interest in subsidiary from continuing operations resulted in a decrease to consolidated net loss of $922,000 and $1,489,000 for the three and six months ended June 30, 2000, respectively, compared to $366,000 and $548,000, respectively, for the same periods in 1999. The fluctuation in minority interest is the result of the minority interest in BioSphere increasing from approximately 36% to 42% and due to BioSphere recording a larger net loss in the three and six month periods ended June 30, 2000 than in the three and six month periods ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents plus marketable securities totaled $729,844,000 at June 30, 2000, compared to $335,823,000 at December 31, 1999.

The net cash used in operating activities for the six months ended June 30, 2000 was $74,704,000. The net cash used in operating activities includes a net loss from continuing operations of $85,345,000 adjusted by non-cash charges of $4,857,000. Inventory increased by $2,137,000 primarily due to increased production of Xopenex inventory. Accounts payable decreased by $11,985,000 due to the timing of cash disbursements. Accrued expenses increased by $17,454,000 due primarily to increased research and development and sales and marketing activities and additional accrued interest related to the 5% Debentures.

The net cash used in investing activities for the six months ended June 30, 2000 was $186,353,000. Cash was invested primarily in net purchases of marketable securities of $181,277,000 and purchases of property and equipment of $3,419,000.

The net cash provided by financing activities for the six months ended June 30, 2000 was $473,687,000. The Company received approximately $445,967,000 in net proceeds from the issuance of the 5% Debentures. The Company also received approximately $21,549,000 in proceeds from the issuance of Sepracor common stock and $6,135,000 from BioSphere's issuance of common stock.

In the first quarter of 2000, the Company issued $460,000,000 in principal amount of 5% convertible subordinated debentures due 2007. The 5% Debentures have an annual interest rate of 5% and are convertible into Sepracor common stock at $92.38 per share.

In February 2000, the Company converted $96,424,000 of its 6 1/4% convertible subordinated debentures due 2005. Costs related to the conversion of the 6 1/4% Debentures, including inducements and other costs, were approximately $7,497,000. Deferred finance costs of approximately $2,373,000 were written off against additional paid-in capital as a result of the conversion.

The Company believes its existing cash and the anticipated cash flow from its current strategic alliances and operations will be sufficient to support existing operations for the near term. Sepracor's actual future cash requirements, however, will depend on many factors, including the progress of its preclinical, clinical, and research programs, the number and breadth of these programs, achievement of milestones under these strategic alliance arrangements, sales of its products, acquisitions, its ability to establish and maintain additional strategic alliance and licensing arrangements, and the progress of the Company's development efforts and the development efforts of its strategic partners.

FACTORS AFFECTING FUTURE OPERATING RESULTS

You should carefully consider the following risks before making an investment decision. You should also refer to the other information set forth in this prospectus, and incorporated by reference in this prospectus. This prospectus contains forward-looking statements that involve risks and uncertainties. Our actual results could vary significantly from the results discussed in the forward-looking statements. Some risks that could cause our results to vary are disclosed below.

WE HAVE NEVER BEEN PROFITABLE AND WE MAY NOT BE ABLE TO GENERATE REVENUES SUFFICIENT TO ACHIEVE PROFITABILITY. We have not been profitable since inception, and it is possible that we will not achieve profitability. We incurred net losses applicable to common shares on a consolidated basis of approximately $85.3 million for the six months ended June 30, 2000 and $183.1 million for the year ended December 31, 1999. We expect to continue to incur operating and capital expenditures. As a result, we will need to generate significant revenues to achieve and maintain profitability. We cannot assure you that we will achieve significant revenues or that we will ever achieve profitability. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. If revenues grow more slowly than we anticipate or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial conditions will be materially and adversely affected. Our ability to generate profitability will depend in large part on successful commercialization of our initial products and successful development and commercialization of principal products under development. Failure to successfully commercialize these products may have a material adverse effect on our business.

WE WILL BE REQUIRED TO EXPEND SIGNIFICANT RESOURCES FOR RESEARCH, DEVELOPMENT, TESTING AND REGULATORY APPROVAL OF OUR DRUGS UNDER DEVELOPMENT AND THESE DRUGS MAY NOT BE DEVELOPED SUCCESSFULLY. We are focused on the development of improved versions of widely prescribed pharmaceutical compounds which we refer to as improved chemical entities, or ICEs. Most of our ICEs are still undergoing clinical trials or are in the early stages of development. Our drugs may not provide greater benefits or fewer side effects than the original versions of these drugs and our research efforts may not lead to the discovery of new drugs with improved characteristics. All of our drugs under development will require significant additional research, development, preclinical and/or clinical testing, regulatory approval and a commitment of significant additional resources prior to their commercialization. Our potential products may not:

- be developed successfully;

- be proven safe and efficacious in clinical trials;

- offer therapeutic or other improvements over comparable drugs;

- meet applicable regulatory standards;

- be capable of being produced in commercial quantities at acceptable costs; or

- be successfully marketed.

IF WE FAIL TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY RIGHTS OR FACE A CLAIM OF INTELLECTUAL PROPERTY INFRINGEMENT BY A THIRD PARTY, THEN WE COULD LOSE VALUABLE INTELLECTUAL PROPERTY RIGHTS, BE LIABLE FOR SIGNIFICANT DAMAGES OR BE PREVENTED FROM COMMERCIALIZING OUR PRODUCTS. Our success depends in part on our ability to obtain and maintain patents, protect trade secrets and operate without infringing upon the proprietary rights of others. In the absence of patent and trade secret protection, competitors may adversely affect our business by independently developing and marketing substantially equivalent products and technology and preventing us from marketing our products. It is also possible that we could incur substantial costs in litigation if we are required to defend ourselves in patent suits brought by third parties, or if we are required to initiate litigation against others to protect our intellectual property rights.

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

IF OUR PRODUCTS DO NOT RECEIVE GOVERNMENT APPROVAL, THEN WE WILL NOT BE ABLE TO COMMERCIALIZE THEM. The U.S. Food and Drug Administration ("FDA") and similar foreign agencies must approve the marketing and sale of pharmaceutical products developed by us or our development partners. These agencies impose substantial requirements on the manufacture and marketing of drugs. Our failure to obtain regulatory approval on a timely basis and any unanticipated significant expenditures on preclinical and clinical studies could adversely affect the funds we will require to advance our products to commercialization and the timing of the commercial introduction of, or our ability to, market and sell our products.

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

THE DEVELOPMENT AND COMMERCIALIZATION OF OUR PRODUCTS COULD BE DELAYED OR TERMINATED IF OUR COLLABORATIVE PARTNERS TERMINATE, OR FAIL TO PERFORM THEIR OBLIGATIONS UNDER, THEIR AGREEMENTS WITH US OR IF ANY OF OUR COLLABORATION AGREEMENTS IS SUBJECT TO LENGTHY GOVERNMENT REVIEW. We have entered into collaboration arrangements with pharmaceutical companies. Our revenues under these collaboration arrangements will consist primarily of milestone payments and royalties on sales of products. Any such payments and royalties will depend in large part on the efforts of our collaboration partners. If any of our collaboration partners does not devote sufficient time and resources to its collaboration arrangement with us, the potential commercial benefits of the arrangement may not be realized by us, and our results of operations may be adversely affected. In addition, if any of our collaboration partners were to breach or terminate their agreements with us or fail to perform their obligations to us in a timely manner, the development and commercialization of the products could be delayed or terminated. Any delay or termination of this type could have a material, adverse effect on our financial condition and results of operations because we may be required to expend additional funds to bring our products to commercialization, and milestone or royalty payments from collaborative partners or revenue from product sales, if any, could be delayed or terminated. Any failure or inability by us to perform some of our obligations under a collaboration agreement could reduce or extinguish the benefits to which we are otherwise entitled under the agreement.

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

We are required to file a notice under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, for certain agreements containing exclusive license grants and to delay the effectiveness of any such exclusive license until the expiration or earlier termination of the notice and waiting period under the HSR Act. If the expiration or termination of the notice and waiting period under the HSR Act is delayed because of lengthy government review, or if the Federal Trade Commission or Department of Justice successfully challenges such a license, development and commercialization could be delayed or precluded and our business could be adversely affected.

WE HAVE LIMITED SALES AND MARKETING EXPERIENCE AND EXPECT TO INCUR SIGNIFICANT EXPENSES IN DEVELOPING A SALES FORCE. IN ADDITION, OUR LIMITED SALES AND MARKETING EXPERIENCE MAY RESTRICT OUR SUCCESS IN COMMERCIALIZING OUR PRODUCTS. We currently have very limited sales and marketing experience. If we successfully develop and obtain regulatory approval for the products we are currently developing, we expect to license some of them to large pharmaceutical companies and market and sell others through our direct specialty sales forces or through other arrangements, including co-promotion arrangements. We have established a direct sales force to market Xopenex, our single isomer form of albuterol. As we begin to enter into co-promotion arrangements or market and sell additional products directly, we will need to significantly expand our sales force. We expect to incur significant expense in expanding our direct sales force. Our limited experience in developing, maintaining and expanding a direct specialty sales force may restrict our success in commercializing our products.

Our ability to realize significant revenues from direct marketing and sales activities depends on our ability to attract and retain qualified sales personnel in the pharmaceutical industry and competition for these persons is intense. If we are unable to attract and retain qualified sales personnel, we will not be able to successfully expand our marketing and direct sales force on a timely or cost effective basis. We may also need to enter into additional co-promotion arrangements with third parties where our own direct sales force is neither well situated nor large enough to achieve maximum penetration in the market. We may not be successful in entering into any co-promotion arrangements, and the terms of any co-promotion arrangements may not be favorable to us. We cannot control the level of effort and quality of service provided by co-promoters or any third party sales force. If the level of effort provided by these third parties is not adequate, our revenues may be adversely affected.

IF WE DO NOT MAINTAIN CURRENT GOOD MANUFACTURING PRACTICES, THEN THE FDA COULD REFUSE TO APPROVE MARKETING APPLICATIONS. WE DO NOT HAVE THE CAPABILITY TO MANUFACTURE IN SUFFICIENT QUANTITIES ALL OF THE PRODUCTS WHICH MAY BE APPROVED FOR SALE AND DEVELOPING AND OBTAINING THIS CAPABILITY WILL BE TIME CONSUMING AND EXPENSIVE. The FDA and other regulatory authorities require that our products be manufactured according to their Good Manufacturing Practices standards. Our failure to maintain current Good Manufacturing Practices compliance and/or scale up our manufacturing processes could lead to refusal by the FDA to approve marketing applications. Failure in either respect could also be the basis for action by the FDA to withdraw approvals previously granted and for other regulatory action.

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

IF WE OR OUR COLLABORATION PARTNERS FAIL TO OBTAIN AN ADEQUATE LEVEL OF REIMBURSEMENT FOR OUR FUTURE PRODUCTS OR SERVICES BY THIRD PARTY PAYORS, THERE MAY BE NO COMMERCIALLY VIABLE MARKETS FOR OUR PRODUCTS OR SERVICES. The availability and levels of reimbursement by governmental and other third party payors affects the market for any pharmaceutical product or service. These third party payors continually attempt to contain or reduce the costs of healthcare by challenging the prices charged for medical products and services. In certain foreign countries, particularly the countries of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. We may not be able to sell our products profitably if reimbursement is unavailable or limited in scope or amount.

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

WE COULD BE EXPOSED TO SIGNIFICANT LIABILITY CLAIMS THAT COULD PREVENT OR INTERFERE WITH OUR PRODUCT COMMERCIALIZATION EFFORTS. We may be subjected to product liability claims that arise through the testing, manufacturing, marketing and sale of human health care products. These claims could expose us to significant liabilities that could prevent or interfere with our product commercialization efforts. Product liability claims could require us to spend significant time and money in litigation or to pay significant damages. Although we maintain product liability insurance coverage for both the clinical trials and commercialization of our products, it is possible that we will not be able to obtain further product liability insurance on acceptable terms, if at all, and that our insurance coverage may not provide adequate coverage against all potential claims.

WE HAVE SIGNIFICANT LONG-TERM DEBT AND WE MAY NOT BE ABLE TO MAKE INTEREST OR PRINCIPAL PAYMENTS WHEN DUE. As of June 30, 2000, our total long-term debt was approximately $854.1 million and our stockholders' equity (deficit) was ($121.1) million. None of the 6 1/4% Debentures issued by us in February 1998, the 7% convertible subordinated debentures due 2005 issued by us in December 1998 (the "7% Debentures") nor the 5% Debentures issued by us in February 2000 restricts our ability or our subsidiaries ability to incur additional indebtedness, including debt that ranks senior to the 6 1/4% Debentures, the 7% Debentures and the 5% Debentures. Additional indebtedness that we incur may rank senior to or on parity with these debentures in certain circumstances. Our ability to satisfy our obligations will depend upon our future performance, which is subject to many factors, including factors beyond our control. It is possible that we will be unable to meet our debt service requirements on any of our outstanding Debentures. Moreover, we may be unable to repay any of our outstanding Debentures at maturity or otherwise in accordance with the debt instruments.

IF SUFFICIENT FUNDS TO FINANCE OUR BUSINESS ARE NOT AVAILABLE TO US WHEN NEEDED OR ON ACCEPTABLE TERMS, THEN WE MAY BE REQUIRED TO DELAY, SCALE BACK, ELIMINATE OR ALTER OUR STRATEGY FOR OUR PROGRAMS.We may require additional funds for our research and product development programs, operating expenses, the pursuit of regulatory approvals, license or acquisition opportunities and the expansion of our production, sales and marketing capabilities. Historically we have satisfied our funding needs through collaboration arrangements with corporate partners, equity or debt financing. We cannot assure you that these funding sources will be available to us when needed in the future, or, if available, will be on terms acceptable to us. Insufficient funds could require us to delay, scale back or eliminate certain of our research and product development programs or to license third parties to commercialize products or technologies that we would otherwise develop or commercialize ourselves. Our cash requirements may vary materially from those now planned because of factors including:

-    increased research and development expenses;
-    patent developments;
-    licensing or acquisition opportunities;
-    relationships with collaboration partners;
-    the FDA regulatory process;
-    our capital requirements; and
- selling and marketing expenses in connection with commercialization of products.

WE EXPECT TO FACE INTENSE COMPETITION AND OUR COMPETITORS HAVE GREATER RESOURCES AND CAPABILITIES THAN WE HAVE. DEVELOPMENTS BY OTHERS MAY RENDER OUR PRODUCTS OR TECHNOLOGIES OBSOLETE OR NONCOMPETITIVE. We expect to encounter intense competition in the sale of our future products. If we are unable to compete effectively, our financial condition and results of operations could be materially adversely affected because we may use our financial resources to seek to differentiate ourselves from our competition and because we may not achieve our product revenue objectives. Many of our competitors and potential competitors, which include pharmaceutical companies, biotechnology firms, universities and other research institutions, have substantially greater resources, manufacturing and marketing capabilities, research and development staff and production facilities than we have. The fields in which we compete are subject to rapid and substantial technological change. Our competitors may be able to respond more quickly to new or emerging technologies or to devote greater resources to the development, manufacture and marketing of new products and/or technologies than we can. As a result, any products and/or technologies that we develop may become obsolete or noncompetitive before we can recover expenses incurred in connection with their development.

FLUCTUATIONS IN THE DEMAND FOR PRODUCTS, THE TIMING OF COLLABORATIVE ARRANGEMENTS, EXPENSES AND THE RESULTS OF OPERATIONS OF OUR SUBSIDIARIES WILL CAUSE FLUCTUATIONS IN OUR QUARTERLY OPERATING RESULTS, WHICH COULD CAUSE VOLATILITY IN OUR STOCK PRICE. Our quarterly operating results are likely to fluctuate significantly, which could cause our stock price to be volatile. These fluctuations will depend on factors which include:

- the timing of collaboration agreements for development of our pharmaceutical candidates and development costs for those pharmaceuticals;
- the timing of receipt of upfront, milestone or royalty payments under collaboration agreements;
-    the timing of product sales and market penetration;
- the timing of operating expenses, including selling and marketing expenses and the costs of expanding and maintaining a direct sales force;
- the timing of expenses we may incur with respect to any license or acquisitions of products or technologies; and
- the losses of BioSphere, a 58% owned consolidated subsidiary of Sepracor, and of HemaSure, a 22% owned affiliate of Sepracor.

FAILURE BY US TO IDENTIFY AND REMEDIATE ALL YEAR 2000 RISKS COULD CAUSE A DISRUPTION IN OUR BUSINESS. In prior periods and years, we discussed the progress of our plans to prepare for any system or processing failures which could result from computer programs recognizing dates represented as "00" as the year 1900 rather than the year 2000. There have been no significant disruptions in critical information technology and non-information technology systems and we believe those systems successfully responded to the Year 2000 date change. Costs relating to this Year 2000 issue have not been material. We are not aware of any material problems resulting from Year 2000 issues, either with our internal systems, or with the products and services of third parties. We will continue to monitor our mission critical computer applications and those of vendors and suppliers throughout the year 2000 to ensure that we promptly address any issues that may arise. In the event that we experience disruptions as a result of the Year 2000 problem, our business could be seriously harmed.

                                     ITEM 3.
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market Risk

The Company is exposed to market risk from changes in interest rates and equity prices, which could affect its future results of operations and financial condition. These risks are described in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1999. As of June 30, 2000, there have been no material changes to the market risks described in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1999. Additionally, the Company does not anticipate any near-term changes in the nature of its market risk exposures or in management's objectives and strategies with respect to managing such exposures.

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal proceedings.

On April 13, 2000, the Company announced that the Federal Trade Commission closed its investigation, under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, of the license agreement that allows Eli Lilly and Company and Sepracor to exclusively develop and globally commercialize (R)-fluoxetine.

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

On April 5, 1999, HemaSure and Gambro BCT, Inc. ("Gambro BCT") filed a complaint for declaratory relief against Pall in the U.S. District Court of Colorado. HemaSure and Gambro BCT seek declaratory relief that Pall's U.S. Patent No's. 5,451,321, 5,229,012, 5,344,561, 5,501,795 and 5,863,436 are invalid and not infringed by HemaSure's r\LS System and methods of using the r\LS System. Pall moved to dismiss or transfer to the Eastern District of New York or, in the alternative, to stay this action. HemaSure and Gambro BCT opposed Pall's motion. On July 16, 1999, the United States District Court of Colorado denied Pall's motion to transfer or, in the alternative, to stay the action, and the action is proceeding. On September 30, 1999, the Court denied Pall's motion to dismiss the action and the case is proceeding. On October 20, 1999, Pall submitted a counterclaim alleging that HemaSure's r\LS System infringes its patents that are the subject of the lawsuit and that HemaSure and Gambro BCT tortiously interfered and unfairly competed with Pall's business. HemaSure and Gambro BCT replied to Pall's counterclaim and denied Pall's allegations of tortious interference, unfair competition and patent infringement.

On April 23, 1999, Pall filed a complaint against HemaSure and Gambro BCT in the U.S. District Court of the Eastern District of New York alleging that HemaSure's r\LS System infringes Pall's '572 Patent, and tortiously interfered and unfairly competed with Pall's business. On May 19, 1999, Pall filed an amended complaint adding Sepracor, Gambro, Inc. and Gambro, A.B., a Swedish company, of which Gambro Inc. is a business unit, as defendants. Sepracor, HemaSure and Gambro BCT have moved to dismiss, transfer, or stay the action, and Pall has opposed the motion. On April 18, 2000, the parties stipulated in open court to the dismissal without prejudice of Pall's suit against Sepracor, HemaSure and Gambro BCT.

On July 13, 2000, Pall filed a Complaint in the United States District Court for the District of Colorado alleging that HemaSure, Gambro, Inc., and Gambro AB are infringing Pall's U.S. Patent No. 6,086,770. HemaSure plans to submit its reply to the complaint denying the allegations of infringement.

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

Items 2 - 3.      None

Item 4.           Submission of Matters to a Vote of Security Holders.

     The Company's Annual Meeting of Stockholders was held on May 24, 2000 (the "Annual Meeting"). The proposals approved at the Annual Meeting are further specified below:

1. The following persons were elected directors (Class I) to serve subject to the By-laws of the Company until the annual meeting of stockholders in 2003 and thereafter until his successor is duly elected and qualified.

                                       For              Withheld Authority
                                       ---              ------------------
         James G. Andress           67,214,101        136,999
         Robert J. Cresci           67,210,513        140,587
         James P. Mrazek            67,216,103        134,997

         The terms of office of the following directors continued after the Annual Meeting:

         Timothy J. Barberich
         Digby W. Barrios
         Keith Mansford, Ph.D.
         Alan A. Steigrod

2. The stockholders approved an amendment to the Company's Restated Certificate of Incorporation, as amended, increasing from 140,000,000 to 240,000,000 the number of authorized shares of Common Stock.

             For                Against       Abstain          Broker Non-Votes
             ---                -------       -------          ----------------
         66,094,039            1,216,354       40,707                --

3.       The stockholders approved the Company's 2000 Stock Incentive Plan.

             For                Against        Abstain          Broker Non-Votes
             ---                -------        -------          ----------------
         50,822,685           16,453,204        75,211               --

Item 5.   None

Item 6.   Exhibits and Reports on Form 8-K

a)        Exhibits

        3.1 Restated Certificate of Incorporation of the Registrant, as amended
       27.1      Financial Data Schedule

b)        Reports on Form 8-K

          1. Current Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2000

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  SEPRACOR INC.

Date:   August 11, 2000        /s/ Timothy J. Barberich
                               -------------------
                               Timothy J. Barberich
                               CHAIRMAN AND CHIEF EXECUTIVE OFFICER
                               (PRINCIPAL EXECUTIVE OFFICER)

Date:   August 11, 2000        /s/ Robert F. Scumaci
                               -------------------
                               Robert F. Scumaci

                               SENIOR VICE PRESIDENT, OF FINANCE
                               AND ADMINISTRATION, AND TREASURER
                              (PRINCIPAL ACCOUNTING OFFICER)

                                  EXHIBIT INDEX

Exhibit
Number        Description
-------       -----------
 3.1          Restated Certificate of Incorporation of the Registrant, as amended
27.1          Financial Data Schedule