Form 10-Q
period 2000-09-30
SEPRACOR INC /DE/
filed 2000-11-08
CIK 877357

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

               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2000

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

    COMMON STOCK, PAR VALUE $.10 PER SHARE, 73,696,763 SHARES OUTSTANDING AT NOVEMBER 3, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 SEPRACOR INC.
                                     INDEX

Part I--Financial Information

Item 1.  Consolidated Condensed Financial Statements

         Consolidated Condensed Balance Sheets as of September 30,
         2000 and December 31, 1999 (Unaudited)......................    3

         Consolidated Statements of Operations for the Three- and
         Nine-Months Ended September 30, 2000 and 1999 (Unaudited)...    4

         Consolidated Statements of Cash Flows for the Nine-Months
         Ended September 30, 2000 and 1999 (Unaudited)...............    5

         Notes to Consolidated Interim Financial Statements..........    6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................   10

Item 3.  Quantitative and Qualitative Disclosures About Market
         Risk........................................................   19

Part II--Other Information

Item 6.  Exhibits and Reports on Form 8-K............................   20

Signatures...........................................................   21

              ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                 SEPRACOR INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
ASSETS
Current assets:
Cash and cash equivalents...................................    $ 266,248       $  59,488
Short-term investments......................................      381,125         276,335
Accounts receivable, net....................................        7,780           4,485
Inventories, net............................................        6,477           4,455
Other current assets........................................        4,504           5,277
                                                                ---------       ---------
TOTAL CURRENT ASSETS........................................      666,134         350,040

Long-term investments.......................................       32,148              --
Property, plant and equipment, net..........................       20,282          19,003
Investment in affiliates....................................       23,906           3,141
Patents, intangible assets and other assets, net............       55,533          34,451
                                                                ---------       ---------
TOTAL ASSETS................................................    $ 798,003       $ 406,635
                                                                =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable............................................    $  13,116       $  20,196
Accrued expenses............................................       54,542          42,575
Loan guarantee of affiliate.................................           --           5,000
Notes payable and current portion of long-term debt and
  capital lease obligation..................................          120             120
Other current liabilities...................................        4,610           2,078
                                                                ---------       ---------
TOTAL CURRENT LIABILITIES...................................       72,388          69,969

Convertible subordinated debentures.........................      852,843         489,475
Other long-term debt and capital lease obligations..........        1,117           1,136
Other long-term liabilities.................................          406             826
                                                                ---------       ---------
TOTAL LIABILITIES...........................................      926,754         561,406

Minority interest...........................................        7,947             934

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock.............................................           --              --
Common stock................................................        7,365           6,748
Additional paid-in capital..................................      455,369         327,591
Unearned compensation, net..................................         (171)           (217)
Accumulated deficit.........................................     (619,942)       (489,370)
Accumulated other comprehensive income (loss)...............       20,681            (457)
                                                                ---------       ---------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)........................     (136,698)       (155,705)
                                                                ---------       ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)........    $ 798,003       $ 406,635
                                                                =========       =========

   The accompanying notes are an integral part of the consolidated financial statements

                                 SEPRACOR INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                         THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                   -------------------------------   -------------------------------
                                                   SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                                        2000             1999             2000             1999
                                                   --------------   --------------   --------------   --------------
Revenues:
  Product sales..................................     $ 10,179         $  2,392         $  33,680        $   7,619
  Collaborative research and development.........           --               --             3,573            2,390
  License fees...................................           --               --            20,000               11
  Royalties and other............................        1,304               91             3,615              201
                                                      --------         --------         ---------        ---------
    TOTAL REVENUES...............................       11,483            2,483            60,868           10,221
Cost of revenues:
  Product........................................        2,262              877             7,786            2,157
  License fees...................................           --               --             2,000               --
  Royalties and other............................          272               29               849               70
                                                      --------         --------         ---------        ---------
    TOTAL COST OF REVENUES.......................        2,534              906            10,635            2,227
                                                      --------         --------         ---------        ---------
    GROSS MARGIN.................................        8,949            1,577            50,233            7,994
Operating expenses:
  Research and development.......................       34,968           34,690           105,480           77,252
  Selling, general and administrative and patent
    costs........................................       24,062           20,096            69,643           43,746
                                                      --------         --------         ---------        ---------
    TOTAL OPERATING EXPENSES.....................       59,030           54,786           175,123          120,998
                                                      --------         --------         ---------        ---------
Loss from operations.............................      (50,081)         (53,209)         (124,890)        (113,004)
Other income (expense):
  Interest income................................       11,683            5,304            30,872           16,975
  Interest expense...............................      (12,467)          (8,276)          (35,286)         (24,834)
  Other income (expense), net....................           70               70            (7,336)             132
  Equity in gain (loss) of investees.............        4,490               --             3,501           (2,509)
                                                      --------         --------         ---------        ---------
    TOTAL OTHER INCOME (EXPENSE).................        3,776           (2,902)           (8,249)         (10,236)
                                                      --------         --------         ---------        ---------
Net loss before minority interests...............      (46,305)         (56,111)         (133,139)        (123,240)
Minority interest in subsidiary..................        1,079              362             2,568              910
                                                      --------         --------         ---------        ---------
Net loss from continuing operations..............      (45,226)         (55,749)         (130,571)        (122,330)
Discontinued operations: Loss from discontinued
  operations (net of minority interests).........           --               --                --             (345)
                                                      --------         --------         ---------        ---------
NET LOSS.........................................     $(45,226)        $(55,749)        $(130,571)       $(122,675)
                                                      --------         --------         ---------        ---------
Basic and diluted net loss per common share from
  continuing operations..........................     $  (0.62)        $  (0.84)        $   (1.80)       $   (1.86)
                                                      --------         --------         ---------        ---------
Basic and diluted net loss per common share from
  discontinued operations........................           --               --                --        $   (0.01)
                                                      --------         --------         ---------        ---------
Basic and diluted net loss per common share......     $  (0.62)        $  (0.84)        $   (1.80)       $   (1.87)
                                                      --------         --------         ---------        ---------
Shares used in computing basic and diluted net
  loss per common share:
Basic and diluted................................       73,334           66,197            72,435           65,745

   The accompanying notes are an integral part of the consolidated financial statements

                                 SEPRACOR INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                 (IN THOUSANDS)

                                                                    NINE MONTHS ENDED
                                                              -----------------------------
                                                              SEPTEMBER 30,   SEPTEMBER 30,
                                                                  2000            1999
                                                              -------------   -------------
Cash flows from operating activities:
Net loss....................................................    $(130,571)      $(122,675)
Less: Loss from discontinued operations (net of minority
  interests)................................................           --            (345)
                                                                ---------       ---------
        NET LOSS FROM CONTINUING OPERATIONS.................     (130,571)       (122,330)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
  Depreciation and amortization.............................        8,322           5,134
  Minority interests in subsidiaries........................       (2,568)           (910)
  Equity in investee (gains) losses.........................       (3,501)          2,509
  Deferred compensation.....................................        1,195              --
  Other.....................................................           85              88
Changes in operating assets and liabilities:
  Accounts receivable.......................................       (3,409)         (2,143)
  Inventories...............................................       (2,022)         (5,814)
  Other current assets......................................          707          (2,708)
  Accounts payable..........................................       (7,080)         (2,097)
  Accrued expenses..........................................       11,967          12,499
  Other current liabilities.................................        2,512             155
                                                                ---------       ---------
        NET CASH USED IN OPERATING ACTIVITIES...............     (124,363)       (115,617)
Cash flows from investing activities:
  Purchases of short and long-term investments..............     (690,385)       (832,481)
  Sales and maturities of short and long-term investments...      553,518         689,517
  Additions to property and equipment.......................       (5,060)         (5,567)
  Purchase of intangible assets.............................      (12,500)        (10,000)
  Investment in subsidiary..................................       (5,000)             --
  Investment in affiliate...................................           --          (2,000)
  Promissory note to affiliate..............................           --            (500)
  BioSphere investment in affiliate.........................         (920)             --
  Other assets..............................................         (878)            148
                                                                ---------       ---------
        NET CASH USED IN INVESTING ACTIVITIES...............     (161,225)       (160,883)
Cash flows from financing activities:
  Net proceeds from issuance of common stock................       28,066           5,304
  Net proceeds from BioSphere issuance of common stock......       18,092              --
  Proceeds from sale of 5% debentures due 2007..............      460,000              --
  Costs associated with issuance of 5% debentures due
    2007....................................................      (14,033)             --
  Costs associated with issuance of 7% debentures due
    2005....................................................           --            (276)
  Net borrowings (repayments) of long-term debt, capital
    leases and line of credit agreements....................            5          (2,826)
                                                                ---------       ---------
        NET CASH PROVIDED BY FINANCING ACTIVITIES...........      492,130           2,202
Effect of exchange rate changes on cash and cash
  equivalents...............................................          218            (405)
                                                                ---------       ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........      206,760        (274,703)
Net cash provided by discontinued operations................           --           9,940
Cash and cash equivalents at beginning of period............       59,488         295,323
                                                                ---------       ---------
Cash and cash equivalents at end of period..................    $ 266,248       $  30,560
Non cash activities:
  Conversion of convertible subordinated debentures to
    shares of common stock..................................    $  96,632              --
  Common stock issued for intangible asset..................           --       $  (7,950)
Acquisition of BioSphere Medical:
  Liabilities assumed.......................................           --       $  (1,493)
  Fair value of assets acquired.............................           --       $   1,493

   The accompanying notes are an integral part of the consolidated financial statements

               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION:

    The accompanying consolidated interim financial statements are unaudited and have been prepared on a basis substantially consistent with the audited financial statements. Certain information and footnote disclosures normally included in Sepracor's annual financial statements have been condensed or omitted. The year-end consolidated condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The consolidated interim financial statements, in the opinion of management, reflect all adjustments (including normal recurring accruals) necessary for a fair presentation of the results for the interim periods ended September 30, 2000 and 1999.

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

    The consolidated interim financial statements include the accounts of Sepracor Inc. ("Sepracor" or the "Company") and its majority and wholly owned subsidiaries, including BioSphere Medical, Inc. ("BioSphere") and Sepracor Canada Limited.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

A) NEW ACCOUNTING PRONOUNCEMENTS

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") which summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC issued SAB 101B which delays the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company does not expect SAB 101 to have a material impact on its financial position and results of operations.

    In March 2000, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN 44"), which provides guidance for issues that have arisen in applying APB No. 25, "Accounting for Stock Issued to Employees". This Interpretation, which became effective July 1, 2000, applies prospectively to new awards, exchanges or awards in a business combination, modifications to outstanding awards, and changes in grantee status that occur on or after July 1, 2000, except for the provisions related to repricings and the definition of an employee which apply to awards issued after December 31, 1998. The Company has evaluated the effects of FIN 44 on its financial position and results of operations and has determined any such effects to be immaterial.

    In June 2000, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 138, "Accounting for Certain Derivative Instruments--an amendment of SFAS 133" ("Accounting for Derivative Instruments and Hedging Activities"). This statement amends the accounting and reporting standards for certain derivative instruments and hedging activities. The Company will adopt SFAS 138 in 2001, in accordance with SFAS 137, which deferred the effective date of SFAS 133. The adoption of this standard in 2001 is not expected to have a material impact on the Company's consolidated financial statements.

B) BASIC AND DILUTED NET (LOSS) PER COMMON SHARE

    Basic earnings (loss) per share ("EPS") excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based upon the weighted-average number of common shares outstanding during the period plus the additional weighted-average common equivalent shares during the period. Common equivalent shares are not included in the per share calculations where the effect of their inclusion would be anti-dilutive. Common equivalent shares result from the assumed conversion of preferred stock and the assumed exercises of outstanding stock options, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method. For the three and nine months ended September 30, 2000 and 1999, basic and diluted net loss per common share is computed based on the weighted-average number of common shares outstanding during the period, because the effect of common stock equivalents would be anti-dilutive.

    Certain securities were not included in the computation of diluted earnings
(loss) per share for the three and nine months ended September 30, 2000 and 1999, because they would have an anti-dilutive effect due to net losses for such periods. These securities include: (i) options to purchase 9,591,000 shares of common stock with purchase prices of $1.50 to $125.44 per share for the three and nine months ended September 30, 2000 and options to purchase 10,651,000 shares of common stock with purchase prices of $1.00 to $59.13 per share for the three and nine months ended September 30, 1999; (ii) 13,705,000 shares of common stock issuable upon conversion of the 6 1/4% convertible subordinated debentures due 2005, the 7% convertible subordinated debentures due 2005 and the 5% convertible subordinated debentures due 2007 for the three and nine months ended September 30, 2000, and (iii) 12,805,000 shares of common stock issuable upon conversion of the 6 1/4% convertible subordinated debentures due 2005 and the 7% convertible subordinated debentures due 2005 for the three and nine months ended September 30, 1999.

3. INVENTORIES, NET:

    Inventories consist of the following:

                                              SEPTEMBER 30, 2000   DECEMBER 31, 1999
(IN THOUSANDS)                                ------------------   -----------------
Raw materials...............................        $2,073              $1,785
Work in progress............................         1,447                 765
Finished goods..............................         2,957               1,905
                                                    ------              ------
                                                    $6,477              $4,455

    The increase in inventory at September 30, 2000 is primarily due to increased production of Xopenex-Registered Trademark-.

4. PATENTS, INTANGIBLE ASSETS AND OTHER ASSETS, NET:

                                              SEPTEMBER 30, 2000   DECEMBER 31, 1999
(IN THOUSANDS)                                ------------------   -----------------
Deferred finance costs, net (1).............        $21,705             $12,720
Intangible assets and patents, net (2)......         32,399              20,922
Other assets................................          1,429                 809
                                                    -------             -------
                                                    $55,533             $34,451

(1) September 30, 2000 balance includes $14,033 of costs associated with the $460,000 of 5% convertible subordinated debentures due 2007 issued in the first quarter of 2000.

(2) September 30, 2000 balance includes $12,500 for the purchase of an exclusive license under patent rights related to an allergy product.

5. CONVERTIBLE SUBORDINATED DEBENTURES:

                                                               SEPTEMBER 30, 2000   DECEMBER 31, 1999
(IN THOUSANDS)                                                 ------------------   -----------------
6.25% convertible subordinated debentures due
 2005 (1)(2)................................................        $ 92,883            $189,475
7.00% convertible subordinated debentures due 2005 (1)......         299,960             300,000
5.00% convertible subordinated debentures due 2007 (3)......         460,000                  --
                                                                    --------            --------
                                                                    $852,843            $489,475

(1) The decrease represents debentures converted into Sepracor common stock (conversion of $96,424 of principal amount of 6.25% convertible subordinated debentures in the first quarter of 2000 included costs of $7,497).

(2) Deferred finance costs of approximately $2,373 were written off against additional paid-in capital as a result of the conversion of $96,424 of principal amount of 6.25% convertible subordinated debentures in the first quarter of 2000.

(3) Represents $460,000 of principal amount of 5% convertible subordinated debentures due 2007 issued in the first quarter of 2000.

6. COMPREHENSIVE INCOME (LOSS):

    Total comprehensive income (loss) is comprised of net income (loss), net currency translation adjustments, and unrealized gain (loss) on available-for-sale securities.

                                                 THREE MONTHS ENDED               NINE MONTHS ENDED
                                            -----------------------------   -----------------------------
                                            SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                2000            1999            2000            1999
(IN THOUSANDS)                              -------------   -------------   -------------   -------------
Comprehensive income (loss):
  Net loss................................    $(45,226)       $(55,749)       $(130,571)      $(122,675)
  Cumulative translation adjustment.......         159            (218)             219            (405)
  Unrealized gain on available-for-sale
    securities............................      20,865              --           20,919              --
                                              --------        --------        ---------       ---------
  Total comprehensive income (loss).......    $(24,202)       $(55,967)       $(109,433)      $(123,080)

7. SUBSIDIARIES AND AFFILIATES:

BIOSPHERE

    On February 4, 2000, BioSphere announced that it had completed a private placement of approximately $5,900,000 of BioSphere common stock and warrants. Investors purchased 653,887 shares of BioSphere common stock and warrants to purchase 163,468 shares of BioSphere common stock. As a result of this transaction, Sepracor's ownership of BioSphere decreased from approximately 64% to 59% as of February 2000. The transaction resulted in Sepracor recording a net gain of approximately $2,771,000 through additional paid-in capital.

    On July 31, 2000, BioSphere sold approximately $13,000,000 of its common stock to a small group of investors in a private equity placement. Of this amount, Sepracor purchased approximately $5,000,000 of BioSphere common stock. As a result of the transaction, Sepracor recorded a net gain of approximately $1,702,000 through additional paid-in capital and the Company's ownership in BioSphere decreased from approximately 58% to 56%.

HEMASURE

    On March 3, 2000, HemaSure Inc. ("HemaSure") announced that it had completed a $28,000,000 private placement of common stock, consisting of 3,730,000 shares of HemaSure common stock, thereby reducing Sepracor's ownership to approximately 22%. The transaction resulted in Sepracor recording a gain of approximately $1,417,000 through additional paid-in capital.

    In September 2000, HemaSure repaid its $5,000,000 commercial bank loan, which had been guaranteed by Sepracor. As a result, Sepracor recorded a $5,000,000 equity in investee gain and removed the corresponding liability for the loan guarantee. Sepracor has recorded $510,000 and $1,499,000 as its share of HemaSure losses for the three and nine month periods ended September 30, 2000. At September 30, 2000, Sepracor's investment in HemaSure was zero.

VERSICOR

    In August 2000, Versicor Inc. ("Versicor") completed an initial public offering of 5,290,000 shares of its common stock. Sepracor owns 1,593,750 shares, or approximately 7%, of Versicor's outstanding common stock. Sepracor considers its investment in Versicor as an available-for-sale security and as such has marked-to-market its investment at the September 30, 2000 market price of $15.00 per share, which resulted in the recording of an unrealized gain of $20,848,000 for the three months ended September 30, 2000.

8. LILLY AGREEMENT AND SUBSEQUENT EVENT:

    On April 13, 2000, the Company announced that the Federal Trade Commission closed its investigation, under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, of the Lilly (R)-fluoxetine agreement that allows Lilly and Sepracor to exclusively develop and globally commercialize (R)-fluoxetine.
(R)-fluoxetine, a new chemical entity, is a modified form of an active ingredient found in Prozac-Registered Trademark-. Upon closing this transaction, the Company received an initial milestone payment and license fee of $20,000,000. The Company has no further work to be performed related to the agreement and has recorded this as revenue in the second quarter of 2000. The Company has also recorded $3,573,000 of collaborative research and development revenue in the second quarter of 2000, related to previous costs incurred in the development of (R)-fluoxetine under the Lilly (R)-fluoxetine agreement.

    On October 19, 2000, the Company announced that it had been notified by Eli Lilly and Company ("Lilly") that Lilly had terminated the exclusive license agreement covering (R)-fluoxetine (the "Lilly (R)-fluoxetine agreement"). In accordance with the agreement, Lilly will return the existing scientific data on the project to Sepracor.

9. LITIGATION:

    The legal proceedings relating to HemaSure, Sepracor's 22% owned subsidiary, are currently no longer material to Sepracor as Sepracor's investment in HemaSure was zero at September 30, 2000.

                                    ITEM 2.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This Quarterly Report on Form 10-Q contains, in addition to historical information, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward looking statements involve risk and uncertainties and are not guarantees of future performance. Sepracor's actual results could differ significantly from the results discussed in such forward-looking statements. See "Factors Affecting Future Operating Results" below.

OVERVIEW

    Sepracor is a specialty pharmaceutical company focused on the cost-effective development of safer, purer and more effective drugs that are improved versions of widely-prescribed pharmaceutical compounds.

    The consolidated interim financial statements include the accounts of Sepracor Inc. ("Sepracor" or the "Company") and its majority and wholly-owned subsidiaries, including BioSphere Medical, Inc. ("BioSphere") and Sepracor Canada Limited.

    On October 19, 2000, the Company announced that it had been notified by Eli Lilly and Company ("Lilly") that Lilly had terminated the exclusive license agreement covering (R)-fluoxetine (the "Lilly (R)-fluoxetine agreement"). In accordance with the license agreement, Lilly will return the existing scientific data on the project to Sepracor. Given the risk and timing of the development of
(R)-fluoxetine, and following an assessment of the competitive environment, which includes (R)-didesmethylsibutramine ("(R)-DDMS"), Sepracor's compound for the treatment of depression which is currently in Phase II clinical trials, Sepracor has decided not to pursue the development of (R)-fluoxetine at this time.

    In September 2000, HemaSure Inc. ("HemaSure") repaid its $5,000,000 commercial bank loan, which had been guaranteed by Sepracor. As a result, Sepracor recorded a $5,000,000 equity in investee gain and removed the corresponding liability for the loan guarantee.

    In August 2000, Versicor Inc. ("Versicor") completed an initial public offering of 5,290,000 shares of its common stock. Sepracor owns 1,593,750 shares, or approximately 7%, of Versicor's outstanding common stock. Sepracor considers its investment in Versicor as an available-for-sale security and as such has marked-to-market its investment at the September 30, 2000 market price of $15.00 per share, which resulted in the recording of an unrealized gain of $20,848,000 for the three months ended September 30, 2000.

    On July 31, 2000, BioSphere sold approximately $13,000,000 of its common stock to a small group of investors in a private equity placement. Of this amount, Sepracor purchased approximately $5,000,000 of BioSphere common stock. As a result of the transaction, Sepracor recorded a net gain of approximately $1,702,000 through additional paid-in capital and the Company's ownership in BioSphere decreased from approximately 58% to 56%.

    On April 13, 2000, the Company announced that the Federal Trade Commission closed its investigation, under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, of the Lilly (R)-fluoxetine agreement that allows Lilly and Sepracor to exclusively develop and globally commercialize (R)-fluoxetine.
(R)-fluoxetine, a new chemical entity, is a modified form of an active ingredient found in Prozac-Registered Trademark-. Upon closing this transaction, the Company received an initial milestone payment and license fee of $20,000,000. The Company has no further work to be performed related to the agreement and has recorded this as revenue in the second quarter of 2000. The Company has also recorded $3,573,000 of collaborative research and development revenue in the second quarter of 2000, related to previous costs incurred in the development of (R)-fluoxetine under the Lilly (R)-fluoxetine agreement.

    On March 3, 2000, HemaSure announced that it had completed a $28,000,000 private placement of 3,730,000 shares of its common stock, thereby reducing Sepracor's ownership to approximately 22%. The transaction resulted in Sepracor recording a net gain of approximately $1,417,000 through additional paid-in capital.

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

    On February 25, 2000, the Company effected a two-for-one stock split, which was paid in the form of a 100% stock dividend to stockholders of record on February 1, 2000.

    In May 1999, Sepracor commercially introduced Xopenex-Registered Trademark-, a single-isomer form of the leading bronchodilator, albuterol. Xopenex is the first pharmaceutical product developed and commercialized by Sepracor.

    For the remainder of 2000, the Company expects that it will incur increasing expenses, primarily in research and development and sales and marketing, as a result of efforts to advance the development of its portfolio of pharmaceuticals and drug candidates, and activities relating to the sales and marketing of Xopenex. The Company also expects to continue to pursue additional corporate partnering and alliance arrangements including out-licensing agreements, co-promotion arrangements, development collaborations and merger or acquisition opportunities.

THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

    Product revenues were $10,179,000 and $33,680,000 for the three and nine months ended September 30, 2000, respectively, compared to $2,392,000 and $7,619,000, respectively, for the same periods in 1999. The increase for the three and nine month periods ended September 30, 2000 is due primarily to sales of Xopenex, which the Company commercially introduced in May 1999.

    Collaborative research and development revenues were $0 and $3,573,000 for the three and nine months ended September 30, 2000, respectively, compared to $0 and $2,390,000, respectively, for the same periods in 1999. The increase for the nine months ended September 30, 2000 is attributable to proceeds from the Lilly
(R)-fluoxetine agreement offset by the termination of the research and development studies conducted by Sepracor under the collaborative license agreement between Sepracor and Janssen Pharmaceutica N.V. ("Janssen"), dated January 30, 1998, for the development of norastemizole.

    License fee revenues were $0 and $20,000,000 for the three and nine months ended September 30, 2000, respectively, compared to $0 and $11,000, respectively, for the same periods in 1999. The increase for the nine months ended September 30, 2000 is attributable to an initial milestone payment received under the Lilly (R)-fluoxetine agreement.

    Royalty and other revenues were $1,304,000 and $3,615,000 for the three and nine months ended September 30, 2000, respectively, compared to $91,000 and $201,000, respectively, for the same periods in 1999. The increase in revenues is due to proceeds from the royalty agreement with Hoechst Marion Roussel, Inc. (now Aventis) under which Sepracor currently receives royalties on non-U.S. sales of fexofenadine in countries where Sepracor holds issued patents on fexofenadine. The increase is also due to other revenues generated by BioSphere.

    Cost of product revenues, as a percentage of product revenues, was 22% and 23% for the three and nine months ended September 30, 2000, respectively, compared to 37% and 28%, respectively, for the same periods in 1999. The decrease of cost of product revenues as a percentage of product revenues for the three and nine months ended September 30, 2000 is due to an increase of sales of pharmaceutical products as a percentage of total product sales, which have a lower cost as a percentage of product revenues, as compared to non-pharmaceutical product sales, particularly in 2000. Pharmaceutical product sales represented 94% and 97% of total product sales, respectively, for the three and nine months ended September 30, 2000, compared to 75% and 79% for the same periods ended September 30, 1999. Additionally, the cost of non-pharmaceutical product sales as a percentage of non-pharmaceutical product revenues declined significantly in 2000 as BioSphere began to increase sales of its higher margin EmboSphere Microsphere line of medical devices.

    Cost of license fee revenues were $0 and $2,000,000 for the three and nine months ended September 30, 2000, respectively, compared to $0 and $0, respectively, for the same period in 1999. The $2,000,000 represents sublicense fees owed under a license agreement with McLean Hospital pertaining to patents related to the Lilly (R)-fluoxetine agreement.

    Research and development expenses were $34,968,000 and $105,480,000 for the three and nine months ended September 30, 2000, respectively, compared to $34,690,000 and $77,252,000, respectively, for the same periods in 1999. The increase for the nine months ended September 30, 2000 is primarily due to increased clinical study costs relating to norastemizole, zopiclone and
(R)-DDMS, as well as increased personnel costs.

    Selling, general and administrative and patent expenses were $24,062,000 and $69,643,000 for the three and nine months ended September 30, 2000, respectively, compared to $20,096,000 and $43,746,000, respectively, for the same periods in 1999. The increase in the nine months ended September 30, 2000 is primarily due to the addition of two third-party contracted sales forces and sales and marketing infrastructure development. In the third quarter, the Company terminated one of the third-party contracted sales force agreements and hired approximately 117 new sales representatives as full time employees.

    The net of interest income, interest (expense) and other income (expense) was $(714,000) and $(11,750,000) for the three and nine months ended
September 30, 2000, respectively, compared to $(2,902,000) and $(7,727,000), respectively, for the same periods in 1999. The decrease in expense for the three month period ended September 30, 2000 is attributable to additional interest income from higher rates of return on investments and greater investment balances primarily from the proceeds of the 5% Debentures, partially offset by additional interest expense related to the 5% Debentures. The increase in expense for the nine month period ended September 30, 2000 is primarily the result of the conversion of $96,424,000 in principal amount of 6 1/4% Debentures, which resulted in inducements and other costs of $7,497,000 in the first quarter of 2000 and additional interest expense related to the 5% Debentures, partially offset by additional interest income from higher rates of return on investments and greater investment balances primarily from the proceeds of the 5% Debentures.

    Equity in gain (loss) of investees was $4,490,000 and $3,501,000 for the three and nine months ended September 30, 2000, respectively, compared to $0 and ($2,509,000), respectively, for the same periods in 1999. The gains in the three and nine month periods in 2000 are due primarily to the reversal of a $5,000,000 HemaSure loan guarantee during the third quarter of 2000 partially offset by Sepracor's portion of HemaSure losses. The loss in the nine month period ended in 1999 represents Sepracor's portion of HemaSure and Versicor losses.

    Minority interest in subsidiary from continuing operations resulted in a decrease to consolidated net loss of $1,079,000 and $2,568,000 for the three and nine months ended September 30, 2000, respectively, compared to $362,000 and $910,000, respectively, for the same periods in 1999. The fluctuation in minority interest is the result of the minority interest in BioSphere increasing from approximately 36% to 44% and due to BioSphere recording a larger net loss in the three and nine month periods ended September 30, 2000 than in the three and nine month periods ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

    Cash and cash equivalents and short and long-term investments totaled $679,521,000 at September 30, 2000, compared to $335,823,000 at December 31,
1999.

    The net cash used in operating activities for the nine months ended September 30, 2000 was $124,363,000. The net cash used in operating activities includes a net loss from continuing operations of $130,571,000 adjusted by non-cash charges of $3,533,000. Accounts receivable increased by $3,409,000 due to increased sales of Xopenex in September 2000. Inventory increased by $2,022,000 primarily due to increased production of Xopenex inventory. Accounts payable decreased by $7,080,000 due to the timing of cash disbursements. Accrued expenses increased by $11,967,000 due primarily to increased sales and marketing activities and additional accrued interest related to the 5% Debentures.

    The net cash used in investing activities for the nine months ended September 30, 2000 was $161,225,000. Cash was invested primarily in net purchases of short and long-term investments of $136,867,000, purchases of property and equipment of $5,060,000 and the purchase of an intangible asset of $12,500,000 for an exclusive license under patent rights primarily related to an allergy product and an investment of $5,000,000 in BioSphere.

    The net cash provided by financing activities for the nine months ended September 30, 2000 was $492,130,000. The Company received approximately $445,967,000 in net proceeds from the issuance of the 5% Debentures. The Company also received approximately $28,066,000 in proceeds from the issuance of Sepracor common stock and $18,092,000 from BioSphere's issuance of common stock.

    In the first quarter of 2000, the Company issued $460,000,000 in principal amount of 5% convertible subordinated debentures due 2007. The 5% Debentures have an annual interest rate of 5% and are convertible into Sepracor common stock at the option of the holder, at $92.38 per share.

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

FACTORS AFFECTING FUTURE OPERATING RESULTS

    You should carefully consider the following risks before making an investment decision. You should also refer to the other information set forth in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Our actual results could vary significantly from the results discussed in the forward-looking statements. Some risks that could cause our results to vary are disclosed below.

    WE HAVE NEVER BEEN PROFITABLE AND WE MAY NOT BE ABLE TO GENERATE REVENUES SUFFICIENT TO ACHIEVE PROFITABILITY. We have not been profitable since inception, and it is possible that we will not achieve profitability. We incurred net losses applicable to common shares on a consolidated basis of approximately $130.6 million for the nine months ended September 30, 2000 and $183.1 million for the year ended December 31, 1999. We expect to continue to incur operating and capital expenditures. As a result, we will need to generate significant revenues to achieve and maintain profitability. We cannot assure you that we will achieve significant revenues or that we will ever achieve profitability. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. If revenues grow more slowly than we anticipate or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial conditions will be materially and adversely affected. Our ability to generate profitability will depend in large part on successful commercialization of our initial products and successful development and commercialization of principal products under development. Failure to successfully commercialize these products may have a material adverse effect on our business. In October 2000, we announced that Lilly had notified us that it was terminating the (R)-fluoxetine agreement. Accordingly, we will not receive the royalties that we would have received if (R)-fluoxetine had been successfully developed and commercialized by Lilly or milestone payments based upon achievement by Lilly of certain development objectives. As a result, our revenues will be adversely affected. In addition, if other collaborative development arrangements are terminated, then successful commercialization of our products under development may be delayed or terminated which could have a material adverse effect on our business.

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

    We have filed various patent applications covering the composition of, and the methods of using, single-isomer or active-metabolite forms of various compounds for specific applications. Our revenues under collaboration agreements with pharmaceutical companies depend in part on the existence of issued patents. However, we may not be issued patents in respect of the patent applications already filed or that we file in the future. Moreover, the patent position of companies in the pharmaceutical industry generally involves complex legal and factual questions, and recently has been the subject of much litigation. Legal standards relating to the scope and validity of patent claims in the pharmaceutical field are evolving. Any patents we have obtained, or obtain in the future, may be challenged, invalidated or circumvented. Moreover, the PTO may commence interference proceedings involving our patents or patent applications. Any challenge to, or invalidation or circumvention of, our patents or patent applications could have a material adverse effect on our business.

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

    THE DEVELOPMENT AND COMMERCIALIZATION OF OUR PRODUCTS COULD BE DELAYED OR TERMINATED IF OUR COLLABORATIVE PARTNERS TERMINATE, OR FAIL TO PERFORM THEIR OBLIGATIONS UNDER, THEIR AGREEMENTS WITH US OR IF ANY OF OUR COLLABORATION AGREEMENTS IS SUBJECT TO LENGTHY GOVERNMENT REVIEW. We have entered into collaboration arrangements with pharmaceutical companies. Our revenues under these collaboration arrangements will consist primarily of milestone payments and royalties on sales of products. Any such payments and royalties will depend in large part on the efforts of our collaboration partners. If any of our collaboration partners does not devote sufficient time and resources to its collaboration arrangement with us, the potential commercial benefits of the arrangement may not be realized by us, and our results of operations may be adversely affected. In addition, if any of our collaboration partners were to breach or terminate their agreements with us or fail to perform their obligations to us in a timely manner, the development and commercialization of the products could be delayed or terminated. Any delay or termination of this type could have a material, adverse effect on our financial condition and results of operations because we may be required to expend additional funds to bring our products to commercialization, and milestone or royalty payments from collaborative partners or revenue from product sales, if any, could be delayed or terminated. In October 2000, we announced that Lilly had notified us that it intended to terminate the (R)-fluoxetine agreement. As a result, development of
(R)-fluoxetine has terminated and we will not receive the royalties we would have received if (R)-fluoxetine had been successfully developed and commercialized or milestone payments based upon achievement by Lilly of certain development objectives. Any failure or inability by us to perform some of our obligations under a collaboration agreement could reduce or extinguish the benefits to which we are otherwise entitled under the agreement.

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

    WE HAVE LIMITED SALES AND MARKETING EXPERIENCE AND EXPECT TO INCUR SIGNIFICANT EXPENSES IN DEVELOPING A SALES FORCE. IN ADDITION, OUR LIMITED SALES AND MARKETING EXPERIENCE MAY RESTRICT OUR SUCCESS IN COMMERCIALIZING OUR PRODUCTS. We currently have limited marketing and sales experience. If we successfully develop and obtain regulatory approval for the products we are currently developing, we may license some of them to large pharmaceutical companies and market and sell through our direct specialty sales forces or through other arrangements, including co-promotion arrangements. We have established a direct sales force to market Xopenex, our single isomer form of albuterol. As we begin to enter into co-promotion arrangements or market and sell additional products directly, we will need to significantly expand our sales force. We expect to incur significant expense in expanding our direct sales force. Our limited experience in developing, maintaining and expanding a direct specialty sales force may restrict our success in commercializing our products.

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

    IF WE OR OUR COLLABORATION PARTNERS FAIL TO OBTAIN AN ADEQUATE LEVEL OF REIMBURSEMENT FOR OUR FUTURE PRODUCTS OR SERVICES BY THIRD PARTY PAYORS, THERE MAY BE NO COMMERCIALLY VIABLE MARKETS FOR OUR PRODUCTS OR SERVICES. The availability and levels of reimbursement by governmental and other third party payors affects the market for any pharmaceutical product or service. These third party payors continually attempt to contain or reduce the costs of healthcare by challenging the prices charged for medical products and services. In certain foreign countries, including the countries of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. We may not be able to sell our products profitably if reimbursement is unavailable or limited in scope or amount.

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

    WE HAVE SIGNIFICANT LONG-TERM DEBT AND WE MAY NOT BE ABLE TO MAKE INTEREST OR PRINCIPAL PAYMENTS WHEN DUE. As of September 30, 2000, our total long-term debt was approximately $854.0 million and our stockholders' equity (deficit) was ($136.7) million. None of the 6 1/4% Debentures issued by us in February 1998, the 7% convertible subordinated debentures due 2005 issued by us in December 1998 nor the 5% Debentures issued by us in February 2000 restricts our ability or our subsidiaries ability to incur additional indebtedness, including debt that ranks senior to the 6 1/4% Debentures, the 7% Debentures and the 5% Debentures. Additional indebtedness that we incur may rank senior to or on parity with these debentures in certain circumstances. Our ability to satisfy our obligations will depend upon our future performance, which is subject to any factors, including factors beyond our control. It is possible that we will be unable to meet our debt service requirements on any of our outstanding Debentures. Moreover, we may be unable to repay any of our outstanding Debentures at maturity or otherwise in accordance with the debt instruments.

    IF SUFFICIENT FUNDS TO FINANCE OUR BUSINESS ARE NOT AVAILABLE TO US WHEN NEEDED OR ON ACCEPTABLE TERMS, THEN WE MAY BE REQUIRED TO DELAY, SCALE BACK, ELIMINATE OR ALTER OUR STRATEGY FOR OUR PROGRAMS. We may require additional funds for our research and product development programs, operating expenses, the pursuit of regulatory approvals, license or acquisition opportunities and the expansion of our production, sales and marketing capabilities. Historically, we have satisfied our funding needs through collaboration arrangements with corporate partners, equity or debt financing. We cannot assure you that these funding sources will be available to us when needed in the future, or, if available, will be on terms acceptable to us. Insufficient funds could require us to delay, scale back or eliminate certain of our research and product development programs or to license third parties to commercialize products or technologies that we would otherwise develop or commercialize ourselves. Our cash requirements may vary materially from those now planned because of factors including:

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

    - the losses of BioSphere, a 56% owned consolidated subsidiary of Sepracor

                                    ITEM 3.
          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

MARKET RISK

    The Company is exposed to market risk from changes in interest rates and equity prices, which could affect its future results of operations and financial condition. These risks are described in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1999. As of September 30, 2000, there have been no material changes to the market risks described in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1999. Additionally, the Company does not anticipate any near-term changes in the nature of its market risk exposures or in management's objectives and strategies with respect to managing such exposures.

                                    PART II
                               OTHER INFORMATION

ITEMS 1 - 5.  NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    a)  Exhibits

27.1   Financial Data Schedule

    b)  Reports on Form 8-K

       None

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               SEPRACOR INC.

Date:  November 8, 2000                        /s/ TIMOTHY J. BARBERICH
                                               --------------------------------------------
                                               Timothy J. Barberich
                                               CHAIRMAN AND CHIEF EXECUTIVE OFFICER
                                               (PRINCIPAL EXECUTIVE OFFICER)

Date:  November 8, 2000                        /s/ ROBERT F. SCUMACI
                                               --------------------------------------------
                                               Robert F. Scumaci
                                               SENIOR VICE PRESIDENT, OF FINANCE AND
                                               ADMINISTRATION, AND TREASURER
                                               (PRINCIPAL ACCOUNTING OFFICER)

                                 EXHIBIT INDEX

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------   ------------------------------------------------------------
        27.1            Financial Data Schedule