Form 10-K
period 2000-12-31
SEPRACOR INC /DE/
filed 2001-03-28
CIK 877357

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-19410
                            ------------------------

                                 SEPRACOR INC.

             (Exact Name of Registrant as Specified in its Charter)

           DELAWARE                        22-2536587
 (State or Other Jurisdiction           (I.R.S. Employer
              of                       Identification No.)
Incorporation or Organization)

       111 LOCKE DRIVE,                       01752
  MARLBOROUGH, MASSACHUSETTS               (Zip Code)
    (Address of Principal
      Executive Offices)

       Registrant's telephone number, including area code: (508) 481-6700

        Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.10 PAR VALUE
                                (Title of class)
                            ------------------------

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. / /

    The aggregate market value of voting Common Stock held by nonaffiliates of the registrant was approximately $2,786,831,000 based on the last reported sale price of the Common Stock on the Nasdaq consolidated transaction reporting system on March 15, 2001.

    Number of shares outstanding of the registrant's class of Common Stock as of March 15, 2001: 77,817,280 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

                  2000 Annual Report to Stockholders--Part II
     Proxy Statement for the 2001 Annual Meeting of Stockholders--Part III

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

    This annual report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 concerning our business, operations and financial condition, including statements with respect to the safety, efficacy and potential benefits of our products under development, expectations with respect to development and commercialization of our product candidates, the scope of patent protection with respect to these product candidates and our products and information with respect to the other plans and strategies for our business and the business of our subsidiaries. All statements other than statements of historical facts included in this annual report on Form 10-K regarding our strategy, future operations, timetables for product testing, financial position, costs, prospects, plans and objectives of management are forward-looking statements. When used in this annual report on Form 10-K the words "expect", "anticipate", "intend", "plan", "believe", "seek", "estimate", and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements for a number of important reasons, including those discussed under "Factors Affecting Future Operating Results", "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this annual report on Form 10-K.

    You should read these statements carefully because they discuss our expectations about our future performance, contain projections of our future operating results or our future financial condition, or state other "forward-looking" information. You should be aware that the occurrence of any of the events described under "Factors Affecting Future Operating Results" and elsewhere in this annual report on Form 10-K could substantially harm our business, results of operations and financial condition and that upon the occurrence of any of these events, the trading price of our common stock could decline.

    We cannot guarantee any future results, levels of activity, performance or achievements. The forward-looking statements contained in this annual report on Form 10-K represent our expectations as of the date of this annual report on Form 10-K and should not be relied upon as representing our expectations as of any other date. Subsequent events and developments will cause our expectations to change. However, while we may elect to update these forward-looking statements, we specifically disclaim any obligation to do so, even if our expectations change.

                                     PART I

ITEM 1. BUSINESS.

THE COMPANY

    Sepracor Inc. is a leading specialty pharmaceutical company focused on the cost-effective development of potentially safer, purer and more effective drugs that are improved versions of widely-prescribed pharmaceutical compounds. Typically, these Improved Chemical Entities, which we refer to as ICEs, are single-isomers or active-metabolites of the parent compound. We select for development compounds with the potential to offer improvements over existing therapies with respect to efficacy, side-effect profile, and in some cases the opportunity for additional indications. We develop and market these drugs by leveraging our expertise in conducting preclinical and clinical trials and seeking regulatory approvals for new drugs. Our drug development program has yielded an extensive portfolio of pharmaceuticals and drug candidates intended to treat a broad range of indications. We are concentrating our product development efforts in three major therapeutic areas:

    - respiratory;

    - urology and gastroenterology; and

    - central nervous system disorders.

    In May 1999, we introduced XOPENEX-Registered Trademark- (levalbuterol hydrochloride), a beta-agonist for the treatment of reversible bronchospasm. XOPENEX is a single-isomer of the leading bronchodilator, albuterol. XOPENEX is the first pharmaceutical product developed and commercialized by Sepracor.

BACKGROUND

    CHIRAL COMPOUNDS

    Approximately 500 currently available drugs are chiral compounds. Chiral compounds frequently exist as mixtures of mirror-image molecules known as isomers. Although these isomers are identical in chemical composition, their three-dimensional structures differ and, as a result, often interact differently with cell receptors in a living organism. This interaction between the drug and the receptor either stimulates or inhibits a biological function of the receptor and thereby initiates the therapeutic effect. In some cases, only one of the isomers is the desired active ingredient while the other isomer is inactive or may cause undesirable side effects. When a chiral compound contains equal amounts of both isomers, it is a racemic mixture. These two isomers are generally referred to as (S)-isomers (left) and (R)-isomers (right). Typically, in our product development process, we purify racemic mixtures of two isomers into compounds containing only one isomer.

    ACTIVE METABOLITES

    A metabolite is a compound resulting from the chemical modification of a drug after it is administered. Like the different isomers of a chiral drug, the activity of metabolites and the isomers of metabolites may differ from the activity of the parent compound depending upon their interaction with specific receptors or by manifesting differences in absorption, excretion, metabolism or distribution within the body. These changes in activity may result in a compound that demonstrates improved safety or efficacy as compared to the parent compound. We and our licensees are exploring parent drugs that may be chemically modified into active-metabolites outside of the body in an effort to develop compounds with the potential for reduced side effects, increased efficacy, improved dosage forms, or new indications.

CORPORATE COLLABORATIONS

    Our strategy for commercializing our ICE pharmaceuticals includes licensing and co-promotion collaborations with major pharmaceutical companies and direct marketing through our sales force.

    XOPENEX. In November 1999, Abbott Laboratories, referred to in this report as Abbott, and Sepracor announced a co-promotion agreement for levalbuterol HCl, which we market as XOPENEX. Under terms of the agreement, Abbott's Ross Products Division provides expanded coverage for marketing of XOPENEX to pediatricians in the United States through its sales force of over 500 professionals. This supplements Sepracor's approximately 170 person sales force that markets XOPENEX to hospitals, pulmonologists, allergists and primary care physicians. All sales are for our account and Abbott receives a commission on sales generated by its sales force. The agreement is for a term of six years but can be terminated earlier by Abbott if we do not achieve specified development or sales objectives.

    (S)-ZOPICLONE. In October 1999, we announced that we had entered into an agreement with Rhone-Poulenc Rorer SA, referred to in this report as RPR, a unit of Rhone-Poulenc SA, now Aventis, under which we exclusively licensed RPR's preclinical, clinical and post-marketing surveillance data package relating to zopiclone and its isomers and metabolites, to develop, make, use and sell (S)- zopiclone in the United States. Zopiclone is marketed by Aventis under the brand names of IMOVANE-Registered Trademark- and AMOBAN-Registered Trademark-, and is available in approximately 80 countries worldwide and has never been marketed in the United States. (S)-Zopiclone is currently in Phase III clinical studies.

    LEVOCETIRIZINE. In June 1999, we licensed to UCB Farchim SA, referred to in this report as UCB, all of our issued patents and patent applications covering levocetirizine to develop, market and sell levocetirizine as a nonsedating antihistamine worldwide, except in the United States and Japan. During the first half of 2000, UCB submitted a Marketing Authorization Application, commonly referred to as an MAA, in the European Union, or EU, for levocetirizine. In January 2001, UCB announced that it obtained approval to market levocetirizine in Germany. UCB has submitted levocetirizine for approval in other countries. UCB has announced that it intends to market levocetirizine under the brand names XYZAL-TM-/XUSAL-TM-. UCB launched this product in Germany during the first quarter of 2001, and expects to launch the product in other countries in Europe following receipt of required approvals. Under the agreement, UCB will begin to pay us royalties upon first product sales, and royalties will escalate upon achievement of sales volume milestones. Our patents covering levocetirizine expire in 2013.

    (R)-FLUOXETINE. In December 1998, we announced an exclusive license agreement with Eli Lilly and Company, referred to in this report as Lilly, relating to development and commercialization of (R)-fluoxetine, an isomer of fluoxetine, which is marketed by Lilly as PROZAC-Registered Trademark-. On October 19, 2000, we announced that Lilly terminated its exclusive license agreement with us regarding (R)-fluoxetine. Based on a review of the available clinical data, (R)-fluoxetine, at the highest dose tested, demonstrated a small but statistically significant increase in QTc intenual, a heart wave abnormality. The timetable for development of (R)-fluoxetine would delay the submission of a New Drug Application, referred to commonly as an NDA, by at least two years. Given the extended development timetable and an assessment of the competitive environment, we have elected not to pursue the development of
(R)-fluoxetine at this time.

    TICALOPRIDE. In July 1998, we entered into a development and license agreement with Janssen Pharmaceutica, N.V., a wholly-owned subsidiary of Johnson & Johnson, referred to in this report as Janssen, relating to ticalopride, formerly referred to as (+)-norcisapride. Ticalopride is an isomer of the active metabolite of cisapride, which is marketed by Janssen as PROPULSID-Registered Trademark-. PROPULSID is used for the treatment of nocturnal heartburn due to gastroesophageal reflux disease, commonly referred to as GERD. Under the terms of the agreement, Janssen has worldwide exclusive rights to develop and market products containing ticalopride. We are entitled to royalties on product sales beginning upon first commercial sale in countries where we have issued patents covering Janssen's indicated use, and royalties will escalate upon achievement of sales volume milestones. Under certain circumstances, we may co-promote the product in the pediatric market.

    DESLORATADINE. In December 1997, we licensed to Schering-Plough Corporation, referred to in this report as Schering, worldwide rights to develop and market desloratadine, an active-metabolite of loratadine. Loratadine is marketed by Schering as CLARITIN-Registered Trademark-, a leading nonsedating antihistamine. In the fourth quarter 2000, Schering announced three new NDA submissions for desloratadine. In January 2001, Schering announced that the European Commission of the EU granted marketing authorization for desloratadine as a nonsedating treatment of seasonal allergic rhinitis in adults and children 12 years of age and older. Desloratadine will be marketed in the EU by Schering under the brand names AERIUS-TM- and NEOCLARITYN-TM-. This marketing authorization is valid in all 15 EU member states. Schering has announced that it is seeking marketing approval in Europe for other indications. On
January 19, 2001, Schering received an approvable letter from the U.S. Food and Drug Administration, or FDA, for desloratadine. On February 15, 2001, Schering announced that the FDA had issued reports citing deficiencies concerning Schering's compliance with current Good Manufacturing Processes, or GMPs, and that the FDA had advised Schering that GMP deficiencies must be resolved prior to the FDA granting approval of desloratadine. This product is subject to final approval by the FDA. Under the license agreement with Schering, we are entitled to receive royalties on all formulations of desloratadine upon product launch in countries in which we hold valid and enforceable patents.

    FEXOFENADINE. In July 1993, we licensed to Hoechst Marion Roussel, Inc., now Aventis and referred to in this report as HMRI, our U.S. patent rights covering fexofenadine. In October 1996, HMRI introduced
ALLEGRA-Registered Trademark- (fexofenadine hydrochloride). Under the terms of a separate agreement, HMRI has obtained an exclusive license to our patents that had been the subject of litigation in Europe, as well as various other patent oppositions between the two companies outside the U.S. We are entitled to receive royalties on fexofenadine product sales effective March 1, 1999 in countries where we have patents related to fexofenadine. In the first quarter of 2000, Aventis received approval from the FDA to market a new dosage form of ALLEGRA in the United States. We are entitled to receive royalties on any fexofenadine sales in the United States following expiration of HMRI's composition of matter patent in February 2001. On September 22, 2000, Aventis announced that it had received approval from the Japanese Ministry of Health and Welfare to market ALLEGRA in Japan. We hold patents in Japan covering fexofenadine and we are receiving royalties on ALLEGRA sales in Japan.

ICE DEVELOPMENT PROGRAM

    The following products are being commercialized or are in development:

    RESPIRATORY--ASTHMA

    LEVALBUTEROL. Levalbuterol HCl, which we market under the brand name XOPENEX, is a single-isomer of the leading bronchodilator, albuterol. XOPENEX, which we launched in May 1999 through our direct sales force, is the first pharmaceutical product developed and commercialized by us. XOPENEX is sold through our approximately 170 person sales force and in collaboration with the Ross Products Division of Abbott. Marketed in a nebulized solution formulation, XOPENEX sales for 2000 were approximately $55.1 million.

    In the fourth quarter of 2000, we announced the successful completion of a 350 patient multi-center pediatric trial of XOPENEX. We are completing preparation of a supplement to our NDA to include a pediatric indication of XOPENEX inhalation solution for the treatment of asthma. We expect to submit the supplement to the NDA in the first half of 2001.

    We are also developing XOPENEX for use in other delivery systems. We have five issued U.S. patents relating to the approved use of XOPENEX that expire between 2010 and 2013.

    (R,R)-FORMOTEROL. (R,R)-formoterol is the single-isomer of formoterol, which is marketed under the brand names
FORADIL-Registered Trademark-/ATOCK-Registered Trademark-. FORADIL is marketed in Canada and Europe by Novartis, and ATOCK is marketed in Japan by Yamanouchi Pharmaceuticals. We are developing (R,R)-formoterol as a bronchodilator with the potential to offer benefits over existing long-acting bronchodilators, including rapid onset and longer duration of action. If successfully developed, we intend to market (R,R)-formoterol through our direct sales force. We have an issued U.S. patent covering the use of (R,R)-formoterol that expires in 2012. We announced during the fourth quarter of 2000 the completion of Phase II studies of nebulized (R,R)-formoterol used once daily in patients with chronic asthma. Phase IIA studies showed significant improvement in forced expiratory volume in one second, or FEV(1), up to 24 hours after dosing, compared with placebo. Other efficacy endpoints, such as reduction in asthma scores, decrease in rescue medication use, number of asthma control days and trough FEV(1), improved not only in a dose-related manner, but also with the length of (R,R)-formoterol treatment. The Phase IIB (R,R)-formoterol clinical results also confirm the Phase IIA findings, which demonstrated a rapid onset of action and long duration of activity. We intend to initiate pivotal Phase III studies for (R,R)-formoterol in 2001.

    RESPIRATORY--ALLERGIES

    NORASTEMIZOLE. On March 12, 2001, we submitted an NDA for norastemizole, a new nonsedating antihistamine for the treatment of allergic rhinitis that, if approved, we intend to market as SOLTARA-TM-. The NDA includes information from 200 preclinical studies and 30 clinical trials, including seven large scale allergic rhinitis studies. We anticipate selling this compound, if approved, through our direct sales force.

    DESLORATADINE. Desloratadine is an active metabolite of loratadine, a leading nonsedating antihistamine marketed by Schering as CLARITIN-Registered Trademark-. In December 1997, we entered into a license agreement with Schering under which we granted Schering exclusive worldwide rights to our patents covering desloratadine. Our patent portfolio for desloratadine includes U.S. patents covering the use of desloratadine to treat allergic rhinitis and allergic asthma that expire in 2014 and U.S. patent applications pending that cover pharmaceutical formulations and additional uses. We received $5 million as an upfront license fee and are entitled to royalty payments from Schering upon the sale of desloratadine, at a rate increasing over time and upon the achievement of specified sales volume and other milestones, in countries where we hold patents.

    On October 26, 1999, Schering announced that it had submitted an NDA to the FDA seeking clearance to market desloratadine for the treatment of seasonal allergic rhinitis. On January 19, 2001, Schering received an approvable letter from the FDA for desloratadine. On February 15, 2001, Schering announced that the FDA had issued reports citing deficiencies concerning Schering's compliance with current GMPs and that the FDA had advised Schering that GMP deficiencies must be resolved prior to the FDA granting approval of desloratadine. The product is subject to final approval by the FDA.

    FEXOFENADINE. Fexofenadine, marketed by Aventis as ALLEGRA brand fexofenadine HCl, is a leading nonsedating antihistamine. We entered into a license agreement with HMRI (now Aventis) under which we licensed our patents on fexofenadine to HMRI. This agreement was amended in September 1999. In
October 1996, HMRI commercially introduced fexofenadine, as a second-generation, nonsedating antihistamine. We currently receive royalties on sales of fexofenadine in European countries where we hold issued patents on fexofenadine, as well as in Japan. Under this agreement, we expect to receive royalties on fexofenadine sales in the United States upon expiration of Aventis' composition of matter patent in February 2001.

    LEVOCETIRIZINE. In June 1999, we licensed to UCB patents and patent applications covering levocetirizine, a single isomer of cetirizine, for manufacture, use and sale worldwide, except in the United States and Japan. UCB will market this new product under the brand names XYZAL-TM-/ XUSAL-TM-, and upon respective approvals, UCB will launch levocetirizine in various European countries. In January 2001, UCB announced that it had received approval to market levocetirizine in Germany. Under the terms of the agreement, UCB has agreed to pay us royalties upon first product sale, and royalties will escalate upon achievement of sales volume milestones. Our patents for levocetirizine expire in 2013.

    UROLOGY

    (S)-OXYBUTYNIN. (S)-Oxybutynin is a single-isomer of oxybutynin, which is marketed by Alza under the brand name DITROPAN-Registered Trademark- for the treatment of urge urinary incontinence. Urinary incontinence affects approximately 17 million people in the United States. During the fourth quarter of 2000, we summarized our clinical findings for (S)-oxybutynin's Phase II program for the treatment of urge urinary incontinence. In a twelve-week study in over 650 patients, (S)-oxybutynin, at 120 mg three times a day, demonstrated statistically significant improvement in the reduction of combined micturitions, voluntary micturitions and number of patients achieving complete continence, compared with placebo.

(S)-Oxybutynin, 120 mg three times a day, was significantly better than DITROPAN as determined by spontaneous reports of dry mouth. A sustained release formulation, developed for use in Phase III trials, will potentially improve
(S)-oxybutynin's therapeutic index and patient compliance. We expect to commence Phase III trials for (S)-oxybutynin in the first half of 2001. We have two issued U.S. patents for (S)-oxybutynin covering methods of treating urinary incontinence and pharmaceutical compositions that expire in 2015.

    (S)-DOXAZOSIN. (S)-Doxazosin is a single-isomer of doxazosin, which is marketed by Pfizer as CARDURA-Registered Trademark- to treat benign prostatic hyperplasia, or enlargement of the prostate, a condition that is estimated to affect a majority of males over the age of 55. A side effect of doxazosin is orthostatic hypotension, the lowering of blood pressure that can cause severe dizziness or fainting. As a result of this side effect, initial doses of the drug are generally administered in a doctor's office over several visits. Our preclinical studies indicate that (S)-doxazosin exhibits potential for a reduction in orthostatic hypotension and is potentially more potent than the parent drug. We believe that an improved version could reduce the cost of treatment by reducing the number of required doctor's visits. While further extensive studies and clinical work are needed to determine the efficacy and safety profile of this compound, we believe this compound may offer a pharmacoeconomic benefit as compared to the parent drug. (S)-Doxazosin is currently in Phase I trials. We have an issued U.S. patent for the use of
(S)-doxazosin to treat benign prostatic hyperplasia that expires in 2013.

    (S)-SIBUTRAMINE METABOLITE. The (S)-sibutramine metabolite is a single-isomer metabolite of sibutramine, which is marketed under the brand name MERIDIA-Registered Trademark- by Knoll Pharmaceutical Co., a division of BASF AG, for the treatment of obesity. The (S)-sibutramine metabolite is a norepinephrine and dopamine reuptake inhibitor that we are investigating for urological disorders such as erectile dysfunction and stress urinary incontinence. In vitro studies have shown that the (S)-sibutramine metabolite is a potent inhibitor of both dopamine and norepinephrine. This dual pharmacology has the potential to improve both erectile and ejaculatory dysfunction, and a preclinical model has indicated that the (S)-sibutramine metabolite facilitates sexual performance. We expect to commence proof of concept Phase II studies in 2001 for the (S)-sibutramine metabolite.

    GASTROENTEROLOGY

    TICALOPRIDE. Ticalopride, formerly referred to as norcisapride, is an active metabolite of cisapride, which is marketed under the brand name PROPULSID-Registered Trademark- by Janssen for the treatment of GERD. In the first half of 2000, Janssen announced that PROPULSID would be sold through a limited access program in the United States due to potentially serious cardiac side effects. In preclinical studies, we found that ticalopride has the potential to treat GERD and other indications, including emesis, or nausea, bulimia, and irritable bowel syndrome without the risk of cardiac toxicity. We have issued U.S. patents for the use of ticalopride to treat GERD, Central Nervous System, or CNS, disorders and emesis that expire in 2015. In July 1998, we exclusively licensed our ticalopride rights to Janssen, and we are entitled to receive royalties on product sales beginning upon the first commercial sale in countries where we have issued patents covering Janssen's indicated use. Royalties escalate upon achievement of sales volume milestones. Ticalopride is in Phase II clinical development.

    (S)-LANSOPRAZOLE. (S)-Lansoprazole is a single-isomer of lansoprazole, which is marketed under the brand name PREVACID-Registered Trademark- in the United States by TAP Pharmaceuticals. PREVACID is a proton pump inhibitor used to treat diseases associated with excess gastric acid secretions, primarily GERD. Based on preclinical studies, we believe that (S)-lansoprazole may offer more consistent dosing and improved efficacy, as compared to PREVACID. We have a patent application pending for (S)-lansoprazole.

    (-)-PANTOPRAZOLE. (-)-Pantoprazole is a single-isomer of pantoprazole, which is marketed under the brand name PANTOZOL-Registered Trademark- by Byk-Gulden and American Home Products for the treatment of GERD.

Our preclinical work suggests that (-)-pantoprazole has the potential for more consistent dosing and improved efficacy. We have an issued U.S. patent for (-)-pantoprazole that expires in 2013.

    CENTRAL NERVOUS SYSTEM--PSYCHIATRY/NEUROLOGY

    (R)-SIBUTRAMINE METABOLITE. The (R)-sibutramine metabolite is a single-isomer metabolite of sibutramine, which is marketed under the brand name MERIDIA-Registered Trademark- by Knoll Pharmaceuticals for the treatment of obesity. In January 2000, we announced that we had initiated a Phase I clinical trial for the (R)-sibutramine metabolite. During the fourth quarter of 2000, we announced that we had initiated a large-scale Phase II clinical trial of the
(R)-sibutramine metabolite for the treatment of depression. We also plan to initiate a dose-ranging Phase II study on the use of the (R)-sibutramine metabolite for the treatment of attention deficit hyperactivity disorder in 2001. The (R)-sibutramine metabolite has been shown in preclinical studies to have potent activity at all three monoaminergic reuptake sites, which include serotonin, norepinephrine and dopamine. This unique triple mechanism of action may provide a broader spectrum of therapeutic action than other currently marketed antidepressants.

    CENTRAL NERVOUS SYSTEM--SLEEPING DISORDERS

    (S)-ZOPICLONE. (S)-Zopiclone is a single-isomer of zopiclone, which is marketed by Aventis under the brand names of IMOVANE-Registered Trademark- and AMOBAN-Registered Trademark- for the treatment of insomnia. Zopiclone is available in approximately 80 countries worldwide and has never been marketed in the United States. We have entered into an agreement with RPR, now Aventis, under which we have exclusively licensed RPR's preclinical, clinical and post-marketing surveillance data package relating to zopiclone, its isomers and metabolites, for use in the United States market. In January 2000, we announced that we had initiated a 400-patient clinical efficacy trial for (S)-zopiclone for the treatment of insomnia. We completed two clinical trials that demonstrated the activity of (S)-zopiclone in surrogate models of insomnia. These studies demonstrated that the pharmacological effects of (S)-zopiclone occur rapidly and can be seen for up to six hours. In August 2000, we announced the successful completion of our Phase II studies in which patients treated with
(S)-zopiclone successfully achieved all efficacy endpoints, including rapid onset of action and long duration of activity, resulting in patients falling asleep and staying asleep through the night. All endpoints were clinically relevant and statistically significant (p LESS THAN 0.05). Additionally,
(S)-zopiclone was well tolerated in this study. In September 2000, we announced Phase III patient enrollment for (S)-zopiclone for the treatment of insomnia. A second Phase III clinical study, running in parallel, began in October 2000. We anticipate submitting an NDA for (S)-zopiclone in 2001.

    CENTRAL NERVOUS SYSTEM--ANXIETY

    SEP174559. SEP174559 is a single isomer of an active metabolite of zopiclone. We are seeking to develop this compound as a treatment for anxiety. SEP174559 demonstrated in preclinical studies to have anxiolytic, or anxiety reducing, activity at doses far below those that would produce sedation. We anticipate filing an Investigational New Drug, or IND, application for SEP174559 in 2001.

DRUG DISCOVERY

    We are broadening our development efforts to include new drug discovery and development. The accessibility and widespread use of the new technologies of combinatorial chemistry and ultra high throughput screening provide an opportunity for us to participate in drug discovery. Our approach to drug discovery is identifying novel compounds that are of strategic interest to us, with IN VITRO and IN VIVO biological activity in the therapeutic areas of pain management and central nervous system disorders.

SUBSIDIARIES

    In 1994, we established and independently financed BioSepra Inc. as a subsidiary through an initial public offering of its common stock. From 1994 to 1999, the company operated as BioSepra Inc., developing proprietary microsphere beads used as chromatography media in the production of pharmaceuticals. In February 1999, BioSepra determined that it would refocus on embolotherapy, which is the occlusion of the blood supply to fibroids and vascular defects. BioSepra sold its chromatography business and acquired a 51% interest in French-based BioSphere Medical, S.A., referred to as BioSphere France, with an option to purchase the remaining 49% interest, and changed its corporate name to BioSphere Medical, Inc. The acquisition enabled BioSphere to gain ownership of product know-how and European regulatory approval of Embosphere-Registered Trademark-Microspheres. As of December 31, 1999, our ownership of BioSphere was approximately 64%. On February 4, 2000, BioSphere announced that it had completed a $5,900,000 private placement of common stock and warrants. As a result of this transaction, our ownership of BioSphere decreased to approximately 59%. On July 31, 2000, BioSphere sold approximately $13,000,000 of its common stock in a private placement. Of this amount, we purchased approximately $5,000,000 of BioSphere common stock. As a result of the transaction, our ownership of BioSphere decreased to approximately 56%. At December 31, 2000, our ownership in BioSphere was approximately 55%.

    Embosphere-Registered Trademark- Microspheres, BioSphere's lead product, are precisely calibrated, spherical, hydrophilic, micro-porous beads made of a cross-linked acrylic co-polymer, that are embedded with gelatin. BioSphere believes that Embosphere Microspheres may potentially have certain competitive advantages over first-generation embolization products because they eliminate aggregation in the catheter, unwanted proximal embolization and unpredictable distal embolization due to particle fragmentation, common with first-generation products. Clinical results in Europe achieved over six years highlight the potential advantages of Embosphere technology. At least one clinical study of pre-surgical embolization of brain tumors has suggested that Embosphere Microspheres have the capacity to achieve a more controlled and targeted embolization than first generation embolization products, thus minimizing blood loss.

    In April 2000, BioSphere received clearance from the FDA for embolization of hypervascularized tumors and arteriovenous malformations. BioSphere recently commenced Phase II clinical testing under an investigational device exemption to support FDA clearance for specific product promotion in uterine artery embolization indications using Embosphere Microspheres. An investigational device exemption is a regulatory exemption granted by the FDA to medical device manufacturers for the purpose of conducting clinical studies. BioSphere intends, pending FDA clearance for this indication, to promote Embosphere Microspheres for the treatment of uterine fibroids. BioSphere does not anticipate receiving this clearance before 2002, if at all.

    BioSphere received CE Mark approval of its Embosphere Microspheres product in the EU in 1997. CE Mark approval is a certification granted by European regulatory bodies, or by some manufacturers with satisfactory quality systems, that substantiates the compliance of products with specific standards of quality and/or safety. This approval is generally required prior to the commercialization of a medical device in the EU. In January 2000, BioSphere received marketing approval of its Embosphere Microspheres product in Australia and Canada.

    During the year ended December 31, 2000, BioSphere continued the implementation of its strategic plan to develop Embosphere Microspheres for the treatment of hypervascularized tumors and arteriovenous malformations. BioSphere's revenue is primarily generated from product sales of Embosphere Microspheres in the United States, EU, Australia and Canada. Other revenue includes the sale of barium and other ancillary products manufactured by BioSphere or by third parties.

RELATED PARTY

    HEMASURE

    In 1994, we established and independently financed HemaSure Inc. as a subsidiary. Through two public offerings of HemaSure's common stock, HemaSure was initially a subsidiary, and ultimately became a related party of Sepracor. HemaSure has been applying its proprietary filtration technology to develop products to increase the safety of donated blood and to improve certain blood collection and transfusion procedures. In February 1999, we invested $2,000,000 in HemaSure in exchange for 1,333,334 shares of HemaSure common stock and warrants to purchase approximately 667,000 additional shares of HemaSure common stock. As a result of these transactions, our ownership of HemaSure became approximately 42% as of February 1999.

    In May 1999, HemaSure completed a private placement financing with COBE Laboratories, Inc., referred to as COBE Labs, a wholly-owned subsidiary of Gambro AB. COBE Labs purchased 4,500,000 shares of HemaSure common stock for an aggregate purchase price of $9,000,000. The agreement also provided COBE Labs with an option to purchase an additional $3,000,000 of HemaSure common stock, which it exercised in October 1999. As a result of these transactions, our ownership of HemaSure was reduced to approximately 27%,

    In March 2000, HemaSure sold 3,730,000 shares of its common stock in a private placement, thereby reducing our ownership to approximately 22%.

    In September 2000, HemaSure repaid a $5,000,000 line of credit, which we had guaranteed. As a result, we recorded a $5,000,000 equity in investee gain and removed the corresponding liability for the loan guarantee in 2000. In addition, we also recorded ($1,499,000) as our share of HemaSure's loss for the year ended December 31, 2000. At December 31, 2000, our investment in HemaSure was recorded at zero and our ownership remained at approximately 22%.

    In February 2001, HemaSure signed an asset purchase agreement with Whatman plc. Under the terms of the agreement, Whatman has agreed to purchase all of HemaSure's assets, except for cash, cash equivalents and marketable securities and to assume all of the liabilities of HemaSure, subject to certain exceptions as defined in the agreement. Closing of the transaction is subject to certain conditions, including approval of HemaSure's stockholders.

INVESTMENT IN VERSICOR

    Versicor Inc. was formed as a majority-owned subsidiary of Sepracor in May 1995 to develop novel drug candidates principally for the treatment of infectious diseases. In December 1997, Versicor announced the completion of a private equity financing for approximately $22,000,000. Following this financing, we had an approximately 22% equity ownership in Versicor.

    In 1999, Versicor completed various transactions resulting in the issuance of several series of preferred stock, and as a result, our ownership of Versicor was reduced to approximately 10%. In April 1999, we changed our accounting for our investment in Versicor from the equity method of accounting to the cost method.

    In August 2000, Versicor completed an initial public offering of its common stock. As of December 31, 2000, we own 1,593,750 shares, or approximately 7%, of Versicor's outstanding common stock. We consider our investment in Versicor as an available-for-sale security and as such have marked-to-market our investment at the December 31, 2000 market price of $8.625 per share, which resulted in us recording an unrealized gain of $10,688,000 as a separate component of stockholder's equity.

RESEARCH AND DEVELOPMENT

    Our research and development activities are primarily directed toward discovering and developing potentially improved versions of widely-prescribed drugs.

    Our total research and development expenses were $170,759,000, $122,400,000 and $61,797,000, for 2000, 1999 and 1998, respectively. BioSphere's portion of total research and development expenses was $2,517,000, $968,000 and $34,000 in 2000, 1999 and 1998, respectively. Collaborative research and development revenues totaled $3,573,000, $2,390,000 and $4,761,000 in 2000, 1999 and 1998,
respectively.

    In 2001, we expect research and development expenditures to increase significantly over 2000, as we seek to further develop our portfolio of pharmaceuticals and drug candidates.

MARKETING AND SALES

    We market and sell our products through arrangements with corporate marketing partners, outlicensing of product rights in exchange for royalties, and through our direct and third party sales forces. We believe that corporate partnering arrangements allow us to use the partner's marketing expertise to market our drug candidates more quickly. We currently have agreements with Schering, Aventis (formerly HMRI and RPR), Janssen and UCB. In each of these agreements, we are dependent upon the efforts, including marketing and sales efforts of our partners, and these efforts may not be successful.

    We have established a direct sales force consisting of representatives and technical specialists to market our single isomer of albuterol, XOPENEX, which we introduced in 1999. Our sales representatives present XOPENEX to physicians. Our technical specialists act as a resource to provide physicians with relevant information regarding our products. Our direct sales force has grown to approximately 170, as of December 31, 2000.

    We have also established a contract sales arrangement with Abbott's Ross Products Division, which promotes XOPENEX to pediatricians in the United States through its sales force of over 500 professionals. In 2000, we terminated a contract sales arrangement with Innovex, a division of Quintiles Transnational Corporation.

    As we continue to enter into co-promotion arrangements or market and sell additional products directly, we will need to significantly expand our direct sales force, which will require significant management and financial resources. Our business and future operating results will depend in significant part upon our ability to attract and retain skilled sales and marketing personnel. Competition for this personnel is intense, and we may not be successful in attracting or retaining personnel. We may not be successful in building a marketing staff or sales force, establishing a marketing staff or sales force may not be cost-effective and our sales and marketing efforts may not be successful.

    Royalty revenue received from Lilly and product sales to McKesson represented 28% and 16%, respectively, of our revenues in 2000. No other customer accounted for more than 10% of our revenues in 2000.

    In 2001, we expect marketing and sales expenditures to increase significantly over 2000, as we increase activities relating to sales and marketing of XOPENEX, the anticipated commercialization of SOLTARA-TM- brand norastemizole and efforts relating to corporate partnering arrangements.

MANUFACTURING

    We prepare our drug compounds primarily at our laboratories in Marlborough, Massachusetts. We also own and operate a current GMP-compliant 39,000 square foot fine chemical manufacturing facility in Windsor, Nova Scotia, which we believe has sufficient capacity to support the production of our drugs in quantities required for our clinical trials. If additional product candidates of ours become approved for sale, we will need to either manufacture the drugs ourself or license the manufacturing and marketing rights to third parties. While we believe that we have the capability to scale up our manufacturing process to support the production in commercial quantities of certain of the drugs that we intend to market and sell directly, the production of a substantial portion of those drugs must be contracted out to third-party manufacturers.

    Automatic Liquid Packaging, which is a division of Cardinal Health, Inc., is currently the sole finished goods manufacturer of our product XOPENEX. If Automatic Liquid Packaging experiences delays or difficulties in producing, packaging or delivering XOPENEX, our XOPENEX sales and our reputation could be adversely affected. Furthermore, if we are required to change manufacturers, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with all applicable regulations and guidelines. The delays associated with the verification of a new manufacturer could negatively affect our ability to produce XOPENEX in a timely manner or within budget. Prior to December 31, 2001, we are obligated to purchase from ChiRex Inc., a Delaware corporation, all of the pharmaceutical active ingredients, other than commercial quantities that we are capable of producing at our Nova Scotia manufacturing plant, of those drugs that we intend to directly market and sell, subject to certain pricing, supply and quality control conditions.

COMPETITION

    Our principal competitors are generic drug companies that seek to market the racemic mixture of a compound following expiration of the innovator's composition-of-matter patent and pharmaceutical companies that develop new patented therapies to treat the disease indications that we are targeting. We expect that these companies will seek to compete against our products with lower pricing, which could adversely affect the prices we charge. In addition, any drug developed by us is likely to encounter competition from the original brand-name parent drug, potentially in a generic form, following expiration of the innovator's composition-of-matter patent. Many competitors and potential competitors have substantially greater resources, manufacturing and marketing capabilities, research and development staff and production facilities than us and our subsidiaries.

    In our ICE program, we expect to compete primarily by obtaining use patents on the single-isomer or active-metabolites of existing, widely-sold drugs and by establishing, through preclinical and clinical tests, that such single-isomer or active-metabolite compounds offer benefits over the parent compounds, such as reduced side effects, improved therapeutic efficacy, new indications or improved dosage forms. Any such patents obtained by us, if valid and enforceable, should exclude others from marketing the compound for the indications claimed in our issued use patents.

GOVERNMENT REGULATION

    We, our collaboration partners and our customers are required to obtain the approval of the FDA and similar health authorities in foreign countries to test clinically and sell commercially pharmaceuticals and biopharmaceuticals for human use.

    Human therapeutics are generally subject to rigorous preclinical and clinical testing. The standard process required by the FDA before a drug may be marketed in the U.S. includes:

    - preclinical laboratory tests of toxicity and, often, carcinogenicity;

    - submission to the FDA of an application for an IND, which must be approved before human clinical trials may commence;

    - adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug for its intended indication;

    - submission to the FDA of an NDA; and

    - FDA approval of the NDA prior to any commercial sale or shipment of the drug.

In the past, we have attempted to shorten the regulatory approval process of our drug candidates by relying on preclinical and clinical toxicology data already on file with the FDA with respect to the parent drug.

    Typically, clinical evaluation involves a three-phase process. In Phase I, the initial introduction of the drug to humans, the drug is tested for safety, or adverse effects, dosage tolerance, absorption, distribution, metabolism and excretion. Phase II involves studies in a limited patient population to:

    - determine the efficacy of the drug for specific targeted indications;

    - determine dosage tolerance and optimal dosage; and

    - identify possible adverse effects and safety risks.

When a compound is found to be effective and to have an acceptable safety profile in Phase II evaluations, Phase III trials are undertaken to evaluate further clinical efficacy and to test further for safety within an expanded patient population at geographically dispersed clinical study sites. The process of completing clinical testing, obtaining FDA regulatory approval and commencing commercial marketing is likely to take a number of years. We may not successfully complete Phase I, Phase II or Phase III testing within any specified time period, if at all, with respect to any of our products subject to this testing. Furthermore, the FDA may not accept our evidence that a particular product meets our claims of superiority.

    FDA regulations pertain not only to healthcare products, but also to the processes and production facilities used to produce such products. Although we have designed the required areas of our U.S. facility to conform to current GMP, the FDA will not review the facilities for compliance until we produce a product for which we are seeking FDA commercial approval. Environmental legislation provides for restrictions and prohibitions on releases or emissions of various substances produced in, and waste by-products from, our operations.

    The FDA also imposes requirements relating to the marketing of drug products after approval, including requirements relating to the promotion of drug products to buyers and to the reporting to the FDA of adverse drug experiences known to companies holding approved applications. Our failure to adhere to these requirements could lead to regulatory action by the FDA. Information reported to the FDA in compliance with these requirements could cause the FDA to withdraw drug approval or to require modification of labeling, for example to add warnings or contraindications. The FDA has the statutory authority to seek judicial remedies and sanctions and to take administrative corrective action for violation of these and other FDA requirements and standards.

    BioSphere faces similar regulatory requirements before it can market and sell Embosphere-Registered Trademark- Microspheres in the United States. Approvals must be received by the FDA and these necessary approvals may not be obtained within a reasonable period of time, if at all. Any difficulty or delay in commercializing Embosphere Microspheres could harm the ability to generate revenues in the future.

PATENTS AND PROPRIETARY TECHNOLOGY

    We and our affiliates and subsidiaries have filed patent applications in the United States and selected other countries relating to the use of, and compositions containing, single-isomer or metabolite compounds, chiral synthesis and separations and membrane affinity separations. In addition, we have licensed from third parties certain rights under various patents and patent applications.

    To the extent that we invent or discover a new, useful and non-obvious invention and file a U.S. patent application for such invention, a composition or method-of-use patent may be issued. We have been issued U.S. patents on the use of single-isomers or active-metabolites of currently marketed drugs. We are currently pursuing a policy of aggressively seeking patent protection for the use of single-isomers and active metabolites of certain existing drugs.

    Many of the compounds that we are investigating or developing may be subject to composition-of-matter or other patents held by third parties.

    There may be foreign equivalents to these third party patents, the scope and expiration of which may vary from country to country. Even if we are issued a patent for the use of a single-isomer or active-metabolite that is currently claimed by one or more third party patents, products based on any such patent issued to us may not be sold until all of such third party patents expire unless a license is obtained to such third party patents or such third party patents are determined to be invalid, unenforceable, or not infringed by a court of proper jurisdiction. In addition, there may be pending additional third party patent applications covering our drugs in development which, if issued, may preclude the sale of the drug.

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

    In addition, BioSphere's products may give rise to claims that they infringe the proprietary rights of others. Any license required under any such patents or rights may not be made available on terms acceptable to BioSphere, if at all. If BioSphere does not obtain these licenses, it could encounter delays in product introductions while it attempts to design around such patents, or the development, manufacture or sale of products requiring these licenses could be precluded. Litigation may be necessary to defend against or assert claims of infringement, to enforce patents issued to BioSphere, to protect trade secrets or know-how owned by BioSphere, or to determine the scope and validity of the proprietary rights of others, and could result in substantial costs to and diversion of effort by, and may have a material adverse impact on BioSphere.

EMPLOYEES

    On February 1, 2001, we and our wholly-owned subsidiaries, excluding BioSphere, employed 499 persons. Of these 499 employees, 186 were primarily engaged in research, development and engineering activities, 35 were primarily engaged in manufacturing, 170 were engaged in direct sales and the remainder were primarily engaged in marketing, sales administration, finance and accounting.

    On February 1, 2001 BioSphere employed 67 persons.

ITEM 2. PROPERTIES.

    Our facilities are located in Marlborough, Massachusetts and Windsor, Nova Scotia. In Massachusetts, we lease a total of 122,292 square feet of space in three buildings. Approximately 5,000 square feet is devoted to manufacturing operations and the remainder to research and development and administration. The three leases currently in effect extend to October 2001 for 21,000 square feet, June 2007 for 32,477 square feet and June 2007 for 68,815 square feet. In Nova Scotia, our primary manufacturing location is a 39,000 square-foot fine chemical manufacturing facility located on a four-acre site in Windsor, Nova Scotia. We acquired the facility in March 1994. Production at the Nova Scotia facility began in February 1995.

    In January 2001, we signed a lease to occupy approximately 192,600 square feet of office and research and development space in a facility to be built in Marlborough, Massachusetts. The lease, which is contingent upon the completion of the building, will include an option for us to lease two additional buildings that will be constructed on the same site. We will finance the construction of the initial building through a loan to the developer of the site and will have a right to buy the entire campus outright beginning in June 2002. Occupancy is expected to occur in June 2002.

    BioSphere's facilities are located in Rockland, Massachusetts and Louvres and Roissy, France. In Massachusetts, BioSphere leases approximately 14,000 square feet of office and laboratory space pursuant to a lease for a term of five years, expiring in March 2005. At its facility in Louvres, France, BioSphere leases approximately 10,000 square feet of office, laboratory and manufacturing space. This lease exprires in June 2001. In December 2000, BioSphere signed a lease to occupy approximately 18,150 square feet of manufacturing and office space in Roissy, France. The facility is being renovated, and BioSphere expects to move all French operations to the new facility sometime in 2001. The duration of this new lease is ten years.

ITEM 3. LEGAL PROCEEDINGS.

    SEPRACOR

    Currently Sepracor is not party to any material legal proceedings.

    BIOSPHERE

    On February 7, 2001, BioSphere, along with its subsidiary, BSMD Ventures, Inc., filed a complaint for declaratory judgment in the United States District Court for the District of Delaware against Artes Medical USA, Inc. The complaint seeks a declaration that United States Patent No. 5,344,452, which we refer to as the '452 patent, which Artes claims to have the right to enforce, is invalid and not infringed by BioSphere and BSMD Ventures. The '452 patent relates to "implant(s) based on a biocompatible solid in powder form, in particular a plastic". In addition, Artes filed a complaint against BioSphere in the United States District Court for the Central District of California (Los Angeles). The complaint claims that BioSphere is liable for infringement, inducement of infringement and contributory infringement of the '452 patent. Artes seeks monetary damages as compensation for the alleged infringement and a permanent injunction against the alleged infringing activity. Artes apparently asserts that all of BioSphere's microsphere-related products, including its Embosphere Microspheres, HepaSphere SAP Microspheres and MatrX Microspheres infringe the '452 patent.

BioSphere believes Artes' claims are without merit and BioSphere intends to vigorously defend these claims.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matters were submitted to a vote of our security holders, through solicitation of proxies or otherwise, during the last quarter of the year ended December 31, 2000.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth the names, ages and positions of our current executive officers as of December 31, 2000.

NAME                                       AGE                            POSITION
----                                     --------                         --------
Timothy J. Barberich...................     53      Chairman, Chief Executive Officer

William J. O'Shea......................     51      President, Chief Operating Officer

David P. Southwell.....................     40      Executive Vice President; Chief Financial Officer and
                                                    Secretary

Paul D. Rubin, M.D.....................     47      Executive Vice President, Drug Development and ICE
                                                    Research

Robert F. Scumaci......................     41      Executive Vice President, Finance and Administration
                                                    and Treasurer

James R. Hauske, Ph.D..................     47      Senior Vice President, Discovery

Douglas E. Reedich, Ph.D...............     43      Senior Vice President, Legal Affairs and Chief Patent
                                                    Counsel

    MR. BARBERICH, a founder of Sepracor, has been a director of Sepracor and our Chief Executive Officer since our organization in 1984. Mr. Barberich also served as President of Sepracor from 1984 to October 1999. Prior to founding Sepracor, Mr. Barberich served in a number of executive and managerial capacities at Millipore Corporation, which he joined in 1973. Most recently, prior to founding Sepracor, Mr. Barberich served as Vice President and General Manager of Millipore's Medical Products Division and as General Manager of Millipore's Laboratory Products Division. Mr. Barberich is Chairman of the Board of Directors of HemaSure and is a director of BioSphere and Versicor.

    MR. O'SHEA has served as President and Chief Operating Officer of Sepracor since October 1999. Prior to joining Sepracor, Mr. O'Shea was Senior Vice President of Sales and Marketing and Medical Affairs for Zeneca Pharmaceuticals, a business unit of Zeneca, Inc. Mr. O'Shea joined Zeneca in the U.K. in 1975 and held management positions in the U.K. and the U.S. in the areas of international sales and marketing.

    MR. SOUTHWELL has served as Executive Vice President, Chief Financial Officer of Sepracor since October 1995 and served as Senior Vice President and Chief Financial Officer of Sepracor from July 1994 to October 1995. From August 1988 until July 1994, Mr. Southwell was associated with Lehman
Brothers Inc., a securities firm, in various positions with the investment banking division, most recently in the position of Vice President.
Mr. Southwell is a director of BioSphere.

    DR. RUBIN has served as Executive Vice President, Drug Development and ICE Research of Sepracor since January 1999. He was Senior Vice President, Drug Development of Sepracor from April 1996 until January 1999. He was formerly Vice President and Worldwide Director of Clinical Pharmacology for Glaxo-Wellcome, a pharmaceutical company, from 1993 until 1996 and Vice President, Immunology and Metabolic Disease for Abbott Laboratories, a pharmaceutical company, from 1987 until 1993. Dr. Rubin was responsible for early clinical development of Glaxo-Wellcome's entire portfolio. While at Abbott Laboratories, Dr. Rubin was responsible for the development of the 5-lipoxygenase inhibitor, zileuton. Dr. Rubin is a director of Endorex Corp.

    MR. SCUMACI has served as Executive Vice President, Finance and Administration since February 2001 and Treasurer of Sepracor since March 1996. He was Senior Vice President, Finance and Administration from March 1996 to February 2001 and was Vice President and Controller of the Company from March 1995 until March 1996. From 1987 to 1994, Mr. Scumaci was employed by Ares-Serono Group, a multinational pharmaceutical company, most recently as Vice President, Finance and Administration of North American Operations. Previously, he was associated with Revlon and Coopers & Lybrand in various finance and accounting capacities.

    DR. HAUSKE has served as Senior Vice President, Discovery of Sepracor since October 1995. Prior to joining the Company, from June 1994 to October 1995,
Dr. Hauske was employed by Arris Pharmaceuticals, a pharmaceutical company, as Director of Combinatorial Chemistry and Receptor Chemistry. Before joining Arris Pharmaceuticals, Dr. Hauske worked for Pfizer Central Research in Groton, Connecticut. While, at Pfizer, Dr. Hauske was a member of the project management team that discovered Pfizer's azamacrolide antibacterial, Zithromax-Registered Trademark-.

    DR. REEDICH has served as Senior Vice President, Legal Affairs and Chief Patent Counsel of Sepracor since January 1999 and has served as Sepracor's Chief Patent Counsel since June 1995. From October 1987 to June 1995, he was employed by 3M Company ("3M"), most recently as patent counsel for 3M's Pharmaceuticals Division.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    Incorporated by reference from our 2000 Annual Report to Stockholders (the "2000 Annual Report") under the headings "Supplemental Stockholder Information--Price Range of Common Stock" and "Supplemental Stockholder Information--Dividend Policy."

    We did not sell any equity securities during the quarter ended December 31, 2000 that were not registered under the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA.

    Incorporated by reference from our 2000 Annual Report under the heading "Sepracor Inc. Selected Financial Data."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    Incorporated by reference from our 2000 Annual Report under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    Incorporated by reference from our 2000 Annual Report under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The financial statements filed as part of this Annual Report on Form 10-K are incorporated by reference from our 2000 Annual Report under the heading "Consolidated Financial Statements" and the notes thereto and are listed under
Item 14 below.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    There have been no disagreements on accounting and financial disclosure matters.

                                    PART III

ITEMS 10-13.

    The information required for Part III in this Annual Report on Form 10-K is incorporated by reference from our definitive proxy statement for our 2001 Annual Meeting of Stockholders. Such information will be contained in the sections of such proxy statement captioned "Stock Ownership of Certain Beneficial Owners and Management", "Proposal 1--Election of Directors", "Board and Committee Meetings", "Compensation for Directors", "Compensation of Executive Officers", "Certain Relationships and Related Transactions", "Employment Agreements" and "Section 16(a) Beneficial Ownership Reporting Compliance." Information regarding our executive officers is also furnished in
Part I of this Annual Report on Form 10-K under the heading "Executive Officers of the Registrant."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) The following documents are included or incorporated by reference from the 2000 Annual Report.

1. The following financial statements (and related notes) of the Company are incorporated by reference from the 2000 Annual Report:

                                                               PAGE*      PAGE**
                                                              --------   --------
Report of Independent Accountants...........................    24*        20**
Consolidated Balance Sheets at December 31, 2000 and 1999...    25*        21**
Consolidated Statements of Operations for the Years Ended
  December 31, 2000, 1999, and 1998.........................    26*        22**
Consolidated Statements of Stockholders' Equity (deficit)
  and Comprehensive Income for the Years Ended December 31,
  2000, 1999, and 1998......................................    27*        23**
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2000, 1999, and 1998.........................    28*        24**
Notes to the Consolidated Financial Statements..............    29*        25**

------------------------

* Refers to page number of the 2000 Annual Report. The consolidated financial statements (and related notes) are incorporated by reference from the 2000 Annual Report.

** Refers to page number of the Selected Portions of the 2000 Annual Report to Stockholders filed as Exhibit 13 to this Annual Report on Form 10-K.

2. The schedule listed below and the Report of Independent Accountants on Financial Statement Schedule are filed as part of this Annual Report on Form 10-K:

Report of Independent Accountants on Financial Statement
  Schedule..................................................    S-1
Schedule II-Valuation and Qualifying Accounts...............    S-2

    All other schedules are omitted as the information required is inapplicable or the information is presented in the consolidated financial statements or the related notes.

3. The Exhibits listed in the Exhibit Index immediately preceding the Exhibits filed as a part of this Annual Report on Form 10-K.

(b) No current reports on Form 8-K were filed by the Company during the quarter ended December 31, 2000;

    The following trademarks are mentioned in this Annual Report on Form 10-K:

    Sepracor, ICE, XOPENEX and SOLTARA are trademarks of Sepracor. BioSphere and Embosphere are trademarks of BioSphere. HemaSure is a trademark of HemaSure. This Annual Report on Form 10-K also contains trademarks of other companies.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       SEPRACOR INC.

                                                       By:           /s/ TIMOTHY J. BARBERICH
                                                            -----------------------------------------
                                                                       Timothy J. Barberich
                                                              CHAIRMAN AND CHIEF EXECUTIVE OFFICER
Date: March 27, 2001

    Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      NAME                                     TITLE                      DATE
                      ----                                     -----                      ----
            /s/ TIMOTHY J. BARBERICH              Chairman, Chief Executive
     --------------------------------------         Officer and Director             March 27, 2001
              Timothy J. Barberich                  (Principal Executive Officer)

                                                  Executive Vice President, Chief
             /s/ DAVID P. SOUTHWELL                 Financial Officer and
     --------------------------------------         Secretary (Principal             March 27, 2001
               David P. Southwell                   Financial Officer)

                                                  Executive Vice President,
             /s/ ROBERT F. SCUMACI                  Finance and Administration
     --------------------------------------         and Treasurer (Principal         March 27, 2001
               Robert F. Scumaci                    Accounting Officer)

              /s/ JAMES G. ANDRESS
     --------------------------------------       Director                           March 27, 2001
                James G. Andress

              /s/ DIGBY W. BARRIOS
     --------------------------------------       Director                           March 27, 2001
                Digby W. Barrios

              /s/ ROBERT J. CRESCI
     --------------------------------------       Director                           March 27, 2001
                Robert J. Cresci

               /s/ KEITH MANSFORD
     --------------------------------------       Director                           March 27, 2001
                 Keith Mansford

     --------------------------------------       Director
                James F. Mrazek

              /s/ ALAN A. STEIGROD
     --------------------------------------       Director                           March 27, 2001
                Alan A. Steigrod

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULES

To the Board of Directors of Sepracor Inc.

    Our audits of the consolidated financial statements referred to in our report dated January 26, 2001, except as to the information in Note V for which the date is February 28, 2001 appearing on page 24 of the 2000 Annual Report to Stockholders of Sepracor Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, based upon our audits and the reports of other auditors, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
January 26, 2001, except as to the information in
Note V for which the date is February 28, 2001

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                         BALANCE AT                CHARGED TO                   BALANCE AT
                                         BEGINNING    CHARGED TO     OTHER                        END OF
                                         OF PERIOD     EXPENSES     ACCOUNTS    DEDUCTIONS(1)     PERIOD
                                         ----------   ----------   ----------   -------------   ----------
Year ended December 31, 2000
  Accounts Receivable Reserves.........   $164,669     $ 59,327     $162,148      $ (8,000)      $378,144
Year ended December 31, 1999
  Accounts Receivable Reserves.........   $     --     $174,853     $     --      $(10,184)      $164,669
Year ended December 31, 1998
  Accounts Receivable Reserves(2)......   $     --     $     --     $     --      $     --       $     --

------------------------

(1) Collections and bad debt write-offs.

(2) 1998 reserves were restated to zero due to discontinued operations of BioSphere Medical, Inc.

     EXHIBIT NO.                             EXHIBIT INDEX DESCRIPTION
---------------------       ------------------------------------------------------------
           3.1              Restated Certificate of Incorporation of the Registrant, as
                            amended.
           3.2              Amended and Restated By-Laws of the Registrant.
           4.1 (1)          Specimen Certificate for shares of Common Stock, $.10 par
                            value, of the Registrant.
           4.2 (7)          Global 7% Convertible Subordinated Debenture payable to Cede
                            & Co. due 2005.
           4.3 (9)          Form of 5% Convertible Subordinated Debenture due 2007.
      (*) 10.1 (8)          The Registrant's 1991 Amended and Restated Stock Option
                            Plan.
      (*) 10.2 (7)          The Registrant's 1991 Director Stock Option Plan, as amended and restated.
      (*) 10.3 (4)          The Registrant's 1996 Employee Stock Purchase Plan, as
                            amended and restated.
      (*) 10.4 (5)          The Registrant's 1997 Stock Option Plan.
      (*) 10.5 (7)          The Registrant's 1998 Employee Stock Purchase Plan.
      (*) 10.6 (8)          The Registrant's 1999 Director Stock Option Plan.
          10.7 (3)          Lease as to Marlboro Industrial Park, dated December 12,
                            1995, between Valerie A. Colbert, Trustee of Second
                            Marlboro Development Trust under Declaration of Trust dated
                            September 15, 1972, and the Registrant (the "Marlboro
                            Lease").
          10.8 (5)          First Amendment to Marlboro Lease, dated February 1, 1997, and Second Amendment to Marlboro Lease, dated July 1, 1997.
          10.9 (7)          Technology Transfer and License Agreement dated as of
                            January 1, 1994, between the Registrant and BioSepra Inc.
          10.10(7)          Technology Transfer and License Agreement dated as of
                            January 1, 1994, between the Registrant and HemaSure Inc.
          10.11(7)          Technology Transfer and License Agreement, effective
                            January 1, 1995, between the Registrant and SepraChem Inc.
      (*) 10.12(2)          Letter Agreement, dated June 10, 1994, between the
                            Registrant and David Southwell.
      (*) 10.13(4)          Letter Agreement, dated February 23, 1996, between the
                            Registrant and Paul D. Rubin.
      (*) 10.14(4)          Letter Agreement, dated February 23, 1995, between the
                            Registrant and Robert F. Scumaci.
          10.15(5)+         Agreement, dated as of December 5, 1997, by and between the
                            Registrant and Schering-Plough Ltd.
          10.16(5)+         License Agreement, dated January 30, 1998, by and between
                            the Registrant and Janssen Pharmaceutica N.V.
          10.17(6)+         Norcisapride Development and License Agreement, dated as of
                            July 20, 1998, between Janssen Pharmaceutica N.V. and the
                            Registrant.
          10.18(7)+         Exclusive License Agreement by and between Eli Lilly and
                            Company and the Registrant dated December 4, 1998.
          10.19(7)          Indenture, dated as of December 15, 1998, between the
                            Registrant and The Chase Manhattan Bank, as trustee,
                            relating to the 7% Convertible Subordinated Debentures due
                            2005.
          10.20(7)          Registration Rights Agreement, dated as of December 10,
                            1998, by and among the Registrant, Morgan Stanley & Co.
                            Incorporated and Salomon Smith Barney, Inc.
          10.21(8)          Assignment Agreement, dated as of August 25, 1999, by and
                            between the Registrant and Georgetown University.
          10.22(8)          Registration Rights Agreement, dated as of August 25, 1999, by and between the Registrant and Georgetown University.
          10.23(9)          Indenture, dated as of February 14, 2000, between the
                            Registrant and the Chase Manhattan Bank, as trustee,
                            relating to the 5% Convertible Subordinated Debentures due
                            2007.
          10.24(9)          Registration Rights Agreement, dated as of February 8, 2000, by and among the Registrant and Deutsche Bank
                            Securities Inc.
          10.25(9)          Second Amended and Restated Revolving Credit Agreement Among
                            Fleet National Bank, Sepracor Inc. and BioSphere
                            Medical, Inc. dated as of December 22, 1999, as amended on
                            February 14, 2000.

     EXHIBIT NO.                             EXHIBIT INDEX DESCRIPTION
---------------------       ------------------------------------------------------------
          10.26(9)+         License Agreement, dated August 31, 1999, by and between the
                            Registrant and Hoechst Marion Roussel, Inc.
          10.27(9)+         EX-US License Agreement, dated August 31, 1999, by and
                            between the Registrant and Hoechst Marion Roussel, Inc.
          10.28(9)+         License and Assignment Agreement, dated September 30, 1999, by and between the Registrant and Rhone-Poulenc Rorer SA.
          10.29(9)+         License Agreement, dated May 27, 1999, by and between UCB
                            Farchim S.A. and the Registrant.
          10.30(9)+         Co-Promotion Agreement, dated as of November 18, 1999, by
                            and between Ross Products Division of Abbott
                            Laboratories Inc. and the Registrant.
      (*) 10.31(9)          Summary of Plan regarding "Parachute Payments" and
                            Section 280G Gross-Up Payments.
      (*) 10.32             The Registrant's 2000 Stock Incentive Plan.
          13                Selected portions of the 2000 Annual Report to Stockholders
                            (which shall be deemed filed only with respect to those
                            portions specifically incorporated by reference herein).
          21                Subsidiaries of the Company.
          23.1              Consent of PricewaterhouseCoopers LLP.
          23.2              Consent of Arthur Andersen LLP.
          99                Report of Arthur Andersen LLP.

------------------------

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

(3) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

(4) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

(5) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

(6) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

(7) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

(8) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

(9) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.