Form 10-Q
period 2001-03-31
SEPRACOR INC /DE/
filed 2001-05-14
CIK 877357

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

                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2001
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-19410

                            ------------------------

                                 SEPRACOR INC.

             (Exact name of registrant as specified in its charter)

               DELAWARE                                     22-2536587
    (State or Other Jurisdiction of             (IRS Employer Identification No.)
    Incorporation or Organization)

           111 LOCKE DRIVE,                                   01752
      MARLBOROUGH, MASSACHUSETTS                            (zip code)
         (Address of Principal
          Executive Offices)

       Registrant's telephone number, including area code: (508) 481-6700

        Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.10 PAR VALUE

                                (Title of class)

                            ------------------------

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Number of shares outstanding of the registrant's class of Common Stock as of May 7, 2001: 77,829,615 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 SEPRACOR INC.
                                     INDEX

Part I--Financial Information

Item 1.    Consolidated Condensed Financial Statements
           Consolidated Condensed Balance Sheets as of March 31, 2001
           and
           December 31, 2000 (Unaudited)...............................      3
           Consolidated Statements of Operations for the Three Months
           Ended March 31, 2001 and 2000 (Unaudited)...................      4
           Consolidated Statements of Cash Flows for the Three Months
           Ended March 31, 2001 and 2000 (Unaudited)...................      5
           Notes to Consolidated Interim Financial Statements..........      6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................      9

Item 3.    Quantitative and Qualitative Disclosures About Market
           Risk........................................................     19

Part II--Other Information

Item 1.    Legal Proceedings...........................................     20

Item 6.    Exhibits and Reports on Form 8-K............................     20

Signatures.............................................................     21

                                 SEPRACOR INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                  (UNAUDITED)

                                 (IN THOUSANDS)

                                                              MARCH 31,   DECEMBER 31,
                                                                2001          2000
                                                              ---------   ------------
ASSETS
Current assets:
Cash and cash equivalents...................................  $ 423,530     $ 354,058
Short-term investments......................................    119,552       248,818
Accounts receivable, net....................................     14,989        14,756
Inventories.................................................      4,639         5,998
Other assets................................................      7,356         5,212
                                                              ---------     ---------
Total current assets........................................    570,066       628,842

Long-term investments.......................................     24,319        31,603
Property and equipment, net.................................     22,154        22,676
Investment in Versicor......................................     14,586        13,746
Patents, intangible assets and other assets, net............     53,948        54,091
                                                              ---------     ---------
Total assets................................................  $ 685,073     $ 750,958
                                                              =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable............................................  $  16,746     $  30,665
Accrued expenses............................................     59,919        65,560
Notes payable, current portion of long-term debt and capital
  lease obligation..........................................        143           144
Other current liabilities...................................     10,623         7,810
                                                              ---------     ---------
Total current liabilities...................................     87,431       104,179

Convertible subordinated debentures.........................    759,960       852,818
Long-term debt and capital lease obligation.................      1,030         1,098
Other long-term liabilities.................................        879           478
                                                              ---------     ---------
Total liabilities...........................................    849,300       958,573

Minority interest...........................................      5,921         7,059

Stockholders' equity (deficit):
Preferred stock.............................................         --            --
Common stock................................................      7,779         7,383
Additional paid-in capital..................................    552,445       461,195
Unearned compensation, net..................................       (172)         (189)
Accumulated deficit.........................................   (741,417)     (693,387)
Accumulated other comprehensive income (loss)...............     11,217        10,324
                                                              ---------     ---------
Total stockholders' equity (deficit)........................   (170,148)     (214,674)
                                                              ---------     ---------

Total liabilities and stockholders' equity (deficit)........  $ 685,073     $ 750,958
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

                                 SEPRACOR INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                    THREE MONTHS ENDED
                                                              -------------------------------
                                                              MARCH 31, 2001   MARCH 31, 2000
                                                              --------------   --------------
Revenues:
  Product sales.............................................     $ 28,449         $ 13,866
  Royalties and other.......................................        5,491            1,267
                                                                 --------         --------
    Total revenues..........................................       33,940           15,133

Costs and expenses:
  Cost of product sold......................................        5,020            4,770
  Cost of royalties and other...............................          251              200
  Research and development..................................       49,507           32,005
  Selling, general and administrative and patent costs......       25,953           22,602
                                                                 --------         --------
    Total costs and expenses................................       80,731           59,577
                                                                 --------         --------

Loss from operations........................................      (46,791)         (44,444)

Other income (expense):
  Interest income...........................................        9,124            7,593
  Interest expense..........................................      (11,723)          (9,981)
  Other income (expense), net...............................          235           (7,442)
  Equity in investee losses.................................           --             (330)
                                                                 --------         --------
Net loss before minority interest...........................      (49,155)         (54,604)

Minority interest in subsidiary.............................        1,125              567
                                                                 --------         --------
Net loss....................................................     $(48,030)        $(54,037)

Basic and diluted net loss per common share.................     $  (0.63)        $  (0.76)

Shares used in computing basic and diluted net loss per
  common share:
  Basic and diluted.........................................       76,473           71,001

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
                                   STATEMENTS

                                 SEPRACOR INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                 (IN THOUSANDS)

                                                                    THREE MONTHS ENDED
                                                              -------------------------------
                                                              MARCH 31, 2001   MARCH 31, 2000
                                                              --------------   --------------
Cash flows from operating activities:
Net loss....................................................     $(48,030)        $(54,037)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization.............................        3,332            2,546
  Minority interest in subsidiary...........................       (1,125)            (567)
  Provision for bad debt....................................           70               34
  Equity in investee losses.................................           --              330
  Other.....................................................          185              (69)
Changes in operating assets and liabilities:
  Accounts receivable.......................................         (303)          (2,668)
  Inventories...............................................        1,359            1,832
  Other current assets......................................       (2,181)             (29)
  Accounts payable..........................................      (13,919)         (11,381)
  Accrued expenses..........................................       (5,641)           5,065
  Other current liabilities.................................        3,063            1,859
                                                                 --------         --------
Net cash used in operating activities.......................      (63,190)         (57,085)
                                                                 --------         --------

Cash flows from investing activities:
  Purchases of short and long-term investments..............      (99,812)        (404,732)
  Sales and maturities of short and long-term investments...      236,442          204,615
  Additions to property and equipment.......................       (1,164)          (1,428)
  Change in other assets....................................       (3,009)            (912)
                                                                 --------         --------
Net cash provided by (used in) investing activities.........      132,457         (202,457)
                                                                 --------         --------

Cash flows from financing activities:
  Net proceeds from issuance of common stock................          293           15,309
  Net proceeds from BioSphere issuance of common stock......            9            5,785
  Proceeds from sale of 5% convertible subordinated
    debentures..............................................           --          460,000
  Costs associated with sale of 5% convertible subordinated
    debentures..............................................           --          (14,015)
  Repayments of long-term debt and capital leases...........          (69)             (52)
  Borrowings of long-term debt..............................           --              147
                                                                 --------         --------
Net cash provided by financing activities...................          233          467,174
                                                                 --------         --------

Effect of exchange rate changes on cash and cash
  equivalents...............................................          (28)             (25)
                                                                 --------         --------

Net increase in cash and cash equivalents...................       69,472          207,607
Cash and cash equivalents at beginning of period............     $354,058         $ 59,488
                                                                 --------         --------
Cash and cash equivalents at end of period..................     $423,530         $267,095
                                                                 --------         --------
Non cash activities:
  Conversion of convertible subordinated debentures to
    shares of common stock..................................     $ 92,858         $ 96,467

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
                                   STATEMENTS

               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION:

    The accompanying consolidated interim financial statements are unaudited and have been prepared on a basis substantially consistent with the audited financial statements. Certain information and footnote disclosures normally included in Sepracor's annual financial statements have been condensed or omitted. The year-end consolidated condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The consolidated interim financial statements, in the opinion of management, reflect all adjustments (including normal recurring accruals) necessary for a fair presentation of the results for the interim periods ended March 31, 2001 and 2000.

    The consolidated results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year. These consolidated interim financial statements should be read in conjunction with the audited financial statements for the year ended
December 31, 2000, which are contained in Sepracor's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission.

    The consolidated interim financial statements include the accounts of Sepracor Inc. ("Sepracor" or the "Company") and its majority and wholly owned subsidiaries, including BioSphere Medical, Inc. ("BioSphere") and Sepracor Canada Limited.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

A) NEW ACCOUNTING PRONOUNCEMENTS

    In June 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 138, "Accounting for Certain Derivative Instruments"--an amendment of SFAS No. 133 ("Accounting for Certain Derivative Instruments and Hedging Activities"). This statement establishes accounting and reporting standards for derivative instruments embedded in other contracts (collectively referred to as "derivatives"), and for hedging activities. The statement requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value, gains or losses, depends on the intended use of the derivative and its resulting designation. The Company has adopted SFAS 138 in 2001, in accordance with SFAS 137, which deferred the effective date of SFAS 133. The adoption of SFAS 138 did not have a material impact on the Company's financial statements and related disclosures.

B) BASIC AND DILUTED NET (LOSS) PER COMMON SHARE

    Basic earnings (loss) per share ("EPS") excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based upon the weighted-average number of common shares outstanding during the period plus the additional weighted average common equivalent shares during the period. Common equivalent shares are not included in the per share calculations where the effect of their inclusion would be anti-dilutive. Common equivalent shares result from the assumed conversion of preferred stock, convertible subordinated debentures and the assumed exercises of outstanding stock options, the proceeds of which are then assumed to have been used to repurchase outstanding stock options using the treasury stock method.

    For the three months ended March 31, 2001 and 2000, basic and diluted net loss per common share is computed based on the weighted-average number of common shares outstanding during the period because the effect of common stock equivalents would be anti-dilutive. Certain securities were not included in the computation of diluted earnings per share for the three months ended March 31, 2001 and 2000 because they would have an anti-dilutive effect due to net losses for such periods. These securities include the following:

    Options to purchase shares of common stock:

(IN THOUSANDS, EXCEPT PRICE PER SHARE DATA)            MARCH 31, 2001    MARCH 31, 2000
-------------------------------------------           ----------------   ---------------
Number of options...................................             9,947             9,374
Price range per share...............................  $2.50 to $125.44   $1.00 to $92.25

    Shares of common stock for issuance upon conversion of convertible subordinated debentures:

(IN THOUSANDS)                                             MARCH 31, 2001   MARCH 31, 2000
--------------                                             --------------   --------------
6 1/4% convertible subordinated debentures due 2005......      $   --          $ 3,929
7% convertible subordinated debentures due 2005..........       4,804            4,804
5% convertible subordinated debentures due 2007..........       4,979            4,979
                                                               ------          -------
                                                               $9,783          $13,712

3. INVENTORIES, NET:

    Inventories consist of the following:

(IN THOUSANDS)                                           MARCH 31, 2001   DECEMBER 31, 2000
--------------                                           --------------   -----------------
Raw materials..........................................      $1,397            $2,322
Work in progress.......................................       1,934               432
Finished goods.........................................       1,308             3,244
                                                             ------            ------
                                                             $4,639            $5,998

4. CONVERTIBLE SUBORDINATED DEBENTURES:

(IN THOUSANDS)                                           MARCH 31, 2001   DECEMBER 31, 2000
--------------                                           --------------   -----------------
6 1/4% convertible subordinated debentures due 2005
  (1)..................................................     $     --          $ 92,858
7% convertible subordinated debentures due 2005........      299,960           299,960
5% convertible subordinated debentures due 2007........      460,000           460,000
                                                            --------          --------
                                                            $759,960          $852,818

(1) In February 2001, the Company converted $92,858,000 in principal amount of 6 1/4% convertible subordinated debentures due 2005 into 3,920,608 shares of Sepracor Common Stock. As a result of the transaction, deferred finance costs of approximately $1,525,000 were written off against additional paid-in capital.

5. COMPREHENSIVE INCOME (LOSS):

    Total comprehensive income (loss) is comprised of net income (loss), net currency translation adjustments, and unrealized gain (loss) on available-for-sale securities.

                                                                 THREE MONTHS ENDED
                                                           -------------------------------
(IN THOUSANDS)                                             MARCH 31, 2001   MARCH 31, 2000
--------------                                             --------------   --------------
Comprehensive income (loss):
  Net loss...............................................     $(48,030)        $(54,037)
  Cumulative translation adjustment......................          (28)             (25)
  Unrealized gain on available-for-sale securities.......          921               49
                                                              --------         --------
  Total comprehensive income (loss)......................     $(47,137)        $(54,013)

6. INVESTMENT IN VERSICOR AND RELATED PARTY:

INVESTMENT IN VERSICOR:

    Sepracor considers its investment in Versicor as an available-for-sale security and as such has marked-to-market its investment at the March 30, 2001 market price, which resulted in the recording of an unrealized gain of approximately $840,000 as a separate component of stockholders' equity for the three months ended March 31, 2001. Sepracor's ownership in Versicor at March 31, 2001 was approximately 7.8%.

RELATED PARTY:

    In February 2001, HemaSure signed an asset purchase agreement with Whatman plc. Under the terms of the agreement, Whatman agreed to purchase HemaSure's assets, except for cash, cash equivalents and marketable securities, and assume all of the liabilities of HemaSure, subject to certain exceptions as defined in the agreement. Closing of the transaction is subject to certain conditions, including the approval of HemaSure's stockholders. On April 27, 2001, HemaSure filed a proxy statement for the special meeting of stockholders to be held on May 21, 2001, at which time the stockholders are to vote on the proposed sale of HemaSure's assets.

7. LITIGATION:

    Currently Sepracor is not a party to any material legal proceedings.

    On February 7, 2001, BioSphere, along with its subsidiary, BSMD
Ventures, Inc., filed a complaint for declaratory judgment in the United States District Court for the District of Delaware against Artes Medical USA, Inc. The complaint seeks a declaration that United States Patent No. 5,344,452, which we refer to as the '452 patent, which Artes claims to have the right to enforce, is invalid and not infringed by BioSphere and BSMD Ventures. The '452 patent relates to "implant[s] based on a biocompatible solid in powder form, in particular a plastic". In addition, Artes Medical USA filed a complaint against BioSphere in the United States District Court for the Central District of California (Los Angeles). The complaint claims that BioSphere is liable for infringement, inducement of infringement and contributory infringement of the '452 patent. Artes seeks monetary damages as compensation for the alleged infringement and a permanent injunction against the alleged infringing activity. Artes Medical apparently asserts that all of BioSphere's microsphere-related products, including its Embosphere Microspheres, HepaSphere SAP Microspheres and MatrX Microspheres infringe the '452 patent. BioSphere believes Artes' claims are without merit and BioSphere intends to vigorously defend these claims.

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

OVERVIEW

    Sepracor is a specialty pharmaceutical company that develops and commercializes proprietary pharmaceutical products for the primary care and specialty markets. The Company develops and markets these drugs by leveraging its expertise in chiral chemistry and pharmacology with its experience in conducting clinical trials and seeking regulatory approvals for new drugs. Sepracor's Improved Chemical Entities ("ICE-TM-") pharmaceutical development program has yielded an extensive portfolio of drug candidates intended to treat a broad range of indications in respiratory care, urology, gastroenterology, psychiatry and neurology. The Company is also broadening its development efforts in new drug discovery and in the development of new drug candidates.

    The consolidated financial statements include the accounts of Sepracor Inc. ("Sepracor" or the "Company") and its majority and wholly-owned subsidiaries, including BioSphere Medical Inc. ("BioSphere", formerly BioSepra Inc., or "BioSepra") and Sepracor Canada Limited. The consolidated financial statements also include equity ownership in Sepracor's related party HemaSure Inc. ("HemaSure") and an investment in Versicor Inc. ("Versicor") (a subsidiary from 1995 to December 1997).

    In May 1999, Sepracor introduced XOPENEX-Registered Trademark-, a single isomer of the bronchodilator albuterol. XOPENEX is the first pharmaceutical product developed and commercialized by Sepracor.

    In May 2001, the Company announced that the U.S. Food and Drug Administration ("FDA") had accepted the Company's New Drug Application ("NDA") for SOLTARA-TM- brand norastemizole 30 mg capsules for the treatment of allergic rhinitis, which the Company submitted in March 2001.

    In April 2001, the Company was notified by Janssen Pharmaceutica, N.V., that during the week of April 23, 2001, clinical investigators were to be informed that two Phase II trials to evaluate the efficacy and safety of ticalopride ((+)-norcisapride) in subjects with symptoms of gastroesophageal reflux disease
(GERD) or gastroparesis are being suspended pending further analysis of a small number of adverse events reported in GERD and diabetic patients. Although it is unknown if these events are related to the drug, Janssen has decided that it is prudent to suspend the trials to better understand the observations made. Janssen has stated that it has taken steps to preserve the scientific integrity in order to reinitiate the trials and facilitate regulatory acceptance of the results. Extensive preclinical and Phase I data provided evidence that the drug is safe at doses used in this study.

    In January 2001, the Company announced that it would redeem on February 21, 2001 the $92,858,000 in principal amount of 6 1/4% convertible subordinated debentures due 2005 (the "6 1/4 Debentures) that remained outstanding. On February 20, 2001, prior to the redemption, all outstanding 6 1/4% Debentures were converted. As a result of the conversion, 3,920,608 shares of Sepracor Common Stock were issued and deferred finance costs of approximately $1,525,000 were written off against additional paid-in capital.

    In January 2001, Sepracor signed a lease to occupy approximately 192,600 square feet of office and research and development space in a facility to be built in Marlborough, Massachusetts. The lease has a term of 15 years, and will begin on the occupancy date contingent upon the completion of the building, expected to be June 2002. In addition, Sepracor has an option to lease two additional buildings, totaling approximately 232,400 square feet, which may be constructed on the same site in the future. Sepracor is financing the construction of the first building through two interest bearing, secured loans totaling up to approximately $27,000,000, loaned by Sepracor to the developer of the site. Sepracor will have first right to purchase the entire property from the developer beginning in June 2002 and extending through January 2004.

    In February 2001, HemaSure signed an asset purchase agreement with Whatman plc. Under the terms of the agreement, Whatman agreed to purchase all of HemaSure's assets, except for cash, cash equivalents and marketable securities, and assume all of the liabilities of HemaSure, subject to certain exceptions as defined in the agreement. Closing of the transaction is subject to certain conditions, including the approval of HemaSure's stockholders. On April 27, 2001, HemaSure filed a proxy statement for the special meeting of stockholders to be held on May 21, 2001, at which time the stockholders are to vote on the proposed sale of HemaSure's assets.

    For the remainder of 2001, the Company expects that it will incur increasing operating expenses, primarily due to expansion of research and development activities relating to development of the Company's portfolio of pharmaceuticals and drug candidates, and due to increasing sales and marketing and general and administrative efforts required to advance its drug development programs to commercialization.

THREE MONTH PERIODS ENDED MARCH 31, 2001 AND 2000

    Product revenues were $28,449,000 and $13,866,000 for the three months ended March 31, 2001 and 2000, respectively. The increase for the three month period ended March 31, 2001 is due primarily to increased sales of XOPENEX.

    Royalties and other revenues were $5,491,000 and $1,267,000 for the three months ended March 31, 2001 and 2000, respectively. The increase in royalties and other revenues is due primarily to the royalty agreement with Aventis (formerly Hoechst Marion Roussel, Inc.) under which Sepracor currently receives royalties on U.S. and non-U.S. sales of ALLEGRA-Registered Trademark- in countries where Sepracor holds issued patents on terfenadine carboxylate (also known as fexofenadine). Sepracor began earning royalties on sales of ALLEGRA in the U.S. and Canada in the first quarter of 2001. Prior to 2001, Sepracor was earning royalties in Europe, Japan and Australia.

    Cost of product sold, as a percentage of product sales, was approximately 18% and 34% for the three months ended March 31, 2001 and 2000, respectively. The decrease was due to the inclusion in the three months ended March 31, 2000 of costs of approximately $2,766,000, or 20% of product sales, related to a third party manufacturing issue, partially offset by an increase for the three months ended March 31, 2001 in cost of product sold due to increased manufacturing costs.

    Research and development expenses were $49,507,000 and $32,005,000 for the three months ended March 31, 2001 and 2000, respectively. The increase for the three months ended March 31, 2001 is primarily due to Phase III norasetemizole clinical study costs and costs related to the submission of an NDA for SOLTARA brand norastemizole, and Phase III clinical study costs relating to
(S)-zopiclone.

    Selling, general and administrative and patent expenses were $25,953,000 and $22,602,000 for the three months ended March 31, 2001 and 2000, respectively. The increase for the three months ended March 31, 2001 is primarily due to increased selling expenses as a result of the increase in XOPENEX revenues.

    The net of interest income, interest (expense) and other income (expense) was ($2,364,000) and ($9,830,000) for the three months ended March 31, 2001 and 2000, respectively. The decrease in the net expense for the three month period ended March 31, 2001 is primarily due to ($7,497,000) of other expense in the first quarter of 2000, relating to inducements and other costs for the conversion of $96,424,000 of 6 1/4% Debentures.

    Equity in investee losses was $0 and ($330,000) for the three months ended March 31, 2001 and 2000, respectively. The loss in the three month period ended March 31, 2000 related to Sepracor's investment in HemaSure which was written down to zero during the third quarter of fiscal 2000.

    Minority interest in subsidiary resulted in a decrease to consolidated net loss of $1,125,000 and $567,000 for the three months ended March 31, 2001 and 2000, respectively. The fluctuation in minority interest resulted from the minority interest in BioSphere increasing from approximately 42% to 45% combined with the recording by BioSphere of a larger net loss in the three month period ended March 31, 2001 than in the three month period ended March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

    Cash and cash equivalents and short and long-term investments totaled $567,401,000 at March 31, 2001, compared to $634,479,000 at December 31, 2000.

    The net cash used in operating activities for the three months ended
March 31, 2001 was $63,190,000. The net cash used in operating activities includes a net loss of $48,030,000 adjusted by non-cash charges of $3,587,000. These charges were offset by the minority interest in subsidiary's net loss of $1,125,000. Accounts receivable increased by $303,000 due to increased sales of XOPENEX in March, 2001. Inventory decreased by $1,359,000 primarily due to increased demand for XOPENEX product. Other current assets increased by $2,181,000 primarily due to increased royalty receivables from Aventis related to ALLEGRA. Accounts payable decreased by $13,919,000 due to the timing of cash disbursements. Accrued expenses decreased by $5,641,000 due primarily to reduced accrued interest on the convertible subordinated debentures and research and development expenses, partially offset by additional accrued sales and marketing expenses. Other current liabilities increased by $3,063,000 due to additional accruals for product revenue rebates and return reserves as a result of increased XOPENEX revenues.

    The net cash provided by investing activities for the three months ended March 31, 2001 was $132,457,000. Cash resulted from net sales and maturities of short and long-term investments of $136,630,000. The Company made purchases of property and equipment of $1,164,000, and other assets increased by $3,009,000 primarily due to the loan receivable of $2,663,000 from the developer of the property for the construction financing of the new building to be leased by Sepracor upon its completion.

    The net cash provided by financing activities for the three months ended March 31, 2001 was $233,000. The Company received approximately $302,000 in proceeds from the issuance of common stock offset by capital lease payments of $69,000.

    In January 2001, the Company announced that it would redeem on February 21, 2001 the $92,858,000 in principal amount of 6 1/4% Debentures that remained outstanding. On February 20, 2001, prior to the redemption, all outstanding
6 1/4% Debentures were converted. As a result of the conversion, 3,920,608 shares of Sepracor Common Stock were issued and deferred finance costs of approximately $1,525,000 were written off against additional paid-in capital.

    The Company believes its existing cash and the anticipated cash flow from its current strategic alliances and operations will be sufficient to support existing operations through 2001. Sepracor's actual future cash requirements, however, will depend on many factors, including the progress of its preclinical, clinical, and research programs, the number and breadth of these programs, achievement of milestones under these strategic alliance arrangements, sales of its products, acquisitions, its ability to establish and maintain additional strategic alliances and licensing arrangements and the progress of the Company's development efforts and the development efforts of its strategic partners.

FACTORS AFFECTING FUTURE OPERATING RESULTS

    Certain of the information contained in this Quarterly Report on Form 10-Q, including information with respect to the safety, efficacy and potential benefits of the Company's drugs under development and the scope of patent protection with respect to these products and information with respect to the other plans and strategies for the Company's business and the business of the subsidiaries and certain affiliates of the Company, consists of forward-looking statements. The forward-looking statements contained in this Quarterly Report on Form 10-Q represent our expectations as of the date of this Quarterly Report on Form 10-Q. Subsequent events will cause our expectations to change. However, while we may elect to update these forward-looking statements, we specifically disclaim any intention or obligation to do so. Important factors that could cause actual results to differ materially from the forward-looking statements include the following:

    WE HAVE NEVER BEEN PROFITABLE AND WE MAY NOT BE ABLE TO GENERATE REVENUES SUFFICIENT TO ACHIEVE PROFITABILITY. We have not been profitable since inception, and it is possible that we will not achieve profitability. We incurred net losses applicable to common shares on a consolidated basis of approximately $48.0 million for the three months ended March 31, 2001, $204.0 million for the year ended December 31, 2000 and $183.1 million for the year ended December 31, 1999. We expect to continue to incur significant operating and capital expenditures. As a result, we will need to generate significant revenues to achieve and maintain profitability. We cannot assure you that we will achieve significant revenues or that we will ever achieve profitability. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. If revenues grow more slowly than we anticipate or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial conditions will be materially and adversely affected.

    Our ability to generate profitability will depend in large part on successful commercialization of our initial products and successful development and commercialization of principal products under development. Failure to successfully commercialize our products and products under development by us and our development partners may have a material adverse effect on our business. In October 2000, we announced that Lilly had notified us that it was terminating the Lilly Agreement. Accordingly, we will not receive the royalties that we would have received if (R)-fluoxetine had been successfully developed and commercialized by Lilly or milestone payments based upon achievement by Lilly of certain development objectives. As a result, our revenues will be adversely affected. We are entitled to receive royalties on sales, if any, of desloratadine under the DCL Agreement with Schering. In February 2001, Schering announced that it had been advised by the U.S. Food and Drug Administration, which we refer to as FDA, that current good manufacturing practices deficiencies cited by the FDA would need to be resolved prior to FDA approval of desloratadine. We are entitled to receive royalties on sales, if any, of ticalopride under the Ticalopride Agreement with Janssen. In April 2001, Janssen announced that it had suspended clinical trials of ticalopride pending further analysis of a small number of adverse events reported in patients. We do not know if or when desloratadine or ticalopride may be approved, or the timing of commercialization of these compounds. In addition, if other collaborative development arrangements are terminated or commercialization efforts under those agreements are delayed or are unsuccessful, then successful commercialization of our products under development may be delayed or terminated, which could have a material adverse effect on our business.

    In May 2001, an advisory panel to the FDA, recommended that the FDA allow certain popular allergy medications to be sold without a prescription. The FDA may or may not accept the recommendation of the advisory panel. If the FDA approves the sale of these allergy medications without prescription, our business may be adversely affected [because royalty revenues may be reduced and because we may not be able to sell or market SOLTARA brand norastemizole in accordance with our current plan].

    WE WILL BE REQUIRED TO EXPEND SIGNIFICANT RESOURCES FOR RESEARCH, DEVELOPMENT, TESTING AND REGULATORY APPROVAL OF OUR DRUGS UNDER DEVELOPMENT AND THESE DRUGS MAY NOT BE DEVELOPED

SUCCESSFULLY. We develop and commercialize proprietary pharmaceutical products for the primary care and specialty markets. Most of our drug candidates are still undergoing clinical trials or are in the early stages of development. Our drugs may not provide greater benefits or fewer side effects than the original versions of these drugs and our research efforts may not lead to the discovery of new drugs with improved characteristics. All of our drugs under development will require significant additional research, development, preclinical and/or clinical testing, regulatory approval and a commitment of significant additional resources prior to their commercialization. Our potential products may not:

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

    We have filed various patent applications covering the composition of, and the methods of using, single-isomer or active-metabolite forms of various compounds for specific applications. Our revenues under collaboration agreements with pharmaceutical companies depend in part on the existence of issued patents. However, we may not be issued patents in respect of the patent applications already filed or that we file in the future. Moreover, the patent position of companies in the pharmaceutical industry generally involves complex legal and factual questions, and recently has been the subject of much litigation. Legal standards relating to the scope and validity of patent claims are evolving. Any patents we have obtained, or obtain in the future, may be challenged, invalidated or circumvented. Moreover, the United States Patent and Trademark Office, which we refer to as the PTO, may commence interference proceedings involving our patents or patent applications. Any challenge to, or invalidation or circumvention of, our patents or patent applications could have a material adverse effect on our business.

    Our ability to commercialize successfully any drug will largely depend upon our ability to obtain and maintain patents of sufficient scope to prevent third parties from developing similar or competitive products. Third parties, typically drug companies, hold patents or patent applications covering the composition of matter for most of the ICEs for which we have use patents or patent applications. In each of these cases, unless we have or obtain a license agreement, we generally may not commercialize the ICE until these third-party patents expire. Licenses may not be available to us on acceptable terms, if at all. In addition, it would be costly for us to contest the validity of a third-party patent or defend any claim that we infringe a third-party patent. Moreover, litigation involving third-party patents may not be resolved in our favor.

    IF OUR PRODUCTS DO NOT RECEIVE GOVERNMENT APPROVAL, THEN WE WILL NOT BE ABLE TO COMMERCIALIZE THEM. The FDA, and similar foreign agencies must approve the marketing and sale of pharmaceutical products developed by us or our development partners. These agencies impose substantial requirements on the manufacture and marketing of drugs. Any unanticipated preclinical and clinical studies we are required to undertake could result in a significant increase in the funds we will require to advance our products to commercialization. In addition, the failure by us or our collaborative development partners to obtain regulatory approval on a timely basis or, the attempt by us or our collaborative development partners to receive regulatory approval to achieve labeling objectives, could adversely affect the timing of the commercial introduction of, or our ability to market and sell, our products. We are entitled to receive royalties on sales, if any, of desloratadine under the DCL Agreement with Schering. In February 2001, Schering announced that it had been advised by the FDA that current good manufacturing practices deficiencies cited by the FDA would need to be resolved prior to FDA approval of desloratadine. We do not know if or when the product may be approved, or the timing of commercialization of desloratadine.

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

    Even if the FDA or similar foreign agencies grant us regulatory approval of a product, the approval may take longer than we anticipate and may be subject to limitations on the indicated uses for which the product may be marketed or contain requirements for costly post-marketing follow-up studies. Moreover, if we fail to comply with applicable regulatory requirements, we may be subject to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

    THE DEVELOPMENT AND COMMERCIALIZATION OF OUR PRODUCTS COULD BE DELAYED OR TERMINATED IF OUR COLLABORATION PARTNERS TERMINATE, SUSPEND ACTIVITY OR FAIL TO PERFORM THEIR OBLIGATIONS UNDER THEIR AGREEMENTS WITH US OR IF ANY OF OUR COLLABORATION AGREEMENTS IS SUBJECT TO LENGTHY GOVERNMENT REVIEW. We have entered into collaboration arrangements with pharmaceutical companies. Our revenues under these collaboration arrangements will consist primarily of milestone payments and royalties on sales of products. Any such payments and royalties will depend in large part on the development and commercialization efforts of our collaboration partners, which we cannot control. If any of our collaboration partners does not devote sufficient time and resources to or suspend activity under its collaboration arrangement with us, we may not realize the potential commercial benefits of the arrangement, and our results of operations may be adversely affected. In addition, if regulatory approval of any product candidate under development by our collaboration partners is delayed or limited, we may not realize or may be delayed in realizing the potential commercial benefits of the arrangement. In addition, if any of our collaboration partners were to breach or terminate their agreements with us or fail to perform their obligations to us in a timely manner, the development and commercialization of the products could be delayed or terminated. Any failure or inability by us to perform, or any breach by us in our performance of, our obligations under a collaboration agreement could reduce or extinguish the benefits to which we are otherwise entitled under the agreement. Any delay or termination of this type could have a material, adverse effect on our financial condition and results of operations because we may be required to expend additional funds to bring our products to commercialization, we may lose technology rights and milestone or royalty payments from collaboration partners or revenue from product sales, if any, could be delayed or terminated. In October 2000, we announced that Lilly had notified us that it intended to terminate the (R)-fluoxetine agreement. As a result, we will not receive the royalties we would have received if (R)-fluoxetine had been successfully developed and commercialized or milestone payments based upon achievement by Lilly of certain development objectives. We are entitled to receive royalties on sales, if any, of ticalopride under the Ticalopride Agreement with Janssen, in countries where we have issued patents covering Janssen's intended use. In April 2001, Janssen announced that it had suspended clinical trials of ticalopride pending further analysis of a small number of adverse events reported in patients.

    Development and commercialization of some of our product candidates may depend on our ability to enter into additional collaboration agreements with pharmaceutical companies to fund all or part of the costs of development and commercialization of these product candidates. We may not be able to enter into collaboration agreements and the terms of the collaboration agreements, if any, may not be favorable to us. The inability to enter into collaboration agreements could delay or preclude the development, manufacture and/or marketing of some of our drugs and could have a material adverse effect on our financial condition and results of operations because:

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

    WE HAVE LIMITED SALES AND MARKETING EXPERIENCE AND EXPECT TO INCUR SIGNIFICANT EXPENSES IN DEVELOPING A SALES FORCE. WE ALSO RELY ON THIRD PARTIES FOR SALES OF OUR PRODUCTS. IN ADDITION, OUR LIMITED SALES AND MARKETING EXPERIENCE MAY RESTRICT OUR SUCCESS IN COMMERCIALIZING OUR PRODUCTS. We currently have limited marketing and sales experience. If we successfully develop and obtain regulatory approval for the products we are currently developing, we may license some of them to large pharmaceutical companies and market and sell through our direct sales forces or through other arrangements, including co-promotion arrangements. We have established a direct sales force to market XOPENEX. We also expect to use a direct sales force to market SOLTARA brand norastemizole, if approved. As we begin to enter into co-promotion arrangements or market and sell additional products directly, we will need to significantly expand our sales force. Our limited experience in developing, maintaining and expanding a direct sales force may restrict our success in commercializing our products. We expect to incur significant expense in expanding our direct sales force. With respect to products under development, we may incur significant costs in developing a sales force before the product has been approved for marketing.

    Our ability to realize significant revenues from direct marketing and sales activities depends on our ability to attract and retain qualified sales personnel in the pharmaceutical industry and competition for these persons is intense. If we are unable to attract and retain qualified sales personnel, we will not be able to successfully expand our marketing and direct sales force on a timely or cost effective basis. We may also need to enter into additional co-promotion arrangements with third parties where our own direct sales force is neither well situated nor large enough to achieve maximum penetration in the market. We may not be successful in entering into any co-promotion arrangements, and the terms of any co-promotion arrangements may not be favorable to us. We depend in large part on a third-party contract sales organization for sales of XOPENEX and we may contract with third-party contract sales organizations in the future for other products if successfully developed, including SOLTARA brand norastemizole. We cannot control the level of effort and quality of service provided by co-promoters or any third party sales force. If the level of effort and/or quality of service provided by these third parties is not adequate, our revenues would be adversely affected.

    IF WE DO NOT MAINTAIN CURRENT GOOD MANUFACTURING PRACTICES, THEN THE FDA COULD REFUSE TO APPROVE MARKETING APPLICATIONS. WE DO NOT HAVE THE CAPABILITY TO MANUFACTURE IN SUFFICIENT QUANTITIES ALL OF THE PRODUCTS WHICH MAY BE APPROVED FOR SALE AND DEVELOPING, AND OBTAINING THIS CAPABILITY WILL BE TIME CONSUMING AND EXPENSIVE. The FDA and other regulatory authorities require that our products be manufactured according to their good manufacturing practices standards. The failure by us, our collaborative development partners and third-party manufacturers to maintain current good manufacturing practices compliance and/or our failure to scale up our manufacturing processes could lead to refusal by the FDA to approve marketing applications. Failure in either respect could also be the basis for action by the FDA to withdraw approvals previously granted and for other regulatory action.

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

    OUR RELIANCE ON THIRD-PARTY MANUFACTURERS COULD ADVERSELY AFFECT OUR ABILITY TO MEET OUR CUSTOMERS' DEMANDS. Automatic Liquid Packaging, a division of Cardinal Health, Inc., is currently the sole finished goods manufacturer of our product XOPENEX. If Automatic Liquid Packaging experiences delays or difficulties in producing, packaging or delivering XOPENEX, we could be unable to meet our customers' demands for XOPENEX, which could lead to customer dissatisfaction and damage to our reputation. Furthermore, if we are required to change manufacturers, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. The delays associated with the verification of a new manufacturer could negatively affect our ability to produce XOPENEX in a timely manner or within budget.

    We currently have a supply contract with ChiRex Inc. that commits us to purchase through December 31, 2001 all of our annual requirements of those drugs that we will market directly through our sales force, provided ChiRex meets certain pricing, supply and quality control conditions. If ChiRex experiences delays or difficulties in producing, packaging or delivering the drugs, market introduction and subsequent sales of the drugs that we market through our sales force could be adversely affected. Under this supply agreement, however, we retain the right to manufacture commercial quantities of our drugs in our Nova Scotia manufacturing plant.

    IF WE OR OUR COLLABORATION PARTNERS FAIL TO OBTAIN AN ADEQUATE LEVEL OF REIMBURSEMENT FOR OUR FUTURE PRODUCTS OR SERVICES BY THIRD PARTY PAYORS, THERE MAY BE NO COMMERCIALLY VIABLE MARKETS FOR OUR PRODUCTS OR SERVICES. The availability and amounts of reimbursement by governmental and other third party payors affects the market for any pharmaceutical product or service. These third party payors continually attempt to contain or reduce the costs of healthcare by challenging the prices charged for medical products and services. In certain foreign countries, including the countries of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. We may not be able to sell our products profitably if reimbursement is unavailable or limited in scope or amount.

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

    WE HAVE SIGNIFICANT LONG-TERM DEBT AND WE MAY NOT BE ABLE TO MAKE INTEREST OR PRINCIPAL PAYMENTS WHEN DUE. As of March 31, 2001, our total long-term debt was approximately $761.0 million and our stockholders' equity (deficit) was ($170.1) million. Neither the 7% convertible subordinated debentures due 2005 nor the 5% convertible subordinated debentures due 2007 restricts our ability or our subsidiaries ability to incur additional indebtedness, including debt that ranks senior to the 7% debentures or the 5% debentures. Additional indebtedness that we incur may rank senior to or on parity with these debentures in certain circumstances. Our ability to satisfy our obligations will depend upon our future performance, which is subject to many factors, including factors beyond our control. The conversion price for the 7% debentures is $62.4375 and the conversion price for the 5% debentures is $92.38. If the market price for our common stock does not exceed the conversion price the holders of the debentures
may not convert their debentures into common stock.   It is possible that we
will be unable to meet our debt service requirements on any of our outstanding debentures. Moreover, we may be unable to repay any of our outstanding debentures at maturity or otherwise in accordance with the debt instruments.

    IF SUFFICIENT FUNDS TO FINANCE OUR BUSINESS ARE NOT AVAILABLE TO US WHEN NEEDED OR ON ACCEPTABLE TERMS, THEN WE MAY BE REQUIRED TO DELAY, SCALE BACK, ELIMINATE OR ALTER OUR STRATEGY FOR OUR PROGRAMS. We may require additional funds for our research and product development programs, operating expenses, the pursuit of regulatory approvals, license or acquisition opportunities and the expansion of our production, sales and marketing capabilities. Historically, we have satisfied our funding needs through collaboration arrangements with corporate partners and equity and debt financings. These funding sources may not be available to us when needed in the future, and, if available, they may not be on terms acceptable to us. Insufficient funds could require us to delay, scale back or eliminate certain of our research and product development programs or to license third parties to commercialize products or technologies that we would otherwise develop or commercialize ourselves. Our cash requirements may vary materially from those now planned because of factors including:

    - increased research and development expenses;

    - patent developments;

    - licensing or acquisition opportunities;

    - relationships with collaboration partners;

    - the FDA regulatory process;

    - our capital requirements; and

    - selling, marketing and manufacturing expenses in connection with commercialization of products.

    WE EXPECT TO FACE INTENSE COMPETITION AND OUR COMPETITORS HAVE GREATER RESOURCES AND CAPABILITIES THAN WE HAVE. DEVELOPMENTS BY OTHERS MAY RENDER OUR PRODUCTS OR TECHNOLOGIES OBSOLETE OR NONCOMPETITIVE. We expect to encounter intense competition in the sale of our current and future products. If we are unable to compete effectively, our financial condition and results of operations could be materially adversely affected because we may use our financial resources to seek to differentiate ourselves from our competition and because we may not achieve our product revenue objectives. Many of our competitors and potential competitors, which include pharmaceutical companies, biotechnology firms, universities and other research institutions, have substantially greater resources, manufacturing and marketing capabilities, research and development staff and production facilities than we have. The fields in which we compete are subject to rapid and substantial technological change. Our competitors may be able to respond more quickly to new or emerging technologies or to devote greater resources to the development, manufacture and marketing of new products and/or technologies than we can. As a result, any products and/or technologies that we develop may become obsolete or noncompetitive before we can recover expenses incurred in connection with their development.

    FLUCTUATIONS IN THE DEMAND FOR PRODUCTS, THE TIMING OF COLLABORATION ARRANGEMENTS AND REGULATORY APPROVAL, ANY TERMINATION OF DEVELOPMENT EFFORTS, EXPENSES AND THE RESULTS OF OPERATIONS OF OUR SUBSIDIARIES WILL CAUSE FLUCTUATIONS IN OUR QUARTERLY OPERATING RESULTS, WHICH COULD CAUSE VOLATILITY IN OUR STOCK PRICE. Our quarterly operating results are likely to fluctuate significantly, which could cause our stock price to be volatile. These fluctuations will depend on factors which include:

    - the timing of receipt of upfront, milestone or royalty payments under collaboration agreements;

    - the success and timing of regulatory approvals for products developed by us or our collaboration partners or for collaborative agreements;

    - the timing of collaboration agreements for development of our pharmaceutical candidates and development costs for those pharmaceuticals;

    - the termination of development efforts of any product under development or any collaboration agreement;

    - the timing of product sales and market penetration;

    - the timing of operating expenses, including selling and marketing expenses and the costs of expanding and maintaining a direct sales force;

    - the timing of expenses we may incur with respect to any license or acquisitions of products or technologies; and

    - the losses of BioSphere, a 55% owned consolidated subsidiary of Sepracor.

    OUR STOCK PRICE COULD BE HIGHLY VOLATILE, WHICH COULD CAUSE YOU TO LOSE PART OR ALL OF YOUR INVESTMENT. The market price of our common stock, like that of the common stock of many other pharmaceutical and biotechnology companies, may be highly volatile. In addition, the stock market has experienced extreme price and volume fluctuations. This volatility has significantly affected the market prices of securities of many pharmaceutical and biotechnology companies for reasons frequently unrelated to or disproportionate to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock. Prices for our common stock will be determined in the market place and may be influenced by many factors, including variations in our financial results and investors' perceptions of us, changes in recommendations by securities analysts as well as their perceptions of general economic, industry and market conditions.

                                    ITEM 3.
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

    The Company is exposed to market risk from changes in interest rates and equity prices, which could affect its future results of operations and financial condition. These risks are described in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. As of May 14, 2001, there have been no material changes to the market risks described in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Additionally, the Company does not anticipate any near-term changes in the nature of its market risk exposures or in management's objectives and strategies with respect to managing such exposures.

                                    PART II
                               OTHER INFORMATION

ITEMS 1. LEGAL PROCEEDINGS

    Currently Sepracor is not a party to any material legal proceedings.

    On February 7, 2001, BioSphere, along with its subsidiary, BSMD
Ventures, Inc., filed a complaint for declaratory judgment in the United States District Court for the District of Delaware against Artes Medical USA, Inc. The complaint seeks a declaration that United States Patent No. 5,344,452, which we refer to as the '452 patent, which Artes claims to have the right to enforce, is invalid and not infringed by BioSphere and BSMD Ventures. The '452 patent relates to "implant[s] based on a biocompatible solid in powder form, in particular a plastic". In addition, Artes Medical USA filed a complaint against BioSphere in the United States District Court for the Central District of California (Los Angeles). The complaint claims that BioSphere is liable for infringement, inducement of infringement, and contributory infringement of the '452 patent. Artes seeks monetary damages as compensation for the alleged infringement and a permanent injunction against the alleged infringing activity. Artes Medical apparently asserts that all of BioSphere's microsphere-related products, including its Embosphere Microspheres, HepaSphere SAP Microspheres and MatrX Microspheres infringe the '452 patent. BioSphere believes Artes' claims are without merit and BioSphere intends to vigorously defend these claims.

ITEMS 2 - 5. NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       a)  Exhibits

           10.1 Lease, dated as of January 30, 2001, by and between Waterford Park, LLC and the Registrant.
           10.2 Loan Agreement (First Lien), dated as of January 30, 2001, by and between Waterford Park, LLC and the Registrant.
           10.3       Leasehold Mortgage and Security Agreement, dated as of
                      January 30, 2001, from Waterford Park, LLC to the
                      Registrant.
           10.4 Note dated January 30, 2001 by Waterford Park, LLC in favor of the Registrant in the principal amount of $20,860,000.
           10.5       Loan Agreement (Second Lien), dated as of January 30, 2001, between Waterford Park, LLC and the Registrant.
           10.6       Leasehold Mortgage and Security Agreement (Second Mortgage),
                      dated as of January 30, 2001, from Waterford Park, LLC to the Registrant.
           10.7 Note dated January 30, 2001 by Waterford Park, LLC in favor of the Registrant in the principal amount of $6,458,597.

       b)  Reports on Form 8-K

           1.         Current Report on Form 8-K filed with the Securities and
                      Exchange Commission on February 27, 2001 announcing the conversion of all outstanding 6 1/4% convertible subordinated debentures.
           2.         Current Report on Form 8-K filed with the Securities and
                      Exchange Commission on March 15, 2001 filing a press release announcing the Registrant's submission of a new drug application for SOLTARA-TM-.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       SEPRACOR INC.
Date: May 14, 2001

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

Date: May 14, 2001

                                                       By:            /s/ ROBERT F. SCUMACI
                                                            -----------------------------------------
                                                                        Robert F. Scumaci
                                                              EXECUTIVE VICE PRESIDENT, FINANCE AND
                                                                  ADMINISTRATION, AND TREASURER
                                                                  (PRINCIPAL ACCOUNTING OFFICER)