Form 10-Q
period 2001-06-30
SEPRACOR INC /DE/
filed 2001-08-13
CIK 877357

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: June 30, 2001
or
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 0-19410

SEPRACOR INC.
(Exact name of registrant as specified in its charter)

Delaware	22-2536587
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)
111 Locke Drive, Marlborough, Massachusetts (Address of Principal Executive Offices)	01752 (zip code)

Registrant's telephone number, including area code: (508) 481-6700
Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to Section 12(g) of the Act:
 Common Stock, $.10 par value
(Title of class)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

    Number of shares outstanding of the registrant's class of Common Stock as of August 7, 2001: 77,896,367 shares.

SEPRACOR INC.
INDEX

SEPRACOR INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)
(In Thousands)

	June 30, 2001	December 31, 2000
Assets
Current assets:
Cash and cash equivalents	$333,135	$354,058
Short-term investments	161,262	248,818
Accounts receivable, net	16,466	14,756
Inventories	6,463	5,998
Other current assets	12,148	5,212

Total current assets	529,474	628,842
Long-term investments	31,452	31,603
Property and equipment, net	23,001	22,676
Investment in Versicor	22,687	13,746
Patents, intangible assets and other assets, net	55,469	54,091

Total assets	$662,083	$750,958

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$6,304	$30,665
Accrued expenses	71,030	65,560
Notes payable, current portion of long-term debt and capital lease obligation	658	144
Other current liabilities	14,453	7,810

Total current liabilities	92,445	104,179
Convertible subordinated debentures	759,960	852,818
Long-term debt and capital lease obligation	1,825	1,098
Other long-term liabilities	871	478

Total liabilities	855,101	958,573
Minority interest	4,885	7,059
Stockholders' equity (deficit):
Preferred stock	—	—
Common stock	7,785	7,383
Additional paid-in capital	553,901	461,195
Unearned compensation, net	(155)	(189)
Accumulated deficit	(778,689)	(693,387)
Accumulated other comprehensive income (loss)	19,255	10,324

Total stockholders' equity (deficit)	(197,903)	(214,674)

Total liabilities and stockholders' equity (deficit)	$662,083	$750,958

The accompanying notes are an integral part of the consolidated financial statements

SEPRACOR INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended		Six Months Ended
	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000
Revenues:
Product sales	$33,016	$9,635	$61,465	$23,501
Collaborative research and development	—	3,573	—	3,573
License fees	—	20,000	—	20,000
Royalties and other	11,194	1,044	16,685	2,311

Total revenues	44,210	34,252	78,150	49,385
Costs and expenses:
Cost of product sold	3,690	754	8,710	5,524
Cost of license fees	—	2,000	—	2,000
Cost of royalties and other	242	377	493	577
Research and development	47,739	38,507	97,246	70,512
Selling, general and administrative and patent costs	27,205	22,979	53,158	45,581

Total costs and expenses	78,876	64,617	159,607	124,194

Loss from operations	(34,666)	(30,365)	(81,457)	(74,809)
Other income (expense):
Interest income	6,660	11,596	15,784	19,189
Interest expense	(11,032)	(12,838)	(22,755)	(22,819)
Other income (expense), net	739	36	974	(7,406)
Equity in investee losses	—	(659)	—	(989)

Net loss before minority interest	(38,299)	(32,230)	(87,454)	(86,834)
Minority interest in subsidiary	1,027	922	2,152	1,489

Net loss	$(37,272)	$(31,308)	$(85,302)	$(85,345)
Basic and diluted net loss per common share	$(0.48)	$(0.43)	$(1.11)	$(1.19)
Shares used in computing basic and diluted net loss per common share:
Basic and diluted	77,832	72,970	77,152	71,986

The accompanying notes are an integral part of the consolidated financial statements

SEPRACOR INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Six Months Ended
	June 30, 2001	June 30, 2000
Cash flows from operating activities:
Net loss	$(85,302)	$(85,345)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,328	5,287
Minority interest in subsidiary	(2,152)	(1,489)
Provision for bad debt	130	70
Equity in investee losses	—	989
Other	(491)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,840)	280
Inventories	(465)	(2,137)
Other current assets	(6,260)	392
Accounts payable	(24,363)	(11,985)
Accrued expenses	5,470	17,454
Other current liabilities	6,643	1,780

Net cash used in operating activities	(102,302)	(74,704)

Cash flows from investing activities:
Purchases of short and long-term investments	(241,966)	(508,510)
Sales and maturities of short and long-term investments	329,706	327,233
Additions to property and equipment	(3,541)	(3,419)
Change in other assets	(5,772)	(1,657)

Net cash provided by (used in) investing activities	78,427	(186,353)

Cash flows from financing activities:
Net proceeds from issuance of common stock	1,745	21,549
Net proceeds from BioSphere issuance of common stock	9	6,135
Proceeds from sale of 5% convertible subordinated debentures	—	460,000
Costs associated with sale of 5% convertible subordinated debentures	—	(14,033)
Repayments of long-term debt, capital leases and line of credit agreements	(234)	(27)
Borrowings of long-term debt, capital leases and line of credit agreements	1,475	63

Net cash provided by financing activities	2,995	473,687

Effect of exchange rate changes on cash and cash equivalents	(43)	60

Net increase (decrease) in cash and cash equivalents	(20,923)	212,690
Cash and cash equivalents at beginning of period	$354,058	$59,488

Cash and cash equivalents at end of period	$333,135	$272,178

Non cash activities:
Conversion of convertible subordinated debentures to shares of common stock	$92,858	$96,577

The accompanying notes are an integral part of the consolidated financial statements

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1. Basis of Presentation:

    The accompanying consolidated interim financial statements are unaudited and have been prepared on a basis substantially consistent with the audited financial statements. Certain information and footnote disclosures normally included in Sepracor's annual financial statements have been condensed or omitted. The year-end consolidated condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The consolidated interim financial statements, in the opinion of management, reflect all adjustments (including normal recurring accruals) necessary for a fair presentation of the results for the interim periods ended June 30, 2001 and 2000.

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

2. Summary of Significant Accounting Policies:

a) New Accounting Pronouncements

    In June 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 138, "Accounting for Certain Derivative Instruments"—an amendment of SFAS No. 133 ("Accounting for Certain Derivative Instruments and Hedging Activities"). This statement establishes accounting and reporting standards for derivative instruments embedded in other contracts (collectively referred to as "derivatives"), and for hedging activities. The statement requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value, gains or losses, depends on the intended use of the derivative and its resulting designation. The Company has adopted SFAS 138 in 2001, in accordance with SFAS 137, which deferred the effective date of SFAS 133. The adoption of SFAS 138 did not have a material impact on the Company's financial statements and related disclosures.

    In June 2001, the FASB issued SFAS No. 141 "business combinations" which addresses financial accounting and reporting for business combinations. All business combinations initiated after June 30, 2001, in the scope of SFAS No. 141, are to be accounted for using one method, the purchase method. SFAS No. 141 also requires that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. The Company notes that SFAS No. 141 does not currently have any effect on the reported financial results.

    In June 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets" which addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. The statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provisions of the statement are required to be applied starting with fiscal years beginning after December 15, 2001. Sepracor will review its goodwill and other intangible assets and adopt the provisions of the statement beginning on January 1, 2002. The adoption of this standard is not expected to have a material impact on the Company's financial statements and related disclosures.

b)  Accounting Policies—Royalty Revenue

    The Company receives royalty revenues under license agreements with various third parties that sell products based on technology developed by the Company or to which the Company has rights. The license agreements provide for the payment of royalties to the Company based on sales of the licensed product. The Company records these revenues based on estimates of the sales that occurred during the relevant period. The relevant period estimates of sales are based on third party data and analysis of historical royalties paid to the Company (adjusted for any changes in facts and circumstances, as appropriate). The Company maintains regular communication with its licensees in order to gauge the reasonableness of its estimates. Differences between actual royalty revenues and estimated royalty revenues are reconciled and adjusted for in the following quarter. Historically, adjustments have not been material based on actual amounts paid by licensees.

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

    For the three and six months ended June 30, 2001 and 2000, basic and diluted net loss per common share is computed based on the weighted-average number of common shares outstanding during the period because the effect of common stock equivalents would be anti-dilutive. Certain securities were not included in the computation of diluted earnings per share for the three and six months ended June 30, 2001 and 2000 because they would have an anti-dilutive effect due to net losses for such periods. These securities include the following:

    Options to purchase shares of common stock:

(in thousands, except price per share data)	June 30, 2001	June 30, 2000
Number of options	10,744	9,978
Price range per share	$2.50 to $125.44	$1.25 to $92.25

    Shares of common stock for issuance upon conversion of convertible subordinated debentures:

(in thousands)	June 30, 2001	June 30, 2000
6 1/4% convertible subordinated debentures due 2005	—	3,925
7% convertible subordinated debentures due 2005	4,804	4,804
5% convertible subordinated debentures due 2007	4,979	4,979

	9,783	13,708

3. Inventories, Net:

    Inventories consist of the following:

(in thousands)	June 30, 2001	December 31, 2000
Raw materials	$1,902	$2,322
Work in progress	1,871	432
Finished goods	2,690	3,244

	$6,463	$5,998

4. Convertible Subordinated Debentures:

(in thousands)	June 30, 2001	December 31, 2000
6 1/4% convertible subordinated debentures due 2005(1)	$—	$92,858
7% convertible subordinated debentures due 2005	299,960	299,960
5% convertible subordinated debentures due 2007	460,000	460,000

	$759,960	$852,818
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

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000
Comprehensive income (loss):
Net loss	$(37,272)	$(31,308)	$(85,302)	$(85,345)
Cumulative translation adjustment	(15)	85	(43)	60
Unrealized gain on available-for-sale securities	8,053	5	8,974	54

Total comprehensive income (loss)	$(29,234)	$(31,218)	$(76,371)	$(85,231)

6. Investment in Versicor and Related Party:

Investment in Versicor:

    Sepracor considers its investment in Versicor as an available-for-sale security and as such has marked-to-market its investment at the June 29, 2001 market price, which resulted in the recording of an unrealized gain of approximately $8,941,000 as a separate component of stockholders' equity for the six months ended June 30, 2001. Sepracor's ownership in Versicor at June 30, 2001 was approximately 7.8%.

Related Party:

    In February 2001, HemaSure signed an asset purchase agreement with Whatman plc. Under the terms of the agreement, Whatman agreed to purchase HemaSure's assets, except for cash, cash equivalents and marketable securities of HemaSure, subject to certain exceptions as defined in the agreement. On May 29, 2001, HemaSure completed the sale to Whatman Bioscience Inc., a Massachusetts corporation and a subsidiary of Whatman plc. The transaction was approved by HemaSure's stockholders at a special meeting of stockholders on May 21, 2001. The Company's investment in HemaSure is recorded at zero.

7. Litigation:

    Currently Sepracor is not a party to any material legal proceedings.

    On February 7, 2001, Artes Medical USA, Inc. filed a complaint in the United States District Court for the Central District of California (Los Angeles), alleging that BioSphere was liable for infringement, inducement of infringement, and contributory infringement of U.S. Patent No. 5,344,452, which BioSphere refers to as the '452 patent. The '452 patent relates to "...implant[s] based on a biocompatible solid in powder form, in particular a plastic." Artes sought monetary damages as compensation for the alleged infringement and a permanent injunction against the alleged infringing activity. Artes alleged that all of BioSphere's microsphere-related products, including its Embosphere Microspheres, HepaSphere SAP Microspheres and MatrX Microspheres infringe the '452 patent. In addition, BioSphere filed a complaint for declaratory judgment in the United States District Court for the District of Delaware against Artes. The complaint sought a declaration that the '452 patent is invalid and not infringed by BioSphere and BSMD Ventures.

    On May 16, 2001, representatives of Artes, BSMD Ventures, and BioSphere Medical executed an agreement to settle the Delaware and California actions. On May 24, 2001, the parties submitted joint stipulations and orders of dismissal in both the Delaware and California courts. The California action was dismissed by the court on May 25, 2001. The Delaware action was dismissed by the court on May 29, 2001.

    The impact of this settlement did not and will not have a material impact on Sepracor's operating results.

8. Subsequent Events:

    On July 10, 2001, Sepracor announced that it had sold 2,000,000 shares of BioSphere common stock as part of a public offering in which BioSphere also sold 2,000,000 shares of its common stock at a price to the public of $11.00 per share. On August 2, 2001, the underwriters exercised their option to purchase an additional 600,000 shares of BioSphere common stock from Sepracor at a price to the public of $11.00 per share. Sepracor received net proceeds, after offering costs, from the sales of approximately $26,634,000. As a result of these sales, Sepracor's ownership in BioSphere has been reduced from approximately 55% to 26%.

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

OVERVIEW

    Sepracor is a specialty pharmaceutical company that develops and commercializes proprietary pharmaceutical products for the primary care and specialty markets. The Company develops and markets these drugs by leveraging its expertise in chiral chemistry and pharmacology with its experience in conducting clinical trials and seeking regulatory approvals for new drugs. Sepracor's pharmaceutical development program has yielded an extensive portfolio of drug candidates intended to treat a broad range of indications in respiratory care, urology, gastroenterology, psychiatry and neurology. The Company is also broadening its development efforts in new drug discovery and in the development of new drug candidates.

    The consolidated financial statements include the accounts of Sepracor Inc. ("Sepracor" or the "Company") and its majority and wholly-owned subsidiaries, including BioSphere Medical Inc. ("BioSphere", formerly "BioSepra Inc.", or "BioSepra") and Sepracor Canada Limited. The consolidated financial statements also include equity ownership in Sepracor's related party HemaSure Inc. ("HemaSure") and an investment in Versicor Inc. ("Versicor") which is currently accounted for as a marketable equity security.

    In May 1999, Sepracor introduced XOPENEX®, a single isomer of the bronchodilator albuterol. XOPENEX is the first pharmaceutical product developed and commercialized by Sepracor.

    In July 2001, Sepracor announced that it had sold 2,000,000 shares of BioSphere common stock as part of a public offering in which BioSphere also sold 2,000,000 shares of its common stock at a price to the public of $11.00 per share. On August 2, 2001, the underwriters exercised their option to purchase an additional 600,000 shares of BioSphere common stock from Sepracor at a price to the public of $11.00 per share. Sepracor received net proceeds, after offering costs, from the sales of approximately $26,634,000. As a result of these sales, Sepracor's ownership in BioSphere has been reduced from approximately 55% to 26%.

    In May 2001, the Company announced that the U.S. Food and Drug Administration ("FDA") had accepted for review the Company's New Drug Application ("NDA") for SOLTARA™ brand norastemizole capsules for the treatment of allergic rhinitis, which the Company submitted in March 2001.

    In April 2001, the Company was notified by Janssen Pharmaceutica, N.V., that during the week of April 23, 2001, clinical investigators were to be informed that two Phase II trials to evaluate the efficacy and safety of ticalopride ((+)-norcisapride) in subjects with symptoms of gastroesophageal reflux disease (GERD), or gastroparesis, were being suspended pending further analysis of a small number of adverse events reported in GERD and diabetic patients. Although it is unknown if these events are related to the drug, Janssen informed the Company that it had determined that it would be prudent to suspend the trials to better understand the observations made. Janssen has stated that it has taken steps to preserve the scientific integrity in order to reinitiate the trials and facilitate regulatory acceptance of the results.

    In February 2001, HemaSure signed an asset purchase agreement with Whatman plc. Under the terms of the agreement, Whatman agreed to purchase HemaSure's assets, except for cash, cash equivalents and marketable securities of HemaSure, subject to certain exceptions as defined in the agreement. On May 29, 2001, HemaSure completed the sale to Whatman Bioscience Inc., a Massachusetts corporation and a subsidiary of Whatman plc. The transaction was approved by HemaSure's stockholders at a special meeting of stockholders on May 21, 2001.

    In January 2001, the Company announced that on February 21, 2001 it would redeem the $92,858,000 in principal amount of 6 1/4% convertible subordinated debentures due 2005 (the "6 1/4 Debentures") that remained outstanding. On February 20, 2001, prior to the redemption, all outstanding 6 1/4% Debentures were converted. As a result of the conversion, 3,920,608 shares of Sepracor Common Stock were issued and deferred financing costs of approximately $1,525,000 were written off against additional paid-in capital.

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

    For the remainder of 2001, the Company expects that it will incur increasing operating expenses, primarily due to expansion of research and development activities relating to development of the Company's portfolio of pharmaceuticals and drug candidates, and due to increasing sales and marketing and general and administrative efforts required in preparation of the anticipated commercialization of SOLTARA brand norastemizole and to further advance its drug development programs to commercialization.

Three Month Periods ended June 30, 2001 and 2000

    Product revenues were $33,016,000 and $9,635,000 for the three months ended June 30, 2001 and 2000, respectively. The increase for the three month period ended June 30, 2001 is due primarily to increased sales of XOPENEX.

    Collaborative research and development revenues were $0 and $3,573,000 for the three months ended June 30, 2001 and 2000, respectively. The $3,573,000 in 2000 is attributed to proceeds from the collaboration and license agreement dated December 1998 (the "Lilly (R)-Fluoxetine Agreement") with Eli Lilly and Company.

    License fee revenues were $0 and $20,000,000 for the three months ended June 30, 2001 and 2000, respectively. The $20,000,000 in 2000 is attributed to initial milestone payments received under the Lilly (R)-Fluoxetine Agreement.

    Royalties and other revenues were $11,194,000 and $1,044,000 for the three months ended June 30, 2001 and 2000, respectively. The increase for the three months ended June 30, 2001 is due primarily to the royalty agreement with Aventis, under which Sepracor currently receives royalties on U.S. and non-U.S. sales of ALLEGRA® in countries where Sepracor holds issued patents on terfenadine carboxylate (also known as fexofenadine). Sepracor began earning royalties on sales of ALLEGRA in the U.S. and Canada in the first quarter of 2001. Prior to 2001, Sepracor was earning royalties only in Europe, Japan and Australia.

    Cost of product sold, as a percentage of product sales, was approximately 11% and 8% for the three months ended June 30, 2001 and 2000, respectively. The increase for the three months ended June 30, 2001 is the result of fewer favorable manufacturing cost variances than in the three months ended June 30, 2000. In the three months ended June 30, 2001, there was an approximate $1,000,000 credit resulting from the partial resolution of a third party manufacturing issue.

    Cost of license fee revenues was $0 and $2,000,000 for the three months ended June 30, 2001 and 2000, respectively. The $2,000,000 in the three month period ended June 30, 2000 represents sublicense fees owed under a license agreement with McLean Hospital pertaining to patents related to the Lilly (R)-Fluoxetine Agreement.

    Research and development expenses were $47,739,000 and $38,507,000 for the three months ended June 30, 2001 and 2000, respectively. The increase for the three months ended June 30, 2001 is primarily due to Phase III norastemizole clinical study costs and is also due to costs related to the submission of an NDA for SOLTARA brand norastemizole and Phase III clinical study costs relating to esopiclone (formerly (S)-zopiclone).

    Selling, general and administrative and patent expenses were $27,205,000 and $22,979,000 for the three months ended June 30, 2001 and 2000, respectively. Of the total, selling and marketing expenses were $22,201,000 and $17,740,000 for the three months ended June 31, 2001 and 2000, respectively. The increase for the three months ended June 30, 2001 is primarily due to increased selling and marketing expenses as a result of the increase in XOPENEX sales, and costs relating to the commercialization of SOLTARA.

    The net of interest income, interest (expense) and other income (expense) was ($3,633,000) and ($1,206,000) for the three months ended June 30, 2001 and 2000, respectively. The increase in expense for the three months ended June 30, 2001 is primarily due to lower interest income in 2001, as the cash available for investment was lower than in 2000 and invested at lower interest rates.

    Equity in investee losses was $0 and $659,000 for the three months ended June 30, 2001 and 2000, respectively. The loss in the three month period ended June 30, 2000 related to Sepracor's investment in HemaSure which was written down to zero during the third quarter of fiscal 2000.

    Minority interest in subsidiary resulted in a decrease to consolidated net loss of $1,027,000 and $922,000 for the three months ended June 30, 2001 and 2000, respectively. The fluctuation in minority interest resulted from the minority interest in BioSphere increasing from approximately 42% in 2000 to 45% in 2001 combined with the recording by BioSphere of a larger net loss in the three month period ended June 30, 2001 than in the three month period ended June 30, 2000.

Six Month Periods ended June 30, 2001 and 2000

    Product revenues were $61,465,000 and $23,501,000 for the six months ended June 30, 2001 and 2000, respectively. The increase for the six months ended June 30, 2001 is due primarily to increased sales of XOPENEX.

    Collaborative research and development revenues were $0 and $3,573,000 for the six months ended June 30, 2001 and 2000, respectively. The $3,573,000 in 2000 is attributed to proceeds from the Lilly (R)-Fluoxetine Agreement received in 2000.

    License fee revenues were $0 and $20,000,000 for the six months ended June 30, 2001 and 2000 respectively. The $20,000,000 in 2000 is attributed to initial milestone payments received under the Lilly (R)-Fluoxetine Agreement.

    Royalties and other revenues were $16,685,000 and $2,311,000 for the six months ended June 30, 2001 and 2000, respectively. The increase for the six months ended June 30, 2001 is due primarily to the royalty agreement with Aventis, under which Sepracor currently receives royalties on U.S. and

non-U.S. sales of ALLEGRA® in countries where Sepracor holds issued patents on terfenadine carboxylate (also known as fexofenadine). Sepracor began earning royalties on sales of ALLEGRA in the U.S. and Canada in the first quarter of 2001. Prior to 2001, Sepracor was earning royalties only in Europe, Japan and Australia.

    Cost of product sold, as a percentage of product sales, was approximately 14% and 24% for the six months ended June 30, 2001 and 2000, respectively. The decrease for the six months ended June 30, 2001 was due to the inclusion in the six months ended June 30, 2000 of costs of approximately $2,766,000, or 12% of product sales, related to a third party manufacturing issue. The six months ended June 30, 2001 includes an approximate $1,000,000 credit resulting from the partial resolution of a third party manufacturing issue.

    Cost of license fee revenues was $0 and $2,000,000 for the six months ended June 30, 2001 and 2000, respectively. The $2,000,000 in the six month period ended June 30, 2000 represents sublicense fees owed under a license agreement with McLean Hospital pertaining to patents related to the Lilly (R)-Fluoxetine Agreement.

    Research and development expenses were $97,246,000 and $70,512,000 for the six months ended June 30, 2001 and 2000, respectively. The increase for the six months ended June 30, 2001 is primarily due to Phase III norastemizole clinical study costs and costs related to the submission of an NDA for SOLTARA brand norastemizole, and Phase III clinical study costs relating to esopiclone (formerly (S)-zopiclone).

    Selling, general and administrative and patent expenses were $53,158,000 and $45,581,000 for the six months ended June 30, 2001 and 2000, respectively. Of the total, selling and marketing expenses were $42,550,000 and $35,624,000 for the six months ended June 31, 2001 and 2000, respectively. The increase for the six months ended June 30, 2001 is primarily due to increased selling and marketing expenses as a result of the increase in XOPENEX sales, and costs relating to the commercialization of SOLTARA.

    The net of interest income, interest (expense) and other income (expense) was ($5,997,000) and ($11,036,000) for the six months ended June 30, 2001 and 2000, respectively. The decrease in the net expense for the six months ended June 30, 2001 is primarily due to ($7,497,000) of other expense in the first quarter of 2000, relating to inducements and other costs for the conversion of $96,424,000 of 6 1/4% Debentures, partially offset by lower interest income in 2001, as the cash available for investment was lower than in 2000 and invested at lower interest rates.

    Equity in investee losses was $0 and $989,000 for the six months ended June 30, 2001 and 2000, respectively. The loss in the six month period ended June 30, 2000 related to Sepracor's investment in HemaSure which was written down to zero during the third quarter of fiscal 2000.

    Minority interest in subsidiary resulted in a decrease to consolidated net loss of $2,152,000 and $1,489,000 for the six months ended June 30, 2001 and 2000, respectively. The fluctuation in minority interest resulted from the minority interest in BioSphere increasing from approximately 42% in 2000 to 45% in 2001, combined with the recording by BioSphere of a larger net loss in the six month period ended June 30, 2001 than in the six month period ended June 30, 2000.

Liquidity and Capital Resources

    Cash and cash equivalents and short and long-term investments totaled $525,849,000 at June 30, 2001, compared to $634,479,000 at December 31, 2000.

    The net cash used in operating activities for the six months ended June 30, 2001 was $102,302,000. The net cash used in operating activities includes a net loss of $85,302,000 adjusted by non-cash charges of $5,967,000. These charges were offset by the minority interest in subsidiary's net loss of

$2,152,000. Accounts receivable increased by $1,840,000 due to increased sales of XOPENEX. Other current assets increased by $6,260,000 primarily due to increased royalty receivables from Aventis related to ALLEGRA. Accounts payable decreased by $24,363,000 due to the timing of cash disbursements. Accrued expenses increased by $5,470,000 due to higher research and development costs. Other current liabilities increased by $6,643,000 primarily due to additional accruals for product revenue rebates and return reserves as a result of increased XOPENEX revenues.

    The net cash provided by investing activities for the six months ended June 30, 2001 was $78,427,000. Cash resulted from net sales and maturities of short and long-term investments of $87,740,000. The Company made purchases of property and equipment of $3,541,000, and other assets increased by $5,772,000 primarily due to the loan receivable for the construction financing from the developer of the property to be leased by Sepracor upon its completion.

    The net cash provided by financing activities for the six months ended June 30, 2001 was $2,995,000. The Company received approximately $1,754,000 in proceeds from the issuance of common stock and had a net increase in capital lease and debt activity of $1,241,000.

    In July 2001, Sepracor announced that it had sold 2,000,000 shares of BioSphere common stock as part of a public offering in which BioSphere also sold 2,000,000 shares of its common stock at a price to the public of $11.00 per share. On August 2, 2001, the underwriters exercised their option to purchase an additional 600,000 shares of BioSphere common stock from Sepracor at a price to the public of $11.00 per share. Sepracor received net proceeds, after offering costs, from the sales of approximately $26,634,000. As a result of these sales, Sepracor's ownership in BioSphere has been reduced from approximately 55% to 26%.

    In January 2001, the Company announced that on February 21, 2001 it would redeem the $92,858,000 in principal amount of 6 1/4% Debentures that remained outstanding. On February 20, 2001, prior to the redemption, all outstanding 6 1/4% Debentures were converted. As a result of the conversion, 3,920,608 shares of Sepracor Common Stock were issued and deferred financing costs of approximately $1,525,000 were written off against additional paid-in capital.

    The Company believes its existing cash and the anticipated cash flow from its current strategic alliances and operations will be sufficient to support existing operations through 2002. Sepracor's actual future cash requirements, however, will depend on many factors, including the progress of its preclinical, clinical, and research programs, the number and breadth of these programs, the costs associated with commercialization of the Company's products and products under development, achievement of milestones under its strategic alliance arrangements, sales of its products, acquisitions, its ability to establish and maintain additional strategic alliances and licensing arrangements and the progress of the Company's development efforts and the development efforts of its strategic partners.

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

    We have never been profitable and we may not be able to generate revenues sufficient to achieve profitability.  We have not been profitable since inception, and it is possible that we will not achieve profitability. We incurred net losses applicable to common shares on a consolidated basis of approximately $85.3 million for the six months ended June 30, 2001, $204.0 million for the year ended December 31, 2000 and $183.1 million for the year ended December 31, 1999. We expect to continue to incur significant operating and capital expenditures. As a result, we will need to generate significant revenues to achieve and maintain profitability. We cannot assure you that we will achieve significant revenues or that we will ever achieve profitability. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. If revenues grow more slowly than we anticipate or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial conditions will be materially and adversely affected.

    If we or our development partners are not successful in developing and commercializing our principal products under development, then our ability to become profitable will be adversely affected. Our ability to achieve profitability will depend in large part on successful commercialization of our initial products and successful development and commercialization of principal products under development. Failure to successfully commercialize our products and products under development by us and our development partners may have a material adverse effect on our business. In October 2000, we announced that Lilly had notified us that it was terminating the Lilly Agreement. Accordingly, we will not receive the royalties that we would have received if (R)-fluoxetine had been successfully developed and commercialized by Lilly or milestone payments based upon achievement by Lilly of certain development objectives. As a result, our revenues will be adversely affected. We are entitled to receive royalties on sales, if any, of desloratadine under the DCL Agreement with Schering. In February 2001, Schering announced that it had been advised by the U.S. Food and Drug Administration, which we refer to as the FDA, that current good manufacturing practices deficiencies cited by the FDA would need to be resolved prior to FDA approval of desloratadine. We are entitled to receive royalties on sales, if any, of ticalopride under the Ticalopride Agreement with Janssen. In April 2001, Janssen announced that it had suspended clinical trials of ticalopride pending further analysis of a small number of adverse events reported in patients. We do not know if or when desloratadine or ticalopride may be approved, or the timing of commercialization of these compounds. In addition, if other collaborative development arrangements are terminated or commercialization efforts under those agreements are delayed or are unsuccessful, then successful commercialization of our products under development may be delayed or terminated, which could have a material adverse effect on our business.

    In May 2001, an advisory panel to the FDA recommended that the FDA allow certain popular allergy medications to be sold without a prescription. The FDA may or may not accept the recommendation of the advisory panel. If the FDA approves the sale of these allergy medications without prescription, our business may be adversely affected because royalty revenues may be reduced and the market for prescription drugs, including SOLTARA brand norastemizole, may be adversely affected.

    We will be required to expend significant resources for research, development, testing and regulatory approval of our drugs under development and these drugs may not be developed successfully.  We develop and commercialize proprietary pharmaceutical products for the primary care and specialty markets. Most of our drug candidates are still undergoing clinical trials or are in the early stages of development. Our drugs may not provide greater benefits or fewer side effects than the original versions of these drugs and our research efforts may not lead to the discovery of new drugs with improved characteristics. All of our drugs under development will require significant additional research, development, preclinical and/or clinical testing, regulatory approval and a commitment of significant additional resources prior to their commercialization. Our potential products may not:

—	be developed successfully;
—	be proven safe and efficacious in clinical trials;
—	offer therapeutic or other improvements over comparable drugs;
—	meet applicable regulatory standards;
—	be capable of being produced in commercial quantities at acceptable costs; or
—	be successfully marketed.

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

    We have filed patent applications covering the composition of, and the methods of using, single-isomer or active-metabolite forms of various compounds for specific applications. Our revenues under collaboration agreements with pharmaceutical companies depend in part on the existence of issued patents. However, we may not be issued patents in respect of the patent applications already filed or that we file in the future. Moreover, the patent position of companies in the pharmaceutical industry generally involves complex legal and factual questions, and recently has been the subject of much litigation. Legal standards relating to the scope and validity of patent claims are evolving. Any patents we have obtained, or obtain in the future, may be challenged, invalidated or circumvented. Moreover, the United States Patent and Trademark Office, which we refer to as the PTO, may commence interference proceedings involving our patents or patent applications. Any challenge to, or invalidation or circumvention of, our patents or patent applications could have a material adverse effect on our business.

    Our ability to commercialize any drug successfully will largely depend upon our ability to obtain and maintain patents of sufficient scope to prevent third parties from developing similar or competitive products. Third parties, typically drug companies, hold patents or patent applications covering the composition of matter for most of the drug candidates for which we have use patents or patent applications. Third parties also hold patents relating to drug delivery technology that may be necessary for the development of some of our drug candidates. In each of these cases, unless we have or obtain a license agreement, we generally may not commercialize the drug candidates until these third-party patents expire. Licenses may not be available to us on acceptable terms, if at all. In addition, it would be costly for us to contest the validity of a third-party patent or defend any claim that we infringe a third-party patent. Moreover, litigation involving third-party patents may not be resolved in our favor.

    If our products do not receive government approval, then we will not be able to commercialize them.  The FDA, and similar foreign agencies, must approve the marketing and sale of pharmaceutical products developed by us or our development partners. These agencies impose substantial requirements on the manufacture and marketing of drugs. Any unanticipated preclinical and clinical studies we are required to undertake could result in a significant increase in the funds we will require to advance our products to commercialization. In addition, the failure by us or our collaborative development partners to obtain regulatory approval on a timely basis or, the attempt by us or our collaborative development partners to receive regulatory approval to achieve labeling objectives, could adversely affect the timing of the commercial introduction of, or our ability to market and sell, our products. We are entitled to receive royalties on sales, if any, of desloratadine under the DCL Agreement with Schering. In February 2001, Schering announced that it had been advised by the FDA that current good manufacturing practices deficiencies cited by the FDA would need to be resolved prior to FDA approval of desloratadine. We do not know if or when the product may be approved, or the timing of commercialization of desloratadine.

    The regulatory process to obtain marketing approval requires clinical trials of a product to establish its safety and efficacy. Problems that may arise during clinical trials include:

—	results of clinical trials may not be consistent with preclinical study results;
—	results from later phases of clinical trials may not be consistent with the results from earlier phases; and
—	products may not be shown to be safe and efficacious.

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

    The development and commercialization of our products could be delayed or terminated if our collaboration partners terminate, suspend activity or fail to perform their obligations under their agreements with us or if any of our collaboration agreements is subject to lengthy government review.  We have entered into collaboration arrangements with pharmaceutical companies. Our revenues under these collaboration arrangements will consist primarily of royalties on sales of products. Any such payments and royalties will depend in large part on the development and commercialization efforts of our collaboration partners, which we cannot control. If any of our collaboration partners does not devote sufficient time and resources to, or suspends activity under its collaboration arrangement with us, we may not realize the potential commercial benefits of the arrangement, and our results of operations may be adversely affected. In addition, if regulatory approval of any product candidate under development by our collaboration partners is delayed or limited, we may not realize or may be delayed in realizing the potential commercial benefits of the arrangement. If any of our collaboration partners were to breach or terminate their agreements with us or fail to perform their obligations to us in a timely manner, the development and commercialization of the products could be delayed or terminated. Any failure or inability by us to perform, or any breach by us in our performance of, our obligations under a collaboration agreement could reduce or extinguish the benefits to which we are otherwise entitled under the agreement. Any delay or termination of this type could have a material adverse effect on our financial condition and results of operations because we may be required to expend additional funds to bring our products to commercialization, we may lose technology rights and milestone or royalty payments from collaboration partners or revenue from product sales, if any, could be delayed or terminated. In October 2000, we announced that Lilly had notified us that it intended to terminate the (R)-fluoxetine agreement. As a result, we will not receive the royalties we would have received if (R)-fluoxetine had been successfully developed and commercialized or milestone payments based upon achievement by Lilly of certain development objectives. We are entitled to receive royalties on sales, if any, of ticalopride under the Ticalopride Agreement with Janssen, in countries where we have issued patents covering Janssen's intended use. In April 2001, Janssen announced that it had suspended clinical trials of ticalopride pending further analysis of a small number of adverse events reported in patients.

    Development and commercialization of some of our product candidates may depend on our ability to enter into additional collaboration agreements with pharmaceutical companies to fund all or part of the costs of development and commercialization of these product candidates. We may not be able to enter into collaboration agreements and the terms of the collaboration agreements, if any, may not be favorable to us. The inability to enter into collaboration agreements could delay or preclude the development, manufacture and/or marketing of some of our drugs and could have a material adverse effect on our financial condition and results of operations because:

—	we may be required to expend additional funds to advance the drugs to commercialization;
—	revenue from product sales could be delayed; or
—	we may elect not to commercialize the drugs.

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

    If we do not maintain current good manufacturing practices, then the FDA could refuse to approve marketing applications. We do not have the capability to manufacture in sufficient quantities all of the products which may be approved for sale, and developing and obtaining this capability will be time consuming and expensive.  The FDA and other regulatory authorities require that our products be manufactured according to their good manufacturing practices standards. The failure by us, our collaborative development partners or third-party manufacturers to maintain current good manufacturing practices compliance and/or our failure to scale up our manufacturing processes could lead to refusal by the FDA to approve marketing applications. Failure in either respect could also be the basis for action by the FDA to withdraw approvals previously granted and for other regulatory action. We are entitled to receive royalties on sales, if any, of desloratadine under the DCL Agreement with Schering. In February 2001, Schering announced that it had been advised by the FDA that current good manufacturing practices deficiencies cited by the FDA would need to be resolved prior to FDA approval of desloratadine. We do not know if or when desloratadine may be approved or the timing of commercialization of this compound.

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

    We currently have a supply contract with ChiRex Inc. that commits us to purchase through December 31, 2001 all of our annual requirements of those drugs that we will market directly through our sales force, provided ChiRex meets certain pricing, supply and quality control conditions. If ChiRex experiences delays or difficulties in producing, packaging or delivering the drugs, market introduction and subsequent sales of the drugs that we market through our sales force could be adversely affected. Under this supply agreement, however, we retain the right to manufacture limited quantities of our drugs in our Nova Scotia manufacturing plant.

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

    We have significant long-term debt and we may not be able to make interest or principal payments when due.  As of June 30, 2001, our total long-term debt was approximately $761.8 million and our stockholders' equity (deficit) was ($197.9) million. Neither the 7% convertible subordinated debentures due 2005 nor the 5% convertible subordinated debentures due 2007 restricts our ability or our subsidiaries ability to incur additional indebtedness, including debt that ranks senior to the 7% debentures or the 5% debentures. Additional indebtedness that we incur may rank senior to or on parity with these debentures in certain circumstances. Our ability to satisfy our obligations will depend upon our future performance, which is subject to many factors, including factors beyond our control. The conversion price for the 7% debentures is $62.4375 and the conversion price for the 5% debentures is $92.38. If the market price for our common stock does not exceed the conversion price the holders of the debentures may not convert their debentures into common stock. It is possible that we will be unable to meet our debt service requirements on any of our outstanding debentures. Moreover, we may be unable to repay any of our outstanding debentures at maturity or otherwise in accordance with the debt instruments.

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

—	increased research and development expenses;
—	patent developments;
—	licensing or acquisition opportunities;
—	relationships with collaboration partners;
—	the FDA regulatory process;
—	our capital requirements; and
—	selling, marketing and manufacturing expenses in connection with commercialization of products.

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

    Fluctuations in the demand for products, the timing of collaboration arrangements and regulatory approval, any termination of development efforts, expenses and the results of operations of our subsidiaries will cause fluctuations in our quarterly operating results, which could cause volatility in our stock price.  Our quarterly operating results are likely to fluctuate significantly, which could cause our stock price to be volatile. These fluctuations will depend on factors which include:

—	the timing of receipt of up front, milestone or royalty payments under collaboration agreements;
—	the success and timing of regulatory approvals for products developed by us or our collaboration partners or for collaborative agreements;
—	the timing of collaboration agreements for development of our pharmaceutical candidates and development costs for those pharmaceuticals;
—	the termination of development efforts of any product under development or any collaboration agreement;
—	the timing of product sales and market penetration;
—	the timing of operating expenses, including selling and marketing expenses and the costs of expanding and maintaining a direct sales force; and
—	the timing of expenses we may incur with respect to any license or acquisitions of products or technologies.

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

ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

    The Company is exposed to market risk from changes in interest rates and equity prices, which could affect its future results of operations and financial condition. These risks are described in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. As of August 10, 2001, there have been no material changes to the market risks described in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Additionally, the Company does not anticipate any near-term changes in the nature of its market risk exposures or in management's objectives and strategies with respect to managing such exposures.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

    Currently, Sepracor is not a party to any material legal proceedings.

    On February 7, 2001, Artes Medical USA, Inc. filed a complaint in the United States District Court for the Central District of California (Los Angeles), alleging that BioSphere was liable for infringement, inducement of infringement, and contributory infringement of U.S. Patent No. 5,344,452, which BioSphere refers to as the '452 patent. The '452 patent relates to "...implant[s] based on a biocompatible solid in powder form, in particular a plastic." Artes sought monetary damages as compensation for the alleged infringement and a permanent injunction against the alleged infringing activity. Artes alleged that all of BioSphere's microsphere-related products, including its Embosphere Microspheres, HepaSphere SAP Microspheres and MatrX Microspheres infringe the '452 patent. In addition, BioSphere filed a complaint for declaratory judgment in the United States District Court for the District of Delaware against Artes. The complaint sought a declaration that the '452 patent is invalid and not infringed by BioSphere and BSMD Ventures, a wholly-owned subsidiary of BioSphere.

    On May 16, 2001, representatives of Artes, BSMD Ventures, and BioSphere executed an agreement to settle the Delaware and California actions. On May 24, 2001, the parties submitted joint stipulations and orders of dismissal in both the Delaware and California courts. The California action was dismissed by the court on May 25, 2001. The Delaware action was dismissed by the court on May 29, 2001.

    The impact of this settlement did not and will not have a material impact on Sepracor's operating results.

Items 2-3. None

Item 4. Submission of Matters to a Vote of Security Holders.

    The Company's Annual Meeting of Stockholders was held on May 23, 2001 (the "Annual Meeting"). The proposals approved at the Annual Meeting are further specified below:

    1.  The following persons were elected directors (Class III) to serve subject to the By-laws of the Company until the annual meeting of stockholders in 2004 and thereafter until his successor is duly elected and qualified:

	For	Withheld Authority

Digby W. Barrios	70,980,957	319,388
Alan A. Steigrod	70,982,938	317,407

    The terms of office of the following directors continued after the Annual Meeting:

Timothy J. Barberich
James G. Andress
Robert J. Cresci
Keith Mansford, Ph.D.
James F. Mrazek

Items 5-6. None

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEPRACOR INC.
Date: August 13, 2001	By:	/s/ TIMOTHY J. BARBERICH Timothy J. Barberich Chairman and Chief Executive Officer (Principal Executive Officer)
Date: August 13, 2001	By:	/s/ ROBERT F. SCUMACI Robert F. Scumaci Executive Vice President, Finance and Administration, and Treasurer (Principal Accounting Officer)

QuickLinks

SEPRACOR INC. INDEX
SEPRACOR INC. CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited) (In Thousands)
SEPRACOR INC. CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (In Thousands, Except Per Share Amounts)
SEPRACOR INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (In Thousands)
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II OTHER INFORMATION
SIGNATURES