Form 10-Q
period 2001-09-30
SEPRACOR INC /DE/
filed 2001-11-07
CIK 877357

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

               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2001

                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-19410

                            ------------------------

                                 SEPRACOR INC.
             (Exact name of registrant as specified in its charter)

             DELAWARE                                 22-2536587
 (State or Other Jurisdiction of          (IRS Employer Identification No.)
  Incorporation or Organization)

         111 LOCKE DRIVE,
    MARLBOROUGH, MASSACHUSETTS                          01752
      (Address of Principal                           (zip code)
        Executive Offices)

       Registrant's telephone number, including area code: (508) 481-6700
        Securities registered pursuant to Section 12(b) of the Act: NONE
          Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.10 PAR VALUE
                                (Title of class)

                            ------------------------

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Number of shares outstanding of the registrant's class of Common Stock as of November 5, 2001: 77,913,562 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 SEPRACOR INC.
                                     INDEX

PART I--FINANCIAL INFORMATION

Item 1.   Consolidated Condensed Financial Statements

          Consolidated Condensed Balance Sheets as of September 30,
          2001 and December 31, 2000 (Unaudited)......................      3

          Consolidated Statements of Operations for the Three and Nine
          Months Ended September 30, 2001 and 2000 (Unaudited)........      4

          Consolidated Statements of Cash Flows for the Nine Months
          Ended September 30, 2001 and 2000 (Unaudited)...............      5

          Notes to Consolidated Interim Financial Statements..........      6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................     10

Item 3.   Quantitative and Qualitative Disclosures About Market
          Risk........................................................     23

PART II--OTHER INFORMATION

Item 1.   Legal Proceedings...........................................     23

Signatures............................................................     24

                                 SEPRACOR INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                              SEPTEMBER 30, 2001   DECEMBER 31, 2000
                                                              ------------------   -----------------
ASSETS
Current assets:
Cash and cash equivalents...................................       $ 313,131           $ 354,058
Short-term investments......................................         142,767             248,818
Accounts receivable, net....................................          20,699              14,756
Inventories.................................................           7,078               5,998
Other current assets........................................          10,772               5,212
                                                                   ---------           ---------
Total current assets........................................         494,447             628,842

Long-term investments.......................................          23,333              31,603
Property and equipment, net.................................          24,436              22,676
Investment in Versicor......................................          24,243              13,746
Equity investment in related parties........................           7,244                  --
Patents, intangible assets and other assets, net............          55,010              54,091
                                                                   ---------           ---------
Total assets................................................       $ 628,713           $ 750,958
                                                                   =========           =========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable............................................       $   6,652           $  30,665
Accrued expenses............................................          70,423              65,560
Notes payable, current portion of long-term debt
  and capital lease obligation..............................             628                 144
Other current liabilities...................................          16,330               7,810
                                                                   ---------           ---------
Total current liabilities...................................          94,033             104,179

Convertible subordinated debentures.........................         759,960             852,818
Long-term debt and capital lease obligation.................           1,569               1,098
Other long-term liabilities.................................              --                 478
                                                                   ---------           ---------
Total liabilities...........................................         855,562             958,573

Minority interest...........................................              --               7,059

Stockholders' equity (deficit):
Preferred stock.............................................              --                  --
Common stock................................................           7,787               7,383
Additional paid-in capital..................................         559,691             461,195
Unearned compensation, net..................................            (137)               (189)
Accumulated deficit.........................................        (815,133)           (693,387)
Accumulated other comprehensive income......................          20,943              10,324
                                                                   ---------           ---------
Total stockholders' equity (deficit)........................        (226,849)           (214,674)
                                                                   ---------           ---------
Total liabilities and stockholders' equity (deficit)........       $ 628,713           $ 750,958
                                                                   =========           =========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
                                   STATEMENTS

                                 SEPRACOR INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                 THREE MONTHS ENDED               NINE MONTHS ENDED
                                            -----------------------------   -----------------------------
                                            SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                2001            2000            2001            2000
                                            -------------   -------------   -------------   -------------
Revenues:
  Product sales...........................    $ 31,574        $ 10,179        $  93,039       $  33,680
  Collaborative research and
    development...........................          --              --               --           3,573
  License fees............................          --              --               --          20,000
  Royalties and other.....................       5,118           1,304           21,803           3,615
                                              --------        --------        ---------       ---------
    Total revenues........................      36,692          11,483          114,842          60,868

Costs and expenses:
  Cost of product sold....................       3,228           2,262           11,938           7,786
  Cost of license fees....................          --              --               --           2,000
  Cost of royalties and other.............          --             272              493             849
  Research and development................      56,981          34,968          154,227         105,480
  Selling, general and administrative and
    patent costs..........................      29,488          24,062           82,646          69,643
                                              --------        --------        ---------       ---------
    Total costs and expenses..............      89,697          61,564          249,304         185,758
                                              --------        --------        ---------       ---------
Loss from operations......................     (53,005)        (50,081)        (134,462)       (124,890)

Other income (expense):
  Interest income.........................       5,229          11,683           21,013          30,872
  Interest expense........................     (11,017)        (12,467)         (33,772)        (35,286)
  Other income (expense), net.............          48              70            1,022          (7,336)
  Gain on sale of subsidiary stock........      23,113              --           23,113              --
  Equity in investee gains (losses).......        (812)          4,490             (812)          3,501
                                              --------        --------        ---------       ---------
Net loss before minority interest.........     (36,444)        (46,305)        (123,898)       (133,139)

Minority interest in subsidiary...........          --           1,079            2,152           2,568
                                              --------        --------        ---------       ---------
Net loss..................................    $(36,444)       $(45,226)       $(121,746)      $(130,571)

Basic and diluted net loss per common
  share...................................    $  (0.47)       $  (0.62)       $   (1.57)      $   (1.80)

Shares used in computing basic and diluted
  net loss per common share:
Basic and diluted.........................      77,866          73,334           77,390          72,435

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
                                   STATEMENTS

                                 SEPRACOR INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                         NINE MONTHS ENDED
                                                              ---------------------------------------
                                                              SEPTEMBER 30, 2001   SEPTEMBER 30, 2000
                                                              ------------------   ------------------
Cash flows from operating activities:
Net loss....................................................      $(121,746)           $(130,571)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization.............................          9,519                8,322
  Minority interest in subsidiary...........................         (2,152)              (2,568)
  Provision for bad debt....................................            145                   60
  Gain on sale of subsidiary stock..........................        (23,113)                  --
  Equity in investee (gains) losses.........................            812               (3,501)
  Deferred compensation.....................................             --                1,195
  Loss on disposal of property and equipment................            198                   25
Changes in operating assets and liabilities:
  Accounts receivable.......................................         (7,757)              (3,409)
  Inventories...............................................         (1,887)              (2,022)
  Other current assets......................................         (5,801)                 707
  Accounts payable..........................................        (22,931)              (7,080)
  Accrued expenses..........................................          7,028               11,967
  Other current liabilities.................................          8,520                2,512
                                                                  ---------            ---------
Net cash used in operating activities.......................       (159,165)            (124,363)
                                                                  ---------            ---------
Cash flows from investing activities:
  Purchases of short and long-term investments..............       (357,532)            (690,385)
  Sales and maturities of short and long-term investments...        471,957              553,518
  Net proceeds from Sepracor's sale of BioSphere stock......         26,604                   --
  Deconsolidation of BioSphere cash.........................         (9,405)                  --
  Purchase of intangible assets.............................             --              (12,500)
  Investment in subsidiary..................................             --               (5,000)
  Additions to property and equipment.......................         (7,594)              (5,060)
  Change in other assets....................................         (8,808)              (1,798)
                                                                  ---------            ---------
Net cash provided by (used in) investing activities.........        115,222             (161,225)
                                                                  ---------            ---------
Cash flows from financing activities:
  Net proceeds from issuance of common stock................          2,023               28,066
  Net proceeds from BioSphere issuance of common stock......              9               18,092
  Proceeds from sale of 5% convertible subordinated
    debentures..............................................             --              460,000
  Costs associated with sale of 5% convertible subordinated
    debentures..............................................             --              (14,033)
  Repayments of long-term debt, capital leases and line of
    credit agreements.......................................           (395)                 (40)
  Borrowings of long-term debt, capital leases and line of
    credit agreements.......................................          1,475                   45
                                                                  ---------            ---------
Net cash provided by financing activities...................          3,112              492,130
                                                                  ---------            ---------
Effect of exchange rate changes on cash and cash
  equivalents...............................................            (96)                 218
                                                                  ---------            ---------
Net increase (decrease) in cash and cash equivalents........        (40,927)             206,760

Cash and cash equivalents at beginning of period............      $ 354,058            $  59,488
                                                                  ---------            ---------
Cash and cash equivalents at end of period..................      $ 313,131            $ 266,248
                                                                  =========            =========
Non cash activities:
  Conversion of convertible subordinated debentures to
    shares of common stock..................................      $  92,858            $  96,632

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
                                   STATEMENTS

               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION:

    The accompanying consolidated interim financial statements are unaudited and have been prepared on a basis substantially consistent with the audited financial statements. Certain information and footnote disclosures normally included in Sepracor's annual financial statements have been condensed or omitted. The year-end consolidated condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The consolidated interim financial statements, in the opinion of management, reflect all adjustments (including normal recurring accruals) necessary for a fair presentation of the results for the interim periods ended September 30, 2001 and 2000.

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

    The consolidated financial statements include the accounts of Sepracor Inc. ("Sepracor" or the "Company") and its majority and wholly-owned subsidiaries, including BioSphere Medical Inc. ("BioSphere", which was majority owned through July 2, 2001) and Sepracor Canada Limited. The consolidated financial statements also include equity ownership in Sepracor's related parties HemaSure Inc. ("HemaSure") and BioSphere (effective July 3, 2001), and an investment in Versicor Inc. ("Versicor").

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

A) NEW ACCOUNTING PRONOUNCEMENTS

    In June 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 138, "Accounting for Certain Derivative Instruments"--an amendment of SFAS No. 133 ("Accounting for Certain Derivative Instruments and Hedging Activities"). This statement establishes accounting and reporting standards for derivative instruments embedded in other contracts (collectively referred to as "derivatives"), and for hedging activities. The statement requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value, gains or losses, depends on the intended use of the derivative and its resulting designation. The Company has adopted SFAS No. 138 in 2001, in accordance with SFAS No.137, which deferred the effective date of SFAS No. 133. The adoption of SFAS No. 138 did not have a material impact on the Company's financial statements and related disclosures.

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

    In June 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets" which addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. The statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provisions of the statement are required to be applied starting with fiscal years beginning after December 15, 2001. Sepracor will review other intangible assets and adopt the provisions of the statement beginning on January 1, 2002. The adoption of this standard is not expected to have a material impact on the Company's financial statements and related disclosures.

B) ACCOUNTING POLICIES--ROYALTY REVENUE

    The Company receives royalty revenues under license agreements with various third parties that sell products based on technology developed by the Company or to which the Company has rights. The license agreements provide for the payment of royalties to the Company based on sales of the licensed product. The Company records these revenues based on estimates of the sales that occurred during the relevant period. The relevant period estimates of sales are based on third party data and analysis of historical royalties paid to the Company (adjusted for any changes in facts and circumstances, as appropriate). The Company maintains regular communication with its licensees in order to gauge the reasonableness of its estimates. Differences between actual royalty revenues and estimated royalty revenues are reconciled and adjusted for in the following quarter. Historically, adjustments have not been material.

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

    For the three and nine months ended September 30, 2001 and 2000, basic and diluted net loss per common share is computed based on the weighted-average number of common shares outstanding during the period because the effect of common stock equivalents would be anti-dilutive. Certain securities were not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2001 and 2000 because they would have an anti-dilutive effect due to net losses for such periods. These securities include the following:

    Options to purchase shares of common stock:

(IN THOUSANDS, EXCEPT PRICE PER SHARE DATA)      SEPTEMBER 30, 2001   SEPTEMBER 30, 2000
-------------------------------------------      ------------------   ------------------
Number of options..............................             10,781                9,591
Price range per share..........................   $2.50 to $125.44     $1.50 to $125.44

    Shares of common stock for issuance upon conversion of convertible subordinated debentures:

(IN THOUSANDS)                                    SEPTEMBER 30, 2001   SEPTEMBER 30, 2000
--------------                                    ------------------   ------------------
6 1/4% convertible subordinated debentures
  due 2005......................................            --                3,922
7% convertible subordinated debentures
  due 2005......................................         4,804                4,804
5% convertible subordinated debentures
  due 2007......................................         4,979                4,979
                                                    ----------           ----------
                                                         9,783               13,705

3.  INVENTORIES, NET:

    Inventories consist of the following:

(IN THOUSANDS)                                    SEPTEMBER 30, 2001   DECEMBER 31, 2000
--------------                                    ------------------   -----------------
Raw materials...................................        $    8              $2,322
Work in progress................................         3,109                 432
Finished goods..................................         3,961               3,244
                                                        ------              ------
                                                        $7,078              $5,998

4.  CONVERTIBLE SUBORDINATED DEBENTURES:

(IN THOUSANDS)                                    SEPTEMBER 30, 2001   DECEMBER 31, 2000
--------------                                    ------------------   -----------------
6 1/4% convertible subordinated debentures
  due 2005(1)...................................       $     --            $ 92,858
7% convertible subordinated debentures
  due 2005......................................        299,960             299,960
5% convertible subordinated debentures
  due 2007......................................        460,000             460,000
                                                       --------            --------
                                                       $759,960            $852,818

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

                                                 THREE MONTHS ENDED               NINE MONTHS ENDED
                                            -----------------------------   -----------------------------
                                            SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
(IN THOUSANDS)                                  2001            2000            2001            2000
--------------                              -------------   -------------   -------------   -------------
Comprehensive income (loss):
  Net loss................................    $(36,444)       $(45,226)       $(121,746)      $(130,571)
  Cumulative translation adjustment.......          62             159               19             219
  Unrealized gain on available-for-sale
    securities............................       1,626          20,865           10,600          20,919
                                              --------        --------        ---------       ---------
Total comprehensive income (loss).........    $(34,756)       $(24,202)       $(111,127)      $(109,433)
                                              ========        ========        =========       =========

6.  INVESTMENT IN VERSICOR AND RELATED PARTIES:

INVESTMENT IN VERSICOR:

    Sepracor considers its investment in Versicor as an available-for-sale security and as such has marked-to-market its investment at the September 28, 2001 market price, which resulted in the recording of an unrealized gain of approximately $10,497,000 as a separate component of stockholders' equity for the nine months ended September 30, 2001.

RELATED PARTIES:

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

    In July 2001, Sepracor announced that it had sold 2,000,000 shares of BioSphere common stock held by it in a public offering in which BioSphere also sold 2,000,000 shares of its common stock at a price to the public of $11.00 per share. On August 2, 2001, the underwriters exercised their over-allotment option to purchase an additional 600,000 shares of BioSphere common stock from Sepracor at a price to the public of $11.00 per share. Sepracor received net proceeds, after offering costs, from the sales of approximately $26,604,000 and has recognized a gain of approximately $23,113,000 in the three months ended September 30, 2001. As a result of the public offering, Sepracor's ownership in BioSphere has been reduced from approximately 55% to 25% as of September 30, 2001. Sepracor no longer consolidates BioSphere and now records its investment in BioSphere under the equity method, effective July 3, 2001. Sepracor has recorded $812,000 as its share of BioSphere losses for the three months ended September 30, 2001.

7.  LITIGATION:

    Currently Sepracor is not a party to any material legal proceedings.

                                    ITEM 2.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

    This Quarterly Report on Form 10-Q contains, in addition to historical information, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risk and uncertainties and are not guarantees of future performance. Sepracor's actual results could differ significantly from the results discussed in such forward-looking statements. See "Factors Affecting Future Operating Results" below.

OVERVIEW

    Sepracor Inc. is a research-based pharmaceutical company dedicated to treating and preventing human disease through the discovery, development, and commercialization of innovative pharmaceutical products that are directed toward serving unmet medical needs. Sepracor's drug development program has yielded an extensive portfolio of pharmaceutical candidates that are focused on the treatment of respiratory, urological, and central nervous system disorders. Sepracor's corporate headquarters are located in Marlborough, Massachusetts.

    The consolidated financial statements include the accounts of Sepracor Inc. ("Sepracor", the "Company" or "We") and its majority and wholly-owned subsidiaries, including BioSphere Medical Inc. ("BioSphere", which was majority owned through July 2, 2001) and Sepracor Canada Limited. The consolidated financial statements also include equity ownership in Sepracor's related parties HemaSure Inc. ("HemaSure") and BioSphere (effective July 3, 2001), and an investment in Versicor Inc. ("Versicor").

    In May 1999, Sepracor introduced XOPENEX-Registered Trademark- brand levalbuterol HCl, a single isomer of the bronchodilator albuterol. XOPENEX is the first pharmaceutical product developed and commercialized by Sepracor.

    Sepracor intends to file with the United States Food and Drug Administration (the "FDA") a New Drug Application (an "NDA") for esopiclone, which, if approved, would be marketed under the name ESTORRA. The NDA for esopiclone will include a preclinical, clinical and postmarketing surveillance data package relating to zopiclone and its isomers and metabolites that the Company licensed from Rhone-Poulenc Rorer SA. On October 26, 2001, the Company had a pre-NDA meeting with the FDA at which there was discussion concerning the completeness of the data package. If the FDA determines that the data package is insufficient to support the proposed NDA submission, it may refuse to accept the NDA for filing or require the Company to conduct additional studies. While the Company believes that there should not be significant delays in the filing of the NDA, there can be no assurance that the Company will not be required to conduct additional studies, that any such studies will produce results satisfactory to the FDA or that significant delays in the commercialization of esopiclone, will not occur.

    In July 2001, Sepracor announced that it had sold 2,000,000 shares of BioSphere common stock held by it in a public offering in which BioSphere also sold 2,000,000 shares of its common stock at a price to the public of $11.00 per share. On August 2, 2001, the underwriters exercised their over-allotment option to purchase an additional 600,000 shares of BioSphere common stock from Sepracor at a price to the public of $11.00 per share. Sepracor received net proceeds, after offering costs, from the sales of approximately $26,604,000 and has recognized a gain of approximately $23,113,000 in the three months ended September 30, 2001. As a result of the public offering, Sepracor's ownership in BioSphere has been reduced from approximately 55% to 25% as of September 30, 2001. Sepracor no longer consolidates BioSphere and now records its investment in BioSphere under the equity method, effective July 3, 2001. Sepracor has recorded $812,000 as its share of BioSphere losses for the three months ended September 30, 2001.

    In May 2001, the Company announced that the FDA had accepted for review the Company's NDA for SOLTARA-TM- brand tecastemizole (formerly norastemizole) capsules for the treatment of allergic rhinitis, which the Company submitted in March 2001.

    The Company has a license agreement with Janssen Pharmaceutica N.V., a wholly-owned subsidiary of Johnson & Johnson ("Janssen") for the use of ticalopride (formerly (+)-norcisapride) for the treatment of gastroesophageal reflux disease ("GERD"). In April 2001, the Company was notified by Janssen that clinical investigators were to be informed that two Phase II trials to evaluate the efficacy and safety of ticalopride ((+)-norcisapride) in subjects with symptoms of GERD, or gastroparesis, were being suspended pending further analysis of a small number of adverse events reported in GERD and diabetic patients. The Company continues to work with Johnson & Johnson to access the data from the suspended Phase II trials of ticalopride.

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

    In January 2001, Sepracor signed a lease to occupy approximately 192,600 square feet of office and research and development space in a facility to be built in Marlborough, Massachusetts. The lease has a term of 15 years, and will begin on the occupancy date contingent upon the completion of the building, expected to be June 2002. In addition, Sepracor has an option to lease two additional buildings, totaling approximately 232,400 square feet, which may be constructed on the same site in the future. Sepracor is financing the construction of the first building through two interest bearing, secured loans totaling up to approximately $27,000,000, loaned by Sepracor to the developer of the site. Sepracor will have first right to purchase the entire property from the developer beginning in June 2002 and extending through January 2004. The developer has the right to require Sepracor to purchase the site based on a contractual amount less the amount of any loans outstanding from the developer to Sepracor, if Sepracor's cash and cash equivalents fall below $137,000,000 before substantial completion of the building.

    For the remainder of 2001, the Company expects that it will incur increasing operating expenses, primarily due to expansion of research and development activities relating to development of the Company's portfolio of pharmaceuticals and drug candidates, and also due to increasing sales and marketing and general and administrative efforts required in preparation of the anticipated commercialization of SOLTARA brand tecastemizole (formerly norastemizole) and to further advance its drug development programs to commercialization.

THREE MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000

    Product revenues were $31,574,000 and $10,179,000 for the three months ended September 30, 2001 and 2000, respectively. The increase for the three-month period ended September 30, 2001 is due primarily to increased sales of XOPENEX.

    Royalties and other revenues were $5,118,000 and $1,304,000 for the three months ended September 30, 2001 and 2000, respectively. The increase for the three months ended September 30, 2001 is due primarily to the royalty agreement with Aventis, under which Sepracor currently receives royalties on U.S. and non-U.S. sales of ALLEGRA-Registered Trademark- in countries where Sepracor holds issued patents on terfenadine carboxylate (also known as fexofenadine). Sepracor began earning royalties on sales of ALLEGRA in the U.S. and Canada in the first quarter of 2001. Prior to 2001, Sepracor was earning royalties primarily in Europe, Japan and Australia.

    Cost of product sold, as a percentage of product sales, was approximately 10% and 22% for the three months ended September 30, 2001 and 2000, respectively. The decrease for the three months ended September 30, 2001 was primarily due to a credit in 2001 of approximately $1,100,000 resulting from the reversal of a liability related to a third party manufacturing issue that was favorably resolved and also to overall lower manufacturing costs as a percentage of product sales in 2001 than in 2000.

    Research and development expenses were $56,981,000 and $34,968,000 for the three months ended September 30, 2001 and 2000, respectively. The increase for the three months ended September 30, 2001 is primarily due to increased costs incurred from Phase III clinical study costs relating to esopiclone (formerly
(S)-zopiclone), which if approved by the FDA, would be marketed under the name ESTORRA, and to costs relating to (S)-oxybutynin for the completion of Phase II clinical studies and the initiation of Phase III clinical studies.

    Selling, general and administrative and patent expenses were $29,488,000 and $24,062,000 for the three months ended September 30, 2001 and 2000, respectively. Of the total, selling and marketing expenses were $25,075,000 and $18,738,000 for the three months ended September 30, 2001 and 2000, respectively. The increase for the three months ended September 30, 2001 is primarily due to increased selling and marketing expenses as a result of the increase in XOPENEX sales, and an increase in marketing costs relating to the expected commercialization of SOLTARA in 2002.

    The net of interest income, interest (expense) and other income (expense) was ($5,740,000) and ($714,000) for the three months ended September 30, 2001 and 2000, respectively. The increase in net expense for the three months ended September 30, 2001 is primarily due to lower interest income in 2001, because the cash available for investment was lower than in 2000 and the cash was invested at lower interest rates.

    Equity in investee gains (losses) was ($812,000) and $4,490,000 for the three months ended September 30, 2001 and 2000, respectively. The loss for the three-month period ended September 30, 2001, represents the Company's portion of BioSphere losses. The gain in the three-month period ended September 30, 2000 is due primarily to the reversal of a $5,000,000 HemaSure loan guarantee during the third quarter of 2000, partially offset by Sepracor's portion of HemaSure losses.

    The gain of $23,113,000 on the sale of subsidiary stock resulted from the Company's sale of 2,600,000 shares of BioSphere common stock in July 2001.

    Minority interest in subsidiary resulted in a decrease to consolidated net loss of $0 and $1,079,000 for the three months ended September 30, 2001 and 2000, respectively. The fluctuation in minority interest is due to the Sepracor's sale of 2,600,000 shares of BioSphere common stock, which resulted in a reduction of its ownership in BioSphere from approximately 55% to 25% as of September 30, 2001. Sepracor no longer consolidates BioSphere and now records its investment in BioSphere under the equity method, effective July 3, 2001.

NINE MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000

    Product revenues were $93,039,000 and $33,680,000 for the nine months ended September 30, 2001 and 2000, respectively. The increase for the nine months ended September 30, 2001 is due primarily to increased sales of XOPENEX.

    Collaborative research and development revenues were $0 and $3,573,000 for the nine months ended September 30, 2001 and 2000, respectively. The $3,573,000 in 2000 represents proceeds from an agreement under which we licensed to Lilly technology related to (R)-fluoxetine (the "Lilly (R)-Fluoxetine Agreement"), which terminated in October 2000.

    License fee revenues were $0 and $20,000,000 for the nine months ended September 30, 2001 and 2000, respectively. The $20,000,000 in 2000 represents initial milestone payments received under the Lilly (R)-Fluoxetine Agreement.

    Royalties and other revenues were $21,803,000 and $3,615,000 for the nine months ended September 30, 2001 and 2000, respectively. The increase for the nine months ended September 30, 2001 is due primarily to the royalty agreement with Aventis, under which Sepracor currently receives royalties on U.S. and non-U.S. sales of ALLEGRA-Registered Trademark- in countries where Sepracor holds issued patents on terfenadine carboxylate (also known as fexofenadine). Sepracor began earning royalties on sales of ALLEGRA in the U.S. and Canada in the first quarter of 2001. Prior to 2001, Sepracor was earning royalties primarily in Europe, Japan and Australia.

    Cost of product sold, as a percentage of product sales, was approximately 13% and 23% for the nine months ended September 30, 2001 and 2000, respectively. The decrease in cost of product sold as a percentage of product sales for the nine months ended September 30, 2001 was due to the inclusion in the nine months ended September 30, 2000, of $2,766,000 of manufacturing costs, or 8% of product sales, related to a third party manufacturing issue. Additionally, cost of product sold for the nine months ended September 30, 2001, includes a credit of approximately $2,200,000 resulting from the reversal of a liability related to a third party manufacturing issue.

    Cost of license fee revenues were $0 and $2,000,000 for the nine months ended September 30, 2001 and 2000, respectively. The $2,000,000 in the nine-month period ended September 30, 2000 represents sublicense fees owed under a license agreement with a third party pertaining to patents related to the Lilly (R)-Fluoxetine Agreement.

    Research and development expenses were $154,227,000 and $105,480,000 for the nine months ended September 30, 2001 and 2000, respectively. The increase for the nine months ended September 30, 2001 is primarily due to increased costs incurred from Phase III clinical study costs relating to esopiclone (formerly
(S)-zopiclone) and to costs relating to (S)-oxybutynin for the completion of Phase II clinical studies and the initiation of Phase III clinical studies.

    Selling, general and administrative and patent expenses were $82,646,000 and $69,643,000 for the nine months ended September 30, 2001 and 2000, respectively. Of the total, selling and marketing expenses were $67,625,000 and $54,362,000 for the nine months ended September 30, 2001 and 2000, respectively. The increase for the nine months ended September 30, 2001 is primarily due to increased selling and marketing expenses as a result of the increase in XOPENEX sales and increased marketing costs relating to the expected commercialization of SOLTARA in 2002.

    The net of interest income, interest (expense) and other income (expense) was ($11,737,000) and ($11,750,000) for the nine months ended September 30, 2001 and 2000, respectively. Interest income for the nine months ended September 30, 2001 decreased by ($9,859,000) due to a reduction of cash available for investment and lower interest rates on investments held. Other expense for the nine months ended September 30, 2000 included $7,497,000 relating to inducements and other costs for the conversion of $96,424,000 of 6 1/4% Debentures. Interest expense for the nine months ended September 30, 2001 decreased by approximately $1,514,000 as a result of a reduction in the amount of convertible debt outstanding in the nine months ended September 30, 2001 as compared to the same period in the prior year.

    Equity in investee gains (losses) was ($812,000) and $3,501,000 for the nine months ended September 30, 2001 and 2000, respectively. The loss in the nine-month period ended September 30,

2001, represents the Company's portion of BioSphere losses. The gain in the nine-month period ended September 30, 2000 is due primarily to the reversal of a $5,000,000 HemaSure loan guarantee during the third quarter of 2000, partially offset by Sepracor's portion of HemaSure losses.

    The gain of $23,113,000 on the sale of subsidiary stock resulted from the Company's sale of 2,600,000 shares of BioSphere common stock in July 2001.

    Minority interest in subsidiary resulted in a decrease to consolidated net loss of $2,152,000 and $2,568,000 for the nine months ended September 30, 2001 and 2000, respectively. The fluctuation in minority interest is due to the Sepracor's sale of 2,600,000 shares of BioSphere common stock, which resulted in a reduction of its ownership in BioSphere from approximately 55% to 25% as of September 30, 2001. Sepracor no longer consolidates BioSphere and now records its investment in BioSphere under the equity method, effective July 3, 2001.

LIQUIDITY AND CAPITAL RESOURCES

    Cash and cash equivalents and short and long-term investments totaled $479,231,000 at September 30, 2001, compared to $634,479,000 at December 31,
2000.

    The net cash used in operating activities for the nine months ended September 30, 2001 was $159,165,000. The net cash used in operating activities includes a net loss of $121,746,000 adjusted by non-cash charges of $10,674,000. These charges were offset by the minority interest in subsidiary's net loss of $2,152,000 and the gain on sale of subsidiary stock of $23,113,000. Accounts receivable increased by $7,757,000 due to increased sales of XOPENEX. Other current assets increased by $5,801,000 primarily due to increased royalty receivables from Aventis related to ALLEGRA. Accounts payable decreased by $22,931,000 due to the timing of cash disbursements. Accrued expenses increased by $7,028,000 primarily due to higher research and development costs. Other current liabilities increased by $8,520,000 primarily due to additional accruals for product revenue rebates and return reserves as a result of increased XOPENEX revenues.

    The net cash provided by investing activities for the nine months ended September 30, 2001 was $115,222,000. Cash resulted from net sales and maturities of short and long-term investments of $114,425,000. The deconsolidation of BioSphere's cash balance decreased cash by $9,405,000 and the net proceeds from Sepracor's sale of BioSphere stock increased cash by $26,604,000. The Company made purchases of property and equipment of $7,594,000, and other assets increased by $8,808,000 primarily due to the construction financing loan receivable from the developer of the property to be leased by Sepracor upon its completion.

    The net cash provided by financing activities for the nine months ended September 30, 2001 was $3,112,000. The Company received approximately $2,023,000 in proceeds from the issuance of common stock and had a net increase in capital lease and debt activity of $1,080,000.

    In July 2001, Sepracor announced that it had sold 2,000,000 shares of BioSphere common stock held by it in a public offering in which BioSphere also sold 2,000,000 shares of its common stock at a price to the public of $11.00 per share. On August 2, 2001, the underwriters exercised their over-allotment option to purchase an additional 600,000 shares of BioSphere common stock from Sepracor at a price to the public of $11.00 per share. Sepracor received net proceeds, after offering costs, from the sales of approximately $26,604,000 and has recognized a gain of approximately $23,113,000 in the three months ended September 30, 2001. As a result of the public offering, Sepracor's ownership in BioSphere has been reduced from approximately 55% to 25% as of September 30, 2001. Sepracor no longer consolidates BioSphere and now records its investment in BioSphere under the equity method, effective July 3, 2001. Sepracor has recorded $812,000 as its share of BioSphere losses for the three months ended September 30, 2001.

    In January 2001, the Company announced that on February 21, 2001 it would redeem the $92,858,000 in principal amount of 6 1/4% Debentures that remained outstanding. On February 20, 2001, prior to the redemption, all outstanding
6 1/4% Debentures were converted. As a result of the conversion, Sepracor issued 3,920,608 shares of Common Stock and deferred financing costs of approximately $1,525,000 were written off against additional paid-in capital.

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

FACTORS AFFECTING FUTURE OPERATING RESULTS

    Certain of the information contained in this Quarterly Report on Form 10-Q, including information with respect to the safety, efficacy and potential benefits of the Company's drugs under development and the scope of patent protection with respect to these products, the timing of the submission, acceptance and approval of regulatory filings and information with respect to the other plans and strategies for the Company's business and the business of the subsidiaries and certain affiliates of the Company, consists of forward-looking statements. The forward-looking statements contained in this Quarterly Report on Form 10-Q represent our expectations as of the date of this Quarterly Report on Form 10-Q. Subsequent events will cause our expectations to change. However, while we may elect to update these forward-looking statements, we specifically disclaim any intention or obligation to do so. Important factors that could cause actual results to differ materially from the forward-looking statements include the following:

WE HAVE NEVER BEEN PROFITABLE AND WE MAY NOT BE ABLE TO GENERATE REVENUES SUFFICIENT TO ACHIEVE PROFITABILITY.

    We have not been profitable since inception, and it is possible that we will not achieve profitability. We incurred net losses applicable to common shares on a consolidated basis of approximately $121.7 million for the nine months ended September 30, 2001, $204.0 million for the year ended December 31, 2000 and $183.1 million for the year ended December 31, 1999. We expect to continue to incur significant operating and capital expenditures. As a result, we will need to generate significant revenues to achieve and maintain profitability. We cannot assure you that we will achieve significant revenues or that we will ever achieve profitability. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. If revenues grow more slowly than we anticipate or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial conditions will be materially and adversely affected.

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

    In May 2001, an advisory panel to the FDA recommended that the FDA allow certain popular allergy medications to be sold without a prescription. The FDA may or may not accept the recommendation of the advisory panel. If the FDA approves the sale of these allergy medications without prescription, our business may be adversely affected because royalty revenues may be reduced and the market for prescription drugs, including SOLTARA brand tecastemizole (formerly norastemizole), may be adversely affected.

WE WILL BE REQUIRED TO EXPEND SIGNIFICANT RESOURCES FOR RESEARCH, DEVELOPMENT, TESTING AND REGULATORY APPROVAL OF OUR DRUGS UNDER DEVELOPMENT AND THESE DRUGS MAY NOT BE DEVELOPED SUCCESSFULLY.

    We develop and commercialize proprietary pharmaceutical products for the primary care and specialty markets. Most of our drug candidates are still undergoing clinical trials or are in the early stages of development. Our ICE drugs may not provide greater benefits or fewer side effects than the original versions of these drugs and our research efforts may not lead to the discovery of new drugs with benefits over existing treatments or development of new therapies. All of our drugs under development will require significant additional research, development, preclinical and/or clinical testing, regulatory approval and a commitment of significant additional resources prior to their commercialization. Our potential products may not:

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

    We have filed patent applications covering composition of, methods of making and methods of using, single-isomer or active-metabolic forms of various compounds for specific applications. Our revenues under collaboration agreements with pharmaceutical companies depend in part on the existence and scope of issued patents. However, we may not be issued patents based on the patent applications already filed or that we file in the future, and if patents are issued, they may be insufficient in scope to cover the products licensed under these collaboration agreements. Moreover, the patent position of companies in the pharmaceutical industry generally involves complex legal and factual questions, and recently has been the subject of much litigation. Legal standards relating to the scope and validity of patent claims are evolving. Any patents we have obtained, or obtain in the future may be challenged, invalidated or circumvented. Moreover, the United States Patent and Trademark Office, which we refer to as the PTO, may commence interference proceedings involving our patents or patent applications. Any challenge to, or invalidation or circumvention of, our patents or patent applications could have a material adverse effect on our business.

    Our ability to commercialize any drug successfully will largely depend upon our ability to obtain and maintain patents of sufficient scope to prevent third parties from developing similar or competitive products. Third parties, typically drug companies, hold patents or patent applications covering the composition of matter for most of the drug candidates for which we have use patents or patent applications covering compositions, methods of making and uses. Third parties also hold patents relating to drug delivery technology that may be necessary for the development of some of our drug candidates. In each of these cases, unless we have or obtain a license agreement, we generally may not commercialize the drug candidates until these third party patents expire. Licenses may not be available to us on acceptable terms, if at all. In addition, it would be costly for us to contest the validity of a third party patent or defend any claim that we infringe a third party patent. Moreover, litigation involving third party patents may not be resolved in our favor. Such contests and litigation may have a material adverse effect on our business.

IF OUR PRODUCTS DO NOT RECEIVE GOVERNMENT APPROVAL, THEN WE WILL NOT BE ABLE TO COMMERCIALIZE THEM.

    The FDA, and similar foreign agencies, must approve the marketing and sale of pharmaceutical products developed by us or our development partners. These agencies impose substantial requirements on the manufacture and marketing of drugs. In addition, although many of our development programs rely on existing third-party data to support regulatory approvals, there can be no assurance that the FDA or similar foreign agencies will deem the existing data adequate to support approval of our product candidates. The FDA may require us to undertake unanticipated or additional preclinical and clinical studies before they accept for filing, or approve, any application filed by us. Any unanticipated preclinical and clinical studies we are required to undertake could result in a significant delay in commercialization or an increase in the funds we will require to advance our products to commercialization. In addition, the failure by us or our collaborative development partners to obtain regulatory approval on a timely basis or, the attempt by us or our collaborative development partners to receive regulatory approval to achieve labeling objectives, could adversely affect the timing of the commercial introduction of, or our ability to market and sell, our products. We are entitled to receive royalties on sales, if any, of desloratadine under the DCL Agreement with Schering. In February 2001, Schering announced that it had been advised by the FDA that current good manufacturing practices deficiencies cited by the FDA would need to be resolved prior to FDA approval of desloratadine. We do not know if or when the product may be approved, or the timing of commercialization of desloratadine.

    We intend to file an NDA for esopiclone, which, if approved, would be marketed under the name ESTORRA. Our NDA for esopiclone will include a preclinical, clinical and postmarketing surveillance data package relating to zopiclone and its isomers and metabolites that we licensed from Rhone-Poulenc Rorer SA. On October 26, 2001, we had a pre-NDA meeting with the FDA at which there was discussion concerning the completeness of the data package. If the FDA determines that the data package is insufficient to support our proposed NDA submission, it may refuse to accept our NDA for filing or require us to conduct additional studies. While we believe that there should not be significant delays in our filing of the NDA, there can be no assurance that we will not be required to conduct additional studies, that any such studies will produce results satisfactory to the FDA or that we will not incur significant delays in the commercialization of esopiclone.

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

    We have entered into collaboration arrangements with pharmaceutical companies. Our revenues under these collaboration arrangements will consist primarily of royalties on sales of products. Any such payments and royalties will depend in large part on the development and commercialization efforts of our collaboration partners, which we cannot control. If any of our collaboration partners does not devote sufficient time and resources to, or suspends activity under, its collaboration arrangement with us, we may not realize the potential commercial benefits of the arrangement, and our results of operations may be adversely affected. In addition, if regulatory approval of any product candidate under development by our collaboration partners is delayed or limited, we may not realize or may be delayed in realizing the potential commercial benefits of the arrangement. If any of our collaboration partners was to breach or terminate its agreement with us or fail to perform its obligations to us in a timely manner, the development and commercialization of the products could be delayed or terminated. Any failure or inability by us to perform, or any breach by us in our performance of, our obligations under a collaboration agreement could reduce or extinguish the benefits to which we are otherwise entitled under the agreement. Any delay or termination of this type could have a material adverse effect on our financial condition and results of operations because we may be required to expend additional funds to bring our products to commercialization, we may lose technology rights and milestone or royalty payments from collaboration partners or revenue from product sales, if any, could be delayed or terminated. We are entitled to receive royalties on sales, if any, of ticalopride under the Ticalopride Agreement with Janssen, in countries where we have issued patents covering Janssen's intended use. In April 2001, Janssen announced that it had suspended clinical trials of ticalopride pending further analysis of a small number of adverse events reported in patients.

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

    - revenues from product sales could be delayed; or

    - we may elect not to commercialize the drugs.

    We are required to file a notice under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, which we refer to as the HSR Act, for certain agreements containing exclusive license grants and to delay the effectiveness of any such exclusive license until the expiration or earlier termination of the notice and waiting period under the HSR Act. If the expiration or termination of the notice and waiting period under the HSR Act is delayed because of lengthy government review, or if the Federal Trade Commission or Department of Justice successfully challenges such a license, development and commercialization could be delayed or precluded and our business could be adversely affected.

WE HAVE LIMITED SALES AND MARKETING EXPERIENCE AND EXPECT TO INCUR SIGNIFICANT EXPENSES IN DEVELOPING A SALES FORCE. WE ALSO RELY ON THIRD PARTIES FOR SALES OF OUR PRODUCTS. IN ADDITION, OUR LIMITED SALES AND MARKETING EXPERIENCE MAY RESTRICT OUR SUCCESS IN COMMERCIALIZING OUR PRODUCTS.

    We currently have limited marketing and sales experience. If we successfully develop and obtain regulatory approval for the products we are currently developing, we may license some of them to large pharmaceutical companies or market and sell through our direct sales force or through other arrangements, including co-promotion arrangements. We have established a direct sales force to market XOPENEX. We also expect to use a direct sales force to market SOLTARA brand tecastemizole, formerly known as norastemizole, if approved. As we begin to enter into co-promotion arrangements or market and sell additional products directly, we will need to significantly expand our sales force. Our limited experience in developing, maintaining and expanding a direct sales force may restrict our success in commercializing our products. We expect to incur significant expense in expanding our direct sales force. With respect to products under development, such as SOLTARA brand tecastemizole, we expect to incur significant costs in developing a sales force before the product has been approved for marketing.

    Our ability to realize significant revenues from direct marketing and sales activities depends on our ability to attract and retain qualified sales personnel in the pharmaceutical industry and competition for these persons is intense. If we are unable to attract and retain qualified sales personnel, we will not be able to successfully expand our marketing and direct sales force on a timely or cost effective basis. We may also need to enter into additional co-promotion arrangements with third parties where our own direct sales force is neither well situated nor large enough to achieve maximum penetration in the market. We may not be successful in entering into any co-promotion arrangements, and the terms of any co-promotion arrangements may not be favorable to us. We depend in large part on a third party sales organization for sales of XOPENEX and we may contract with third party contract sales organizations in the future for other products if successfully developed, including SOLTARA brand tecastemizole. We cannot control the level of effort and quality of service provided by co-promoters or any third party sales force. If the level of effort and/or quality of service provided by these third parties is not adequate, our revenues would be adversely affected.

IF WE DO NOT MAINTAIN CURRENT GOOD MANUFACTURING PRACTICES, THEN THE FDA COULD REFUSE TO APPROVE MARKETING APPLICATIONS. WE DO NOT HAVE THE CAPABILITY TO MANUFACTURE IN SUFFICIENT QUANTITIES ALL OF THE PRODUCTS WHICH MAY BE APPROVED FOR SALE, AND DEVELOPING AND OBTAINING THIS CAPABILITY WILL BE TIME CONSUMING AND EXPENSIVE.

    The FDA and other regulatory authorities require that our products be manufactured according to their good manufacturing practices standards. The failure by us, our collaborative development partners or third party manufacturers to maintain current good manufacturing practices compliance and/or our failure to scale up our manufacturing processes could lead to refusal by the FDA to approve marketing applications. Failure in either respect could also be the basis for action by the FDA to withdraw approvals previously granted and for other regulatory action. We are entitled to receive royalties on sales, if any, of desloratadine under the DCL Agreement with Schering. In February 2001, Schering announced that it had been advised by the FDA that current good manufacturing practices deficiencies cited by the FDA would need to be resolved prior to FDA approval of desloratadine. We do not know if or when desloratadine may be approved or the timing of commercialization of this compound.

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

OUR RELIANCE ON THIRD-PARTY MANUFACTURERS COULD ADVERSELY AFFECT OUR ABILITY TO MEET OUR CUSTOMERS' DEMANDS.

    Automatic Liquid Packaging, a division of Cardinal Health, Inc., is currently the sole finished goods manufacturer of our product XOPENEX. If Automatic Liquid Packaging experiences delays or difficulties in producing, packaging or delivering XOPENEX, or if they fail to comply with good manufacturing practices regulations we could be unable to meet our customers' demands for XOPENEX, which could lead to customer dissatisfaction and damage to our reputation. Furthermore, if we are required to change manufacturers, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable good manufacturing practices regulations and guidelines. The delays associated with the verification of a new manufacturer could negatively affect our ability to produce XOPENEX in a timely manner or within budget.

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

    Our quarterly operating results are likely to fluctuate significantly, which could cause our stock price to be volatile. These fluctuations will depend on factors which include:

    - the success and timing of regulatory filings and approvals for products developed by us or our collaboration partners or for collaborative agreements;

    - the timing of collaboration agreements for development of our pharmaceutical candidates and development costs for those pharmaceuticals;

    - the termination of development efforts of any product under development or any collaboration agreement;

    - the timing of receipt of up front, milestone or royalty payments under collaboration agreements;

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

OUR STOCK PRICE COULD BE HIGHLY VOLATILE, WHICH COULD CAUSE YOU TO LOSE PART OR ALL OF YOUR INVESTMENT.

    The market price of our common stock, like that of the common stock of many other pharmaceutical and biotechnology companies, may be highly volatile. In addition, the stock market has experienced extreme price and volume fluctuations. This volatility has significantly affected the market prices of securities of many pharmaceutical and biotechnology companies for reasons frequently unrelated to or disproportionate to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock. Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including variations in our financial results and investors' perceptions of us, changes in recommendations by securities analysts as well as their perceptions of general economic, industry and market conditions.

                                    ITEM 3.
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

    The Company is exposed to market risk from changes in interest rates and equity prices, which could affect its future results of operations and financial condition. These risks are described in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. As of November 7, 2001, there have been no material changes to the market risks described in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Additionally, the Company does not anticipate any near-term changes in the nature of its market risk exposures or in management's objectives and strategies with respect to managing such exposures.

                                    PART II
                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    Currently, Sepracor is not a party to any material legal proceedings.

ITEMS 2-6. NONE

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       SEPRACOR INC.

Date: November 7, 2001                                 By:
                                                            -----------------------------------------
                                                                       Timothy J. Barberich
                                                               CHAIRMAN AND CHIEF EXECUTIVE OFFICER
                                                                  (PRINCIPAL EXECUTIVE OFFICER)

Date: November 7, 2001                                 By:
                                                            -----------------------------------------
                                                                        Robert F. Scumaci
                                                              EXECUTIVE VICE PRESIDENT, FINANCE AND
                                                                  ADMINISTRATION, AND TREASURER
                                                                  (PRINCIPAL ACCOUNTING OFFICER)