Form 10-Q/A
period 2001-09-30
SEPRACOR INC /DE/
filed 2001-11-13
CIK 877357

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-Q/A

                               AMENDMENT NO. 1 TO
                                   FORM 10-Q

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

                                EXPLANATORY NOTE

    This Amendment No. 1 on Form 10-Q/A to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 is being filed to reflect the Registrant's private placement of $400,000,000 of 5 3/4% Convertible Subordinated Notes due 2006, which is expected to close on November 14, 2001. In addition, this Amendment No. 1 is being filed to include the conformed signature pages to the Registrant's Quarterly Report on Form 10-Q, which were unintentionally omitted from the initial filing. The Registrant's Quarterly Report on Form 10-Q is hereby amended and restated in its entirety as follows:

                                 SEPRACOR INC.
                                     INDEX

PART I--FINANCIAL INFORMATION

Item 1.   Consolidated Condensed Financial Statements

          Consolidated Condensed Balance Sheets as of September 30,
          2001 and December 31, 2000 (Unaudited)......................      4

          Consolidated Statements of Operations for the Three and Nine
          Months Ended September 30, 2001 and 2000 (Unaudited)........      5

          Consolidated Statements of Cash Flows for the Nine Months
          Ended September 30, 2001 and 2000 (Unaudited)...............      6

          Notes to Consolidated Interim Financial Statements..........      7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................     11

Item 3.   Quantitative and Qualitative Disclosures About Market
          Risk........................................................     25

PART II--OTHER INFORMATION

Item 1.   Legal Proceedings...........................................     25

Signatures............................................................     26

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
                                                                   =========           =========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
                                   STATEMENTS

                                 SEPRACOR INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                 THREE MONTHS ENDED               NINE MONTHS ENDED
                                            -----------------------------   -----------------------------
                                            SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                2001            2000            2001            2000
                                            -------------   -------------   -------------   -------------
Revenues:
  Product sales...........................    $ 31,574        $ 10,179        $  93,039       $  33,680
  Collaborative research and
    development...........................          --              --               --           3,573
  License fees............................          --              --               --          20,000
  Royalties and other.....................       5,118           1,304           21,803           3,615
                                              --------        --------        ---------       ---------
    Total revenues........................      36,692          11,483          114,842          60,868

Costs and expenses:
  Cost of product sold....................       3,228           2,262           11,938           7,786
  Cost of license fees....................          --              --               --           2,000
  Cost of royalties and other.............          --             272              493             849
  Research and development................      56,981          34,968          154,227         105,480
  Selling, general and administrative and
    patent costs..........................      29,488          24,062           82,646          69,643
                                              --------        --------        ---------       ---------
    Total costs and expenses..............      89,697          61,564          249,304         185,758
                                              --------        --------        ---------       ---------
Loss from operations......................     (53,005)        (50,081)        (134,462)       (124,890)

Other income (expense):
  Interest income.........................       5,229          11,683           21,013          30,872
  Interest expense........................     (11,017)        (12,467)         (33,772)        (35,286)
  Other income (expense), net.............          48              70            1,022          (7,336)
  Gain on sale of subsidiary stock........      23,113              --           23,113              --
  Equity in investee gains (losses).......        (812)          4,490             (812)          3,501
                                              --------        --------        ---------       ---------
Net loss before minority interest.........     (36,444)        (46,305)        (123,898)       (133,139)

Minority interest in subsidiary...........          --           1,079            2,152           2,568
                                              --------        --------        ---------       ---------
Net loss..................................    $(36,444)       $(45,226)       $(121,746)      $(130,571)
                                              ========        ========        =========       =========

Basic and diluted net loss per common
  share...................................    $  (0.47)       $  (0.62)       $   (1.57)      $   (1.80)

Shares used in computing basic and diluted
  net loss per common share:
Basic and diluted.........................      77,866          73,334           77,390          72,435

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

8.  SUBSEQUENT EVENT:

    On November 8, 2001, Sepracor announced the private placement of $400,000,000 of 5 3/4% Convertible Subordinated Notes due 2006 (the "5 3/4% Notes"). The offering, which was made through an initial purchaser to qualified institutional buyers under Rule 144A of the Securities Act of 1933, as amended is expected to close on November 14, 2001.

    The 5 3/4% Notes are convertible into Sepracor common stock, at the option of the holder, at a price of $60.00 per share. The 5 3/4% Notes bear interest at 5 3/4% payable semiannually, commencing on May 15, 2002. The 5 3/4% Notes are redeemable by the Company prior to maturity if the closing price of Sepracor common stock exceeds 145% of the conversion price ($87.00) for at least 20 out of 30 consecutive trading days ending within five trading days prior to notice of automatic conversion. The Company may be required to repurchase the 5 3/4% Notes at the option of the holders in certain circumstances. As part of the sale of the 5 3/4% Notes, Sepracor expects to incur offering costs of approximately $11,600,000 which will be recorded as other assets and will be amortized over five years, the term of the 5 3/4% Notes. Sepracor has granted the initial purchaser a 45-day option to purchase an additional $100 million in aggregate principal amount of 5 3/4% Notes.

    The net proceeds to the Company after offering costs are expected to be $388,400,000 (assuming the initial purchaser does not exercise the option).

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

    On November 8, 2001, Sepracor announced the private placement of $400,000,000 of 5 3/4% Convertible Subordinated Notes due 2006 (the "5 3/4% Notes"). The offering, which was made through an initial purchaser to qualified institutional buyers under Rule 144A of the Securities Act of 1933, as amended is expected to close on November 14, 2001.

    The 5 3/4% Notes are convertible into Sepracor common stock, at the option of the holder, at a price of $60.00 per share. The 5 3/4% Notes bear interest at 5 3/4% payable semiannually, commencing on May 15, 2002. The 5 3/4% Notes are redeemable by the Company prior to maturity if the closing price of Sepracor common stock exceeds 145% of the conversion price ($87.00) for at least 20 out of 30 consecutive trading days ending within five trading days prior to notice of automatic conversion. The Company may be required to repurchase the 5 3/4% Notes at the option of the holders in certain circumstances. As part of the sale of the 5 3/4% Notes, Sepracor expects to incur offering costs of approximately $11,600,000 which will be recorded as other assets and will be amortized over five years, the term of the 5 3/4% Notes. Sepracor has granted the initial purchaser a 45-day option to purchase an additional $100 million in aggregate principal amount of 5 3/4% Notes. The net proceeds to the Company after offering costs are expected to be $388,400,000 (assuming the initial purchaser does not exercise the option).

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

                                                       SEPRACOR INC.

Date: November 13, 2001                                By:            /s/ ROBERT F. SCUMACI
                                                            -----------------------------------------
                                                                        Robert F. Scumaci
                                                              EXECUTIVE VICE PRESIDENT, FINANCE AND
                                                                  ADMINISTRATION, AND TREASURER
                                                                  (PRINCIPAL ACCOUNTING OFFICER)