Form 10-K
period 2001-12-31
SEPRACOR INC /DE/
filed 2002-04-01
CIK 877357

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT
TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 0-19410

Sepracor Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	22-2536587 (I.R.S. Employer Identification No.)
111 Locke Drive, Marlborough, Massachusetts (Address of Principal Executive Offices)	01752 (Zip Code)

Registrant's telephone number, including area code: (508) 481-6700

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.10 par value
(Title of class)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. ☐

        The aggregate market value of voting common stock held by nonaffiliates of the registrant was approximately $1,664,504,000 based on the last reported sale price of the common stock on the NASDAQ consolidated transaction reporting system on March 13, 2002.

        Number of shares outstanding of the registrant's class of common stock as of March 13, 2002: 78,182,436 shares.

DOCUMENTS INCORPORATED BY REFERENCE

2001 Annual Report to Stockholders—Part II
Proxy Statement for the 2002 Annual Meeting of Stockholders—Part III

Cautionary Statement Regarding Forward-Looking Statements

        This annual report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 concerning our business, operations and financial condition, including statements with respect to the safety, efficacy and potential benefits of our products under development, expectations with respect to development and commercialization of our product candidates, the timing of the submission, acceptance and approval of regulatory filings, the scope of patent protection with respect to these product candidates and our products and information with respect to the other plans and strategies for our business and the business of our subsidiaries. All statements other than statements of historical facts included in this annual report on Form 10-K regarding our strategy, future operations, timetables for product testing, regulatory approvals and commercializations, financial position, costs, prospects, plans and objectives of management are forward-looking statements. When used in this annual report on Form 10-K the words "expect", "anticipate", "intend", "plan", "believe", "seek", "estimate", and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements for a number of important reasons, including those discussed under "Factors Affecting Future Operating Results", "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this annual report on Form 10-K.

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

PART I

Item 1. Business.

The Company

        Sepracor Inc. is a research-based pharmaceutical company dedicated to treating and preventing human disease through the discovery, development and commercialization of innovative pharmaceutical compounds including product candidates directed toward serving unmet medical needs. Our proprietary compounds are either:

        -    single-isomer or active metabolite forms of existing drugs, which we refer to as improved chemical entities, or ICEs, or

        -    new chemical entity compounds, which we refer to as NCEs, which are unrelated to currently marketed products.

        Our drug development program has yielded an extensive portfolio of pharmaceutical compounds intended to treat a broad range of indications. We are concentrating our product development efforts in three major therapeutic areas:

  •
  respiratory;

  •
  urology and gastroenterology; and

  •
  central nervous system disorders.

        In our isomer and metabolite development program, we identify existing drugs that might, in single-isomer or active metabolite forms, provide significant advances over existing therapies within the indications of the parent compound or in new indications. We then develop isomers or metabolites that may offer benefits over both the parent drugs and competitive compounds, such as reduced side effects, improved therapeutic efficacy, effectiveness for new indications or improved dosage forms.

        NCE development typically encompasses a more traditional approach to drug development. In this program, we are seeking to discover novel compounds unrelated to existing commercial compounds but which have the potential to provide benefits over existing treatments or provide new therapies for diseases lacking effective treatment.

Background

  Chiral Compounds

        Approximately 500 currently available drugs are chiral compounds. Chiral compounds frequently exist as mixtures of mirror-image molecules known as isomers. Although these isomers are identical in chemical composition, their three-dimensional structures differ and, as a result, often interact differently with cell receptors in a living organism. This interaction between the drug and the receptor either stimulates or inhibits a biological function of the receptor and thereby initiates the therapeutic effect. In some cases, only one of the isomers is the desired active ingredient while the other isomer is inactive or may cause undesirable side effects. When a chiral compound contains equal amounts of both isomers, it is a racemic mixture. These two isomers are generally referred to as (S)-isomers (left) and (R)-isomers (right). Typically, in our product development process, we purify racemic mixtures containing two isomers into compounds containing only one isomer.

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

Recent Developments

        SOLTARA.    On March 7, 2002, the United States Food and Drug Administration, or FDA, issued a "not approvable" letter for our new drug application, or NDA, for SOLTARA™ brand tecastemizole 15 mg and 30 mg capsules. A "not-approvable" letter is issued if the FDA believes that the application contains insufficient information for an approval action.

        The FDA identified three issues that are not adequately addressed in our NDA in light of certain aspects of tecastemizole's pharmacokinetics and potential for accumulation in tissue. Two of the issues pertained to observations from safety studies in animals that were not observed in humans: phospholipidosis, an adaptive storage response to drug administration, and cardiomyopathy, a pathologic condition of the heart muscle. A third issue concerned the need for additional assurance of the absence of any potential for QTc prolongation, which is an effect on electrical impulse conduction in the heart.

        The FDA has expressed the concern that, as a result of tecastemizole's long terminal elimination phase in both normal and cardiac-compromised patients, a review of the kinetic data in humans suggests that our safety evaluations were not of sufficient duration to provide adequate safety data at tissue steady-state.

        Due to SOLTARA's extended elimination phase, the FDA also concluded that additional evaluation of the concentration of the drug in tissue after prolonged exposure were needed to quantify the potential for tecastemizole accumulation in target organs. We have requested a meeting with the FDA to discuss the requirements for resolution of the issues identified by the FDA concerning the NDA.

        We are unable to predict when, if ever, we will be able to commence sales of SOLTARA. However, we believe that if we were to receive FDA approval, sales would not commence until at least mid-2003.

Current Revenue Sources

        In May 1999, we commercially introduced XOPENEX® (levalbuterol HCl), a single isomer of the bronchodilator albuterol, for the treatment and prevention of bronchospasm in patients with obstructive airway disease, such as asthma. Our revenues from sales of XOPENEX have grown from $14.1 million in 1999 to $55.1 million in 2000 and $122.2 million in 2001.

        We earned royalties in 2001 on sales of ALLEGRA® (fexofenadine HCl), a non-sedating antihistamine, and on sales of XYZAL™/XUSAL® (levocetirizine), an antihistamine sold outside the United States. In December 2001, Schering Plough Corporation, referred to in this report as Schering, announced that CLARINEX® (desloratadine) 5 mg tablets had received marketing clearance from the FDA. Schering commercially launched CLARINEX in 2002, and we are now entitled to earn royalties on sales of CLARINEX.

Self-Marketed Products and Product Candidates

Respiratory—Asthma

        XOPENEX (levalbuterol HCl).    In May 1999, we commercially introduced levalbuterol HCl, which we market under the name XOPENEX, for the treatment of reversible bronchospasm, or asthma. We currently market XOPENEX inhalation solution for nebulizer use in dosage strengths of 0.63 mg and 1.25 mg. XOPENEX is the first pharmaceutical product that we developed and commercialized.

        In January 2002, the FDA approved XOPENEX for the treatment or prevention of bronchospasm in children six to eleven years old. We began marketing XOPENEX for use in a nebulizer at dosage strengths of 0.31 mg and 0.63 mg for pediatric patients in March 2002.

        We are developing additional delivery formulations for XOPENEX. Currently, we are conducting large-scale Phase III studies for XOPENEX in a hydrofluoroalkane, or HFA, metered dose inhaler, or MDI, in children, adolescents and adults. In January 2002, we announced a scale-up and manufacturing collaboration with 3M Drug Delivery Systems, referred to in this report as 3M, for a XOPENEX HFA MDI. The collaboration combines XOPENEX with 3M's expertise in manufacturing MDIs, the device most commonly used by patients for the treatment of asthma and chronic obstructive pulmonary disease, or COPD, using HFA technology.

        We sell XOPENEX in the United States through our direct sales force and through a co-promotion agreement with Ross Products Division of Abbott Laboratories. Abbott's Ross Products Division provides coverage for marketing of XOPENEX to pediatricians in the United States through its sales force of over 500 professionals. The Ross Products Division coverage supplements our approximately 480 person direct sales force, approximately 250 of whom were hired in February 2002, that markets XOPENEX to hospitals, pulmonologists, allergists and primary care physicians. All sales are for our account and Abbott receives a commission on sales into the pediatric market. The agreement is for a term of six years but can be terminated earlier by Abbott if we do not achieve specified development or sales objectives.

        (R,R)-Formoterol.    (R,R)-formoterol is the single-isomer of formoterol, which is marketed under the brand names FORADIL and ATOCK. FORADIL is marketed in Canada and Europe by Novartis, and ATOCK is marketed in Japan by Yamanouchi Pharmaceuticals. (R,R)-formoterol inhalation solution is our pharmaceutical candidate for the treatment of bronchoconstriction caused by asthma or COPD. Clinical studies indicate that (R,R)-formoterol has the potential to provide rapid onset of relief as well as long duration of action. In September 2001, we began Phase III studies of (R,R)-formoterol inhalation solution for the treatment of bronchospasm in patients with obstructive airway disease.

        In our Phase II program for obstructive airway disease, including asthma and COPD, (R,R)-formoterol exhibited a rapid onset of action comparable to the short-acting bronchodilator, VENTOLIN, as well as a duration of action of up to 24 hours in all studies. In a Phase II 340-patient, multi-dose asthma trial, (R,R)-formoterol, at a range of doses tested, significantly improved lung function (p<0.001 versus placebo). These changes, measured as forced expiratory volume in one second, or FEV1, increases from baseline, ranged from 24 to 27 percent. In these studies (R,R)-formoterol had a duration of action of up to 24 hours with a side effect profile comparable to other beta-agonists. Currently marketed long-acting beta-agonists require twice-a-day dosing and are not currently available as an inhalation solution. If successfully developed and approved, we intend to market (R,R)-formoterol through our direct sales force.

Respiratory—Allergies

        SOLTARA (tecastemizole).    In March 2001, we submitted an NDA to the FDA for SOLTARA brand tecastemizole, formerly known as norastemizole, 15 mg and 30 mg capsules for the treatment of allergic rhinitis. We announced in May 2001 that the FDA accepted and filed the NDA for review. The NDA contained data from seven large-scale allergic rhinitis studies, more than 30 smaller clinical studies and 200 preclinical studies. Our clinical studies included patients with seasonal and perennial allergic rhinitis. In these studies, over 3,700 subjects were treated with SOLTARA at doses ranging from 2 mg to 300 mg. In addition to SOLTARA capsules, we are developing a SOLTARA pseudoephedrine combination product for the treatment of allergic rhinitis, and SOLTARA in a syrup and a rapidly dissolving tablet form. We anticipate selling SOLTARA, if approved, through our direct sales force.

        On March 7, 2002, the FDA issued a "not approvable" letter for the NDA for SOLTARA™ brand tecastemizole 15 mg and 30 mg capsules. We have requested a meeting with the FDA to discuss requirements for the resolution of the issues identified by the FDA. We are unable to predict when, if ever, we will be able to commence sales of SOLTARA. However, we believe that if we were to receive FDA approval, sales would not commence until at least mid-2003.

Central Nervous System—Sleeping Disorders

        Eszopiclone.    In October 1999, we entered into an agreement with Rhone-Poulenc Rorer SA, referred to in this report as RPR, a unit of Rhone-Poulenc SA, now Aventis, under which we exclusively licensed RPR's preclinical, clinical and post-marketing surveillance data package relating to zopiclone and its isomers and metabolites, to develop, make, use and sell eszopiclone, formerly known as (S)-zopiclone and esopiclone, in the United States. Zopiclone is marketed by Aventis under the brand names of IMOVANE and AMOBAN, and is available in approximately 80 countries worldwide and has never been marketed in the United States. We have completed 19 clinical studies, including three pivotal Phase III studies, of eszopiclone, for the treatment of chronic and transient insomnia, or sleep disorders. In these studies more than 2,000 subjects were treated and the drug was successful in achieving the targeted endpoints of hypnotic efficacy and safety. In response to issues raised by the FDA regarding completeness of our NDA for eszopiclone, we are conducting additional preclinical studies to support use of RPR's preclinical data package, including carcinogenicity studies. Assuming favorable results from the ongoing studies, we anticipate submitting an NDA for eszopiclone to the FDA, in 2002, which, if approved, we would market under the name ESTORRA.

Central Nervous System—Psychiatry/Neurology

        (R)-Sibutramine metabolite.    The (R)-sibutramine metabolite is a single isomer metabolite of sibutramine. Sibutramine is marketed under the brand name MERIDIA by Knoll Pharmaceuticals Co., a division of BASF AG, for the treatment of obesity. We are currently conducting large scale, Phase II studies of the (R)-sibutramine metabolite for the treatment of depression and attention deficit hyperactivity disorder, or ADHD. The (R)-sibutramine metabolite has been shown in preclinical studies to have potent activity at all three monoaminergic reuptake sites, which include serotonin, norepinephrine and dopamine. We believe this unique triple mechanism of action may provide a broader spectrum of therapy than other currently marketed antidepressants. Initial Phase I studies have indicated that the drug is bioavailable and well tolerated.

Central Nervous System—Anxiety

        SEP174559.    SEP174559 is a single isomer of an active metabolite of zopiclone. In 2001, we submitted an IND to the FDA for SEP174559. We have initiated a Phase I clinical study of SEP174559 for the treatment of acute and chronic anxiety. Preclinical data suggests that SEP174559 has the potential to provide a rapid onset of action with less sedation than currently marketed anxiolytics for acute anxiety.

Other—Hypertension

        (S)-Amlodipine.    In 2001, we submitted an investigational new drug application, or IND, to the FDA for (S)-amlodipine. We have initiated a Phase I clinical study of (S)-amlodipine, an isomer of amlodipine, for the treatment of hypertension. Amlodipine is marketed by Pfizer Inc. as NORVASC and is the leading calcium antagonist used for the treatment of hypertension and angina. Preclinical models have indicated that (S)-amlodipine could be effective for the treatment of hypertension and may provide significantly less peripheral edema, which is swelling of the legs and ankles, than amlodipine.

Urology

        (S)-Oxybutynin.    (S)-Oxybutynin is a single isomer of oxybutynin. Oxybutynin is marketed by Alza under the brand name DITROPAN® for the treatment of urge urinary incontinence. We are studying (S)-oxybutynin for the treatment of overactive bladder. Phase II clinical studies that we conducted suggest that (S)-oxybutynin may provide relief for symptoms of urge and frequency urinary incontinence with reduced side effects, such as dry mouth, as compared to the parent compound.

        In June 2001, we began a Phase III study of (S)-oxybutynin in a sustained-release formulation for the treatment of overactive bladder. This study is expected to include approximately 850 patients at 70 sites throughout the United States. In a previously completed, large-scale Phase IIB study, (S)-

oxybutynin, administered at 120 mg three times a day, or TID, resulted in significant improvements in daily micturition symptoms, and an improved tolerability profile, specifically dry mouth, compared with immediate release DITROPAN at 5 mg TID. Earlier in 2001, we successfully completed a pharmacokinetic and pharmacodynamic analysis of (S)-oxybutynin. Based on this analysis, the sustained release formulation is designed to provide a more constant level of drug therapy and should permit once-a-day dosing with less peak to trough variability and an improved therapeutic profile.

        (S)-Sibutramine metabolite.    The (S)-sibutramine metabolite is a single isomer of a metabolite of sibutramine. Sibutramine is marketed under the brand name MERIDIA by Knoll Pharmaceutical Co. for the treatment of obesity. We are currently conducting Phase II studies of (S)-sibutramine metabolite for the treatment of male sexual dysfunction. Preclinical models have shown the (S)-sibutramine metabolite to be a potent dopamine and norepinephrine reuptake inhibitor with the potential to improve erectile and ejaculatory dysfunction. We also plan to study the (S)-sibutramine metabolite for the treatment of female sexual dysfunction.

Other Product Candidates

        Our other product candidates include: (S)-doxazosin, (S)-lansoprazole and (-) pantroprazole. However, we are not currently conducting preclinical or clinical trials for these product candidates.

Product Candidate Priorities in 2002

        In 2002, we will focus the majority of our resources on advancing those product candidates which are closest to NDA submission. These include:

  •
  SOLTARA (tecastemizole)—Pending the outcome of an upcoming meeting with the FDA surrounding the recent "not-approvable" letter;

  •
  ESTORRA (eszopiclone)—We anticipate, pending the outcome of Phase III clinical trials, advancing from Phase III clinical trials to an NDA filing;

  •
  (R,R)-Formoterol—We expect to continue Phase III clinical trials;

  •
  (S)-Oxybutinin—We expect to continue Phase III clinical trials;

  •
  XOPENEX—MDI—We expect to continue Phase III clinical trials;

  •
  (S)-Amlodipine—We expect to continue Phase I clinical studies and, pending the outcome of these studies, anticipate moving into Phase II clinical studies.

Partnered Products and Product Candidates

        Aventis for Fexofenadine.    In July 1993, we licensed to Hoechst Marion Roussel, Inc., now Aventis, and referred to in this report as Aventis, our U.S. patent rights covering fexofenadine. In October 1996, Aventis introduced ALLEGRA (fexofenadine hydrochloride). In 1999, we amended our agreement with Aventis. Pursuant to the 1999 amendment, we assigned to Aventis our U.S. patent relating to fexofenadine and licensed to Aventis certain U.S. patent applications relating to fexofenadine. Under the terms of a separate agreement, Aventis obtained an exclusive license to our fexofenadine patents that had been the subject of litigation in Europe, and various other patent oppositions between the two companies outside the United States. Since March 1, 1999, we have been entitled to receive royalties on fexofenadine product sales in countries where we have patents related to fexofenadine. In the first quarter of 2000, Aventis received approval from the FDA to market a new dosage form of ALLEGRA in the United States. We have been entitled to receive royalties on any fexofenadine sales in the United States since Aventis's composition of matter patent in expired February 2001. We are currently receiving royalties from Aventis for sales of ALLEGRA in the United States, Japan, Canada, Australia

and in certain European Union, or EU, member states. We will be entitled to receive royalties on sales in additional countries where we hold patents related to fexofenadine.

        Schering-Plough Corporation for Desloratadine.    In December 1997, we licensed to Schering-Plough Corporation, referred to in this report as Schering, worldwide rights to develop and market desloratadine, an active-metabolite of loratadine. Loratadine is marketed by Schering as CLARITIN, a leading nonsedating antihistamine. In the fourth quarter 2000, Schering announced three new NDA submissions for desloratadine. In January 2001, Schering announced that the European Commission of the EU granted marketing authorization for desloratadine as a nonsedating treatment of seasonal allergic rhinitis, or SAR, in adults and children 12 years of age and older. Desloratadine is marketed in the EU by Schering under the brand names AERIUS™ and NEOCLARITYN™. This marketing authorization is valid in all 15 EU member states. Schering has announced that it is also seeking marketing approval in Europe for other indications. On January 19, 2001, Schering received an approvable letter from the FDA for desloratadine. On February 15, 2001, Schering announced that the FDA had issued reports citing deficiencies concerning Schering's compliance with current Good Manufacturing Processes, or GMPs, and that the FDA had advised Schering that GMP deficiencies must be resolved prior to the FDA granting approval of desloratadine. In December 2001, Schering announced that CLARINEX brand desloratadine 5 mg tablets had received marketing clearance from the FDA for the treatment of SAR in adults and children 12 years of age and older. In February 2002, Schering announced that the FDA had approved CLARINEX tablets for the treatment of chronic idiopathic urticaria (CIU), which is hives of unknown cause, in adults and children 12 years of age and older. Under the license agreement with Schering, we are entitled to receive royalties on sales of all formulations of desloratadine upon product launch in countries in which we hold patents.

        UCB for Levocetirizine.    In June 1999, we licensed to UCB Farchim SA, referred to in this report as UCB, all of our issued patents and patent applications covering levocetirizine, a single isomer of UCB's antihistamine ZYRTEC, to develop, market and sell levocetirizine as a nonsedating antihistamine worldwide, except in the United States and Japan. In January 2001, UCB announced that it obtained approval to market levocetirizine in Germany. In September 2001, UCB announced that the EU member states granted a positive opinion for levocetirizine for the treatment of symptoms of SAR, perennial allergic rhinitis and chronic idiopathic urticaria, or hives, in adults and children aged six years of age and older. UCB has marketed levocetirizine under the brand names XUSAL™ and XYZAL in Germany since February 2001, and in 4 other EU member state countries during the forth quarter of 2001. UCB has received regulatory approval in 9 other countries where will be entitled to earn royalties on sales upon launch, which is expected to be in 2002. Under the agreement, we are entitled to royalties on sales of all formulations of levocetirizine in countries where we have issued patents, and royalties will escalate upon achievement of sales volume milestones.

        Janssen Pharmaceutica for Ticalopride.    In July 1998, we entered into a development and license agreement with Janssen Pharmaceutica, N.V., a wholly-owned subsidiary of Johnson & Johnson, referred to in this report as Janssen, relating to ticalopride, formerly known as (+)-norcisapride. Ticalopride is an isomer of the active metabolite of cisapride. Cisapride is marketed by Janssen as PROPULSID for the treatment of nocturnal heartburn due to gastro esophageal reflux disease, commonly referred to as GERD. Under the terms of the agreement, Janssen has worldwide exclusive rights to develop and market products containing ticalopride. In the second quarter of 2001, we were notified by Janssen that it was suspending two Phase II trials to evaluate the efficacy and safety of ticalopride in subjects with GERD or gastroparesis pending further analysis of a small number of adverse events reported in patients with GERD and diabetic patients. We continue to work with Johnson & Johnson to assess the data from the suspended Phase II trials of ticalopride.

        Eli Lilly and (R)-Fluoxetine.    In December 1998, we announced an exclusive license agreement with Eli Lilly and Company, referred to in this report as Lilly, relating to development and commercialization of (R)-fluoxetine, an isomer of fluoxetine, which is marketed by Lilly as PROZAC®. On October 19, 2000, we announced that Lilly had terminated its exclusive license agreement with us regarding (R)-fluoxetine. Based on a review of the available clinical data, (R)-fluoxetine, at the highest dose tested, demonstrated a small but statistically significant increase in QTc interval, a heart wave abnormality. Based on this finding, the development timetable would need to be extended, and we believe an NDA submission for (R)-fluoxetine would be delayed by at least two years. Given the extended development timetable and an assessment of the competitive environment, we have elected not to pursue the development of (R)-fluoxetine at this time.

Drug Discovery

        We continue our research in discovering novel compounds in the areas of pain management and treatments for central nervous system, or CNS, disorders. In this program, we are seeking to discover novel compounds unrelated to existing commercial compounds which we believe may have the potential to provide benefits over existing treatments or address unmet medical needs.

        We have entered into partnerships that allow us access to novel molecular targets. For both known biological and new genomic-identified drug targets, we design relevant assays in high-throughput screening formats. We use combinatorial chemistry techniques to produce libraries of novel compounds for screening. When a lead is discovered, we design and synthesize focused libraries utilizing directed combinatorial techniques. By using this technology, we have identified a number of lead compounds applicable to the treatment of pain and CNS disorders, such as depression, ADHD, anxiety and schizophrenia.

        We are currently conducting research on a number of new drug candidates. Our early-stage lead compounds include SEP167864 for acute and chronic severe pain (parenteral/transdermal) and SEP174603, a potent analgesic, or pain reducer, which has, in preclinical models, shown less respiratory and CNS depression, constipation and nausea than leading opiate analgesic products. While further extensive studies and clinical work are required to assess the efficacy and safety profile of these compounds, we believe that one or more of our candidates may provide potent pain treatments for cancer patients, be well tolerated and also offer pharmacoeconomic advantages by reducing the length of time patients spend in the hospital after surgery.

Subsidiary/Related Party

BioSphere Medical, Inc.

        In 1994, we established and independently financed BioSepra Inc. as a subsidiary through an initial public offering of its common stock. From 1994 to 1999, the company operated as BioSepra Inc., developing proprietary microsphere beads used as chromatography media in the production of pharmaceuticals.

        In February 1999, BioSepra determined that it would refocus on embolotherapy, which is the occlusion of the blood supply to fibroids and vascular defects. BioSepra sold its chromatography business and acquired a 51% interest in French-based BioSphere Medical, S.A., referred to as BioSphere France, with an option to purchase the remaining 49% interest, and changed its corporate name to BioSphere Medical, Inc. The acquisition enabled BioSphere to gain ownership of product know-how and European regulatory approval of Embosphere® Microspheres.

        In July 2001, we sold 2,000,000 shares of our BioSphere common stock in a public offering in which BioSphere also sold 2,000,000 shares of its common stock at a price to the public of $11.00 per share. In August 2001, the underwriters exercised their over-allotment option to purchase an additional 600,000 shares of our BioSphere common stock at a price to the public of $11.00 per share. In connection with these sales, we received net proceeds, after offering costs, from the sales of approximately $26,526,000 and recognized a gain of approximately $23,034,000. Effective as of July 3, 2001, we began recording our investment in BioSphere under the equity method. We recorded $1,601,000 as our share of BioSphere losses under the equity method in 2001. At December 31, 2001, our ownership in BioSphere was approximately 25%.

HMSR, Inc. (formerly HemaSure Inc.)

        In 1994, we established and independently financed HemaSure Inc. as a subsidiary. Through two public offerings of HemaSure's common stock, HemaSure was initially a subsidiary, and ultimately became a related party of Sepracor. HemaSure has been applying its proprietary filtration technology to develop products to increase the safety of donated blood and to improve certain blood collection and transfusion procedures

        In February 2001, HemaSure signed an asset purchase agreement with Whatman plc. HemaSure stockholders approved the transaction at a special meeting of stockholders held in May 2001. In May 2001, HemaSure completed the sale of all of HemaSure's assets, except for cash, cash equivalents and marketable securities, subject to certain exceptions as defined in the agreement, to Whatman Bioscience Inc., a Massachusetts corporation and a subsidiary of Whatman plc. At December 31, 2001 our investment in HemaSure was recorded at zero and our ownership was approximately 23%. Following the sale, HemaSure changed it corporate name to HMSR, Inc.

        In November 2001, HMSR, Inc. announced that it had signed a definitive agreement to merge with Point Therapeutics, Inc. Following the merger, HMSR's current stockholders will own approximately 23% of the combined company. HMSR's stockholders voted to approve the merger at a stockholder meeting held in March 2002.

Investment in Versicor

        Versicor Inc. was formed as a majority-owned subsidiary of Sepracor in May 1995 to develop novel drug candidates principally for the treatment of infectious diseases.

        We consider our investment in Versicor as an available-for-sale security and as such have marked-to-market our investment at the December 31, 2001 market price of $20.25 per share, which resulted in us recording an unrealized gain of $22,889,000 as a separate component of stockholders' equity for the year ended December 31, 2001. At December 31, 2001, our ownership in Versicor was approximately 8%.

Research and Development

        Our research and development activities are primarily directed toward discovering and developing potentially improved versions of widely-prescribed drugs.

        Our total research and development expenses were $231,278,000, $170,759,000 and $122,400,000, for 2001, 2000 and 1999, respectively. Our spending during the past three years has centered on advancing our drug candidates through clinical trials with the majority of funds being expended on programs closest to NDA submission. Over the three year period ended December 31, 2001, our principal research and development programs were for development of levalbuterol (HCl), tecastemizole (formerly norastemizole), which we intend to market under the name SOLTARA, if approved, eszopiclone (formerly zopiclone and esopiclone), oxybutynin and formoterol. On March 7, 2002, the FDA issued a "not-approvable" letter for SOLTARA brand tecastemizole, 15 mg and 30 mg capsules, for the treatment of allergic rhinitis.

        Collaborative research and development revenues totaled $0, $3,573,000 and $2,390,000 in 2001, 2000 and 1999, respectively.

        In 2002, we expect research and development expenditures to increase significantly over 2001, as we seek to further develop our late stage portfolio of pharmaceuticals and drug candidates.

Marketing and Sales

        We market and sell our products through our direct and third party sales forces, arrangements with corporate marketing partners and out-licensing of product rights in exchange for royalties. We believe that corporate partnering arrangements allow us to use the partner's marketing expertise to market our drug candidates more quickly. We currently have agreements with Schering, Aventis, Janssen and UCB. In each of these agreements, we are dependent upon the efforts, including marketing and sales efforts of our partners, and these efforts may not be successful.

        We have established a direct sales force to market our single isomer of albuterol, XOPENEX, which we introduced in 1999. As of December 31, 2001, we had approximately 223 people in our sales force. Since December 31, 2001, we expanded our direct sales force to approximately 480.

        We have also established a contract sales arrangement with Abbott's Ross Products Division, which promotes XOPENEX to pediatricians in the United States through its sales force of over 500 professionals. All sales are for our account and Abbott receives a commission on sales to the pediatric market.

        As we continue to enter into co-promotion arrangements or market and sell additional products directly, we will need to significantly expand our direct sales force, which will require significant management and financial resources. Our business and future operating results will depend in significant part upon our ability to attract and retain skilled sales and marketing personnel. Competition for these personnel is intense, and we may not be successful in attracting or retaining personnel. We may not be successful in building a marketing staff or sales force, establishing a marketing staff or sales force may not be cost-effective and our sales and marketing efforts may not be successful.

        Our product is primarily sold to wholesalers and retail pharmacy chains. In the pharmaceutical industry there are a limited number of major wholesalers and retail chains and there is currently a great deal of consolidation among companies in the industry. Therefore, as is typical in the industry, a few customers make up a significant part of our overall revenue. Also our terms of sale typically allow for the return of unused product up to one year after product expiration.

        Royalty revenue received from Aventis for sales of ALLEGRA represented approximately 17% of our total revenues in 2001. Product sales of XOPENEX to McKesson, Cardinal Health and Bergen Brunswig represented approximately 17%, 15% and 12%, respectively, of our total revenues in 2001. No other customer accounted for more than 10% of our revenues in 2001.

        We currently distribute all of our XOPENEX product from CORD Logistics, a subsidiary of Cardinal Health, Inc., based near Nashville, Tennessee. If additional product candidates of ours become approved for sale, we will need to either distribute the drugs ourselves or distribute through third party vendors for the near future. Our expectation is to continue to distribute through third party vendors. These third party distributors may not ship product on a timely, consistent basis, which could adversely affect our sales and our reputation.

        In 2002, we expect marketing and sales expenditures to increase significantly over 2001 as a result of our increased sales force.

Manufacturing

        We prepare our drug compounds primarily at our laboratories in Marlborough, Massachusetts. We also own and operate a current GMP-compliant 39,000 square foot fine chemical manufacturing facility in Windsor, Nova Scotia, which we believe has sufficient capacity to support the production of our drugs in quantities required for our clinical trials. If additional product candidates of ours become approved for sale, we will need to either manufacture the drugs ourselves or license the manufacturing and marketing rights to third parties. While we believe that we have the capability to scale up our manufacturing process to support the production in commercial quantities of certain of the drugs that we intend to market and sell directly, we must contract out to third party manufacturers the production of a substantial portion of those drugs. If SOLTARA brand tecastemizole is commercialized, for example, we will have its active pharmaceutical ingredient, or API, produced through one third-party manufacturer and we will have the API manufactured into a final packaged product by another third-party manufacturer.

        Automatic Liquid Packaging, which is a division of Cardinal Health, Inc., is currently the sole finished goods manufacturer of our product XOPENEX. If Automatic Liquid Packaging experiences delays or difficulties in producing, packaging or delivering XOPENEX, our XOPENEX sales and our reputation could be adversely affected. Furthermore, if we are required to change manufacturers, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with all applicable regulations and guidelines. The delays associated with the verification of a new manufacturer could negatively affect our ability to produce XOPENEX in a timely manner or within budget. Prior to December 31, 2001, we were obligated to purchase from ChiRex Inc., a Delaware corporation, all of the pharmaceutical active ingredients, other than commercial quantities that we are capable of producing at our Nova Scotia manufacturing plant, for those drugs that we intend to directly market and sell, subject to certain pricing, supply and quality control conditions. This agreement expired as of December 31, 2001.

Competition

        Our principal competitors are generic drug companies that seek to market the racemic mixture of a compound following expiration of the innovator's composition-of-matter patent and pharmaceutical companies that develop new therapies to treat the disease indications that we are targeting. We expect that these companies will seek to compete against our products with lower pricing, which could adversely affect the prices we charge. In addition, any drug developed by us is likely to encounter competition from the original brand-name parent drug, potentially in a generic form, following expiration of the innovator's patent. Many competitors and potential competitors have substantially greater resources, manufacturing and marketing capabilities, research and development staff and production facilities than us.

        In the antihistamine market, if SOLTARA brand tecastemizole is approved, we will face intense competition from established products such as CLARITIN, CLARINEX, ALLEGRA and ZYRTEC®. These products are established and currently dominate the market share for prescription antihistamines. The marketing of antihistamine products appears to be driven by direct-to-consumer advertising and therefore is very costly. It will take a large amount of financial resources to launch a drug in this market. Additionally, there is uncertainty relating to possible changes in the market with much discussion about allergy products possibly being sold without a prescription, as discussed below under the heading "Government Regulation." Finally, this market has the strong possibility of drugs with large market share moving off patent and becoming generic drugs as early as the latter part of 2002, thus increasing the price competition among antihistamines, as discussed below under the heading "Government Regulation".

        In our ICE program, we expect to compete primarily by obtaining use patents on the single isomer or active metabolites of existing, widely-sold drugs and by demonstrating, through preclinical and clinical tests, that such single isomer or active metabolite compounds offer benefits over the parent compounds, such as reduced side effects, improved therapeutic efficacy, new indications or improved dosage forms. Any such patents obtained by us, if valid and enforceable, should exclude others from marketing the compound for the indications claimed in our issued use patents.

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

        Human therapeutics are generally subject to rigorous preclinical and clinical testing. The standard process required by the FDA before a drug may be marketed in the U.S. includes:

  •
  preclinical laboratory tests and animal studies of toxicity and, often, carcinogenicity;

  •
  submission to the FDA of an IND application, which must be accepted before human clinical trials may commence;

  •
  adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug for its intended indication;

  •
  submission to the FDA of an NDA; and

  •
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

        Typically, clinical evaluation involves a three-phase process. In Phase I, the initial introduction of the drug to humans, the drug is tested for safety, or adverse effects, dosage tolerance, absorption, distribution, metabolism and excretion. Phase II involves studies in a limited patient population to:

  •
  determine the efficacy of the drug for specific targeted indications;

  •
  determine dosage tolerance and optimal dosage; and

  •
  identify possible adverse effects and safety risks.

        When a compound is found to be effective and to have an acceptable safety profile in Phase II evaluations, Phase III trials are undertaken to evaluate further clinical efficacy and to test further for safety within an expanded patient population at geographically dispersed clinical study sites. The process of completing clinical testing, obtaining FDA regulatory approval and commencing commercial marketing is likely to take a number of years. We may not successfully complete Phase I, Phase II or Phase III testing within any specified time period, if at all, with respect to any of our products subject to this testing. Even if we successfully complete clinical testing and the FDA accepts an NDA for filing, the FDA may determine not to approve an NDA. Furthermore, the FDA may not accept our evidence that a particular product meets our claims of superiority.

        FDA regulations pertain not only to healthcare products, but also to the processes and production facilities used to produce such products. Although we have designed the required areas of our U.S. facility to conform to current good manufacturing practices, or GMP, the FDA will not review the facilities for compliance until we produce a product for which we are seeking FDA commercial approval. Environmental legislation provides for restrictions and prohibitions on releases or emissions of various substances produced in, and waste by-products from, our operations.

        The FDA also imposes requirements relating to the marketing of drug products after approval, including requirements relating to the advertising and promotion of drug products to buyers and the reporting to the FDA of adverse drug experiences known to companies holding approved applications. Our failure to adhere to these requirements could lead to regulatory action by the FDA. Information reported to the FDA in compliance with these requirements could cause the FDA to withdraw drug approval or to require modification of labeling, for example to add warnings or contraindications. The

FDA has the statutory authority to seek judicial remedies and sanctions and to take administrative corrective action for violation of these and other FDA requirements and standards.

        The cost of pharmaceutical products is continually being investigated and reviewed by various government agencies, legislative bodies and private organizations in the United States and throughout the world. In the United States, most states have enacted generic legislation permitting, or even requiring, a dispensing pharmacist to substitute a different manufacturer's generic version of a pharmaceutical product for the one prescribed. Federal and state government agencies continue to advance efforts to reduce costs of Medicare and Medicaid programs, including restrictions on the amounts that agencies will reimburse for the use of products. We also are required to pay certain statutorily defined rebates on Medicaid purchases for reimbursement on prescription drugs under state Medicaid plans. The Veterans Health Care Act of 1992 requires manufacturers to extend additional discounts on pharmaceutical products to various federal agencies, including the Department of Veteran Affairs, Department of Defense and other Public Health Service entities.

        We are also required by governmental regulatory agencies to pay substantial fees relating to the approval, manufacture and sale of proprietary prescription drugs.

        In May 2001, an advisory panel to the FDA recommended that the FDA allow certain popular allergy medications to be sold without a prescription. The FDA may or may not accept the recommendation of the advisory panel. At least one pharmaceutical company has submitted an application to the FDA seeking approval to sell these allergy medications without a prescription. If the FDA approves this or other applications, our business may be adversely affected because royalty revenues may be reduced and the market for prescription allergy drugs, may be adversely affected.

        We expect debate to continue during 2002 at the federal and state level over the availability and method of delivery and payment for pharmaceutical products. We believe that if certain legislation is enacted, it could have the effect of reducing prices or limiting price increases of pharmaceutical products.

        At this time it is not possible to predict the extent to which we, or the pharmaceutical industry in general, might be impacted by these issues discussed above.

Patents and Proprietary Technology

        We and our affiliates and subsidiaries have filed patent applications in the United States and selected other countries relating to compositions of, methods of making, and methods of single isomer or metabolite compounds, and chiral synthesis and separations. In addition, we have licensed from third parties certain rights under various patents and patent applications.

        To the extent that we invent or discover a new, useful and non-obvious invention and file a U.S. patent application for such invention, a composition or method-of-use patent may be issued. We have been issued U.S. patents on the use of single isomers or active metabolites of currently marketed drugs. We are currently pursuing a policy of aggressively seeking patent protection for the use of single-isomers and active metabolites of certain existing drugs.

        Many of the compounds that we are investigating or developing may be subject to patents held by third parties. There may be foreign equivalents to these third party patents, the scope and expiration of which may vary from country to country. Even if we are issued a patent for the use of a single isomer or active metabolite that is currently claimed by one or more third party patents, products based on any such patent issued to us may not be sold until all of such third party patents expire unless a license is obtained to such third party patents or such third party patents are determined to be invalid, unenforceable, or not infringed by a court of proper jurisdiction. In addition, there may be pending additional third party patent applications covering our drugs in development which, if issued, may preclude the sale of our drug.

Employees

        On March 1, 2002, we and our wholly-owned subsidiaries employed 930 persons. Of these 930 employees, 232 were primarily engaged in research, development and engineering activities, 38 were primarily engaged in manufacturing, 480 were engaged in direct sales and the remainder were primarily engaged in marketing, sales administration, finance and accounting and corporate administration.

Item 2. Properties.

        Our facilities are located in Marlborough, Massachusetts and Windsor, Nova Scotia. In Massachusetts, we lease a total of 143,195 square feet of space in four buildings, approximately 5,000 square feet of which is devoted to manufacturing operations and the remainder to research and development and administration. The four leases currently in effect extend to June 2002 for 21,000 square feet, June 2002 for 20,903 square feet, June 2007 for 32,477 square feet and June 2007 for 68,815 square feet. In Nova Scotia, our primary manufacturing location is a 39,000 square-foot fine chemical manufacturing facility located on a four-acre site in Windsor, Nova Scotia. We acquired the facility in March 1994. Production at the Nova Scotia facility began in February 1995.

        In January 2001, we signed a lease to occupy approximately 192,600 square feet of office and research and development space in a facility to be built in Marlborough, Massachusetts. The lease, which is contingent upon the completion of the building, will include an option for us to lease two additional buildings that will be constructed on the same site. We are financing the construction of the initial building through a loan to the developer of the site and will have a right to buy the entire site outright beginning in June 2002. Occupancy is expected to occur in June 2002. If we elect to purchase the site, we will be required to expend a significant amount of our cash. If we attempt to purchase the site with a third-party mortgage, we may not be successful in securing the mortgage, and, if we are successful, we will be adding additional debt to our balance sheet.

Item 3. Legal Proceedings.

        We are not currently party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

        No matters were submitted to a vote of our security holders, through solicitation of proxies or otherwise, during the last quarter of the year ended December 31, 2001.

EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table sets forth the names, ages and positions of our current executive officers as of December 31, 2001.

Name	Age	Position
Timothy J. Barberich	54	Chairman, Chief Executive Officer
William J. O'Shea	52	President, Chief Operating Officer
David P. Southwell	41	Executive Vice President, Chief Financial Officer and Secretary
Paul D. Rubin, M.D.	48	Executive Vice President, Drug Development and ICE Research
Robert F. Scumaci	42	Executive Vice President, Finance and Administration and Treasurer
James R. Hauske, Ph.D.	48	Senior Vice President, Discovery
Douglas E. Reedich, Ph.D.	44	Senior Vice President, Legal Affairs and Chief Patent Counsel

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

        Mr. O'Shea has served as our President and Chief Operating Officer since October 1999. Prior to joining Sepracor, Mr. O'Shea was Senior Vice President of Sales and Marketing and Medical Affairs for Zeneca Pharmaceuticals, a business unit of Zeneca, Inc. Mr. O'Shea joined Zeneca in the U.K. in 1975 and held management positions in the U.K. and the U.S. in the areas of international sales and marketing.

        Mr. Southwell has served as our Executive Vice President, Chief Financial Officer since October 1995 and served as our Senior Vice President and Chief Financial Officer from July 1994 to October 1995. From August 1988 until July 1994, Mr. Southwell was associated with Lehman Brothers Inc., a securities firm, in various positions with the investment banking division, most recently in the position of Vice President. Mr. Southwell is a director of BioSphere.

        Dr. Rubin has served as our Executive Vice President, Drug Development and ICE Research of Sepracor since January 1999. He was our Senior Vice President, Drug Development from April 1996 until January 1999. He was formerly Vice President and Worldwide Director of Clinical Pharmacology for Glaxo-Wellcome, a pharmaceutical company, from 1993 until 1996 and Vice President, Immunology and Metabolic Disease for Abbott Laboratories, a pharmaceutical company, from 1987 until 1993. Dr. Rubin was responsible for early clinical development of Glaxo-Wellcome's entire portfolio. While at Abbott Laboratories, Dr. Rubin was responsible for the development of the 5-lipoxygenase inhibitor, zileuton. Dr. Rubin is a director of Endorex Corp.

        Mr. Scumaci has served as our Executive Vice President, Finance and Administration since February 2001 and as our Treasurer since March 1996. He served as our Senior Vice President, Finance and Administration from March 1996 to February 2001 and as our Vice President and Controller from March 1995 until March 1996. From 1987 to 1994, Mr. Scumaci was employed by Ares-Serono Group, a multinational pharmaceutical company, most recently as Vice President, Finance and Administration of North American Operations. Previously, he was associated with Revlon and Coopers & Lybrand in various finance and accounting capacities.

        Dr. Hauske has served as our Senior Vice President, Discovery since October 1995. Prior to joining Sepracor, from June 1994 to October 1995, Dr. Hauske was employed by Arris Pharmaceuticals, a pharmaceutical company, as Director of Combinatorial Chemistry and Receptor Chemistry. Before joining Arris Pharmaceuticals, Dr. Hauske worked for Pfizer Central Research in Groton, Connecticut. While, at Pfizer, Dr. Hauske was a member of the project management team that discovered Pfizer's azamacrolide antibacterial, Zithromax.

        Dr. Reedich has served as our Senior Vice President, Legal Affairs and Chief Patent Counsel since January 1999 and has served as Sepracor's Chief Patent Counsel since June 1995. From October 1987 to June 1995, he was employed by 3M Company ("3M"), most recently as patent counsel for 3M's Pharmaceuticals Division.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

        Incorporated by reference from our 2001 Annual Report to Stockholders, which we refer to in this report as the "2001 Annual Report", under the headings "Supplemental Stockholder Information—Price Range of Common Stock" and "Supplemental Stockholder Information—Dividend Policy."

        On November 14, 2001, we sold $400 million in aggregate principal amount of 5.75% Convertible Subordinated Notes due 2006, which we refer to as the 5.75% Notes. The 5.75% Notes are convertible into shares of our common stock at a conversion price of $60.00 per share, subject to adjustment in certain circumstances. We may elect to automatically convert the 5.75% Notes on or prior to maturity under certain conditions. The offering was made through an initial purchaser to qualified institutional buyers under Rule No. 144A of the Securities Act of 1933, as amended.

        On December 27, 2001, we sold an additional $100 million in 5.75% Notes pursuant to exercise of the initial purchaser's over-allotment option granted by us in connection with the initial sale of the 5.75% Notes.

Item 6. Selected Financial Data.

        Incorporated by reference from our 2001 Annual Report under the heading "Sepracor Inc. Selected Financial Data."

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        Incorporated by reference from our 2001 Annual Report under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 7A. Quantitative and Qualitative Disclosure about Market Risk.

        Incorporated by reference from our 2001 Annual Report under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 8. Financial Statements and Supplementary Data.

        The financial statements filed as part of this Annual Report on Form 10-K are incorporated by reference from our 2001 Annual Report under the heading "Consolidated Financial Statements" and the notes thereto and are listed under Item 14 below.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        There have been no disagreements on accounting and financial disclosure matters.

PART III

Items 10-13.

        The information required for Part III in this Annual Report on Form 10-K is incorporated by reference from our definitive proxy statement for our 2002 Annual Meeting of Stockholders. Such information will be contained in the sections of such proxy statement captioned "Stock Ownership of Certain Beneficial Owners and Management," "Proposal 1—Election of Directors," "Board and Committee Meetings," "Compensation for Directors," "Compensation of Executive Officers," "Certain Relationships and Related Transactions," "Employment Agreements" and "Section 16(a) Beneficial Ownership Reporting Compliance." Information regarding our executive officers is also furnished in Part I of this Annual Report on Form 10-K under the heading "Executive Officers of the Registrant."

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)
The following documents are included or incorporated by reference from the 2001 Annual Report.

1.
The following financial statements (and related notes) of the Company are incorporated by reference from the 2001 Annual Report:

	Page*	Page**
Report of Independent Accountants	32	26
Consolidated Balance Sheets at December 31, 2001 and 2000	33	27
Consolidated Statements of Operations for the Years Ended December 31, 2001, 2000 and 1999	34	28
Consolidated Statements of Stockholders' Equity (deficit) and Comprehensive Income for the Years Ended December 31, 2001, 2000 and 1999	35	29
Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999	36	30
Notes to the Consolidated Financial Statements	37	31

*	Refers to page number of the 2001 Annual Report. The consolidated financial statements (and related notes) are incorporated by reference from the 2001 Annual Report.
**	Refers to page number of the Selected Portions of the 2001 Annual Report to Stockholders filed as Exhibit 13 to this Annual Report on Form 10-K.
  2.
  The schedule listed below and the Report of Independent Accountants on Financial Statement Schedule are filed as part of this Annual Report on Form 10-K:

Report of Independent Accountants on Financial Statement Schedule	S-1
Schedule II—Valuation and Qualifying Accounts	S-2

        All other schedules are omitted as the information required is inapplicable or the information is presented in the consolidated financial statements or the related notes.

  3.
  The Exhibits listed in the Exhibit Index immediately preceding the Exhibits filed as a part of this Annual Report on Form 10-K.

(b)
The following current reports on Form 8-K were filed by Sepracor during the quarter ended December 31, 2001:

(1.)
Current Report on Form 8-K filed on November 13, 2001;

(2.)
Current Report on Form 8-K filed on December 26, 2001.

        The following trademarks are mentioned in this Annual Report on Form 10-K:

        Sepracor, ICE, XOPENEX, SOLTARA and ESTORRA are trademarks of Sepracor. BioSphere and Embosphere are trademarks of BioSphere. HemaSure is a trademark of HemaSure. This Annual Report on Form 10-K also contains trademarks of other companies.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEPRACOR INC.
By:	/s/ TIMOTHY J. BARBERICH Timothy J. Barberich Chairman and Chief Executive Officer

Date: March 29, 2002

        Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ TIMOTHY J. BARBERICH Timothy J. Barberich	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2002
/s/ DAVID P. SOUTHWELL David P. Southwell	Executive Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)	March 29, 2002
/s/ ROBERT F. SCUMACI Robert F. Scumaci	Executive Vice President, Finance and Administration and Treasurer (Principal Accounting Officer)	March 29, 2002
/s/ JAMES G. ANDRESS James G. Andress	Director	March 29, 2002
/s/ DIGBY W. BARRIOS Digby W. Barrios	Director	March 29, 2002
/s/ ROBERT J. CRESCI Robert J. Cresci	Director	March 29, 2002
/s/ KEITH MANSFORD Keith Mansford	Director	March 29, 2002

/s/ JAMES F. MRAZEK James F. Mrazek	Director	March 29, 2002
/s/ ALAN A. STEIGROD Alan A. Steigrod	Director	March 29, 2002

REPORT OF INDEPENDENT ACCOUNTANTS ON
FINANCIAL STATEMENT SCHEDULES

To the Board of Directors of Sepracor Inc.

        Our audits of the consolidated financial statements referred to in our report dated January 21, 2002, except as to the information in Note V for which the date is March 27, 2002 appearing on page 32 of the 2001 Annual Report to Stockholders of Sepracor Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, based upon our audits and the reports of other auditors, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Boston, Massachusetts
January 21, 2002, except as to the information in
Note V for which the date is March 27, 2002

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged to Expenses	Charged to Other Accounts	Deductions(1)	Balance at End of Period
Year ended December 31, 2001 Accounts Receivable Reserves	$378,144	$65,277	$141,622	$—	$585,043
Year ended December 31, 2000 Accounts Receivable Reserves	$164,669	$59,327	$162,148	$(8,000)	$378,144
Year ended December 31, 1999 Accounts Receivable Reserves	$—	$174,853	$—	$(10,184)	$164,669

(1)
Collections and bad debt write-offs.

Exhibit Index

Exhibit No.	Exhibit Index Description
3.1(10)	Restated Certificate of Incorporation of the Registrant, as amended.
3.2(10)	Amended and Restated By-Laws of the Registrant.
4.1(1)	Specimen Certificate for shares of common stock, $.10 par value, of the Registrant.
4.2(7)	Global 7% Convertible Subordinated Debenture payable to Cede & Co. due 2005.
4.3(9)	Form of 5% Convertible Subordinated Debenture due 2007.
4.4(12)	Form of 5 3/4% Convertible Subordinated Note with Auto-Conversion Provision due 2006
(*)10.1(8)	The Registrant's 1991 Amended and Restated Stock Option Plan.
(*)10.2(7)	The Registrant's 1991 Director Stock Option Plan, as amended and restated.
(*)10.3(4)	The Registrant's 1996 Employee Stock Purchase Plan, as amended and restated.
(*)10.4(5)	The Registrant's 1997 Stock Option Plan.
(*)10.5(7)	The Registrant's 1998 Employee Stock Purchase Plan.
(*)10.6(8)	The Registrant's 1999 Director Stock Option Plan.
10.7(3)	Lease as to Marlboro Industrial Park, dated December 12, 1995, between Valerie A. Colbert, Trustee of Second Marlboro Development Trust under Declaration of Trust dated September 15, 1972, and the Registrant (the "Marlboro Lease").
10.8(5)	First Amendment to Marlboro Lease, dated February 1, 1997, and Second Amendment to Marlboro Lease, dated July 1, 1997.
10.9(7)	Technology Transfer and License Agreement dated as of January 1, 1994, between the Registrant and BioSepra Inc.
10.10(7)	Technology Transfer and License Agreement dated as of January 1, 1994, between the Registrant and HemaSure Inc.
10.11(7)	Technology Transfer and License Agreement, effective January 1, 1995, between the Registrant and SepraChem Inc.
(*)10.12(2)	Letter Agreement, dated June 10, 1994, between the Registrant and David Southwell.
(*)10.13(4)	Letter Agreement, dated February 23, 1996, between the Registrant and Paul D. Rubin.
(*)10.14(4)	Letter Agreement, dated February 23, 1995, between the Registrant and Robert F. Scumaci.
10.15(5)+	Agreement, dated as of December 5, 1997, by and between the Registrant and Schering-Plough Ltd.
10.16(5)+	License Agreement, dated January 30, 1998, by and between the Registrant and Janssen Pharmaceutica N.V.
10.17(6)+	Norcisapride Development and License Agreement, dated as of July 20, 1998, between Janssen Pharmaceutica N.V. and the Registrant.

10.18(7)+	Exclusive License Agreement by and between Eli Lilly and Company and the Registrant dated December 4, 1998.
10.19(7)	Indenture, dated as of December 15, 1998, between the Registrant and The Chase Manhattan Bank, as trustee, relating to the 7% Convertible Subordinated Debentures due 2005.
10.20(7)	Registration Rights Agreement, dated as of December 10, 1998, by and among the Registrant, Morgan Stanley & Co. Incorporated and Salomon Smith Barney, Inc.
10.21(8)	Assignment Agreement, dated as of August 25, 1999, by and between the Registrant and Georgetown University.
10.22(8)	Registration Rights Agreement, dated as of August 25, 1999, by and between the Registrant and Georgetown University.
10.23(9)	Indenture, dated as of February 14, 2000, between the Registrant and the Chase Manhattan Bank, as trustee, relating to the 5% Convertible Subordinated Debentures due 2007.
10.24(9)	Registration Rights Agreement, dated as of February 8, 2000, by and among the Registrant and Deutsche Bank Securities Inc.
10.25	Second Amended and Restated Revolving Credit Agreement Among Fleet National Bank, Sepracor Inc. and BioSphere Medical, Inc. dated as of December 22, 1999, as amended on February 14, 2000, November 8, 2001, November 13, 2001 and December 28, 2001.
10.26(9)+	License Agreement, dated August 31, 1999, by and between the Registrant and Hoechst Marion Roussel, Inc.
10.27(9)+	EX-US License Agreement, dated August 31, 1999, by and between the Registrant and Hoechst Marion Roussel, Inc.
10.28(9)+	License and Assignment Agreement, dated September 30, 1999, by and between the Registrant and Rhone-Poulenc Rorer SA.
10.29(9)+	License Agreement, dated May 27, 1999, by and between UCB Farchim S.A. and the Registrant.
10.30(9)+	Co-Promotion Agreement, dated as of November 18, 1999, by and between Ross Products Division of Abbott Laboratories Inc. and the Registrant.
(*)10.31(9)	Summary of Plan regarding "Parachute Payments" and Section 280G Gross-Up Payments.
(*)10.32(10)	The Registrant's 2000 Stock Incentive Plan.
10.33(11)	Lease, dated as of January 30, 2001, by and between Waterford Park, LLC and the Registrant.
10.34(11)	Loan Agreement (First Lien), dated as of January 30, 2001, by and between Waterford Park, LLC and the Registrant.
10.35(11)	Leasehold Mortgage and Security Agreement, dated as of January 30, 2001, from Waterford Park, LLC to the Registrant.
10.36(11)	Note dated January 30, 2001 by Waterford Park, LLC in favor of the Registrant in the principal amount of $20,860,000.
10.37(11)	Loan Agreement (Second Lien), dated as of January 30, 2001, between Waterford Park, LLC and the Registrant.
10.38(11)	Leasehold Mortgage and Security Agreement (Second Mortgage), dated as of January 30, 2001, from Waterford Park, LLC to the Registrant.
10.39(11)	Note dated January 30, 2001, by Waterford Park, LLC in favor of the Registrant in the principal amount of $6,458,597.
10.40(12)	Indenture dated as of November 14, 2001, between the Registrant and JP Morgan Chase Bank, as trustee.

10.41(12)	Registration Right Agreement, dated as of November 14, 2001, by and between the Registrant and Robertson Stephens, Inc.
(*)10.42	Letter Agreement, dated September 21, 1999, between the registrant and William James O'Shea.
10.43(++)	Agreement between Minnesota Mining and Manufacture Company, 3M Innovative Properties Company and the Registrant dated December 20, 2001.
13	Selected portions of the 2001 Annual Report to Stockholders (which shall be deemed filed only with respect to those portions specifically incorporated by reference herein).
21	Subsidiaries of the Company.
23.1	Consent of PricewaterhouseCoopers LLP.
23.2	Consent of Arthur Andersen LLP.
99.1	Report of Arthur Andersen LLP.
99.2	Letter from BioSphere Medical, Inc. to the Securities and Exchange Commission regarding confirmation of Arthur Andersen LLP representations.

  (*)
  Management contract or compensatory plan or arrangement filed as an exhibit to this Form pursuant to Item 14(c) of Form 10-K.
  (+)
  Confidential treatment granted as to certain portions.
  (++)
  Confidential treatment requested as to certain portions.

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

(10)
Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.

(11)
Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

(12)
Incorporated by reference from the Registrant's Registration Statement on Form S-3 (File No. 333-76502).

QuickLinks

Cautionary Statement Regarding Forward-Looking Statements
PART I
  Item 1. Business.
  Item 2. Properties.
  Item 3. Legal Proceedings.
  Item 4. Submission of Matters to a Vote of Security Holders.
EXECUTIVE OFFICERS OF THE REGISTRANT
PART II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.
  Item 6. Selected Financial Data.
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 7A. Quantitative and Qualitative Disclosure about Market Risk.
  Item 8. Financial Statements and Supplementary Data.
  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
PART III
  Items 10-13.
PART IV
  Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
SIGNATURES
REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS