Form 10-Q
period 2002-03-31
SEPRACOR INC /DE/
filed 2002-05-13
CIK 877357

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2002

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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Number of shares outstanding of the registrant's class of Common Stock as of May 7, 2002: 83,928,181 shares.

SEPRACOR INC.
INDEX

SEPRACOR INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)
(In Thousands)

	March 31, 2002	December 31, 2001
Assets
Current assets:
Cash and cash equivalents	$656,762	$715,082
Short-term investments	81,801	116,063
Accounts receivable, net	19,746	21,660
Inventories	8,309	9,773
Other current assets	13,845	10,395

Total current assets	780,463	872,973

Long-term investments	78,458	73,244
Property and equipment, net	53,276	43,846
Investment in affiliates	38,551	43,089
Patents, intangible assets and other assets, net	56,001	60,379

Total assets	$1,006,749	$1,093,531

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$10,149	$25,091
Accrued expenses	106,862	102,598
Notes payable and current portion of capital lease obligation and long-term debt	1,060	624
Other current liabilities	17,523	17,524

Total current liabilities	135,594	145,837

Long-term debt and capital lease obligation	1,576	1,436
Convertible subordinated debt	1,162,960	1,259,960

Total liabilities	1,300,130	1,407,233

Stockholders' equity (deficit):
Preferred stock	—	—
Common stock	8,172	7,806
Additional paid-in capital	701,136	562,341
Unearned compensation, net	(103)	(120)
Accumulated deficit	(1,032,207)	(917,402)
Accumulated other comprehensive income	29,621	33,673

Total stockholders' equity (deficit)	(293,381)	(313,702)

Total liabilities and stockholders' equity (deficit)	$1,006,749	$1,093,531

The accompanying notes are an integral part of the consolidated financial statements

SEPRACOR INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended
	March 31, 2002	March 31, 2001
Revenues:
Product sales	$46,777	$28,449
Royalties and other	10,071	5,491

Total revenues	56,848	33,940

Costs and expenses:
Cost of product sold	5,681	5,020
Cost of royalties and other	126	251
Research and development	61,521	49,507
Selling, marketing and distribution	43,328	20,349
General and administrative and patent costs	6,176	5,604

Total costs and expenses	116,832	80,731

Loss from operations	(59,984)	(46,791)

Other income (expense):
Interest income	5,134	9,124
Interest expense	(18,215)	(11,723)
Debt conversion expense	(40,956)	—
Equity in investee losses	(612)	—
Other income (expense)	(172)	235

Net loss before minority interest	(114,805)	(49,155)
Minority interest in subsidiary	—	1,125

Net loss	$(114,805)	$(48,030)

Basic and diluted net loss per common share	$(1.45)	$(0.63)
Shares used in computing basic and diluted net loss per common share:
Basic and diluted	79,295	76,473

The accompanying notes are an integral part of the consolidated financial statements

SEPRACOR INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Three Months Ended
	March 31, 2002	March 31, 2001
Cash flows from operating activities:
Net loss	$(114,805)	$(48,030)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,583	3,332
Minority interest in subsidiary	—	(1,125)
Provision for bad debt	151	70
Equity in investee losses	612	—
Debt conversion expense	40,956	—
Other	—	185
Changes in operating assets and liabilities:
Accounts receivable	1,763	(303)
Inventories	1,464	1,359
Other current assets	(3,450)	(2,181)
Accounts payable	(14,942)	(13,919)
Accrued expenses	6,040	(5,641)
Other current liabilities	(1)	3,063

Net cash used in operating activities	(77,629)	(63,190)

Cash flows from investing activities:
Purchases of short and long-term investments	(67,988)	(99,812)
Sales and maturities of short and long-term investments	96,943	236,442
Additions to property and equipment	(10,682)	(1,164)
Changes in other assets	—	(3,009)

Net cash provided by investing activities	18,273	132,457

Cash flows from financing activities:
Net proceeds from issuance of common stock	1,665	302
Costs associated with issuance of 5% convertible subordinated debt	(328)	—
Repayments of long-term debt and capital leases	(267)	(69)

Net cash provided by financing activities	1,070	233

Effect of exchange rate changes on cash and cash equivalents	(34)	(28)

Net increase (decrease) in cash and cash equivalents	(58,320)	69,472
Cash and cash equivalents at beginning of period	$715,082	$354,058

Cash and cash equivalents at end of period	$656,762	$423,530

Non cash activities:
Conversion of convertible subordinated debt to shares of common stock	97,000	92,858
Interest due on convertible subordinated debt converted into shares of common stock	1,694	—
Additions to capital leases	843	—

The accompanying notes are an integral part of the consolidated financial statements

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.    Basis of Presentation:

        The accompanying consolidated interim financial statements are unaudited and have been prepared on a basis substantially consistent with the audited financial statements. Certain information and footnote disclosures normally included in Sepracor's annual financial statements have been condensed or omitted. The year-end consolidated condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The consolidated interim financial statements, in the opinion of management, reflect all adjustments (including normal recurring accruals) necessary for a fair presentation of the results for the interim periods ended March 31, 2002 and 2001.

        The consolidated results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year. These consolidated interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2001, which are contained in Sepracor's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission.

        The consolidated financial statements include the accounts of Sepracor Inc. ("Sepracor" or the "Company") and its majority and wholly-owned subsidiaries, including Sepracor Canada Limited and BioSphere Medical Inc. ("BioSphere", which was majority owned through July 2, 2001). Sepracor no longer consolidates BioSphere and now records its investment in BioSphere under the equity method, effective July 3, 2001. The consolidated financial statements also include equity ownership in Sepracor's related parties, Point Therapeutics, Inc. (formerly known as HemaSure Inc. and HMSR, Inc.) and an investment in Versicor Inc. ("Versicor").

2.    Recent Accounting Pronouncements:

        In June 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill and certain intangible assets be replaced with periodic tests of the goodwill's impairment and that intangible assets be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001. However, for goodwill and intangible assets acquired after June 30, 2001, certain provisions of SFAS 142 will be effective from the date of acquisition. The Company adopted SFAS No. 142 effective January 1, 2002 and the adoption had no impact on the Company's financial statements and related disclosures.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 further refines the requirements of SFAS No. 121 that companies (1) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable based on its undiscounted future cash flows and (2) measure an impairment loss as the difference between the carrying amount and fair value of the asset. In addition, SFAS No. 144 provides guidance on accounting and disclosure issues surrounding long-lived assets to be disposed of by sale. The Company adopted this new accounting standard effective January 1, 2002 and the adoption had no impact on the Company's financial statements and related disclosures.

3.    Basic and Diluted Net (Loss) Per Common Share:

        Basic earnings (loss) per share ("EPS") excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based upon the weighted average number of common shares outstanding during the period plus the additional weighted average common equivalent shares during the period. Common equivalent shares are not included in the per share calculations where the effect of their inclusion would be anti-dilutive. Common equivalent shares result from the assumed conversion of preferred stock, convertible subordinated debt and the assumed exercises of outstanding stock options, the proceeds of which are then assumed to have been used to repurchase outstanding stock options using the treasury stock method.

        For the three months ended March 31, 2002 and 2001, basic and diluted net loss per common share is computed based on the weighted-average number of common shares outstanding during the period because the effect of common stock equivalents would be anti-dilutive. Certain securities were not included in the computation of diluted earnings per share for the three months ended March 31, 2002 and 2001 because they would have an anti-dilutive effect due to net losses for such periods. These securities include the following:

        Options to purchase shares of common stock:

(in thousands, except price per share data)	March 31, 2002	March 31, 2001
Number of options	12,387	9,947
Price range per share	$2.50 to $125.44	$2.50 to $125.44

         Shares of common stock reserved for issuance upon conversion of convertible subordinated debt:

(in thousands)	March 31, 2002	March 31, 2001
7% convertible subordinated debentures due 2005	4,131	4,804
5% convertible subordinated debentures due 2007	4,763	4,979
5.75% convertible subordinated notes due 2006	7,750	—

	16,644	9,783

4.    Inventories, Net:

        Inventories consist of the following:

(in thousands)	March 31, 2002	December 31, 2001
Raw materials	$ 896	$1,231
Work in progress	1,411	103
Finished goods	6,002	8,439

	$8,309	$9,773

5.    Convertible Subordinated Debt:

        The principal amount of convertible subordinated debt outstanding as of March 31, 2002 and December 31, 2001 was as follows:

(in thousands)	March 31, 2002	December 31, 2001
7% convertible subordinated debentures due 2005	$257,960	$299,960
5% convertible subordinated debentures due 2007	440,000	460,000
5.75% convertible subordinated notes due 2006	465,000	500,000

	$1,162,960	$1,259,960

        In March 2002, the Company converted $97,000,000 in principal amount of convertible subordinated debt into 3,541,479 shares of Sepracor Common Stock, 2,068,977 of which were shares issued as an inducement to the holders for the conversion of their convertible subordinated debt. The breakdown of the conversion was as follows:

(in thousands, except share amounts)	Principal amount converted	Conversion Shares	Inducement Shares	Total Shares
7% convertible subordinated debentures due 2005	$42,000	672,672	980,212	1,652,884
5% convertible subordinated debentures due 2007	20,000	216,497	423,830	640,327
5.75% convertible subordinated notes due 2006	35,000	583,333	664,935	1,248,268

Totals	$97,000	1,472,502	2,068,977	3,541,479

        Inducement costs of $40,956,000 were charged to other expense as a result of these conversions.

        The Company accounts for the conversion of convertible debt to equity securities pursuant to an inducement in accordance with SFAS No. 84, "Induced Conversions of Convertible Debt". The Company recognizes as debt conversion expense, in other expense, an amount equal to the fair value of all securities and other consideration transferred in the transaction in excess of the fair value of securities issuable pursuant to the original conversion terms.

        As a result of these transactions, deferred financing costs of approximately $2,153,000 were written off against additional paid-in capital.

6.    Comprehensive Income (Loss):

        Total comprehensive loss is comprised of net loss, cumulative translation adjustments and unrealized gain (loss) on available-for-sale securities.

	Three Months Ended
(in thousands)	March 31, 2002	March 31, 2001
Comprehensive income (loss):
Net loss	$(114,805)	$(48,030)
Cumulative translation adjustment	(34)	(28)
Unrealized gain (loss) on available-for-sale securities	(4,018)	921

Total comprehensive loss	$(118,857)	$(47,137)

7.    Investment in Affiliates:

Investment in Versicor:

        Sepracor considers its investment in Versicor as an available-for-sale security and as such has marked-to-market its investment at the March 29, 2002 closing sale price of Versicor common stock on the Nasdaq National Market, which was $18.08 per share. This resulted in the recording of an unrealized loss of approximately $3,926,000 as a separate component of stockholders' equity for the three months ended March 31, 2002.

Investment in Point Therapeutics, Inc. (formerly known as HemaSure Inc. and HMSR, Inc.):

        Sepracor own's approximately 4.7% of Point Therapeutics and its investment is recorded at zero under the equity method, as the Company has determined that it had significant control through March 31, 2002.

Investment in BioSphere:

        Sepracor no longer consolidates BioSphere and now records its investment in BioSphere under the equity method, effective July 3, 2001. Sepracor has recorded $612,000 as its share of BioSphere losses for the three months ended March 31, 2002.

8.    Litigation:

        Currently, Sepracor is not a party to any material legal proceedings.

9.    Subsequent Events:

        In April 2002, Sepracor exchanged approximately $50,000,000 of its convertible subordinated debt in privately negotiated transactions, for approximately 2,170,000 shares of its common stock. The associated inducement costs, which includes the fair market value of the shares of its common stock issued as an inducement to the holders for their conversion, charged to other expense in the second quarter of 2002, are expected to be approximately $22,300,000 for these exchanges.

        In April 2002, Sepracor announced that, as a result of the delay in the commercialization of SOLTARA following the receipt of the "not approvable" letter from the U.S. Food and Drug Administration, it had implemented certain cost reductions, including a reduction in workforce of 95 employees from the total employee headcount of 927.

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

OVERVIEW

        Sepracor Inc. is a research-based pharmaceutical company dedicated to treating and preventing human disease through the discovery, development and commercialization of innovative pharmaceutical products that are directed toward serving unmet medical needs. Sepracor's drug development program has yielded an extensive portfolio of pharmaceutical compound candidates, including candidates for the treatment of respiratory, urology and central nervous system disorders. Sepracor's corporate headquarters are located in Marlborough, Massachusetts.

        The consolidated financial statements include the accounts of Sepracor Inc. ("Sepracor" or the "Company") and its majority and wholly-owned subsidiaries, including Sepracor Canada Limited and BioSphere Medical Inc. ("BioSphere", which was majority owned through July 2, 2001). Sepracor no longer consolidates BioSphere and now records its investment in BioSphere under the equity method, effective July 3, 2001. The consolidated financial statements also include equity ownership in Sepracor's related parties, Point Therapeutics, Inc. (formerly known as HemaSure Inc. and HMSR, Inc.) and an investment in Versicor Inc. ("Versicor").

        In January 2002, Sepracor and 3M Drug Delivery Systems Division announced initiation of a scale-up and manufacturing collaboration for a XOPENEX hydrofluoroalkane ("HFA") metered-dose inhaler ("MDI"). The collaboration will combine Sepracor's short-acting beta-agonist, XOPENEX, and 3M's expertise in manufacturing MDIs, the device most commonly used by patients for the treatment of asthma and chronic obstructive pulmonary disease, using HFA technology.

        In January 2002, Sepracor announced that the United States Food and Drug Administration (the "FDA") had approved XOPENEX brand levalbuterol HCl inhalation solution for the treatment or prevention of bronchospasm in children 6 to 11 years old with reversible obstructive airway disease, such as asthma. In March 2002, Sepracor began marketing XOPENEX for use in a nebulizer at dosage strengths of 0.31 mg and 0.63 mg for pediatric patients. XOPENEX inhalation solution has been marketed at dosage strengths of 0.63 mg and 1.25 mg for patients 12 years of age and older since May 1999.

        In March 2002, the FDA issued a "not approvable" letter for the New Drug Application (an "NDA") filed for SOLTARA™ brand tecastemizole capsules for the treatment of allergic rhinitis. A "not approvable" letter is issued if the FDA believes that the application contains insufficient information for an approval action. In April 2002, Sepracor met with the FDA to discuss issues outlined by the FDA in the "not approvable" letter for SOLTARA. Sepracor discussed with the FDA additional safety studies and the re-analysis of tecastemizole data from Sepracor's clinical trials that the FDA would require in order to resubmit the SOLTARA NDA. Sepracor continues to evaluate the data contained in the SOLTARA NDA.

        In March 2002, Sepracor exchanged approximately $97,000,000 of its convertible subordinated debt in privately negotiated transactions for approximately 3,541,000 shares of its common stock. The associated inducement costs charged to other expense in the first quarter of 2002 were approximately $40,956,000. The inducement costs include the fair market value of the 2,068,977 shares of Sepracor common stock issued as an inducement to the holders for conversion of their convertible subordinated debt.

        In April 2002, Sepracor announced that, as a result of the delay in the commercialization of SOLTARA following the receipt of the "not approvable" letter from the FDA, it had implemented certain cost reductions, including a reduction in workforce of 95 employees from the total employee headcount of 927.

        For the remainder of 2002, the Company expects that it will incur increasing operating expenses, primarily due to expansion of research and development activities relating to development of the Company's late stage portfolio of pharmaceuticals and drug candidates, and also due to increasing sales and marketing expenses in connection with a larger sales force as compared to 2001.

Three Month Periods ended March 31, 2002 and 2001

        Product revenues were $46,777,000 and $28,449,000 for the three months ended March 31, 2002 and 2001, respectively. The increase for the three-month period ended March 31, 2002 is due primarily to increased unit sales of XOPENEX.

        Royalties and other revenues were $10,071,000 and $5,491,000 for the three months ended March 31, 2002 and 2001, respectively. The increase for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001 is primarily due to increased royalties earned on sales of ALLEGRA in 2002, under an agreement with Aventis. Sepracor began earning royalties on commercial sales of ALLEGRA in the United States during February 2001, in Japan during November 2000 and in several other countries from 1999 to present. In addition, in 2002 Sepracor also began earning royalties on sales of CLARINEX, under an agreement with Schering-Plough Corporation.

        Cost of product sold, as a percentage of product sales, was approximately 12% and 18% for the three months ended March 31, 2002 and 2001, respectively. The decrease in cost of product sold as a percentage of products sold for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001 is due to overall lower manufacturing costs due primarily to an increased number of units having been produced during the three months ended March 31, 2002 and a higher average selling price per unit of XOPENEX.

        Research and development expenses were $61,521,000 and $49,507,000 for the three months ended March 31, 2002 and 2001, respectively. The increase for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001 is primarily due to increased spending on preclinical and clinical studies in Sepracor's pharmaceutical programs, including (1) ongoing clinical studies for SOLTARA brand tecastemizole, (2) NDA preparation costs and Phase III clinical studies relating to ESTORRA brand eszopiclone, (3) ongoing Phase III clinical studies for (S)-oxybutynin and the initiation of an open-label safety extension study for (S)-oxybutynin, (4) ongoing Phase III clinical studies for (R,R)-formoterol and the initiation of a second Phase III clinical study for (R,R)-formoterol and (5) clinical trials for MDI and UDV formulations of XOPENEX.

        Drug development and approval in the U.S. is a multi-step process regulated by the FDA. The process begins with the filing of an Investigational New Drug Application ("IND"), which, if successful, allows opportunity for clinical study of the potential new drug. Clinical development typically involves three phases of study: Phase I, II and III. The most significant costs in clinical development are in the Phase III clinical trials, as they tend to be the longest and largest studies in the drug development process. Following successful completion of Phase III clinical trials, an NDA must be submitted, and accepted by, the FDA, and the FDA must approve the NDA, prior to commercialization of the drug. Sepracor currently has four product candidates in Phase III clinical studies and one NDA recently reviewed for which the Company received a "not approvable" letter from the FDA. The successful development of the Company's product candidates is highly uncertain. An estimation of product completion dates and completion costs can vary significantly for each product candidate and are difficult to predict. The lengthy process of seeking FDA approvals, and the subsequent compliance with applicable statutes and regulations, require the expenditure of substantial resources. Any failure by the Company to obtain, or any delay in obtaining, regulatory approvals could materially adversely affect the Company's business. The Company cannot assure you that any approval required by the FDA will be obtained on a timely basis, if at all.

        For additional discussion of the risks and uncertainties associated with completing development of potential product candidates, see "Factors Affecting Future Operating Results."

        Below is a summary of Sepracor's product candidates and the related stages of development for each product candidate in clinical development. The "Estimate of Completion of Phase" column contains forward-looking statements regarding timing of completion of product development phases. The actual timing of completion phases could differ materially from the estimates provided in the table. The table is sorted by highest to lowest spending amounts in the three month period ended March 31, 2002, and the five product candidates listed accounted for approximately 90% of the Company's direct project research and development spending for the three months ended March 31, 2002.

Product Candidate	Indication	Phase of Development	Estimate of Completion of Phase
(S)-Oxybutynin	Urology—Incontinence	Phase III	2003
SOLTARA (tecastemizole)	Respiratory—Allergies	NDA	2003	*
ESTORRA (eszopiclone)	Sleep disorders	Phase III	2002
XOPENEX-MDI	Respiratory—Asthma	Phase III	2003
(R,R)–Formoterol	Respiratory—Asthma	Phase III	2003

*
SOLTARA received a "not approvable" letter from the FDA in March 2002. The Company does not expect the SOLTARA NDA to receive FDA approval, if at all, before 2004.

        Sepracor intends to file with the FDA an NDA for eszopiclone, which, if approved, would be marketed under the brand name ESTORRA. The NDA for eszopiclone will include a preclinical, clinical and post-marketing surveillance data package relating to zopiclone and its isomers and metabolites that the Company licensed from Rhone-Poulenc Rorer SA ("RPR", now Aventis). On October 26, 2001, the Company had a pre-NDA meeting with the FDA at which there was discussion concerning the completeness of the data package. In response to issues raised by the FDA regarding completeness of the NDA package, the Company is conducting additional preclinical studies to support the use of RPR's preclinical data package, including carcinogenicity studies. Sepracor anticipates submitting an NDA for eszopiclone to the FDA in 2002, when and if the Company obtains favorable results from the ongoing studies. If the FDA determines that the data package is insufficient to support the proposed NDA submission, it may refuse to accept the NDA for filing or require the Company to conduct additional studies. While the Company believes that there should not be significant delays in the filing of the NDA, there can be no assurance that the Company will not be required to conduct additional studies, that any such studies will produce results satisfactory to the FDA or that significant delays in the commercialization of eszopiclone will not occur.

        Selling, marketing and distribution expenses were $43,328,000 and $20,349,000 for the three months ended March 31, 2002 and 2001, respectively. The increase for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001 is primarily due to increased selling expenses as a result of the expansion of the XOPENEX sales force and an increase in marketing costs relating to XOPENEX and to the expected commercialization of SOLTARA.

        General and administrative and patent expenses were $6,176,000 and $5,604,000 for the three months ended March 31, 2002 and 2001, respectively. The increase for the three months ended

March 31, 2002 as compared to the three months ended March 31, 2001 is primarily due to increased personnel costs as a result of expanded corporate support services and increased general insurance costs.

        Interest income was $5,134,000 and $9,124,000 for the three months ended March 31, 2002 and 2001, respectively. The decrease for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001 is due to a decrease in the interest earned on cash and investments held in 2002 as a result of a significant decrease in the market rates available in 2002 as compared to 2001.

        Interest expense was $18,215,000 and $11,723,000 for the three months ended March 31, 2002 and 2001, respectively. The increase for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001 is due to accrued interest on the $500,000,000 principal amount of 5.75% convertible subordinated notes due 2006, which were issued in the fourth quarter of 2001, partially offset by reduced interest expenses due to the conversion of $92,858,000 in principal amount of 6.25% convertible subordinated debentures in February 2001.

        Debt conversion expenses were $40,956,000 and $0 for the three months ended March 31, 2002 and 2001, respectively. The expense, classified as an other expense item, represents the inducement costs associated with Sepracor's exchange of approximately $97,000,000 of its convertible subordinated debt in privately negotiated transactions during the three months ended March 31, 2002. The inducement costs represent the fair market value of 2,068,977 shares of Sepracor common stock issued as an inducement to the holders.

        Equity in investee losses was $612,000 and $0 for the three months ended March 31, 2002 and 2001, respectively. The loss for the three-month period ended March 31, 2002 represents the Company's portion of BioSphere losses.

        Minority interest in subsidiary resulted in a decrease to consolidated net loss of $0 and $1,125,000 for the three months ended March 31, 2002 and 2001, respectively. The decrease for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001 is due to the fact that Sepracor no longer consolidates BioSphere and now records its investment in BioSphere under the equity method, effective July 3, 2001.

Liquidity and Capital Resources

        Cash and cash equivalents and short and long-term investments totaled $817,021,000 at March 31, 2002, compared to $904,389,000 at December 31, 2001.

        The net cash used in operating activities for the three months ended March 31, 2002 was $77,629,000. The net cash used in operating activities includes a net loss of $114,805,000 adjusted by non-cash charges of $46,302,000. Accounts receivable decreased by $1,763,000. Inventories decreased by $1,464,000. Other current assets increased by $3,450,000 primarily due to increased royalty receivables from Aventis relating to ALLEGRA and from Schering relating to CLARINEX. Accounts payable decreased by $14,942,000 due to the timing of cash disbursements. Accrued expenses increased by $6,040,000 primarily due to accrued interest on the 5.75% convertible subordinated notes.

        The net cash provided by investing activities for the three months ended March 31, 2002 was $18,273,000. Cash resulting from net sales and maturities of short and long-term investments was $28,955,000. The Company made purchases of property and equipment of $10,682,000 in the quarter.

        The net cash provided by financing activities for the three months ended March 31, 2002 was $1,070,000. The Company received proceeds of $1,665,000 from the issuance of common stock.

        The Company believes its existing cash and the anticipated cash flow from its current strategic alliances and operations will be sufficient to support existing operations through 2002. Sepracor's actual future cash requirements, however, will depend on many factors, including the progress of its preclinical, clinical and research programs, the number and breadth of these programs, the costs associated with commercialization of the Company's products and products under development, achievement of milestones under its strategic alliance arrangements, sales of its products, acquisitions, its ability to establish and maintain additional strategic alliances and licensing arrangements and the progress of the Company's development efforts and the development efforts of its strategic partners. Based on its current operating plan, the Company believes that it will not be required to raise additional capital to fund the repayment of its outstanding convertible subordinated debt when due. However, if the Company is not able to commercialize its later stage products, or if such product candidates, if approved, do not achieve expected sales levels, Sepracor may be required to raise additional funds in order to repay its outstanding convertible subordinated debt and there can be no assurance that, if required, Sepracor would be able to raise such funds on acceptable terms.

Recent Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill and certain intangible assets be replaced with periodic tests of the goodwill's impairment and that intangible assets be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001. However, for goodwill and intangible assets acquired after June 30, 2001, certain provisions of SFAS 142 will be effective from the date of acquisition. The Company adopted SFAS No. 142 effective January 1, 2002 and the adoption had no impact on the Company's financial statements and related disclosures.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 further refines the requirements of SFAS No. 121 that companies (1) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable based on its undiscounted future cash flows and (2) measure an impairment loss as the difference between the carrying amount and fair value of the asset. In addition, SFAS No. 144 provides guidance on accounting and disclosure issues surrounding long-lived assets to be disposed of by sale. The Company adopted this new accounting standard effective January 1, 2002 and the adoption had no impact on the Company's financial statements and related disclosures.

Critical Accounting Policies

        The Company identified critical accounting policies in its Annual Report on Form 10-K for the year ended December 31, 2001. These critical accounting policies related to revenue recognition, royalty revenue recognition, rebate and return reserves, patents, intangibles and other assets and accounts receivable and bad debt. No changes to these critical policies have taken place in the three month period ended March 31, 2002.

        A new policy for the induced conversion of debt was implemented in the three month period ended March 31, 2002.

        Induced Conversion of Debt:    The Company accounts for the conversion of convertible debt to equity securities pursuant to an inducement in accordance with SFAS No. 84, "Induced Conversions of Convertible Debt". The Company recognizes as debt conversion expense, in other expense, an amount equal to the fair value of all securities and other consideration transferred in the transaction in excess of the fair value of securities issuable pursuant to the original conversion terms. If the Company chooses to convert debt to equity, this inducement charge could have a material impact on the financial results for the reporting period.

Factors Affecting Future Operating Results

        Certain of the information contained in this Report, including information with respect to the expected timing of completion of phases of development of the Company's drugs under development, the safety, efficacy and potential benefits of the Company's drugs under development and the scope of patent protection with respect to these products and information with respect to the other plans and strategies for the Company's business and the business of the subsidiaries and certain affiliates of the Company, consists of forward-looking statements. The forward-looking statements contained in this Annual Report represent our expectations as of the date of this Annual Report. Subsequent events will cause our expectations to change. However, while we may elect to update these forward-looking statements, we specifically disclaim any intention or obligation to do so. Important factors that could cause actual results to differ materially from the forward-looking statements include the following:

We have never been profitable and we may not be able to generate revenues sufficient to achieve profitability.

        We have not been profitable since inception, and it is possible that we will not achieve profitability. We incurred net losses on a consolidated basis of approximately $114.8 million for the three months ended March 31, 2002 and $224.0 million for the year ended December 31, 2001. We anticipate that our net loss in fiscal 2002 will exceed that incurred in fiscal 2001. We expect to continue to incur significant operating and capital expenditures. As a result, we will need to generate significant revenues to achieve and maintain profitability. We cannot assure you that we will achieve significant revenues or that we will ever achieve profitability. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. If revenues grow more slowly than we anticipate or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial conditions will be materially and adversely affected.

If we or our development partners are not successful in developing and commercializing our principal products under development, then our ability to become profitable will be adversely affected.

        Our ability to generate profitability will depend in large part on successful commercialization of our initial products and successful development and commercialization of principal products under development. Failure to successfully commercialize our products and products under development may have a material adverse effect on our business. In March 2002, we were informed by the FDA that it issued a "not approvable" letter for our NDA for SOLTARA brand tecastemizole capsules. While we had expected to launch SOLTARA in the U.S. during 2002, we will not be able to commercialize SOLTARA unless and until we receive approval from the FDA. Currently, we do not expect to receive approval, if at all, until at least 2004. In addition, in response to issues raised by the FDA regarding completeness of our NDA for eszopiclone, we are conducting additional preclinical studies to support use of RPR's preclinical data package, including carcinogenicity studies. We anticipate submitting an NDA for eszopiclone to the FDA in 2002 when and if we obtain favorable results from the ongoing studies. If the NDA is approved, we would market the product under the brand name ESTORRA. Before we commercialize any of our product candidates, we will need to file an NDA for the product candidate, and the FDA will need to approve the NDA. If the FDA delays or denies approval of any NDA that we file in the future, then successful commercialization of our products under development may be delayed or terminated, which could have a material adverse effect on our business.

        We are entitled to receive royalties on sales, if any, of ticalopride under our agreement with Janssen. In April 2001, Janssen announced that it had suspended clinical trials of ticalopride pending further analysis of a small number of adverse events reported in patients. We do not know if or when ticalopride may be approved or the timing of commercialization of ticalopride. In addition, if other collaborative agreements are terminated or commercialization efforts under those agreements are delayed or unsuccessful, then successful commercialization of the products under development may be delayed or terminated and our royalty revenues could be delayed and/or reduced, which could have a material adverse effect on our business.

        In May 2001, an advisory panel to the FDA recommended that the FDA allow certain popular allergy medication to be sold without a prescription. The FDA may or may not accept the recommendation of the advisory panel. If the FDA approves the sale of these allergy medications without prescription, our business may be adversely affected because royalty revenues may be reduced and the market for prescription drugs, including SOLTARA brand tecastemizole, if approved, may be adversely affected.

We will be required to expend significant resources for research, development, testing and regulatory approval of our drugs under development and these drugs may not be developed successfully.

        We develop and commercialize proprietary products for the primary care and specialty markets. Most of our drug candidates are still undergoing clinical trials or are in the early stages of development. Our drugs may not provide greater benefits or fewer side effects than the original versions of these drugs and our research efforts may not lead to the discovery of new drugs with benefits over existing treatments or development of new therapies. All of our drugs under development will require significant additional research, development, preclinical and/or clinical testing, regulatory approval and a commitment of significant additional resources prior to their commercialization. Our potential products may not:

  •
  be developed successfully;

  •
  be proven safe and efficacious in clinical trials;

  •
  offer therapeutic or other improvements over comparable drugs;

  •
  meet applicable regulatory standards;

  •
  be approved for commercialization by the FDA;

  •
  be capable of being produced in commercial quantities at acceptable costs; or

  •
  be successfully marketed.

If sales of XOPENEX do not continue to increase, we will not have sufficient revenues to achieve our business plan.

        All of our revenue from product sales for the three months ended March 31, 2002 and substantially all of our total revenue for the three months ended March 31, 2002 and for the years ended December 31, 2001 and December 31, 2000, resulted from sales of XOPENEX. In March 2002, the FDA issued a "not approvable" letter for our next product SOLTARA. Accordingly, we expect that sales of XOPENEX will represent all of our product sales and a majority of our total revenues for the next several years. If sales of XOPENEX do not continue to increase, we will not have sufficient revenues to achieve our business plan.

If XOPENEX does not continue to compete successfully against competitive products, our business will not be successful.

        XOPENEX competes primarily against generic albuterol in the asthma market. XOPENEX is more expensive than generic albuterol. We must continue to demonstrate to physicians and other healthcare professionals that the benefits of XOPENEX justify the higher price. If XOPENEX does not continue to compete successfully against competitive products, our business will not be successful.

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

        We have filed patent applications covering composition of, methods of making and methods of using, single isomer or active metabolite forms of various compounds for specific applications. Our revenues under collaboration agreements with pharmaceutical companies depend in part on the existence and scope of issued patents. We may not be issued patents based on patent applications already filed or that we file in the future and if patents are issued, they may be insufficient in scope to cover the products we seek to commercialize or products licensed under these collaboration agreements. Moreover, the patent position of companies in the pharmaceutical industry generally involves complex legal and factual questions, and recently has been the subject of much litigation. Legal standards relating to the scope and validity of patent claims are evolving. Any patents we have obtained, or obtain in the future, may be challenged, invalidated or circumvented. Moreover, the United States Patent and Trademark Office, which we refer to as the PTO, may commence interference proceedings involving our patents or patent applications. Any challenge to, or invalidation or circumvention of, our patents or patent applications would be costly, would require significant time and attention of our management and could have a material adverse effect on our business.

        Our ability to commercialize any drug successfully will largely depend upon our ability to obtain and maintain patents of sufficient scope to prevent third parties from developing similar or competitive products. Third parties, typically drug companies, hold patents or patent applications covering compositions, methods of making and uses, covering the composition of matter for most of the drug candidates for which we have patents or patent applications. Third parties also hold patents relating to drug delivery technology that may be necessary for the development or commercialization of some of our drug candidates. In each of these cases, unless we have or obtain a license agreement, we generally may not commercialize the drug candidates until these third-party patents expire or are declared invalid or unenforceable by the courts. Licenses may not be available to us on acceptable terms, if at all. In addition, it would be costly for us to contest the validity of a third-party patent or defend any claim that we infringe a third-party patent. Moreover, litigation involving third-party patents may not be resolved in our favor. Such contests and litigation would be costly, would require significant time and attention of our management, could prevent us from commercializing our products, could require us to pay significant damages and could have a material adverse effect on our business.

If our products do not receive government approval, then we will not be able to commercialize them.

        The FDA and similar foreign agencies must approve the marketing and sale of pharmaceutical products developed by us or our development partners. These agencies impose substantial requirements on the manufacture and marketing of drugs. Any unanticipated preclinical and clinical studies we are required to undertake could result in a significant increase in the funds we will require to advance our products to commercialization. In addition, the failure by us or our collaborative development partners to obtain regulatory approval on a timely basis, or at all, or the attempt by us or our collaborative development partners to receive regulatory approval to achieve labeling objectives, could prevent or adversely affect the timing of the commercial introduction of, or our ability to market and sell, our products. In March 2002, we were informed by the FDA that it issued a "not approvable" letter for our NDA for SOLTARA brand tecastemizole capsules. While we had expected to launch SOLTARA in the U.S. during 2002, we will not be able to commercialize SOLTARA unless and until we receive approval from the FDA and, currently, we do not expect to receive an approval, if at all, until at least 2004. In addition, in response to issues raised by the FDA regarding completeness of our NDA for eszopiclone, we are conducting additional preclinical studies to support use of RPR's preclinical data package, including carcinogenicity studies. We anticipate submitting an NDA for eszopiclone to the FDA in 2002 when and if we obtain favorable results from these ongoing studies. Before we commercialize any of our product candidates, we will need to file NDAs, and the FDA will need to approve our NDAs. If the FDA delays or denies approval of any NDA that we file in the future, then successful commercialization of our products under development may be delayed or terminated, which could have a material adverse effect on our business.

        The regulatory process to obtain marketing approval requires clinical trials of a product to establish its safety and efficacy. Problems that may arise during clinical trials include:

  •
  results of clinical trials may not be consistent with preclinical study results;

  •
  results from later phases of clinical trials may not be consistent with the results from earlier phases; and

  •
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

The development and commercialization of our products and product candidates could be delayed or terminated if our collaboration partners terminate, or fail to perform their obligations under, their agreements with us or if any of our collaboration agreements is subject to lengthy government review.

        We have entered into collaboration arrangements with pharmaceutical companies. Our revenues under these collaboration arrangements will consist primarily of royalties on sales of products. Any such payments and royalties will depend in large part on the development and commercialization efforts of our collaboration partners, which we cannot control. If any of our collaboration partners does not devote sufficient time and resources to its collaboration arrangement with us, we may not realize the potential commercial benefits of the arrangement, and our results of operations may be adversely affected. In addition, if regulatory approval of any product candidate under development by our collaboration partners is delayed or limited, we may not realize or may be delayed in realizing the potential commercial benefits of the arrangement. If any of our collaboration partners were to breach or terminate its agreement with us or fail to perform its obligations to us in a timely manner, the development and commercialization of the products could be delayed or terminated. Any failure or inability by us to perform, or any breach by us in our performance of, our obligations under a collaboration agreement could reduce or extinguish the benefits to which we are otherwise entitled under the agreement. Any delay or termination of this type could have a material, adverse effect on our financial condition and results of operations because we may be required to expend additional funds to bring our products to commercialization, we may lose technology rights and milestone or royalty payments from collaboration partners or revenue from product sales, if any, could be delayed or terminated. We are entitled to receive royalties on sales, if any, of ticalopride under our agreement with Janssen. In April 2001, Janssen announced that it had suspended clinical trials of ticalopride pending further analysis of a small number of adverse events reported in patients. We do not know if or when ticalopride may be approved or the timing of commercialization of ticalopride.

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

  •
  we may be required to expend additional funds to advance the drugs to commercialization;

  •
  revenue from product sales could be delayed; or

  •
  we may elect not to commercialize the drugs.

        We are required to file a notice under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, which we refer to as HSR Act, for certain agreements containing exclusive license grants and to delay the effectiveness of any such exclusive license until the expiration or earlier termination of the notice and waiting period under the HSR Act. If the expiration or termination of the notice and waiting period under the HSR Act is delayed because of lengthy government review, or if the Federal Trade Commission or Department of Justice successfully challenges such a license, development and commercialization could be delayed or precluded and our business could be adversely affected.

We have limited sales and marketing experience and expect to incur significant expenses in developing a sales force. We also rely on third parties for sales of our products. In addition, our limited sales and marketing experience may restrict our success in commercializing our products.

        We currently have limited marketing and sales experience. If we successfully develop and obtain regulatory approval for the products we are currently developing, we may license some of them to large pharmaceutical companies and market and sell through our direct sales forces or through other arrangements, including co-promotion arrangements. We have established a direct sales force to market XOPENEX. We also expect to use a direct sales force to market SOLTARA brand tecastemizole, if approved. As we begin to enter into co-promotion arrangements or market and sell additional products directly, we will need to significantly expand our sales force. We expect to incur significant expense in expanding our direct sales force. With respect to products under development, we expect to incur significant costs in developing a sales force before the products have been approved for marketing. Our limited experience in developing, maintaining and expanding a direct sales force may restrict our success in commercializing our products.

        Our ability to realize significant revenues from direct marketing and sales activities depends on our ability to attract and retain qualified sales personnel in the pharmaceutical industry and competition for these persons is intense. If we are unable to attract and retain qualified sales personnel, we will not be able to successfully expand our marketing and direct sales force on a timely or cost effective basis. We may also need to enter into additional co-promotion arrangements with third parties where our own direct sales force is neither well situated nor large enough to achieve maximum penetration in the market. We may not be successful in entering into any co-promotion arrangements, and the terms of any co-promotion arrangements may not be favorable to us. We depend on a third-party contract sales organization for sales of XOPENEX and we may contract with third-party contract sales organizations in the future for other products, if successfully developed and approved, including SOLTARA brand tecastemizole. We cannot control the level of effort and quality of service provided by co-promoters or any third party sales force. If the level of effort and/or quality of service provided by these third parties are not adequate, our revenues would be adversely affected.

If we do not maintain current good manufacturing practices, then the FDA could refuse to approve marketing applications. We do not have the capability to manufacture in sufficient quantities all of the products which may be approved for sale, and developing and obtaining this capability will be time consuming and expensive.

        The FDA and other regulatory authorities require that our products be manufactured according to their good manufacturing practices regulations. The failure by us, our collaborative development partners or third-party manufacturers to maintain current good manufacturing practices compliance and/or our failure to scale up our manufacturing processes could lead to refusal by the FDA to approve marketing applications. Failure in either respect could also be the basis for action by the FDA to withdraw approvals previously granted and for other regulatory action.

        Failure to increase our manufacturing capabilities may mean that even if we develop promising new products, we may not be able to produce them. We currently operate a manufacturing plant that is compliant with current good manufacturing practices that we believe can produce commercial quantities of the active pharmaceutical ingredient (API) for XOPENEX and support the production of our other product candidates in amounts needed for our clinical trials. However, we will not have the capability to manufacture in sufficient quantities all of the products which may be approved for sale. Accordingly, we will be required to spend money to expand our current manufacturing facility, build an additional manufacturing facility or contract the production of these drugs to third-party manufacturers.

Our reliance on a third-party manufacturer could adversely affect our ability to meet our customers' demands.

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

        The availability and amounts of reimbursement by governmental and other third party payors affects the market for any pharmaceutical product or service. These third party payors continually attempt to contain or reduce the costs of healthcare by challenging the prices charged for medical products and services. In certain foreign countries, including the countries of the EU, the pricing of prescription pharmaceuticals is subject to governmental control. We may not be able to sell our products profitably if reimbursement is unavailable or limited in scope or amount.

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

We have significant long-term debt and we may not be able to make interest or principal payments when due. Our exchanges of debt into shares of common stock could result in additional dilution.

        As of March 31, 2002, our total long-term debt was approximately $1,163.8 million and our stockholders' equity (deficit) was ($293.4) million. None of the 7% convertible subordinated debentures due 2005, the 5% convertible subordinated debentures due 2007, or the 5.75% notes due 2006 restricts our ability or our subsidiaries ability to incur additional indebtedness, including debt that ranks senior to the 7% debentures, the 5% debentures, and the 5.75% notes. Additional indebtedness that we incur may rank senior to or on parity with these debentures and notes in certain circumstances. Our ability to satisfy our obligations will depend upon our future performance, which is subject to many factors, including factors beyond our control. The conversion price for the 7% debentures is $62.4375, the conversion price for the 5% debentures is $92.38 and the conversion price for the 5.75% notes is $60.00. The current market price for shares of our common stock is significantly below the conversion price of our convertible subordinated debt. If the market price for our common stock does not exceed the conversion price, the holders of the debentures and notes may not convert their securities into common stock.

        Historically, we have had negative cash flow from operations. For the three months ended March 31, 2002, net cash used in operating activities was approximately $77.6 million. The annual debt service on our debentures and notes, assuming no additional securities are converted or redeemed, is approximately $63.7 million. Unless we are able to generate sufficient operating cash flow to service the debentures and notes, we will be required to raise additional funds or default on our obligations under the debentures and notes. Based on our current operating plan, we believe that we will not be required to raise additional capital to fund the repayment of our outstanding convertible debt when due. However, if we are not able to commercialize our current late-stage product candidates, or if such product candidates, if approved, do not achieve expected sales levels, we may be required to raise additional funds in order to repay our outstanding convertible debt and there can be no assurance that, if required, we would be able to raise such funds on favorable terms, if at all.

        Our 7% debentures, 5% debentures and 5.75% notes are currently trading at discounts to their respective face amounts. Accordingly, in order to reduce future cash interest payments, as well as future amounts due at maturity, we have, subsequent to March 31, 2002 and through May 13, 2002, exchanged, in privately negotiated transactions, approximately $50.0 million of our convertible subordinated debt, for approximately 2,170,000 shares of our common stock. We, may from time to time, depending on market conditions, exchange shares of our common stock for additional outstanding convertible subordinated debt, and the number of shares that we might issue as a result of such exchanges would significantly exceed the number of shares originally issuable upon conversion of such debt. Accordingly, such exchanges could result in material dilution to holders of our common stock. There can be no assurance that we will exchange any or all of our outstanding convertible subordinated debt for shares of our common stock.

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

        We may require additional funds for our research and product development programs, operating expenses, the pursuit of regulatory approvals, license or acquisition opportunities and the expansion of our production, sales and marketing capabilities. Historically, we have satisfied our funding needs through collaboration arrangements with corporate partners and equity and debt financings. These funding sources may not be available to us when needed in the future, and, if available, they may not be on terms acceptable to us. Insufficient funds could require us to delay, scale back or eliminate certain of our research and product development programs or to license third parties to commercialize products or technologies that we would otherwise develop or commercialize ourselves. Our cash requirements may vary materially from those now planned because of factors including:

  •
  patent developments;

  •
  licensing or acquisition opportunities;

  •
  relationships with collaboration partners;

  •
  the FDA regulatory process;

  •
  our capital requirements; and

  •
  selling, marketing and manufacturing expenses in connection with commercialization of products.

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

Fluctuations in the demand for products, the success and timing of collaboration arrangements and regulatory approval, any termination of development efforts, expenses and the results of operations of our subsidiaries will cause fluctuations in our quarterly operating results, which could cause volatility in our stock price.

        Our quarterly operating results are likely to fluctuate significantly, which could cause our stock price to be volatile. These fluctuations will depend on factors, which include:

  •
  the success and timing of regulatory filings and approvals for products developed by us or our collaboration partners or for collaborative agreements;

  •
  the success and timing of collaboration agreements for development of our pharmaceutical candidates and development costs for those pharmaceuticals;

  •
  the termination of development efforts of any product under development or any collaboration agreement;

  •
  the timing of receipt of upfront, milestone or royalty payments under collaboration agreements;

  •
  the timing of product sales and market penetration;

  •
  the timing of operating expenses, including selling and marketing expenses and the costs of expanding and maintaining a direct sales force; and

  •
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

ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

        The Company is exposed to market risk from changes in interest rates and equity prices, which could affect its future results of operations and financial condition. These risks are described in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. As of May 13, 2002, there have been no material changes to the market risks described in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Additionally, the Company does not anticipate any near-term changes in the nature of its market risk exposures or in management's objectives and strategies with respect to managing such exposures.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        Currently, Sepracor is not a party to any material legal proceedings.

ITEMS 2-5. NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  a.)
  None

  b.)
  The following report on Form 8-K was filed by the Company during the quarter ended March 31, 2002:

  1.
  Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2002 reporting, pursuant to Item 5, that the Company had announced that the U.S. Food and Drug Administration had informed the Company that it intended to issue a "not approvable" letter for the Company's New Drug Application for SOLTARA brand tecastemizole and filing the press release relating to such announcement.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEPRACOR INC.
Date: May 13, 2002	By:	/s/ TIMOTHY J. BARBERICH Timothy J. Barberich Chairman and Chief Executive Officer (Principal Executive Officer)
Date: May 13, 2002	By:	/s/ ROBERT F. SCUMACI Robert F. Scumaci Executive Vice President, Finance and Administration, and Treasurer (Principal Accounting Officer)

QuickLinks

INDEX
CONSOLIDATED CONDENSED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II
SIGNATURES