Form 10-Q
period 2002-06-30
SEPRACOR INC /DE/
filed 2002-08-14
CIK 877357

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 0-19410

SEPRACOR INC.
(Exact name of registrant as specified in its charter)

Delaware	22-2536587
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)
84 Waterford Drive, Marlborough, Massachusetts	01752
(Address of Principal Executive Offices)	(zip code)

Registrant's telephone number, including area code: (508) 481-6700
111 Locke Drive, Marlborough, Massachusetts 01752
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Number of shares outstanding of the registrant's class of Common Stock as of August 7, 2002: 84,110,094 shares.

SEPRACOR INC.
INDEX

SEPRACOR INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)
(In Thousands)

	June 30, 2002	December 31, 2001
Assets
Current assets:
Cash and cash equivalents	$511,351	$715,082
Short-term investments	156,462	116,063
Accounts receivable, net	17,462	21,660
Inventories	9,602	9,773
Other current assets	14,172	10,395

Total current assets	709,049	872,973

Long-term investments	52,098	73,244
Property and equipment, net	62,123	43,846
Investment in affiliates	29,590	43,089
Deferred financing costs, net	23,620	30,087
Patents and intangible assets, net	28,410	29,504
Other assets	669	788

Total assets	$905,559	$1,093,531

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$5,783	$25,091
Accrued expenses	89,838	102,598
Current portion of long-term debt and capital lease obligation	1,044	624
Other current liabilities	16,520	17,524

Total current liabilities	113,185	145,837

Long-term debt and capital lease obligation	1,366	1,436
Convertible subordinated debt	1,112,960	1,259,960

Total liabilities	1,227,511	1,407,233

Stockholders' equity (deficit):
Preferred stock	—	—
Common stock	8,404	7,806
Additional paid-in capital	774,544	562,341
Unearned compensation, net	(86)	(120)
Accumulated deficit	(1,126,027)	(917,402)
Accumulated other comprehensive income	21,213	33,673

Total stockholders' equity (deficit)	(321,952)	(313,702)

Total liabilities and stockholders' equity (deficit)	$905,559	$1,093,531

The accompanying notes are an integral part of the consolidated financial statements

SEPRACOR INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended		Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Revenues:
Product sales	$35,350	$33,016	$82,127	$61,465
Royalties and other	12,786	11,194	22,857	16,685

Total revenues	48,136	44,210	104,984	78,150

Costs and expenses:
Cost of product sold	4,524	3,690	10,205	8,710
Cost of royalties and other	144	242	270	493
Research and development	60,915	47,739	122,436	97,246
Selling, marketing and distribution	35,190	22,201	78,518	42,550
General and administrative and patent costs	5,502	5,004	11,678	10,608

Total costs and expenses	106,275	78,876	223,107	159,607

Loss from operations	(58,139)	(34,666)	(118,123)	(81,457)

Other income (expense):
Interest income	3,788	6,660	8,922	15,784
Interest expense	(16,131)	(11,032)	(34,346)	(22,755)
Debt conversion expense	(22,302)	—	(63,258)	—
Equity in investee losses	(585)	—	(1,197)	—
Other income (expense)	(451)	739	(623)	974

Net loss before minority interest	(93,820)	(38,299)	(208,625)	(87,454)
Minority interest in subsidiary	—	1,027	—	2,152

Net loss	$(93,820)	$(37,272)	$(208,625)	$(85,302)

Basic and diluted net loss per common share	$(1.12)	$(0.48)	$(2.56)	$(1.11)
Shares used in computing basic and diluted net loss per common share:
Basic and diluted	83,962	77,832	81,628	77,152

The accompanying notes are an integral part of the consolidated financial statements

SEPRACOR INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Six Months Ended
	June 30, 2002	June 30, 2001
Cash flows from operating activities:
Net loss	$(208,625)	$(85,302)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,126	6,328
Minority interest in subsidiary	—	(2,152)
Debt conversion expense	63,258	—
Provision for bad debt	151	130
Equity in investee losses	1,197	—
Other	739	(491)
Changes in operating assets and liabilities:
Accounts receivable	4,047	(1,840)
Inventories	171	(465)
Other current assets	(4,306)	(6,260)
Accounts payable	(19,308)	(24,363)
Accrued expenses	(9,922)	5,470
Other current liabilities	(1,004)	6,643

Net cash used in operating activities	(164,476)	(102,302)

Cash flows from investing activities:
Purchases of short and long-term investments	(187,125)	(241,966)
Sales and maturities of short and long-term investments	167,819	329,706
Additions to property and equipment	(21,877)	(3,541)
Changes in other assets	(170)	(5,772)

Net cash provided by (used in) investing activities	(41,353)	78,427

Cash flows from financing activities:
Net proceeds from issuance of common stock	3,026	1,754
Costs associated with issuance of 5% convertible subordinated debt	(329)	—
Borrowings of long-term debt and capital lease obligations	—	1,475
Repayments of long-term debt and capital lease obligations	(493)	(234)

Net cash provided by financing activities	2,204	2,995

Effect of exchange rate changes on cash and cash equivalents	(106)	(43)

Net decrease in cash and cash equivalents	(203,731)	(20,923)

Cash and cash equivalents at beginning of period	$715,082	$354,058

Cash and cash equivalents at end of period	$511,351	$333,135

Non cash activities:
Conversion of convertible subordinated debt into shares of common stock	$147,000	$92,858
Interest due on convertible subordinated debt converted into shares of common stock	$2,837	—
Additions to capital leases	$843	—

The accompanying notes are an integral part of the consolidated financial statements

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.    Basis of Presentation:

        The accompanying consolidated interim financial statements are unaudited and have been prepared on a basis substantially consistent with the audited financial statements. Certain information and footnote disclosures normally included in Sepracor's annual financial statements have been condensed or omitted. The year-end consolidated condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The consolidated interim financial statements, in the opinion of management, reflect all adjustments (including normal recurring accruals) necessary for a fair presentation of the results for the interim periods ended June 30, 2002 and 2001.

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

        The consolidated financial statements include the accounts of Sepracor Inc. ("Sepracor" or the "Company") and its majority and wholly-owned subsidiaries, including Sepracor Canada Limited and BioSphere Medical, Inc. ("BioSphere", which was majority owned through July 2, 2001). Sepracor no longer consolidates BioSphere and now records its investment in BioSphere under the equity method, effective July 3, 2001. The consolidated financial statements also include Sepracor's investments in Point Therapeutics, Inc. (formerly known as HemaSure Inc. and HMSR, Inc.) and Versicor Inc. ("Versicor").

2.    Recent Accounting Pronouncements:

        In June 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill and certain intangible assets be replaced with periodic tests of the goodwill's impairment and that intangible assets be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001. However, for goodwill and intangible assets acquired after June 30, 2001, certain provisions of SFAS No. 142 will be effective from the date of acquisition. The Company adopted SFAS No. 142 effective January 1, 2002 and the adoption had no impact on the Company's financial statements and related disclosures.

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

3.    Basic and Diluted Net Loss Per Common Share:

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

        For the three and six months ended June 30, 2002 and 2001, basic and diluted net loss per common share is computed based on the weighted-average number of common shares outstanding during the period because the effect of common stock equivalents would be anti-dilutive. Certain securities were not included in the computation of diluted earnings per share for the three and six months ended June 30, 2002 and 2001 because they would have an anti-dilutive effect due to net losses for such periods. These securities include the following:

        Options to purchase shares of common stock:

(in thousands, except price per share data)	June 30, 2002	June 30, 2001
Number of options	11,991	10,744
Price range per share	$2.50 to $125.44	$2.50 to $125.44

         Shares of common stock reserved for issuance upon conversion of convertible subordinated debt:

(in thousands)	June 30, 2002	June 30, 2001
7% convertible subordinated debentures due 2005	3,891	4,804
5% convertible subordinated debentures due 2007	4,763	4,979
5.75% convertible subordinated notes due 2006	7,167	—

	15,821	9,783

4.    Inventories:

        Inventories consist of the following:

(in thousands)	June 30, 2002	December 31, 2001
Raw materials	$3,086	$1,231
Work in progress	64	103
Finished goods	6,452	8,439

	$9,602	$9,773

5.    Convertible Subordinated Debt:

        The principal amount of convertible subordinated debt outstanding as of June 30, 2002 and December 31, 2001 was as follows:

(in thousands)	June 30, 2002	December 31, 2001
7% convertible subordinated debentures due 2005	$242,960	$299,960
5% convertible subordinated debentures due 2007	440,000	460,000
5.75% convertible subordinated notes due 2006	430,000	500,000

	$1,112,960	$1,259,960

        In March and April 2002, the Company converted a total of $147,000,000 in principal amount of convertible subordinated debt into 5,711,636 shares of Sepracor common stock, 3,415,561 of which were shares issued as an inducement to the holders for the conversion of their convertible subordinated debt. The breakdown of the conversion was as follows:

(in thousands, except share amounts)	Principal amount converted	Conversion Shares	Inducement Shares	Total Shares
7% convertible subordinated debentures due 2005	$57,000	912,912	1,367,784	2,280,696
5% convertible subordinated debentures due 2007	20,000	216,497	423,830	640,327
5.75% convertible subordinated notes due 2006	70,000	1,166,666	1,623,947	2,790,613

	$147,000	2,296,075	3,415,561	5,711,636

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

        As a result of these transactions, deferred financing costs of approximately $3,320,000 were written off against additional paid-in capital for the six months ended June 30, 2002 and inducement costs of $22,302,000 and $63,258,000 for the three and six months ended June 30, 2002, respectively, were charged to other expense.

6.    Comprehensive Loss:

        Total comprehensive loss is comprised of net loss, cumulative translation adjustments and unrealized gain (loss) on available-for-sale securities. The comprehensive loss is as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Net loss	$(93,820)	$(37,272)	$(208,625)	$(85,302)
Cumulative translation adjustment	(72)	(15)	(106)	(43)
Unrealized gain (loss) on available-for-sale securities	(8,336)	8,053	(12,354)	8,974

Total comprehensive loss	$(102,228)	$(29,234)	$(221,085)	$(76,371)

7.    Investment in Affiliates:

Investment in Versicor Inc.:

        Sepracor considers its investment in Versicor as an available-for-sale security and as such has marked-to-market its investment at the June 28, 2002 closing sale price of Versicor common stock on the Nasdaq National Market, which was $13.45 per share. This resulted in the recording of an unrealized loss of approximately $12,302,000 as a separate component of stockholders' equity for the six months ended June 30, 2002.

Investment in Point Therapeutics, Inc. (formerly known as HemaSure Inc. and HMSR, Inc.):

        Sepracor owns approximately 4.7% of Point Therapeutics, Inc. and its investment is recorded at zero under the cost method. Sepracor changed its accounting from the equity method to the cost method in the second quarter of 2002 primarily because Sepracor determined that it no longer had significant influence over the operations of Point Therapeutics, Inc.

Investment in BioSphere Medical Inc.:

        Sepracor no longer consolidates BioSphere and now records its investment in BioSphere under the equity method, effective July 3, 2001. Sepracor has recorded $585,000 and $1,197,000 as its share of BioSphere losses for the three and six months ended June 30, 2002, respectively.

8.    Litigation:

        Currently, Sepracor is not a party to any material legal proceedings.

9.    Subsequent Events:

        On June 17, 2002, Sepracor delivered terms of a stock option exchange program to its employees, excluding members of the board of directors and senior management, and filed with the Securities and Exchange Commission a Schedule TO-I relating to such option exchange program. Pursuant to the terms of this option exchange program, on July 17, 2002, the Company accepted for exchange, stock options to purchase an aggregate of 4,268,542 shares of the Company's common stock held by certain employees of the Company. Sepracor expects that on or about January 20, 2003, it will issue to such employees new options to purchase an aggregate of 4,268,542 shares of the Company's common stock at an exercise price equal to the closing price on that date, in exchange for the options surrendered in the option exchange program.

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

OVERVIEW

        Sepracor Inc. is a research-based pharmaceutical company dedicated to treating and preventing human disease through the discovery, development and commercialization of innovative pharmaceutical products that are directed toward serving unmet medical needs. Sepracor's drug development program has yielded an extensive portfolio of drug candidates, including candidates for the treatment of respiratory, urology and central nervous system disorders. Sepracor's corporate headquarters are located in Marlborough, Massachusetts.

        The consolidated financial statements include the accounts of Sepracor Inc. ("Sepracor" or the "Company") and its majority and wholly-owned subsidiaries, including Sepracor Canada Limited and BioSphere Medical, Inc. ("BioSphere", which was majority owned through July 2, 2001). Sepracor no longer consolidates BioSphere and now records its investment in BioSphere under the equity method, effective July 3, 2001. The consolidated financial statements also include Sepracor's investments in Point Therapeutics, Inc. (formerly known as HemaSure Inc. and HMSR, Inc.) and Versicor Inc. ("Versicor").

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

        In March 2002, the FDA issued a "not approvable" letter for Sepracor's New Drug Application ("NDA") filed for SOLTARA™ brand tecastemizole capsules for the treatment of allergic rhinitis. A "not approvable" letter is issued if the FDA believes that the application contains insufficient information for an approval action. In April 2002, Sepracor met with the FDA to discuss issues outlined by the FDA in the "not approvable" letter for SOLTARA. Sepracor continues to discuss with the FDA additional studies and the re-analysis of tecastemizole data from Sepracor's clinical trials that the FDA would require in order to resubmit the SOLTARA NDA. Assuming successful completion of additional studies and re-analysis of existing tecastemizole data, Sepracor believes that it will be in a position to amend the SOLTARA NDA to seek marketing approval. There can be no assurance whether or when SOLTARA will be approved.

        In March 2002, Sepracor exchanged $97,000,000 of its convertible subordinated debt in privately negotiated transactions for 3,541,479 shares of its common stock. The Company charged to other expense associated inducement costs of approximately $40,956,000 in the first quarter of 2002. The inducement costs in the first quarter include the fair market value of the 2,068,977 shares of Sepracor common stock issued as an inducement to the holders for conversion of their convertible subordinated debt. In April 2002, Sepracor exchanged $50,000,000 of its convertible subordinated debt in privately negotiated transactions for 2,170,157 shares of its common stock. The Company charged to other expense associated inducement costs of approximately $22,302,000 in the second quarter of 2002. The inducement costs in the second quarter include the fair market value of the 1,346,584 shares of Sepracor common stock issued as an inducement to the holders for conversion of their convertible subordinated debt.

        In April 2002, Sepracor announced that, as a result of the delay in the commercialization of SOLTARA following the receipt of the "not approvable" letter from the FDA, it had implemented certain cost reductions, including a reduction in workforce of 95 employees from the total employee headcount of 927.

        On June 3, 2002, the Company adopted a shareholder rights plan designed to safeguard against abusive takeover tactics that would limit the ability of all shareholders to realize the long-term value of their investment in Sepracor. The plan was not adopted in response to any unsolicited offer or takeover attempt. A complete copy of the shareholder rights plan is attached as an exhibit to a Current Report on Form 8-K which was filed with the Securities and Exchange Commission on June 4, 2002.

        On June 17, 2002, Sepracor delivered terms of a stock option exchange program to its employees, excluding members of the board of directors and senior management, and filed with the Securities and Exchange Commission a Schedule TO-I relating to such option exchange program. Pursuant to the terms of this option exchange program, on July 17, 2002, the Company accepted for exchange options to purchase an aggregate of 4,268,542 shares of the Company's common stock held by certain employees of the Company. Sepracor expects that on or about January 20, 2003, it will issue to such employees new options to purchase an aggregate of 4,268,542 shares of the Company's common stock at an exercise price equal to the closing price on that date, in exchange for the options surrendered in the option exchange program.

        In June 2002, Sepracor exercised its option to purchase the Solomon Pond Corporate Center ("SPCC") from the developer of the site. The SPCC consists of approximately 58 acres and a newly constructed 192,600 square foot research and development and corporate office building, which Sepracor occupied and began leasing in June 2002. The total cost to purchase the land and building from the developer is estimated to be approximately $37,000,000. The purchase is expected to take place in September 2002, at which time Sepracor will be paid all funds loaned to the developer during construction, which are estimated to be approximately $27,000,000, at the time of closing. As of June 30, 2002, Sepracor had loaned approximately $23,595,000 to the developer.

        In July 2002, Sepracor completed the move from its leased facilities at 33 and 111 Locke Drive, Marlborough, Massachusetts into its newly constructed research and development and corporate office building at 84 Waterford Drive, Marlborough, Massachusetts. Sepracor is currently seeking to sub-lease its facilities at 33 and 111 Locke Drive, which leases extend through June 2007. At this time, Sepracor believes that it will be able to sub-lease the space at rates that will allow it to offset the future minimum lease obligations and related expenses.

        For the remainder of 2002, the Company expects that it will incur increasing operating expenses as compared to the first half of 2002, primarily due to expansion of research and development activities relating to development of the Company's late stage portfolio of pharmaceuticals and drug candidates, including SOLTARA brand tecastemizole, ESTORRA brand eszopiclone, XOPENEX MDI, (R,R)-formoterol and (S)-oxybutynin. These activities include the completion of ongoing clinical studies, the initiation of additional clinical studies and costs associated with the preparation of NDAs for several of the compounds. For the remainder of 2002, the Company also expects increasing sales and marketing expenses as compared to 2001, in connection with a larger sales force in 2002 as compared to 2001.

Results of Operations

Three-Month Periods ended June 30, 2002 and 2001

        Product sales were $35,350,000 and $33,016,000 for the three months ended June 30, 2002 and 2001, respectively. XOPENEX sales accounted for 100% and 95% of product sales for the three months ended June 30, 2002 and June 30, 2001, respectively. The balance of product sales for the three months ended June 30, 2001 came from product sales of BioSphere. The increase in XOPENEX sales for the three-month period ended June 30, 2002 is due primarily to an increase in the average net selling price per unit of XOPENEX of approximately 15%, slightly offset by a 2% decrease in XOPENEX units sold. The decrease in XOPENEX units sold during the three months ended June 30, 2002 as compared to the three months ended June 30, 2001 is primarily the result of higher than expected sales of XOPENEX in the three months ended June 30, 2001 because of low wholesaler inventory levels at March 31, 2001. As a result of seasonality of asthma and asthma-related conditions, the three months ended March 31 has typically been a period with higher XOPENEX unit sales than the three months ended June 30. However, in the three months ended June 30, 2001, XOPENEX unit sales were 14% higher than in the three months ended March 31, 2001 as wholesalers increased their low inventory levels.

        Royalties and other revenues were $12,786,000 and $11,194,000 for the three months ended June 30, 2002 and 2001, respectively. The increase for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001 is primarily due to royalties on sales of CLARINEX in the United States, which Sepracor began earning in 2002 under an agreement with Schering-Plough Corporation ("Schering"). In addition, royalties and other revenues increased as a result of increased royalties earned on sales of ALLEGRA in 2002 under an agreement with Aventis. Sepracor began earning royalties on commercial sales of ALLEGRA in the United States during February 2001, in Japan during November 2000 and in several other countries from 1999 to present.

        Sepracor recognizes royalties on ALLEGRA and CLARINEX sales based on estimates derived from historical sales data and current sales trends. Adjustments for differences between the estimated and actual royalties earned are recorded in the quarter following recognition.

        Cost of product sold as a percentage of product sales was approximately 13% and 11% for the three months ended June 30, 2002 and 2001, respectively. The increase in cost of product sold as a percentage of product sales for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001 is due to overall higher manufacturing costs primarily as a result of a decreased number of units having been produced during the three months ended June 30, 2002, partially offset by a higher average selling price per unit of XOPENEX in 2002. In addition, in the three months ended June 30, 2001, Sepracor received a credit of approximately $1,000,000 from the partial resolution of a third party manufacturing issue.

        Research and development expenses were $60,915,000 and $47,739,000 for the three months ended June 30, 2002 and 2001, respectively. The increase for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001 is primarily due to increased spending on and clinical studies in Sepracor's pharmaceutical programs, including (1) inventory build up of the active pharmaceutical ingredient, or API, of SOLTARA and ongoing clinical studies for SOLTARA brand tecastemizole, (2) formulation development costs and ongoing Phase II and Phase III clinical studies for levalbuterol in an HFA MDI formulation of XOPENEX, (3) NDA preparation costs and Phase III clinical studies relating to ESTORRA brand eszopiclone, (4) ongoing Phase III clinical studies for (S)-oxybutynin, and (5) ongoing Phase III clinical studies for (R,R)-formoterol.

        Drug development and approval in the United States is a multi-step process regulated by the FDA. The process begins with the filing of an Investigational New Drug Application ("IND"), which, if successful, allows opportunity for clinical study of the potential new drug. Clinical development typically involves three phases of study: Phase I, II and III. The most significant costs in clinical development are in the Phase III clinical trials, as they tend to be the longest and largest studies in the drug development process. Following successful completion of Phase III clinical trials, an NDA must be submitted to, and accepted by, the FDA, and the FDA must approve the NDA, prior to commercialization of the drug. Sepracor currently has four product candidates in Phase III clinical studies and one NDA recently reviewed by the FDA for which the Company received a "not approvable" letter from the FDA. The successful development of the Company's product candidates is highly uncertain. An estimation of product completion dates and completion costs can vary significantly for each product candidate and are difficult to predict. The lengthy process of seeking FDA approvals, and the subsequent compliance with applicable statutes and regulations, require the expenditure of substantial resources. The Company cannot assure you that any approval required by the FDA for any of its product candidates will be obtained on a timely basis, if at all. Any failure by the Company to obtain, or any delay in obtaining, regulatory approvals could materially adversely affect the Company's business.

        For additional discussion of the risks and uncertainties associated with completing development of potential product candidates, see "Factors Affecting Future Operating Results."

        Below is a summary of the stages of development for some of Sepracor's product candidates in late stage clinical development. The "Estimate of Completion of Phase" column contains forward-looking statements regarding timing of completion of product development phases. The actual timing of completion phases could differ materially from the estimates provided in the table. The table is sorted by highest to lowest spending amounts in the three-month period ended June 30, 2002, and the five product candidates listed accounted for approximately 82% of the Company's direct project research and development spending for the three months ended June 30, 2002.

Product Candidate	Indication	Phase of Development	Estimate of Completion of Phase
SOLTARA (tecastemizole)	Respiratory—Allergies	NDA	2003	*
ESTORRA (eszopiclone)	Central nervous system—Sleep disorders	Phase III	2002
XOPENEX-MDI	Respiratory—Asthma	Phase III	2003
(S)-Oxybutynin	Urology—Incontinence	Phase III	2003
(R,R)-Formoterol	Respiratory—Asthma	Phase III	2003
*
SOLTARA received a "not approvable" letter from the FDA in March 2002. The Company expects to re-submit the NDA in the first half of 2003 and does not expect the SOLTARA NDA to receive FDA approval, if at all, before 2004.

        Sepracor intends to file with the FDA an NDA for eszopiclone, which, if approved, would be marketed under the brand name ESTORRA. The NDA for eszopiclone will include a preclinical, clinical and post-marketing surveillance data package relating to zopiclone and its isomers and metabolites that the Company licensed from Rhone-Poulenc Rorer SA ("RPR", now Aventis). On October 26, 2001, the Company had a pre-NDA meeting with the FDA at which there was discussion concerning the completeness of the data package. In response to issues raised by the FDA regarding completeness of the NDA package, the Company is conducting additional preclinical studies to support the use of RPR's preclinical data package, including carcinogenicity studies. Sepracor anticipates submitting an NDA for eszopiclone to the FDA in 2002, when and if the Company obtains favorable results from the ongoing studies. If the FDA determines that the data package is insufficient to support the proposed NDA submission, it may refuse to accept the NDA for filing or require the Company to conduct additional studies. While the Company believes that there should not be significant delays in the filing of the NDA, there can be no assurance that the Company will not be required to conduct additional studies, that any such studies will produce results satisfactory to the FDA, that the FDA will approve the NDA or that significant delays in the commercialization of eszopiclone will not occur.

        Selling, marketing and distribution expenses were $35,190,000 and $22,201,000 for the three months ended June 30, 2002 and 2001, respectively. The increase for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001 is primarily due to increased payroll and related selling expenses as a result of the expansion of the Company's sales force from approximately 178 sales representatives and managers at June 30, 2001 to 484 sales representatives and managers at June 30, 2002. Sepracor expanded the sales force in preparation for the anticipated SOLTARA product launch, however, as a result of Sepracor's receipt of the "not approvable" letter for SOLTARA, the entire sales force is now focused on selling XOPENEX.

        General and administrative and patent expenses were $5,502,000 and $5,004,000 for the three months ended June 30, 2002 and 2001, respectively. The increase for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001 is primarily due to increased amortization of deferred financing costs, increased general insurance costs and costs associated with expanded corporate support services. In addition, costs relating to BioSphere were $0 and $672,000 for the three months ended June 30, 2002 and 2001, respectively, because Sepracor no longer consolidates BioSphere and now records its investment in BioSphere under the equity method, effective July 3, 2001.

        Interest income was $3,788,000 and $6,660,000 for the three months ended June 30, 2002 and 2001, respectively. The decrease for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001 is due to a decrease in the interest earned on increased cash and investments held in 2002 as compared to 2001, as a result of a significant decrease in the market rates available in 2002 as compared to 2001.

        Interest expense was $16,131,000 and $11,032,000 for the three months ended June 30, 2002 and 2001, respectively. The increase for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001 is due primarily to accrued interest on the $500,000,000 principal amount of 5.75% convertible subordinated notes due 2006, which were issued in the fourth quarter of 2001, partially offset by reduced interest expenses due to the conversion of $92,858,000 in principal amount of 6.25% convertible subordinated debentures in February 2001.

        Debt conversion expense was $22,302,000 and $0 for the three months ended June 30, 2002 and 2001, respectively. The expense, classified as an other expense item, represents the inducement costs associated with Sepracor's exchange of approximately $50,000,000 of its convertible subordinated debt in privately negotiated transactions during the three months ended June 30, 2002. The inducement costs represent the fair market value of 1,346,584 shares of Sepracor common stock issued to the holders as an inducement for conversion.

        Sepracor no longer consolidates BioSphere and now records its investment in BioSphere under the equity method, effective July 3, 2001. Equity in investee losses were $585,000 and $0 for the three months ended June 30, 2002 and 2001, respectively. The loss for the three-month period ended June 30, 2002 represents the Company's portion of BioSphere losses. Minority interest in subsidiary resulted in a decrease to consolidated net loss of $0 and $1,027,000 for the three months ended June 30, 2002 and 2001, respectively.

Six-Month Periods ended June 30, 2002 and 2001

        Product sales were $82,127,000 and $61,465,000 for the six months ended June 30, 2002 and 2001, respectively. XOPENEX sales accounted for 100% and 95% of product sales for the six months ended June 30, 2002 and June 30, 2001, respectively. The balance of product sales for the six months ended June 30, 2001 came from product sales of BioSphere. The increase in XOPENEX sales for the six-month period ended June 30, 2002 as compared to the six months ended June 30, 2001 is due primarily to an increase in unit sales of XOPENEX of approximately 24% in the six-month period ended June 30, 2002 and to an increase in the average net selling price per unit of XOPENEX of approximately 13% for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001.

        Royalties and other revenues were $22,857,000 and $16,685,000 for the six months ended June 30, 2002 and 2001, respectively. The increase for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001 is primarily due to increased royalties earned on sales of ALLEGRA in 2002 under an agreement with Aventis. Sepracor began earning royalties on commercial sales of ALLEGRA in the United States during February 2001, in Japan during November 2000 and in several other countries from 1999 to present. In addition, royalties and other revenues increased in 2002 because Sepracor began earning royalties on sales of CLARINEX in the United States under an agreement with Schering.

        Cost of product sold as a percentage of product sales was approximately 12% and 14% for the six months ended June 30, 2002 and 2001, respectively. The decrease in cost of product sold as a percentage of product sales for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001 is due primarily to a higher average selling price per unit of XOPENEX in 2002.

        Research and development expenses were $122,436,000 and $97,246,000 for the six months ended June 30, 2002 and 2001, respectively. The increase for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001 is primarily due to increased spending on preclinical and clinical studies in Sepracor's pharmaceutical programs, including (1) build up of SOLTARA API inventory and ongoing clinical studies for SOLTARA brand tecastemizole, (2) formulation development costs and ongoing Phase II and Phase III clinical studies for levalbuterol in an HFA MDI formulation of XOPENEX, (3) NDA preparation costs and Phase III clinical studies relating to ESTORRA brand eszopiclone, (4) ongoing Phase III clinical studies for (S)-oxybutynin and, (5) ongoing Phase III clinical studies for (R,R)-formoterol.

        Set forth on page 13 above is a table summarizing the stages of development of some of Sepracor's product candidates in late stage clinical development. The five product candidates listed in that table accounted for approximately 84% of the Company's direct project research and development spending for the six months ended June 30, 2002. If listed in order of highest to lowest spending for the six months ended June 30, 2002, the products would be listed as follows:

Product Candidate	Indication
SOLTARA (tecastemizole)	Respiratory—Allergies
(S)-Oxybutynin	Urology—Incontinence
ESTORRA (eszopiclone)	Central Nervous System—Sleep disorders
XOPENEX-MDI	Respiratory—Asthma
(R,R)-Formoterol	Respiratory—Asthma
*
SOLTARA received a "not approvable" letter from the FDA in March 2002. The Company expects to re-submit the NDA in the first half of 2003 and does not expect the SOLTARA NDA to receive FDA approval, if at all, before 2004.

        Selling, marketing and distribution expenses were $78,518,000 and $42,550,000 for the six months ended June 30, 2002 and 2001, respectively. The increase for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001 is primarily due to increased payroll and related selling expenses as a result of the expansion of Sepracor's XOPENEX sales force from approximately 178 sales representatives and managers at June 30, 2001 to 484 sales representatives and managers at June 30, 2002. The sales force expansion was in preparation for the anticipated SOLTARA product launch, however, as a result of Sepracor's receipt of the "not approvable" letter for SOLTARA, the entire sales force is now focused on selling XOPENEX.

        General and administrative and patent expenses were $11,678,000 and $10,608,000 for the six months ended June 30, 2002 and 2001, respectively. The increase for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001 is primarily due to increased amortization of deferred financing costs, increased general insurance costs and costs associated with expanded corporate support services. In addition, costs relating to BioSphere were $0 and $1,729,000 for the six months ended June 30, 2002 and 2001, respectively, because Sepracor no longer consolidates BioSphere and now records its investment in BioSphere under the equity method, effective July 3, 2001.

        Interest income was $8,922,000 and $15,784,000 for the six months ended June 30, 2002 and 2001, respectively. The decrease for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001 is due to a decrease in the interest earned on increased cash and investments held in 2002 as compared to 2001, as a result of a significant decrease in the market rates available in 2002 as compared to 2001.

        Interest expense was $34,346,000 and $22,755,000 for the six months ended June 30, 2002 and 2001, respectively. The increase for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001 is due primarily to accrued interest on the $500,000,000 principal amount of 5.75% convertible subordinated notes due 2006, which were issued in the fourth quarter of 2001, partially offset by reduced interest expenses due to the conversion of $92,858,000 in principal amount of 6.25% convertible subordinated debentures in February 2001.

        Debt conversion expense was $63,258,000 and $0 for the six months ended June 30, 2002 and 2001, respectively. The expense, classified as an other expense item, represents the inducement costs associated with Sepracor's exchange of approximately $147,000,000 of its convertible subordinated debt in privately negotiated transactions during the six months ended June 30, 2002. The inducement costs represent the fair market value of 3,415,561 shares of Sepracor common stock issued to the holders as an inducement for conversion.

        Sepracor no longer consolidates BioSphere and now records its investment in BioSphere under the equity method, effective July 3, 2001. Equity in investee losses were $1,197,000 and $0 for the six months ended June 30, 2002 and 2001, respectively. The loss for the six-month period ended June 30, 2002 represents the Company's portion of BioSphere losses. Minority interest in subsidiary resulted in a decrease to consolidated net loss of $0 and $2,152,000 for the six months ended June 30, 2002 and 2001, respectively.

Liquidity and Capital Resources

        Cash and cash equivalents and short and long-term investments totaled $719,911,000 at June 30, 2002, compared to $904,389,000 at December 31, 2001.

        The net cash used in operating activities for the six months ended June 30, 2002 was $164,476,000. The net cash used in operating activities includes a net loss of $208,625,000 adjusted by non-cash charges of $74,471,000. Accounts receivable decreased by $4,047,000. Inventories decreased by $171,000. Other current assets increased by $4,306,000 primarily due to increased royalty receivables from Aventis relating to ALLEGRA and from Schering relating to CLARINEX. Accounts payable decreased by $19,308,000 due to the timing of cash disbursements. Accrued expenses decreased by $9,922,000 primarily due to reduced sales and marketing costs associated with SOLTARA.

        The net cash used in investing activities for the six months ended June 30, 2002 was $41,353,000. Cash used in net purchases of short and long-term investments was $19,306,000. The Company made purchases of property and equipment of $21,877,000 of which $16,473,000 was related to the construction of a new research and development and corporate office building.

        The net cash provided by financing activities for the six months ended June 30, 2002 was $2,204,000. The Company received proceeds of $3,026,000 from the issuance of common stock under employee stock purchase plans and stock option plans.

        In July 2002, Sepracor completed the move out of its leased facilities at 33 and 111 Locke Drive, Marlborough, Massachusetts and moved into its newly constructed research and development and corporate office building at 84 Waterford Drive, Marlborough, Massachusetts. Sepracor is in the process of trying to sub-lease its facilities at 33 and 111 Locke Drive, which leases extend through June 2007. At this time, Sepracor believes that it will be able to sub-lease the space at rates that will allow it to offset the future minimum lease obligations and related expenses.

        In June 2002, Sepracor exercised its option to purchase the Solomon Pond Corporate Center ("SPCC") from the developer of the site. The SPCC consists of approximately 58 acres and a newly constructed 192,600 square foot research and development and corporate office building, which Sepracor occupied and began leasing in June 2002. The total cost to purchase the land and building from the developer is estimated to be approximately $37,000,000. The purchase is expected to take place in September 2002, at which time Sepracor will be paid all funds loaned to the developer during construction, which are estimated to be approximately $27,000,000, at the time of closing. As of June 30, 2002, Sepracor had loaned approximately $23,595,000 to the developer.

        The Company believes its existing cash and the anticipated cash flow from its current strategic alliances and operations will be sufficient to support existing operations through 2003. Sepracor's actual future cash requirements, however, will depend on many factors, including the progress of its preclinical, clinical and research programs, the number and breadth of these programs, the costs associated with commercialization of the Company's products and products under development, the timing and receipt of regulatory approvals, achievement of milestones under its strategic alliance arrangements, sales of its products, acquisitions, its ability to establish and maintain additional strategic alliances and licensing arrangements and the progress of the Company's development efforts and the development efforts of its strategic partners. Based on its current operating plan, the Company believes that it will not be required to raise additional capital to fund the repayment of its outstanding convertible subordinated debt when due. However, if the Company is not able to commercialize its later stage products, or if such product candidates, if approved, do not achieve expected sales levels, Sepracor may be required to raise additional funds in order to repay its outstanding convertible subordinated debt and there can be no assurance that, if required, Sepracor would be able to raise such funds on acceptable terms.

Recent Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill and certain intangible assets be replaced with periodic tests of the goodwill's impairment and that intangible assets be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001. However, for goodwill and intangible assets acquired after June 30, 2001, certain provisions of SFAS No. 142 will be effective from the date of acquisition. The Company adopted SFAS No. 142 effective January 1, 2002 and the adoption had no impact on the Company's financial statements and related disclosures.

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

Critical Accounting Policies

        The Company identified critical accounting policies in its Annual Report on Form 10-K for the year ended December 31, 2001. These critical accounting policies related to revenue recognition, royalty revenue recognition, rebate and return reserves, patents, intangibles and other assets and accounts receivable and bad debt. No changes to these critical policies have taken place in the three and six-month periods ended June 30, 2002.

        Sepracor implemented a new policy for the induced conversion of debt in the three-month period ended March 31, 2002. A summary of this new policy is set forth below.

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

Factors Affecting Future Operating Results

        Certain of the information contained in this Report, including information with respect to the expected timing of completion of phases of development of the Company's drugs under development, the safety, efficacy and potential benefits of the Company's drugs under development, the timing and success of regulatory filings and the scope of patent protection with respect to these products and information with respect to the other plans and strategies for the Company's business and the business of the subsidiaries and certain affiliates of the Company, consists of forward-looking statements. The forward-looking statements contained in this Report represent our expectations as of the date of this Report. Subsequent events will cause our expectations to change. However, while we may elect to update these forward-looking statements, we specifically disclaim any intention or obligation to do so. Important factors that could cause actual results to differ materially from the forward-looking statements include the following:

We have never been profitable and we may not be able to generate revenues sufficient to achieve profitability.

        We have not been profitable since inception, and it is possible that we will not achieve profitability. We incurred net losses on a consolidated basis of approximately $208.6 million for the six months ended June 30, 2002 and $224.0 million for the year ended December 31, 2001. We anticipate that our net loss in fiscal 2002 will exceed that incurred in fiscal 2001. We expect to continue to incur significant operating and capital expenditures. As a result, we will need to generate significant revenues to achieve and maintain profitability. We cannot assure you that we will achieve significant revenues or that we will ever achieve profitability. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. If revenues grow more slowly than we anticipate or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial conditions will be materially and adversely affected.

If we or our development partners are not successful in developing and commercializing our principal products under development, then our ability to become profitable will be adversely affected.

        Our ability to generate profitability will depend in large part on successful commercialization of our initial products and successful development and commercialization of principal products under development. Failure to successfully commercialize our products and products under development may have a material adverse effect on our business. In March 2002, we were informed by the FDA that it issued a "not approvable" letter for our NDA for SOLTARA brand tecastemizole capsules. While we had expected to launch SOLTARA in the United States during 2002, we will not be able to commercialize SOLTARA unless and until we receive approval from the FDA. Currently, we do not expect to receive approval, if at all, until at least 2004. In addition, in response to issues raised by the FDA regarding completeness of our NDA for eszopiclone, we are conducting additional preclinical studies to support use of RPR's preclinical data package, including carcinogenicity studies. We anticipate submitting an NDA for eszopiclone to the FDA in 2002 when and if we obtain favorable results from the ongoing studies. If the NDA is approved, we would market the product under the brand name ESTORRA. Before we commercialize any of our product candidates, we will need to file an NDA for the product candidate, and the FDA will need to approve the NDA. If the FDA delays or denies approval of any NDA that we file in the future, then successful commercialization of our products under development may be delayed or terminated, which could have a material adverse effect on our business.

        We are entitled to receive royalties on sales, if any, of ticalopride under our agreement with Janssen Pharmaceutica, N.V., a wholly owned subsidiary of Johnson & Johnson ("Janssen"). In April 2001, Janssen announced that it had suspended clinical trials of ticalopride pending further analysis of a small number of adverse events reported in patients. We do not know if or when ticalopride may be approved or the timing of commercialization of ticalopride. In addition, if other collaborative agreements are terminated or commercialization efforts under those agreements are delayed or unsuccessful, then successful commercialization of the products under development may be delayed or terminated and our royalty revenues could be delayed and/or reduced, which could have a material adverse effect on our business.

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

        All of our revenue from product sales for the three and six months ended June 30, 2002 and substantially all of our total revenue for the three and six months ended June 30, 2002 and for the years ended December 31, 2001 and December 31, 2000, resulted from sales of XOPENEX. In March 2002, the FDA issued a "not approvable" letter for our next product SOLTARA. Accordingly, we expect that sales of XOPENEX will represent all of our product sales and a majority of our total revenues for the next several years. If sales of XOPENEX do not continue to increase, we will not have sufficient revenues to achieve our business plan.

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

        The FDA and similar foreign agencies must approve the marketing and sale of pharmaceutical products developed by us or our development partners. These agencies impose substantial requirements on the manufacture and marketing of drugs. Any unanticipated preclinical and clinical studies we are required to undertake could result in a significant increase in the funds we will require to advance our products to commercialization. In addition, the failure by us or our collaborative development partners to obtain regulatory approval on a timely basis, or at all, or the attempt by us or our collaborative development partners to receive regulatory approval to achieve labeling objectives, could prevent or adversely affect the timing of the commercial introduction of, or our ability to market and sell, our products. In March 2002, we were informed by the FDA that it issued a "not approvable" letter for our NDA for SOLTARA brand tecastemizole capsules. While we had expected to launch SOLTARA in the United States during 2002, we will not be able to commercialize SOLTARA unless and until we receive approval from the FDA and, currently, we do not expect to receive an approval, if at all, until at least 2004. In addition, in response to issues raised by the FDA regarding completeness of our NDA for eszopiclone, we are conducting additional preclinical studies to support use of RPR's preclinical data package, including carcinogenicity studies. We anticipate submitting an NDA for eszopiclone to the FDA in 2002 when and if we obtain favorable results from these ongoing studies. Before we commercialize any of our product candidates, we will need to file NDAs, and the FDA will need to approve our NDAs. If the FDA delays or denies approval of any NDA that we file in the future, then successful commercialization of our products under development may be delayed or terminated, which could have a material adverse effect on our business.

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

        We currently have limited marketing and sales experience. If we successfully develop and obtain regulatory approval for the products we are currently developing, we may license some of them to large pharmaceutical companies and market and sell through our direct sales forces or through other arrangements, including co-promotion arrangements. We have established a direct sales force to market XOPENEX. We also expect to use a direct sales force to market SOLTARA brand tecastemizole, if approved. As we begin to enter into co-promotion arrangements or market and sell additional products directly, we will need to significantly expand our sales force. We have incurred significant expense in expanding our direct sales force and expect to incur additional expense as we further expand. With respect to products under development, we expect to incur significant costs in developing a sales force before the products have been approved for marketing. Our limited experience in developing, maintaining and expanding a direct sales force may restrict our success in commercializing our products.

        Our ability to realize significant revenues from direct marketing and sales activities depends on our ability to attract and retain qualified sales personnel in the pharmaceutical industry and competition for these persons is intense. If we are unable to attract and retain qualified sales personnel, we will not be able to successfully expand our marketing and direct sales force on a timely or cost effective basis. We may also need to enter into additional co-promotion arrangements with third parties where our own direct sales force is neither well situated nor large enough to achieve maximum penetration in the market. We may not be successful in entering into any co-promotion arrangements, and the terms of any co-promotion arrangements may not be favorable to us. We depend on a third-party contract sales organization for sales of XOPENEX and we may contract with third-party contract sales organizations in the future for other products, if successfully developed and approved, including SOLTARA brand tecastemizole. We cannot control the level of effort and quality of service provided by co-promoters or any third party sales force. If the level of effort and /or quality of service provided by these third parties are not adequate, our revenues would be adversely affected.

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

        Failure to increase our manufacturing capabilities may mean that even if we develop promising new products, we may not be able to produce them. We currently operate a manufacturing plant that is compliant with current good manufacturing practices that we believe can produce commercial quantities of the active pharmaceutical ingredient for XOPENEX and support the production of our other product candidates in amounts needed for our clinical trials. However, we will not have the capability to manufacture in sufficient quantities all of the products which may be approved for sale. Accordingly, we will be required to spend money to expand our current manufacturing facility, build an additional manufacturing facility or contract the production of these drugs to third-party manufacturers.

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

        As of June 30, 2002, our total long-term debt was approximately $1,113.8 million and our stockholders' equity (deficit) was ($322.0) million. None of the 7% convertible subordinated debentures due 2005, the 5% convertible subordinated debentures due 2007, or the 5.75% notes due 2006 restricts our ability or our subsidiaries ability to incur additional indebtedness, including debt that ranks senior to the 7% debentures, the 5% debentures, and the 5.75% notes. Additional indebtedness that we incur may rank senior to or on parity with these debentures and notes in certain circumstances. Our ability to satisfy our obligations will depend upon our future performance, which is subject to many factors, including factors beyond our control. The conversion price for the 7% debentures is $62.4375, the conversion price for the 5% debentures is $92.38 and the conversion price for the 5.75% notes is $60.00. The current market price for shares of our common stock is significantly below the conversion price of our convertible subordinated debt. If the market price for our common stock does not exceed the conversion price, the holders of the debentures and notes may not convert their securities into common stock.

        Historically, we have had negative cash flow from operations. For the six months ended June 30, 2002, net cash used in operating activities was approximately $164.5 million. The annual debt service on our debentures and notes, assuming no additional securities are converted or redeemed, is approximately $63.7 million. Unless we are able to generate sufficient operating cash flow to service the debentures and notes, we will be required to raise additional funds or default on our obligations under the debentures and notes. Based on our current operating plan, we believe that we will not be required to raise additional capital to fund the repayment of our outstanding convertible debt when due. However, if we are not able to commercialize our current late-stage product candidates, or if such product candidates, if approved, do not achieve expected sales levels, we may be required to raise additional funds in order to repay our outstanding convertible debt and there can be no assurance that, if required, we would be able to raise such funds on favorable terms, if at all.

        Our 7% debentures, 5% debentures and 5.75% notes are currently trading at discounts to their respective face amounts. Accordingly, in order to reduce future cash interest payments, as well as future amounts due at maturity, we have in the past and may from time to time in the future, depending on market conditions, exchange shares of our common stock for additional outstanding convertible subordinated debt, and the number of shares that we might issue as a result of such exchanges would significantly exceed the number of shares originally issuable upon conversion of such debt. Accordingly, such exchanges could result in material dilution to holders of our common stock. There can be no assurance that we will exchange any or all of our outstanding convertible subordinated debt for shares of our common stock.

If the estimates we make, and the assumptions on which we rely, in preparing our financial statements prove inaccurate, our actual results may vary from these reflected in our projections and accruals.

        Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses, the amounts of charges accrued by us and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. There can be no assurance, however, that our estimates, or the assumptions underlying them, will be correct. For example, our royalty revenue is recognized based upon estimates of sales during the period and, if these sales estimates are greater than the actual sales that occur during the period, our net income would be reduced. This, in turn, could adversely affect our stock price.

If sufficient funds to finance our business are not available to us when needed or on acceptable terms, then we may be required to delay, scale back, eliminate or alter our strategy for our programs.

        We may require additional funds for our research and product development programs, operating expenses, repayment of debt, the pursuit of regulatory approvals, license or acquisition opportunities and the expansion of our production, sales and marketing capabilities. Historically, we have satisfied our funding needs through collaboration arrangements with corporate partners and equity and debt financings. These funding sources may not be available to us when needed in the future, and, if available, they may not be on terms acceptable to us. Insufficient funds could require us to delay, scale back or eliminate certain of our research and product development programs or to license third parties to commercialize products or technologies that we would otherwise develop or commercialize ourselves. Our cash requirements may vary materially from those now planned because of factors including:

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

  •
  the results of clinical trials with respect to products under development;

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

ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

        The Company is exposed to market risk from changes in interest rates and equity prices, which could affect its future results of operations and financial condition. These risks are described in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. As of August 12, 2002, there have been no material changes to the market risks described in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Additionally, the Company does not anticipate any near-term changes in the nature of its market risk exposures or in management's objectives and strategies with respect to managing such exposures.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        Currently, Sepracor is not a party to any material legal proceedings.

ITEMS 2-3. NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company's Annual Meeting of Stockholders was held on May 22, 2002 (the "Annual Meeting"). The following represents the results of the voting on proposals submitted to a vote of stockholders at the Annual Meeting:

1.
The following persons were elected directors (Class II) to serve subject to the By-laws of the Company until the annual meeting of stockholders in 2005 and thereafter until his successor is duly elected and qualified:

	For	Withheld Authority
Timothy J. Barberich	68,481,089	4,721,104
Keith Mansford	72,867,170	335,023

        The terms of office of the following directors continued after the Annual Meeting:

    James G. Andress
    Digby W. Barrios
    Robert J. Cresci
    James F. Mrazek
    Alan A. Steigrod

2.
Approval of an amendment to the Company's 2000 Stock Incentive Plan.

For	Against	Abstain	Broker Non-Votes
38,869,946	12,306,349	111,327	21,914,571

ITEM 5. NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  a.)
  Exhibits

  10.1
  Sepracor's 2002 Stock Incentive Plan, as amended

  99.1
  Certificate of Sepracor's Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  b.)
  The following report on Form 8-K was filed by the Company during the quarter ended June 30, 2002:

  1.
  Current Report on Form 8-K filed with the Securities and Exchange Commission on June 4, 2002 reporting, pursuant to Item 5, that the Company's board of directors has declared a dividend of one preferred stock purchase right for each outstanding share of Sepracor common stock, $0.10 par value per share, to its stockholders of record at the close of business on June 21, 2002. The description and terms of the rights are set forth under a Rights Agreement dated June 3, 2002, between Sepracor and EquiServe Trust Company, N.A., as Rights Agent.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEPRACOR INC.
Date: August 14, 2002	By:	/s/ TIMOTHY J. BARBERICH Timothy J. Barberich Chairman and Chief Executive Officer (Principal Executive Officer)
Date: August 14, 2002	By:	/s/ ROBERT F. SCUMACI Robert F. Scumaci Executive Vice President, Finance and Administration, and Treasurer (Principal Accounting Officer)

QuickLinks

INDEX
CONSOLIDATED CONDENSED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II
SIGNATURES