Form 10-Q
period 2002-09-30
SEPRACOR INC /DE/
filed 2002-11-12
CIK 877357

Use these links to rapidly review the document
INDEX

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 0-19410

SEPRACOR INC.
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	22-2536587 (IRS Employer Identification No.)
84 Waterford Drive, Marlborough, Massachusetts (Address of Principal Executive Offices)	01752 (zip code)

Registrant's telephone number, including area code: (508) 481-6700

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Number of shares outstanding of the registrant's class of Common Stock as of November 8, 2002: 84,166,094 shares.

SEPRACOR INC.
INDEX

SEPRACOR INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)
(In Thousands)

	September 30, 2002	December 31, 2001
Assets
Current assets:
Cash and cash equivalents	$396,521	$715,082
Short-term investments	156,902	116,063
Accounts receivable, net	26,930	21,660
Inventories	7,416	9,773
Other current assets	15,871	10,395

Total current assets	603,640	872,973

Long-term investments	25,245	73,244
Property and equipment, net	63,643	43,846
Investment in affiliates	20,727	43,089
Deferred financing costs, net	20,503	30,087
Patents and intangible assets, net	27,700	29,504
Other assets	794	788

Total assets	$762,252	$1,093,531

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$4,884	$25,091
Accrued expenses	93,169	102,598
Current portion of long-term debt and capital lease obligation	1,028	624
Other current liabilities	18,125	17,524

Total current liabilities	117,206	145,837

Long-term debt and capital lease obligation	1,111	1,436
Convertible subordinated debt	997,586	1,259,960

Total liabilities	1,115,903	1,407,233

Stockholders' equity (deficit):
Preferred stock	—	—
Common stock	8,411	7,806
Additional paid-in capital	774,931	562,341
Unearned compensation, net	(69)	(120)
Accumulated deficit	(1,149,637)	(917,402)
Accumulated other comprehensive income	12,713	33,673

Total stockholders' equity (deficit)	(353,651)	(313,702)

Total liabilities and stockholders' equity (deficit)	$762,252	$1,093,531

The accompanying notes are an integral part of the consolidated financial statements

SEPRACOR INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001
Revenues:
Product sales	$42,530	$31,574	$124,657	$93,039
Royalties and other	12,547	5,118	35,404	21,803

Total revenues	55,077	36,692	160,061	114,842

Costs and expenses:
Cost of product sold	5,241	3,228	15,446	11,938
Cost of royalties and other	423	—	693	493
Research and development	60,144	56,981	182,580	154,227
Selling, marketing and distribution	32,919	25,075	111,437	67,625
General and administrative and patent costs	5,857	4,413	17,535	15,021

Total costs and expenses	104,584	89,697	327,691	249,304

Loss from operations	(49,507)	(53,005)	(167,630)	(134,462)

Other income (expense):
Interest income	3,331	5,229	12,253	21,013
Interest expense	(15,691)	(11,017)	(50,037)	(33,772)
Debt conversion expense	—	—	(63,258)	—
Gain on early extinguishment of debt	38,950	—	38,950	—
Equity in investee losses	(304)	(812)	(1,501)	(812)
Gain on sale of subsidiary stock	—	23,113	—	23,113
Other income (expense)	(389)	48	(1,012)	1,022

Net loss before minority interest	(23,610)	(36,444)	(232,235)	(123,898)
Minority interest in subsidiary	—	—	—	2,152

Net loss	$(23,610)	$(36,444)	$(232,235)	$(121,746)

Basic and diluted net loss per common share	$(.28)	$(0.47)	$(2.82)	$(1.57)
Shares used in computing basic and diluted net loss per common share:
Basic and diluted	84,110	77,866	82,456	77,390

The accompanying notes are an integral part of the consolidated financial statements

SEPRACOR INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Nine Months Ended
	September 30, 2002	September 30, 2001
Cash flows from operating activities:
Net loss	$(232,235)	$(121,746)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,991	9,519
Minority interest in subsidiary	—	(2,152)
Debt conversion expense	63,258	—
Gain on early extinguishment of debt	(38,950)	—
Gain on sale of subsidiary stock	—	(23,113)
Provision for bad debt	151	145
Equity in investee losses	1,501	812
Loss on disposal of property and equipment	212	198
Other	907	—
Changes in operating assets and liabilities:
Accounts receivable	(5,421)	(7,757)
Inventories	2,357	(1,887)
Other current assets	(6,383)	(5,801)
Accounts payable	(20,207)	(22,931)
Accrued expenses	(4,496)	7,028
Other current liabilities	601	8,520

Net cash used in operating activities	(224,714)	(159,165)

Cash flows from investing activities:
Purchases of short and long-term investments	(228,311)	(357,532)
Sales and maturities of short and long-term investments	235,535	471,957
Additions to property and equipment	(25,932)	(7,594)
Net proceeds from sale of BioSphere stock	—	26,604
Deconsolidation of BioSphere cash	—	(9,405)
Changes in other assets	(586)	(8,808)

Net cash provided by (used in) investing activities	(19,294)	115,222

Cash flows from financing activities:
Cash used for repurchase of debt	(76,718)	—
Net proceeds from issuance of common stock	3,420	2,032
Costs associated with issuance of 5% convertible subordinated debt	(329)	—
Borrowings of long-term debt and capital lease obligations	—	1,475
Repayments of long-term debt and capital lease obligations	(763)	(395)

Net cash provided by (used in) financing activities	(74,390)	3,112
Effect of exchange rate changes on cash and cash equivalents	(163)	(96)

Net decrease in cash and cash equivalents	(318,561)	(40,927)

Cash and cash equivalents at beginning of period	$715,082	$354,058

Cash and cash equivalents at end of period	$396,521	$313,131

Non cash activities:
Conversion of convertible subordinated debt into shares of common stock	$147,000	$92,858
Interest due on convertible subordinated debt converted into shares of common stock	$2,837	—
Additions to capital leases	$843	—

The accompanying notes are an integral part of the consolidated financial statements

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.    Basis of Presentation:

        The accompanying consolidated interim financial statements are unaudited and have been prepared on a basis substantially consistent with the audited financial statements. Certain information and footnote disclosures normally included in Sepracor's annual financial statements have been condensed or omitted. The year-end consolidated condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The consolidated interim financial statements, in the opinion of management, reflect all adjustments (including normal recurring accruals) necessary for a fair presentation of the results for the interim periods ended September 30, 2002 and 2001.

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

        In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, which required gains or losses on the extinguishment of debt to be classified as an extraordinary item. The Company has elected to early adopt SFAS No. 145 effective July 1, 2002. As a result of the adoption of SFAS No. 145, the Company has recorded its gains on extinguishment of debt in the quarter ending September 30, 2002 as other income. The Company adopted this new accounting standard effective July 1, 2002.

        In July 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities". The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company plans to adopt SFAS No. 146 in 2003.

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

        For the three and nine months ended September 30, 2002 and 2001, basic and diluted net loss per common share is computed based on the weighted-average number of common shares outstanding during the period because the effect of common stock equivalents would be anti-dilutive. Certain securities were not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2002 and 2001 because they would have an anti-dilutive effect due to net losses for such periods. These securities include the following:

        Options to purchase shares of common stock:

(in thousands, except price per share data)	September 30, 2002	September 30, 2001
Number of options	8,995	10,781
Price range per share	$2.50 to $92.25	$2.50 to $125.44

        In July 2002, Sepracor accepted for exchange options to purchase an aggregate of 4,268,542 shares of the Company's common stock held by certain employees of the Company, excluding directors and officers, pursuant to the terms of the option exchange program filed with the Securities and Exchange Commission in June 2002. These shares have been cancelled and are excluded from the number of options in the above table at September 30, 2002. Sepracor expects that on or about January 20, 2003, it will issue to such employees new options to purchase an aggregate of 4,268,542 shares of the Company's common stock at an exercise price equal to the closing price on that date, in exchange for the options surrendered in the option exchange program.

        Shares of common stock reserved for issuance upon conversion of convertible subordinated debt:

(in thousands)	September 30, 2002	September 30, 2001
7% convertible subordinated debentures due 2005	2,043	4,804
5% convertible subordinated debentures due 2007	4,763	4,979
5.75% convertible subordinated notes due 2006	7,167	—

	13,973	9,783

4.    Inventories:

        Inventories consist of the following:

(in thousands)	September 30, 2002	December 31, 2001
Raw materials	$3,005	$1,231
Work in progress	1,121	103
Finished goods	3,290	8,439

	$7,416	$9,773

5.    Convertible Subordinated Debt:

        The principal amount of convertible subordinated debt outstanding as of September 30, 2002 and December 31, 2001 was as follows:

(in thousands)	September 30, 2002	December 31, 2001
7% convertible subordinated debentures due 2005	$127,586	$299,960
5% convertible subordinated debentures due 2007	440,000	460,000
5.75% convertible subordinated notes due 2006	430,000	500,000

	$997,586	$1,259,960

        In the third quarter of 2002, Sepracor repurchased, in privately negotiated transactions, an aggregate of $115,374,000 face value of its 7% convertible subordinated debentures due 2005 (the "7% Debentures"), for an aggregate consideration of approximately $74,622,000 in cash, excluding accrued interest. This repurchase resulted in the recording of a gain in other income of approximately $38,950,000 in the three and nine months ended September 30, 2002.

        Sepracor agreed to repurchase an additional $15,716,000 face value of 7% Debentures in September 2002 and the transactions settled in October 2002 for an aggregate consideration of approximately $10,157,000 in cash, excluding accrued interest, and will be recorded, along with a gain to other income of approximately $5,315,000, in the fourth quarter of 2002.

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

        The Company accounts for the conversion of convertible debt into equity securities pursuant to an inducement in accordance with SFAS No. 84, "Induced Conversions of Convertible Debt". The Company recognizes as debt conversion expense, in other expense, an amount equal to the fair value of all securities and other consideration transferred in the transaction in excess of the fair value of securities issuable pursuant to the original conversion terms.

        As a result of these transactions, deferred financing costs of approximately $3,320,000 were written off against additional paid-in capital for the nine months ended September 30, 2002 and inducement costs of $63,258,000 were charged to other expense for the nine months ended September 30, 2002.

6.    Comprehensive Loss:

        Total comprehensive loss is comprised of net loss, cumulative translation adjustments and unrealized gain (loss) on available-for-sale securities. The comprehensive loss is as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001
Net loss	$(23,610)	$(36,444)	$(232,235)	$(121,746)
Cumulative translation adjustment	(57)	62	(163)	19
Unrealized gain (loss) on available-for-sale securities	(8,443)	1,626	(20,797)	10,600

Total comprehensive loss	$(32,110)	$(34,756)	$(253,195)	$(111,127)

7.    Investment in Affiliates:

Investment in Versicor Inc.:

        Sepracor considers its investment in Versicor as an available-for-sale security and as such, has marked-to-market its investment at the September 30, 2002 closing sale price of Versicor common stock on the Nasdaq National Market, which was $8.52 per share. This resulted in the recording of an unrealized loss of approximately $21,221,000 as a separate component of stockholders' equity for the nine months ended September 30, 2002.

Investment in Point Therapeutics, Inc. (formerly known as HemaSure Inc. and HMSR, Inc.):

        Sepracor considers its investment in Point Therapeutics as an available-for-sale security and as such has marked-to-market its investment at the September 30, 2002 closing sale price of Point Therapeutics common stock on the Nasdaq National Market, which was $0.83 per share. This resulted in the recording of an unrealized gain of approximately $360,000 as a separate component of stockholders' equity for the nine months ended September 30, 2002.

        Sepracor changed the accounting method for its investment in Point Therapeutics from the equity method to the cost method in the second quarter of 2002 primarily because Sepracor determined that it no longer had significant influence over the operations of Point Therapeutics, Inc.

Investment in BioSphere Medical Inc.:

        Sepracor no longer consolidates BioSphere and now records its investment in BioSphere under the equity method, effective July 3, 2001. Sepracor has recorded $304,000 and $1,501,000 as its share of BioSphere losses for the three and nine months ended September 30, 2002, respectively.

8.    Litigation:

        Currently, Sepracor is not a party to any material legal proceedings.

9.    Subsequent Events:

        In September 2002, Sepracor agreed to repurchase an additional $15,716,000 face value of its 7% Debentures. The transactions settled in October 2002 for an aggregate consideration of approximately $10,157,000 in cash, excluding accrued interest, and will be recorded, along with a gain to other income of approximately $5,315,000, in the fourth quarter of 2002.

        In June 2002, Sepracor exercised its option to purchase the Solomon Pond Corporate Center ("SPCC") from the developer of the site. The SPCC consists of approximately 58 acres and a newly constructed 192,600 square foot research and development and corporate office building, which Sepracor occupied and began leasing in June 2002. On November 5, 2002, Sepracor completed the purchase of the SPCC from the developer at a purchase price of approximately $37,405,000, which includes closing costs. At closing, the developer paid Sepracor approximately $26,197,000 for principal and interest, which had been borrowed by the developer under a construction loan. Sepracor paid approximately $11,208,000 in net cash at closing.

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

OVERVIEW

        Sepracor Inc. is a research-based pharmaceutical company dedicated to treating and preventing human disease through the discovery, development and commercialization of innovative pharmaceutical products that are directed toward serving unmet medical needs. Sepracor's drug development program has yielded an extensive portfolio of drug candidates, including candidates for the treatment of respiratory, urological and central nervous system disorders. Sepracor's corporate headquarters are located in Marlborough, Massachusetts.

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

        In January 2002, Sepracor and 3M Drug Delivery Systems Division announced initiation of a scale-up and manufacturing collaboration for a XOPENEX® hydrofluoroalkane ("HFA") metered-dose inhaler ("MDI"). The collaboration combines Sepracor's short-acting beta-agonist, XOPENEX, and 3M's expertise in manufacturing MDIs, the device most commonly used by patients for the treatment of asthma and chronic obstructive pulmonary disease, using HFA technology. If the scale-up is successful and Sepracor develops and markets XOPENEX HFA MDI, Sepracor intends to enter into a Supply Agreement with 3M, pursuant to which 3M would supply Sepracor's requirements for XOPENEX HFA MDI, on terms to be negotiated by the parties including volume based unit pricing and royalty provisions.

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

        In March 2002, the FDA issued a "not approvable" letter for Sepracor's New Drug Application ("NDA") filed for SOLTARA™ brand tecastemizole capsules for the treatment of allergic rhinitis. A "not approvable" letter is issued if the FDA believes that the application contains insufficient information for an approval action. In April 2002, Sepracor met with the FDA to discuss issues outlined by the FDA in the "not approvable" letter for SOLTARA. In October 2002, Sepracor met with the FDA to discuss initiation of additional preclinical and clinical studies of SOLTARA. Contingent upon favorable results of proposed preclinical and clinical studies, Sepracor expects to include approximately 10 additional preclinical and 10 additional clinical studies in addition to re-analyzed existing tecastemizole data as part of an amendment to the SOLTARA NDA. Contingent upon successful completion of additional studies and re-analysis of existing tecastemizole data, Sepracor believes that it will be in a position to amend the SOLTARA NDA to seek marketing approval in the first half of 2004. There can be no assurance whether or when SOLTARA will be approved. Sepracor does not expect the SOLTARA NDA to receive FDA approval, if at all, before 2005.

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

        In June 2002, the Company adopted a shareholder rights plan designed to safeguard against abusive takeover tactics that would limit the ability of all shareholders to realize the long-term value of their investment in Sepracor. The plan was not adopted in response to any unsolicited offer or takeover attempt. A complete copy of the shareholder rights plan was part of a Current Report on Form 8-K filed with the Securities and Exchange Commission on June 4, 2002.

        In June 2002, Sepracor delivered terms of a stock option exchange program to its employees, excluding members of the board of directors and senior management, and filed with the Securities and Exchange Commission a Schedule TO-I relating to such option exchange program. Pursuant to the terms of this option exchange program, on July 17, 2002, the Company accepted for exchange options to purchase an aggregate of 4,268,542 shares of the Company's common stock held by certain employees of the Company, excluding directors and officers. Sepracor expects that on or about January 20, 2003, it will issue to such employees new options to purchase an aggregate of 4,268,542 shares of the Company's common stock at an exercise price equal to the closing price on that date, in exchange for the options surrendered in the option exchange program.

        In June 2002, Sepracor exercised its option to purchase the Solomon Pond Corporate Center ("SPCC") from the developer of the site. The SPCC consists of approximately 58 acres and a newly constructed 192,600 square foot research and development and corporate office building, which Sepracor occupied and began leasing in June 2002. As of September 30, 2002, Sepracor had loaned approximately $25,116,000 to the developer. On November 5, 2002, Sepracor completed the purchase of the SPCC from the developer at a purchase price of approximately $37,405,000, which includes closing costs. At closing, the developer paid Sepracor approximately $26,197,000 for principal and interest, which had been borrowed by the developer under a construction loan. Sepracor paid approximately $11,208,000 in net cash at closing.

        In July 2002, Sepracor completed the move out of its leased facilities at 33 and 111 Locke Drive, Marlborough, Massachusetts and moved into its newly constructed research and development and corporate office building in the SPCC at 84 Waterford Drive, Marlborough, Massachusetts. Sepracor is seeking to sublease its facilities at 33 and 111 Locke Drive, the leases of which extend through June 2007. In the third quarter of 2002, the Company accrued $1,452,000 for its estimated cumulative future minimum lease obligation under these leases net of estimated future sublease rental income through the term of the leases.

        In August 2002, Sepracor signed an agreement with MedPointe Inc. for the co-promotion of ASTELIN®(azelastine HCl), a nasal-spray antihistamine. ASTELIN is the only antihistamine that has been approved by the FDA for the treatment of symptoms of both seasonal allergic rhinitis in adults and children 5 years of age and older, and non-allergic vasomotor rhinitis in adults and children 12 years and older. Under terms of the multi-year agreement, Sepracor's sales force will market ASTELIN to pulmonologists, allergists, pediatricians and primary care physicians in U.S. hospitals and clinics. Sepracor will receive a percentage of ASTELIN net sales above an agreed upon annual baseline sales level and Sepracor will be reimbursed for certain promotional and training expenses. Sepracor will record all cash received under this agreement as revenue and all related costs as cost of revenue.

        In the third quarter of 2002, Sepracor repurchased, in privately negotiated transactions, an aggregate of $115,374,000 face value of its 7% convertible subordinated debentures due 2005 (the "7% Debentures"), for an aggregate consideration of approximately $74,622,000 in cash, excluding accrued interest. This repurchase resulted in the recording of a gain in other income of approximately $38,950,000 in the three and nine months ended September 30, 2002.

        In September 2002, Sepracor agreed to repurchase an additional $15,716,000 face value of 7% Debentures. The transactions settled in October 2002 for an aggregate consideration of approximately $10,157,000 in cash, excluding accrued interest, and will be recorded, along with a gain to other income of approximately $5,315,000, in the fourth quarter of 2002.

        For the fourth quarter of 2002, the Company expects that it will incur increasing operating expenses as compared to the third quarter of 2002 and fourth quarter of 2001, primarily due to expansion of research and development activities relating to development of the Company's late-stage portfolio of pharmaceuticals and drug candidates, including SOLTARA brand tecastemizole, ESTORRA™ brand eszopiclone, XOPENEX MDI, (R,R)-formoterol and (S)-oxybutynin. These activities include the completion of ongoing clinical studies, the initiation of additional clinical studies and costs associated with the preparation of NDAs for several of the compounds. For the fourth quarter of 2002, the Company also expects increasing sales and marketing expenses as compared to the fourth quarter of 2001, primarily due to an increase in the sales force in 2002 as compared to 2001.

Results of Operations

Three-Month Periods ended September 30, 2002 and 2001

        Product sales were $42,530,000 and $31,574,000 for the three months ended September 30, 2002 and 2001, respectively. XOPENEX sales accounted for 100% of product sales for the three months ended September 30, 2002 and September 30, 2001. The increase in XOPENEX sales for the three months ended September 30, 2002 is due primarily to an increase of approximately 16% in XOPENEX units sold and to an increase of approximately 16% in the average net selling price per unit of XOPENEX.

        Royalties and other revenues were $12,547,000 and $5,118,000 for the three months ended September 30, 2002 and 2001, respectively. The increase for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001 is primarily due to royalties on sales of CLARINEX® in the United States, which Sepracor began earning in 2002 under an agreement with Schering-Plough Corporation ("Schering"). In addition, royalties and other revenues increased as a result of increased royalties earned on sales of ALLEGRA® in 2002 under an agreement with Aventis (formerly, Hoechst Marion Roussel, Inc. ("Aventis")). Sepracor began earning royalties on commercial sales of ALLEGRA in the United States in February 2001, in Japan during November 2000 and in several other countries from 1999 to present.

        Sepracor recognizes royalties on ALLEGRA and CLARINEX sales based on estimates derived from historical sales data and current sales trends. Adjustments for differences between the estimated and actual royalties earned are recorded in the quarter following recognition.

        Cost of product sold as a percentage of product sales was approximately 12% and 10% for the three months ended September 30, 2002 and 2001, respectively. The increase in cost of product sold as a percentage of product sales for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001 is due primarily to unusually low manufacturing costs in the three months ended September 30, 2001 as a result of a credit of approximately $1,100,000 in 2001 from the favorable resolution of a third party manufacturing issue.

        Research and development expenses were $60,144,000 and $56,981,000 for the three months ended September 30, 2002 and 2001, respectively. The increase for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001 is primarily due to increased spending on and clinical studies in Sepracor's pharmaceutical programs, including (1) ongoing Phase III clinical studies for SOLTARA brand tecastemizole, (2) formulation development costs and ongoing Phase II and Phase III clinical studies for XOPENEX brand levalbuterol in an HFA MDI formulation, (3) NDA preparation costs and Phase III clinical study costs relating to ESTORRA brand eszopiclone, (4) ongoing Phase III clinical studies for (S)-oxybutynin, and (5) ongoing Phase III clinical studies for (R,R)-formoterol.

        Drug development and approval in the United States is a multi-step process regulated by the FDA. The process begins with the filing of an Investigational New Drug Application ("IND"), which, if successful, allows opportunity for clinical study of the potential new drug. Clinical development typically involves three phases of study: Phase I, II and III. The most significant costs in clinical development are incurred in Phase III clinical trials, as they tend to be the longest and largest studies in the drug development process. Following successful completion of Phase III clinical trials, an NDA must be submitted to, and accepted by, the FDA, and the FDA must approve the NDA, prior to commercialization of the drug. Sepracor currently has four product candidates that have completed or are in Phase III clinical studies and one NDA recently reviewed by the FDA for which the Company received a "not approvable" letter from the FDA. The successful development of the Company's product candidates is highly uncertain. An estimate of product completion dates and completion costs can vary significantly for each product candidate and are difficult to predict. The lengthy process of seeking FDA approvals, and the subsequent compliance with applicable statutes and regulations, require the expenditure of substantial resources. The Company cannot assure you that any approval required by the FDA for any of its product candidates will be obtained on a timely basis, if at all. Any failure by the Company to obtain, or any delay in obtaining, regulatory approvals could materially adversely affect the Company's business.

        For additional discussion of the risks and uncertainties associated with completing development of potential product candidates, see "Factors Affecting Future Operating Results."

        Below is a summary of the stages of development for Sepracor's product candidates in late-stage clinical development. The "Estimate of Completion of Phase" column contains forward-looking statements regarding timing of completion of product development phases. The actual timing of completion of phases could differ materially from the estimates provided in the table. The table is sorted by highest to lowest spending amounts in the three-month period ended September 30, 2002.

The five product candidates listed accounted for approximately 89% of the Company's direct project research and development spending for the three months ended September 30, 2002.

Product Candidate	Indication	Phase of Development	Estimate of Completion of Phase
XOPENEX MDI	Respiratory—Asthma	Phase III	2003
SOLTARA (tecastemizole)	Respiratory—Allergies	Phase III/NDA	2004	*
(R,R)-Formoterol	Respiratory—COPD (Chronic Obstructive Pulmonary Disease)	Phase III	2004	**
(S)-Oxybutynin	Urology—Incontinence	Phase III	2006	***
ESTORRA (eszopiclone)	Central Nervous System—Insomnia	Phase III	2002
*
SOLTARA received a "not approvable" letter from the FDA in March 2002. The Company has initiated additional clinical studies and now expects to re-submit the NDA in the first half of 2004 and does not expect the SOLTARA NDA to receive FDA approval, if at all, before 2005.

**
The Company expects to continue the (R,R)-formoterol clinical trials into the first half of 2004.

***
Sepracor has temporarily delayed the (S)-oxybutynin development program in order to focus its development resources on the XOPENEX MDI and SOLTARA programs. The Company has a targeted NDA submission date for (S)-oxybutynin in 2006.

        Sepracor intends to file with the FDA an NDA for eszopiclone, which, if approved, would be marketed under the brand name ESTORRA. The NDA for ESTORRA will include a preclinical, clinical and post-marketing surveillance data package relating to zopiclone and its isomers and metabolites that the Company licensed from Rhone-Poulenc Rorer SA ("RPR", now Aventis). In response to issues raised by the FDA regarding completeness of the NDA package in an October 2001 pre-NDA meeting, the Company has completed additional preclinical studies to support the use of RPR's preclinical data package. Sepracor plans to meet with the FDA in December 2002 to discuss the completeness of the overall data package. If after the meeting with the FDA, Sepracor believes the NDA package is sufficiently complete, then Sepracor would anticipate submitting an NDA for ESTORRA to the FDA in late December 2002 or January 2003. While the Company believes that there should not be significant delays in the filing of the NDA, there can be no assurance that the FDA will accept the NDA, that the Company will not be required to conduct additional studies, that any such studies will produce results satisfactory to the FDA, that the FDA will approve the NDA or that significant delays in the commercialization of ESTORRA will not occur.

        Selling, marketing and distribution expenses were $32,919,000 and $25,075,000 for the three months ended September 30, 2002 and 2001, respectively. The increase for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001 is primarily due to increased payroll and related selling expenses as a result of the expansion of the Company's sales force from approximately 180 sales representatives and managers at September 30, 2001 to approximately 465 sales representatives and managers at September 30, 2002, partially offset by a decrease in SOLTARA marketing communications costs to the medical profession.

        General and administrative and patent expenses were $5,857,000 and $4,413,000 for the three months ended September 30, 2002 and 2001, respectively. The increase for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001 is primarily due to increased amortization of deferred financing costs and increased directors and officers insurance costs.

        Interest income was $3,331,000 and $5,229,000 for the three months ended September 30, 2002 and 2001, respectively. Although Sepracor's cash and investments balance was higher in 2002 as compared to 2001, the decrease for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001 is due to a decrease in the interest earned on cash and investments held in 2002 as compared to 2001 as a result of a significant decrease in the market rates available in 2002 as compared to 2001.

        Interest expense was $15,691,000 and $11,017,000 for the three months ended September 30, 2002 and 2001, respectively. The increase for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001 is due primarily to accrued interest on the $500,000,000 principal amount of 5.75% convertible subordinated notes due 2006, which were issued in the fourth quarter of 2001, partially offset by reduced interest expenses due to the conversion and repurchase of approximately $262,374,000 of convertible subordinated debt in 2002.

        Gain on early extinguishment of debt was $38,950,000 and $0 for the three months ended September 30, 2002 and 2001, respectively. The gain resulted from Sepracor's repurchase of approximately $115,374,000 of its 7% Debentures in privately negotiated transactions during the three months ended September 30, 2002. The gain represents the difference between the face value of the debentures repurchased and the $76,718,000 paid in cash to the holders of the debentures, less accrued interest and deferred financing cost adjustments.

        Sepracor no longer consolidates BioSphere and now records its investment in BioSphere under the equity method, effective July 3, 2001. Equity in investee losses were $304,000 and $812,000 for the three months ended September 30, 2002 and 2001, respectively. The loss for the three months ended September 30, 2002 and 2001 represents the Company's portion of BioSphere losses.

        Gain on sale of subsidiary stock of $23,113,000 for the three months ended September 30, 2001 resulted from the Company's sale of 2,600,000 shares of BioSphere common stock in July 2001.

Nine-Month Periods ended September 30, 2002 and 2001

        Product sales were $124,657,000 and $93,039,000 for the nine months ended September 30, 2002 and 2001, respectively. XOPENEX sales accounted for 100% and 97% of product sales for the nine months ended September 30, 2002 and September 30, 2001, respectively. The balance of product sales for the nine months ended September 30, 2001 resulted from product sales of BioSphere. The increase in XOPENEX sales for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001 is due primarily to an approximate 21% increase in unit sales of XOPENEX in the nine months ended September 30, 2002 and to an approximate 10% increase in the average net selling price per unit of XOPENEX for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001.

        Royalties and other revenues were $35,404,000 and $21,803,000 for the nine months ended September 30, 2002 and 2001, respectively. The increase for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001 is primarily due to royalties on sales of CLARINEX in the United States, which Sepracor began earning in 2002 under an agreement with Schering. In addition, royalties and other revenues increased as a result of increased royalties earned on sales of ALLEGRA in 2002 under an agreement with Aventis. Sepracor began earning royalties on commercial sales of ALLEGRA in the United States during February 2001, in Japan during November 2000 and in several other countries from 1999 to present.

        Cost of product sold as a percentage of product sales was approximately 12% and 13% for the nine months ended September 30, 2002 and 2001, respectively. The decrease in cost of product sold as a percentage of product sales for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001 is due primarily to a higher average selling price per unit of XOPENEX in 2002.

        Research and development expenses were $182,580,000 and $154,227,000 for the nine months ended September 30, 2002 and 2001, respectively. The increase for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001 is primarily due to increased spending on preclinical and clinical studies in Sepracor's pharmaceutical programs, including (1) build-up of SOLTARA active pharmaceutical ingredient, or API, inventory, and ongoing clinical studies for SOLTARA brand tecastemizole, (2) formulation development costs and ongoing Phase II and Phase III clinical studies for XOPENEX brand levalbuterol in an HFA MDI formulation of XOPENEX, (3) NDA preparation costs and Phase III clinical study costs relating to ESTORRA brand eszopiclone, (4) ongoing Phase III clinical studies for (S)-oxybutynin and, (5) ongoing Phase III clinical studies for (R,R)-formoterol.

        Below is a summary of Sepracor's product candidates in late-stage clinical development. The table is sorted by highest to lowest spending amounts in the nine-month period ended September 30, 2002, and the five product candidates listed accounted for approximately 82% of the Company's direct project research and development spending for the nine months ended September 30, 2002.

Product Candidate	Indication
SOLTARA (tecastemizole)	Respiratory—Allergies
(S)-Oxybutynin	Urology—Incontinence
XOPENEX MDI	Respiratory—Asthma
ESTORRA (eszopiclone)	Central Nervous System—Insomnia
(R,R)-Formoterol	Respiratory—COPD

        Selling, marketing and distribution expenses were $111,437,000 and $67,625,000 for the nine months ended September 30, 2002 and 2001, respectively. The increase for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001 is primarily due to increased payroll and related selling expenses as a result of the expansion of Sepracor's XOPENEX sales force from approximately 180 sales representatives and managers at September 30, 2001 to approximately 465 sales representatives and managers at September 30, 2002.

        General and administrative and patent expenses were $17,535,000 and $15,021,000 for the nine months ended September 30, 2002 and 2001, respectively. The increase for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001 is primarily due to increased amortization of deferred financing costs and increased directors and officers insurance costs. In addition, costs relating to BioSphere were $0 and $1,729,000 for the nine months ended September 30, 2002 and 2001, respectively. BioSphere costs decreased because Sepracor no longer consolidates BioSphere and now records its investment in BioSphere under the equity method, effective July 3, 2001.

        Interest income was $12,253,000 and $21,013,000 for the nine months ended September 30, 2002 and 2001, respectively. The decrease for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001 is due to a decrease in the interest earned on increased cash and investments held in 2002 as compared to 2001 as a result of a significant decrease in the market rates available in 2002 as compared to 2001.

        Interest expense was $50,037,000 and $33,772,000 for the nine months ended September 30, 2002 and 2001, respectively. The increase for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001 is due primarily to accrued interest on the $500,000,000 principal amount of 5.75% convertible subordinated notes due 2006, which were issued in the fourth quarter of 2001, partially offset by reduced interest expenses due to the conversion and repurchase of approximately $262,374,000 of convertible subordinated debt in 2002.

        Debt conversion expense was $63,258,000 and $0 for the nine months ended September 30, 2002 and 2001, respectively. The expense, classified as an other expense item, represents the inducement costs associated with Sepracor's exchange of approximately $147,000,000 of its convertible subordinated debt for its common stock, in privately negotiated transactions during the nine months ended September 30, 2002. The inducement costs represent the fair market value of 3,415,561 shares of Sepracor common stock issued to the holders as an inducement for conversion.

        Gain on early extinguishment of debt was $38,950,000 and $0 for the nine months ended September 30, 2002 and 2001, respectively. The gain resulted from Sepracor's voluntary repurchase of approximately $115,374,000 of its 7% Debentures in privately negotiated transactions during the nine months ended September 30, 2002. The gain represents the difference between the face value of the debentures repurchased and the $76,718,000 paid in cash to the holders of the debentures, less accrued interest and deferred financing cost adjustments.

        Sepracor no longer consolidates BioSphere and now records its investment in BioSphere under the equity method, effective July 3, 2001. Equity in investee losses were $1,501,000 and $812,000 for the nine months ended September 30, 2002 and 2001, respectively. The loss for the nine months ended September 30, 2002 and 2001 represents the Company's portion of BioSphere losses. Minority interest in subsidiary resulted in a decrease to consolidated net loss of $0 and $2,152,000 for the nine months ended September 30, 2002 and 2001, respectively.

        Gain on sale of subsidiary stock of $23,113,000 for the nine months ended September 30, 2001 resulted from the Company's sale of 2,600,000 shares of BioSphere common stock in July 2001.

Liquidity and Capital Resources

        Cash and cash equivalents and short- and long-term investments totaled $578,668,000 at September 30, 2002, compared to $904,389,000 at December 31, 2001.

        The net cash used in operating activities for the nine months ended September 30, 2002 was $224,714,000. The net cash used in operating activities includes a net loss of $232,235,000 adjusted by non-cash charges of $41,070,000, which includes debt conversion expense of $63,258,000 and a gain on early extinguishment of debt of $38,950,000. Accounts receivable increased by $5,421,000 due to increased sales of XOPENEX. Inventories decreased by $2,357,000 primarily due to increased sales of XOPENEX. Other current assets increased by $6,383,000 primarily due to increased royalty receivables from Aventis relating to ALLEGRA and from Schering relating to CLARINEX. Accounts payable decreased by $20,207,000 due to the timing of cash disbursements. Accrued expenses decreased by $4,496,000 primarily due to reduced sales and marketing costs associated with the delayed commercial launch of SOLTARA partially offset by increased research and development costs and payroll related expenses.

        The net cash used in investing activities for the nine months ended September 30, 2002 was $19,294,000. Cash increased from net sales and maturities of short- and long-term investments of $7,224,000. The Company made purchases of property and equipment of $25,932,000 of which approximately $19,375,000 was related to the construction of a new research and development and corporate office building.

        The net cash used in financing activities for the nine months ended September 30, 2002 was $74,390,000. The Company used $76,718,000 to repurchase $115,374,000 face value of its 7% convertible subordinated debentures due 2005. The Company received proceeds of $3,420,000 from the issuance of common stock under employee stock purchase plans and stock option plans.

        In June 2002, Sepracor exercised its option to purchase the Solomon Pond Corporate Center ("SPCC") from the developer of the site. The SPCC consists of approximately 58 acres and a newly constructed 192,600 square foot research and development and corporate office building, which Sepracor occupied and began leasing in June 2002. As of September 30, 2002, Sepracor had loaned approximately $25,116,000 to the developer. On November 5, 2002, Sepracor completed the purchase of the SPCC from the developer at a purchase price of approximately $37,405,000, which includes closing costs. At closing, the developer paid Sepracor approximately $26,197,000 for principal and interest, which had been borrowed by the developer under a construction loan. Sepracor paid approximately $11,208,000 in net cash at closing.

        In July 2002, Sepracor completed the move out of its leased facilities at 33 and 111 Locke Drive, Marlborough, Massachusetts and moved into its newly constructed research and development and corporate office building in the SPCC at 84 Waterford Drive, Marlborough, Massachusetts. Sepracor is seeking to sublease its facilities at 33 and 111 Locke Drive, the leases of which extend through June 2007. In the third quarter of 2002, the Company accrued $1,452,000 for its estimated cumulative future minimum lease obligation under these leases net of estimated future sublease rental income through the term of the leases.

        In the third quarter of 2002, Sepracor repurchased, in privately negotiated transactions, an aggregate of $115,374,000 face value of its 7% convertible subordinated debentures due 2005 (the "7% Debentures"), for an aggregate consideration of approximately $74,622,000 in cash, excluding accrued interest. This repurchase resulted in the recording of a gain in other income of approximately $38,950,000 in the three and nine months ended September 30, 2002.

        In September 2002, Sepracor agreed to repurchase an additional $15,716,000 face value of 7% Debentures. The transactions settled in October 2002 for an aggregate consideration of approximately $10,157,000 in cash, excluding accrued interest, and will be recorded, along with a gain to other income of approximately $5,315,000, in the fourth quarter of 2002.

        Sepracor's 7% Debentures, 5% convertible subordinated debentures due 2007 and 5.75% convertible notes due 2006 are currently trading at discounts to their respective face amounts. Accordingly, in order to reduce future cash interest payments, as well as future payments due at maturity, Sepracor may, from time to time, depending on market conditions, repurchase additional outstanding convertible debt for cash; exchange debt for shares of Sepracor common stock, warrants, preferred stock, debt or other consideration; or a combination of any of the foregoing. If Sepracor exchanges shares of its capital stock, or securities convertible into or exercisable for its capital stock, for outstanding convertible debt, the number of shares that it might issue as a result of such exchanges would significantly exceed the number of shares originally issuable upon conversion of such debt and, accordingly, such exchanges could result in material dilution to holders of Sepracor's common stock. There can be no assurance that Sepracor will repurchase or exchange any additional outstanding convertible debt.

        The Company believes its existing cash and the anticipated cash flow from its current strategic alliances and operations will be sufficient to support existing operations through 2003. Sepracor's actual future cash requirements, however, will depend on many factors, including the progress of its preclinical, clinical and research programs, the number and breadth of these programs, the costs associated with commercialization of the Company's products and products under development, the timing and receipt of regulatory approvals, achievement of milestones under its strategic alliance arrangements, sales of its products, the potential repurchases of additional outstanding convertible debt, acquisitions, its ability to establish and maintain additional strategic alliances and licensing arrangements and the progress of the Company's development efforts and the development efforts of its strategic partners. Based on its current operating plan, the Company believes that it will not be required to raise additional capital to fund the repayment of its outstanding convertible subordinated debt when due. However, if the Company is not able to commercialize its later-stage products, or if such product candidates, if approved, do not achieve expected sales levels, Sepracor may be required to raise additional funds in order to repay its outstanding convertible subordinated debt and there can be no assurance that, if required, Sepracor would be able to raise such funds on acceptable terms.

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

        In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, which required gains or losses on the extinguishment of debt to be classified as an extraordinary item. The Company has elected to early adopt SFAS No. 145 effective July 1, 2002. As a result of the adoption of SFAS No. 145, the Company has recorded its gains on extinguishment of debt in the quarter ending September 30, 2002 as other income. The Company adopted this new accounting standard effective July 1, 2002.

        In July 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities". The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company plans to adopt SFAS No. 146 in 2003.

Critical Accounting Policies

        The Company identified critical accounting policies in its Annual Report on Form 10-K for the year ended December 31, 2001. These critical accounting policies related to revenue recognition, royalty revenue recognition, rebate and return reserves, patents, intangibles and other assets and accounts receivable and bad debt. No changes to these critical policies have taken place in the three and nine-month periods ended September 30, 2002.

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

        We have not been profitable since inception, and it is possible that we will not achieve profitability. We incurred net losses on a consolidated basis of approximately $232.2 million for the nine months ended September 30, 2002 and $224.0 million for the year ended December 31, 2001. Our net loss in fiscal 2002 will exceed that incurred in fiscal 2001. We expect to continue to incur significant operating and capital expenditures. As a result, we will need to generate significant revenues to achieve and maintain profitability. We cannot assure you that we will achieve significant revenues or that we will ever achieve profitability. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. If revenues grow more slowly than we anticipate or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial conditions will be materially and adversely affected.

If we or our development partner fails to successfully develop our principal product candidates, we will be unable to commercialize the product candidates and our ability to become profitable will be adversely affected.

        Our ability to generate profitability will depend in large part on successful development and commercialization of our principal products under development. Failure to successfully commercialize our products and products under development may have a material adverse effect on our business.

Before we commercialize any product candidate, we will need to successfully develop the product candidates by completing successful clinical trials, file an NDA for the product candidate that is accepted by the FDA and receive FDA approval to market the candidate. If we fail to successfully develop a product candidate and/or the FDA delays or denies approval of any NDA that we file in the future, then commercialization of our products under development may be delayed or terminated, which could have a material adverse effect on our business.

        A number of problems may arise during the development of our product candidates:

  •
  results of clinical trials may not be consistent with preclinical study results;

  •
  results from later phases of clinical trials may not be consistent with the results from earlier phases;

  •
  results from clinical trials may not demonstrate that the product candidate is safe and efficacious;

  •
  we and/or our development partners may elect not to continue funding the development of our product candidates; and

  •
  funds may not be available for development of all of our product candidates.

        We have entered into a collaboration agreement with 3M Drug Delivery Systems Division for the scale-up and manufacturing of XOPENEX HFA MDI and we may enter into additional development collaboration agreements in the future. Under our agreement with 3M, 3M is responsible for manufacturing a MDI formulation of XOPENEX. Sepracor is responsible for conducting clinical trials using the 3M manufactured formulation. If the trials are successful, Sepracor would be responsible for filing an NDA with the FDA for XOPENEX HFA MDI. If 3M is unable to manufacture a XOPENEX HFA MDI formulation, or our clinical trials are unsuccessful, we may be unable to proceed with the development of XOPENEX HFA MDI. If 3M, or any future development collaborator, does not devote sufficient time and resources to its collaboration arrangement with us, breaches or terminates its agreement with us, fails to perform its obligation to us in a timely manner or is unsuccessful in its development and/or commercialization efforts, we may not realize the potential commercial benefits of the arrangement and our results of operations may be adversely affected. In addition, if regulatory approval of XOPENEX HFA MDI or any other product candidate under development by a collaboration partner is delayed or limited, we may not realize or may be delayed in realizing the potential commercial benefits of the arrangement.

        In April 2001, Janssen announced that it had suspended clinical trials of ticalopride for the treatment of gastroesophageal reflux disease, or GERD, which it had been developing under a license agreement between Sepracor and Janssen dated July 1998 (the "Janssen Agreement"). Janssen may not plan to resume development of ticalopride, in which case Sepracor will not receive royalties under the Janssen Agreement.

        In May 2001, an advisory panel to the FDA recommended that the FDA allow certain popular allergy medications to be sold without a prescription. The FDA may or may not accept the recommendation of the advisory panel. If the FDA approves the sale of these allergy medications without prescription, our business may be adversely affected because the market for prescription drugs, including SOLTARA brand tecastemizole, if approved, may be adversely affected.

We will be required to expend significant resources for research, development, testing and regulatory approval of our drugs under development and these drugs may not be developed successfully.

        We develop and commercialize proprietary products for the primary care and specialty markets. Most of our drug candidates are still undergoing clinical trials or are in the early stages of development. Our drugs may not provide greater benefits or fewer side effects than other drugs used to treat the same condition and our research efforts may not lead to the discovery of new drugs with benefits over existing treatments or development of new therapies. All of our drugs under development will require significant additional research, development, preclinical and/or clinical testing, regulatory approval and a commitment of significant additional resources prior to their commercialization. Our potential products may not:

  •
  be developed successfully;

  •
  be proven safe and efficacious in clinical trials;

  •
  offer therapeutic or other improvements over comparable drugs;

  •
  meet applicable regulatory standards;

  •
  be approved for commercialization by the FDA;

  •
  be capable of being produced in commercial quantities at acceptable costs; or

  •
  be successfully marketed.

Sales of XOPENEX reflect substantially all of our revenue; if sales of XOPENEX do not continue to increase, we may not have sufficient revenues to achieve our business plan and our business will not be successful.

        All of our revenue from product sales for the three and nine months ended September 30, 2002 and substantially all of our product revenue for the years ended December 31, 2001 and December 31, 2000, resulted from sales of XOPENEX. In March 2002, the FDA issued a "not approvable" letter for SOLTARA. Accordingly, we expect that sales of XOPENEX will represent all of our product sales and a majority of our total revenues through 2003. If sales of XOPENEX do not continue to increase, we may not have sufficient revenues to achieve our business plan and our business will not be successful.

        XOPENEX competes primarily against generic albuterol in the asthma market. XOPENEX is more expensive than generic albuterol. We must continue to demonstrate to physicians and other healthcare professionals that the benefits of XOPENEX justify the higher price. If XOPENEX does not continue to compete successfully against competitive products, our business will not be successful.

If we fail to adequately protect or enforce our intellectual property rights, then we could lose revenue under our collaborative agreements or lose sales to generic versions of our products.

        Our success depends in part on our ability to obtain, maintain and enforce patents, and protect trade secrets. Our ability to commercialize any drug successfully will largely depend upon our ability to obtain and maintain patents of sufficient scope to prevent third parties from developing similar or competitive products. In the absence of patent and trade secret protection, competitors may adversely affect our business by independently developing and marketing substantially equivalent products and technology. It is also possible that we could incur substantial costs if we are required to initiate litigation against others to protect or enforce our intellectual property rights.

        We have filed patent applications covering composition of, methods of making and methods of using, single-isomer or active-metabolite forms of various compounds for specific applications. Our revenues under collaboration agreements with pharmaceutical companies depend in part on the existence and scope of issued patents. We may not be issued patents based on patent applications already filed or that we file in the future and if patents are issued, they may be insufficient in scope to cover the products licensed under these collaboration agreements. Moreover, the patent position of companies in the pharmaceutical industry generally involves complex legal and factual questions, and recently has been the subject of much litigation. Legal standards relating to the scope and validity of patent claims are evolving. Any patents we have obtained, or obtain in the future, may be challenged, invalidated or circumvented. Moreover, the United States Patent and Trademark Office, which we refer to as the PTO, may commence interference proceedings involving our patents or patent applications. Any challenge to, or invalidation or circumvention of, our patents or patent applications would be costly, would require significant time and attention of our management and could have a material adverse effect on our business.

If we face a claim of intellectual property infringement by a third party, then we could be liable for significant damages or be prevented from commercializing our products.

        Our success depends in part on our ability to operate without infringing upon the proprietary rights of others. Third parties, typically drug companies, hold patents or patent applications covering compositions, methods of making and uses, covering the composition of matter for most of the drug candidates for which we have patents or patent applications. Third parties also hold patents relating to drug delivery technology that may be necessary for the development or commercialization of some of our drug candidates. In each of these cases, unless we have or obtain a license agreement, we generally may not commercialize the drug candidates until these third-party patents expire or are declared invalid or unenforceable by the courts. Licenses may not be available to us on acceptable terms, if at all. In addition, it would be costly for us to contest the validity of a third-party patent or defend any claim that we infringe a third-party patent. Moreover, litigation involving third-party patents may not be resolved in our favor. Such contests and litigation would be costly, would require significant time and attention of our management, could prevent us from commercializing our products, could require us to pay significant damages and could have a material adverse effect on our business.

If our products do not receive government approval, then we will not be able to commercialize them.

        The FDA and similar foreign agencies must approve the marketing and sale of pharmaceutical products developed by us or our development partners. These agencies impose substantial requirements on the manufacture and marketing of drugs. Any unanticipated preclinical and clinical studies we are required to undertake could result in a significant increase in the funds we will require to advance our products to commercialization. In addition, the failure by us or our collaborative development partners to obtain regulatory approval on a timely basis, or at all, or the attempt by us or our collaborative development partners to receive regulatory approval to achieve labeling objectives, could prevent or adversely affect the timing of the commercial introduction of, or our ability to market and sell, our products. In March 2002, we were informed by the FDA that it issued a "not approvable" letter for our NDA for SOLTARA brand tecastemizole capsules. While we had expected to launch SOLTARA in the United States during 2002, we will not be able to commercialize SOLTARA unless and until we receive approval from the FDA and, currently, we do not expect to receive an approval, if at all, until at least 2005. In addition, in response to issues raised by the FDA regarding completeness of our NDA for eszopiclone, we have completed additional preclinical studies to support use of RPR's preclinical data package. Sepracor plans to meet with the FDA prior to the submission of the ESTORRA NDA to discuss the completeness of the overall data package. If the FDA determines that the data package is insufficient to support the proposed NDA submission, it may refuse to accept the NDA for filing or require the Company to conduct additional studies. If the FDA delays or denies approval of any NDA that we file in the future, then successful commercialization of our products under development may be delayed or terminated, which could have a material adverse effect on our business.

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

The royalties we receive under collaboration arrangements could be delayed, reduced or terminated if our collaboration partners terminate, or fail to perform their obligations under, their agreements with us, or if our collaboration partners are unsuccessful in their sales efforts.

        We have entered into collaboration arrangements with pharmaceutical companies and our revenues under these collaboration arrangements consist primarily of royalties on sales of products. Payments and royalties under these arrangements depend in large part on the commercialization efforts of our collaboration partners, including sales efforts and the maintenance and protection of patents, which we cannot control. If any of our collaboration partners does not devote sufficient time and resources to its collaboration arrangement with us, we may not realize the potential commercial benefits of the arrangement, our revenues under these arrangements may be less than anticipated and our results of operations may be adversely affected. If any of our collaboration partners was to breach or terminate its agreement with us or fail to perform its obligations to us in a timely manner, the royalties we receive under the collaboration agreement could decrease or cease. Any failure or inability by us to perform, or any breach by us in our performance of, our obligations under a collaboration agreement could reduce or extinguish the royalties and benefits to which we are otherwise entitled under the agreement. Any delay or termination of this type could have a material adverse effect on our financial condition and results of operations because we may lose technology rights and milestone or royalty payments from collaboration partners and/or revenue from product sales, if any, could be delayed, reduced or terminated.

        In April 2001, Janssen announced that it had suspended clinical trials of ticalopride for the treatment of gastroesophageal reflux disease, or GERD, which it had been developing under a license agreement between Sepracor and Janssen dated July 1998 (the "Janssen Agreement"). Janssen may not plan to resume development of ticalopride, in which case Sepracor will not receive royalties under the Janssen Agreement.

        In May 2001, an advisory panel to the FDA recommended that the FDA allow certain popular allergy medications to be sold without a prescription. The FDA may or may not accept the recommendation of the advisory panel. If the FDA approves the sale of these allergy medications without prescription, our business may be adversely affected because our royalty revenues, including royalties from sales of ALLEGRA and CLARINEX, may be reduced.

The development and commercialization of our product candidates could be delayed or terminated if we are unable to enter into collaboration agreements in the future or if any future collaboration agreement is subject to lengthy government review.

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

        We currently have limited marketing and sales experience. If we successfully develop and obtain regulatory approval for the products we are currently developing, we may license some of them to large pharmaceutical companies and market and sell through our direct sales forces or through other arrangements, including co-promotion arrangements. We have established a direct sales force to market XOPENEX. We also expect to use a direct sales force to market ESTORRA and SOLTARA, if approved. As we begin to enter into co-promotion arrangements or market and sell additional products directly, we will need to significantly expand our sales force. We have incurred significant expense in expanding our direct sales force and expect to incur additional expense as we further expand. With respect to products under development, we expect to incur significant costs in developing a sales force before the products have been approved for marketing.

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

        Automatic Liquid Packaging, a division of Cardinal Health, Inc., is currently the sole finished goods manufacturer of our product, XOPENEX. If Automatic Liquid Packaging experiences delays or difficulties in producing, packaging or delivering XOPENEX, we could be unable to meet our customers' demands for XOPENEX, which could lead to customer dissatisfaction and damage to our reputation. Furthermore, if we are required to change manufacturers, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. The delays associated with the verification of a new manufacturer could negatively affect our ability to produce XOPENEX in a timely manner or within budget.

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

        As of September 30, 2002, our total long-term debt was approximately $998.3 million and our stockholders' equity (deficit) was ($353.7) million. None of the 7% convertible subordinated debentures due 2005, the 5% convertible subordinated debentures due 2007, or the 5.75% notes due 2006 restricts our ability or our subsidiaries ability to incur additional indebtedness, including debt that ranks senior to the 7% debentures, the 5% debentures, and the 5.75% notes. Additional indebtedness that we incur may rank senior to or on parity with these debentures and notes in certain circumstances. Our ability to satisfy our obligations will depend upon our future performance, which is subject to many factors, including factors beyond our control. The conversion price for the 7% debentures is $62.4375, the conversion price for the 5% debentures is $92.38 and the conversion price for the 5.75% notes is $60.00. The current market price for shares of our common stock is significantly below the conversion price of our convertible subordinated debt. If the market price for our common stock does not exceed the conversion price, the holders of the debentures and notes may not convert their securities into common stock.

        Historically, we have had negative cash flow from operations. For the nine months ended September 30, 2002, net cash used in operating activities was approximately $224.7 million. The annual debt service on our debentures and notes, assuming no additional securities are converted or redeemed, is approximately $54.6 million. Unless we are able to generate sufficient operating cash flow to service the debentures and notes, we will be required to raise additional funds or default on our obligations under the debentures and notes. Based on our current operating plan, we believe that we will not be required to raise additional capital to fund the repayment of our outstanding convertible debt when due. However, if we are not able to commercialize our current late-stage product candidates, or if such product candidates, if approved, do not achieve expected sales levels, we may be required to raise additional funds in order to repay our outstanding convertible debt and there can be no assurance that, if required, we would be able to raise such funds on favorable terms, if at all.

        Our 7% debentures, 5% debentures and 5.75% notes are currently trading at discounts to their respective face amounts. Accordingly, in order to reduce future cash interest payments, as well as future payments due at maturity, we may, from time to time, depending on market conditions, repurchase additional outstanding convertible debt for cash; exchange debt for shares of Sepracor common stock, warrants, preferred stock, debt or other consideration; or a combination of any of the foregoing. If we exchange shares of our capital stock, or securities convertible into or exercisable for our capital stock, for outstanding convertible debt, the number of shares that we might issue as a result of such exchanges would significantly exceed the number of shares originally issuable upon conversion of such debt and, accordingly, such exchanges could result in material dilution to holders of our common stock. There can be no assurance that we will repurchase or exchange any additional outstanding convertible debt.

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

If we are unable to comply with the continued listing requirements of the Nasdaq National Market, our common stock could be delisted from the Nasdaq National Market.

        Our common stock trades on the Nasdaq National Market. In order to continue trading on the Nasdaq National Market, we must satisfy the continued listing requirements for that market. Last year, the Nasdaq National Market enacted changes to its continued listing requirements. The changes became effective for Sepracor on November 1, 2002. While we are presently in compliance with the new continued listing requirements applicable to us as of November 1, 2002, we may not be able to maintain compliance with them.

        Under the continued listing requirement standard previously utilized by Sepracor, we were required to have minimum net tangible assets of $4.0 million and a minimum bid price of $1.00 for our common stock. Under the new continued listing requirements, the minimum net tangible asset requirement was replaced with a minimum stockholders' equity requirement of $10.0 million and, if a company does not have $10.0 million of stockholders' equity, it is required, among other things, to maintain a minimum bid price of $3.00. At September 30, 2002, we had a stockholders' deficit and, therefore, to continue trading on the Nasdaq National Market we will be required to maintain a minimum bid price of $3.00 for our common stock. If the minimum bid price for our common stock is below $3.00 for 30 consecutive trading days, we would have 90 calendar days to regain compliance. If we failed to comply with this or the other applicable continued listing requirements that became effective on November 1, 2002, our common stock may be delisted from the Nasdaq National Market.

        A delisting of our common stock from the Nasdaq National Market would materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. In addition, any such delisting would materially adversely affect our ability to raise capital through alternative financing sources on terms acceptable to us, or at all.

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

ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

        The Company is exposed to market risk from changes in interest rates and equity prices, which could affect its future results of operations and financial condition. These risks are described in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. The Company's interest rates on its convertible debt are fixed throughout the life of the debt and therefore are not subject to risk from fluctuation of interest rates. As of November 11, 2002, there have been no material changes to the market risks described in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Additionally, the Company does not anticipate any near-term changes in the nature of its market risk exposures or in management's objectives and strategies with respect to managing such exposures.

ITEM 4.
CONTROLS AND PROCEDURES

a.) Evaluation of Disclosure Controls and Procedures

        Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

b.) Changes in Internal Control

        There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        Currently, Sepracor is not a party to any material legal proceedings.

ITEMS 2-5. NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  a.)
  Exhibits

  3.1
  Certificate of Designations of Series A Junior Participating Preferred Stock dated June 3, 2002 amending the Restated Certificate of Incorporation of the Company.

  99.1
  Certificate of Sepracor's Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  b.)
  The following report on Form 8-K was filed by the Company during the quarter ended September 30, 2002:

  1.
  Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2002 reporting that the Company had repurchased $131.1 million face value of its 7% convertible subordinated debentures due 2005, for an aggregate consideration of approximately $84.8 million in cash, excluding accrued interest.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEPRACOR INC.
Date: November 11, 2002	By:	/s/ TIMOTHY J. BARBERICH Timothy J. Barberich Chairman and Chief Executive Officer (Principal Executive Officer)
Date: November 11, 2002	By:	/s/ ROBERT F. SCUMACI Robert F. Scumaci Executive Vice President, Finance and Administration, and Treasurer (Principal Accounting Officer)

CERTIFICATIONS

I, Timothy J. Barberich, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Sepracor Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002	/s/ TIMOTHY J. BARBERICH Timothy J. Barberich Chief Executive Officer

I, David P. Southwell, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Sepracor Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002	/s/ DAVID P. SOUTHWELL David P. Southwell Chief Financial Officer