Form 10-K
period 2002-12-31
SEPRACOR INC /DE/
filed 2003-03-31
CIK 877357

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT
TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

Common Stock, $.10 par value
(Title of class)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes ☒    No ☐

        The aggregate market value of voting common stock held by nonaffiliates of the registrant based, on the last reported sale price of the common stock on the NASDAQ Stock Market on June 28, 2002, was approximately $791,016,000.

        Number of shares outstanding of the registrant's class of common stock as of March 14, 2003: 84,359,634 shares.

DOCUMENTS INCORPORATED BY REFERENCE

2002 Annual Report to Stockholders—Part II
Proxy Statement for the 2003 Annual Meeting of Stockholders—Part III

Sepracor Inc.
FORM 10-K
TABLE OF CONTENTS

Cautionary Statement Regarding Forward-Looking Statements

        This annual report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 concerning our business, operations and financial condition, including statements with respect to the expected timing of completion of phases of our drugs under development, the safety, efficacy and potential benefits of our products under development, expectations with respect to development and commercialization of our product candidates, the timing and success of the submission, acceptance and approval of regulatory filings, the scope of patent protection with respect to these product candidates and our products and information with respect to the other plans and strategies for our business and the business of our subsidiaries. All statements other than statements of historical facts included in this annual report on Form 10-K regarding our strategy, future operations, timetables for product testing, regulatory approvals and commercializations, financial position, costs, prospects, plans and objectives of management are forward-looking statements. When used in this annual report on Form 10-K the words "expect", "anticipate", "intend", "plan", "believe", "seek", "estimate", and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements for a number of important reasons, including those discussed under "Factors Affecting Future Operating Results", "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this annual report on Form 10-K.

        You should read these forward-looking statements carefully because they discuss our expectations about our future performance, contain projections of our future operating results or our future financial condition, or state other "forward-looking" information. You should be aware that the occurrence of any of the events described under "Factors Affecting Future Operating Results" and elsewhere in this annual report on Form 10-K could substantially harm our business, results of operations and financial condition and that upon the occurrence of any of these events, the trading price of our common stock could decline.

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

PART I

Item 1. Business.

The Company

        Sepracor Inc. is a research-based pharmaceutical company dedicated to treating and preventing human disease through the discovery, development and commercialization of innovative pharmaceutical compounds.

        Our drug development program has yielded an extensive portfolio of pharmaceutical compounds intended to treat a broad range of indications. We are concentrating our product development efforts in three major therapeutic areas:

  •
  respiratory;

  •
  urology; and

  •
  central nervous system disorders.

        We select compounds for development that have the potential to offer improvements over existing therapies with respect to efficacy, side effect profile, dosage forms, and in some cases, the opportunity for additional indications. Our pharmaceutical products are expected to be commercialized directly through our direct sales force, through co-promotion agreements, and through out-licensing partnerships.

        We currently manufacture and sell one drug, XOPENEX® (levalbuterol HCl), a single isomer of the bronchodilator albuterol, for the treatment and prevention of bronchospasm in patients with reversible obstructive airway disease, such as asthma. We commercially launched XOPENEX in 1999.

        We have established two co-promotion agreements. In August 2002, we entered into an agreement with MedPointe Inc. to co-promote MedPointe's nasal-spray antihistamine, ASTELIN® (azelastine HCl). We have also established a co-promotion agreement with the Ross Products Division of Abbott Laboratories for our XOPENEX® product. We have from time to time licensed our technology and patent rights to third parties. Our out-licensing agreements include Schering-Plough Corporation for CLARINEX® (desloratadine); Aventis for ALLEGRA® (fexofenadine HCl); and UCB Farchim SA for XUSAL™/XYZAL® (levocetirizine).

        We have a product development pipeline that includes a recently submitted New Drug Application, or NDA, for ESTORRA™ brand eszopiclone, which was submitted to the United States Food and Drug Administration, or FDA, in January 2003, a drug candidate, SOLTARA™ brand tecastemizole, for which we submitted an NDA in 2002, and received a "not approvable" letter from the FDA, three drug candidates in phase III clinical trials, two drug candidates in Phase II and several other drug compounds in earlier stages of development. We must successfully develop and receive appropriate approvals for the drug candidates before they can be commercialized.

        A characteristic common to most of our compounds in late-stage clinical development is that they are all designed to address large and growing indications that are served principally by primary care physicians.

        In the majority of our development programs, we identify existing drugs that might, in single-isomer or active metabolite forms, provide significant advances over existing therapies within the indications of the parent compound or in new indications. We then develop isomers or metabolites that may offer benefits over both the parent drugs and competitive compounds, such as reduced side effects, improved therapeutic efficacy, effectiveness for new indications or improved dosage forms. Additionally, we undertake drug development that encompasses a more traditional approach. In these programs, we are seeking to discover novel compounds unrelated to existing commercial compounds that have the potential to provide benefits over existing treatments or provide new therapies for diseases lacking effective treatment.

Background on Science

Chiral Compounds

        Approximately 500 currently available drugs are chiral compounds. Chiral compounds frequently exist as mixtures of mirror-image molecules known as isomers. Although these isomers are identical in chemical composition, their three-dimensional structures differ and, as a result, often interact differently with cell receptors in a living organism. This interaction between the drug and the receptor either stimulates or inhibits a biological function of the receptor and thereby initiates the therapeutic effect. In some cases, only one of the isomers is the desired active ingredient while the other isomer is inactive or may cause undesirable side effects. When a chiral compound contains equal amounts of both isomers, it is a racemic mixture, or a racemate. These two isomers are generally referred to as (S)-isomers (left) and (R)-isomers (right). While isomers have identical molecular weights and physical properties, they show remarkable selectivity within biological systems and therefore can have different biological actions. In many cases, only one isomer of the racemic drug is responsible for the drug's efficacy. The other may be an unnecessary component or may cause side effects. Typically, in our product development process, we separate racemic mixtures containing two isomers into compounds containing only one isomer.

Active Metabolites

        An active metabolite is a therapeutically active compound produced by the metabolism of a parent drug. Drugs administered to treat diseases are sometimes transformed, or metabolized, within the body into a variety of related chemical forms known as metabolites, some of which may have therapeutic activity. Metabolites that have therapeutic activity are known as active metabolites. Active metabolites can also be synthesized in the laboratory. During preclinical and clinical testing of a parent drug, subjects are exposed to the active metabolite of the parent drug. Therefore, a developer of an active metabolite may be able to rely upon certain known clinical information of the parent drug in its NDA submission for the active metabolite, including safety data. In some cases, this can eliminate the need for certain clinical studies and significantly expedite the development process of an active metabolite drug.

        The majority of the scientific and medical research conducted by us is directed toward discovering differences between isomers derived from racemates or active metabolites derived from parent drugs. In contrast to traditional new drug development, the safety and efficacy of the racemates and parent drugs of our pharmaceuticals under development are often well understood before clinical trials begin. Parent drugs have been successfully taken through clinical studies and may have been on the market for years. We evaluate isomers or active metabolites in a highly accelerated and focused manner. Our directed research effort allows us to identify potential advantages in our candidates such as improvements in potency, onset of action, duration of activity, dosage, additional indications, or meaningful reductions in side effects or adverse reactions.

Recent Product and Pipeline Developments

        ESTORRA. In January 2003, we submitted an NDA to the FDA seeking clearance to market ESTORRA™ brand eszopiclone 2 mg and 3 mg tablets for the treatment of transient and chronic insomnia. We studied ESTORRA in the 3 mg dosage strength for adults and in the 2 mg dosage strength for treatment of the elderly population.

        The NDA contains data from a total of 24 clinical trials, which included more than 2,700 adult and elderly subjects, and more than 60 preclinical studies. We conducted a total of six randomized, placebo-controlled, Phase III studies, including one with a positive control, for the treatment of insomnia in both adult and elderly patients. We also completed a double-blind, placebo-controlled, 6-month chronic efficacy and safety trial, which included 788 subjects for the treatment of chronic insomnia. We followed this efficacy and safety trial with a 6-month open-label extension to study safety for up to 12 months.

        According to the National Sleep Foundation, insomnia affects approximately 50 million people in the United States. Insomnia symptoms may include difficulty falling asleep, awakening frequently during the night, awakening too early in the morning, or awakening feeling unrefreshed. Causes of insomnia can include depression, anxiety, pain and other medical conditions, as well as environmental factors such as jet lag or shift work.

        Pursuant to the Prescription Drug User Fee Act, the FDA has 60 days to determine whether to accept the ESTORRA NDA submission for filing.

        ASTELIN®. In August 2002, we signed an agreement with MedPointe Inc. for the co-promotion of ASTELIN (azelastine HCl), a nasal-spray antihistamine. ASTELIN is the only antihistamine that has been approved by the FDA for the treatment of symptoms for both seasonal allergic rhinitis in adults and children 5 years of age and older and non-allergic vasomotor rhinitis in adults and children 12 years and older.

        Under the terms of the multi-year agreement, our sales force markets ASTELIN to pulmonologists, allergists, pediatricians and primary care physicians in United States hospitals and clinics. We are entitled to receive a percentage of net sales above an agreed upon annual baseline sales level, if those sales levels are achieved. Each company is responsible for its own selling expenses.

        SOLTARA™. On March 7, 2002, the FDA issued a "not approvable" letter for our NDA for SOLTARA brand tecastemizole 15 mg and 30 mg capsules. A "not-approvable" letter is issued if the FDA believes that the application contains insufficient information for an approval action.

        The FDA identified three primary issues that it determined were not adequately addressed in our NDA in light of certain aspects of tecastemizole's pharmacokinetics and potential for accumulation in tissue. Two of the issues pertained to observations from safety studies in animals that were not observed in humans: phospholipidosis, an adaptive storage response to drug administration, and cardiomyopathy, a pathologic condition of the heart muscle. A third issue concerned the need for additional assurance of the absence of any potential for QTc prolongation, which is an effect on electrical impulse conduction in the heart.

        The FDA expressed the concern that, because it takes normal and cardiac compromised patients a long time to eliminate tecastemizole from their system, which is known as a long terminal elimination phase, our safety evaluations were not of sufficient duration to provide adequate safety data in patients after the tecastemizole is eliminated. The period of time after elimination is known as tissue steady-state.

        Due to SOLTARA's extended terminal elimination phase, the FDA also concluded that we would need to evaluate the concentration of the drug in tissue after prolonged exposure in order to quantify the potential for tecastemizole accumulation in target organs.

        In April 2002, we met with the FDA to discuss issues outlined in the "not approvable" letter for SOLTARA. In October 2002, we met with the FDA to discuss initiation of additional preclinical and clinical studies of SOLTARA. Contingent upon favorable results of these preclinical and clinical studies, we expect to include additional preclinical and clinical studies in addition to re-analyzed existing tecastemizole data as part of a proposed amendment to the SOLTARA NDA.

        Contingent upon successful completion of additional studies and re-analysis of existing tecastemizole data, we believe that we will be in a position to amend the SOLTARA NDA to seek marketing approval in the first half of 2004. There can be no assurance whether or when we will amend the SOLTARA NDA or, if amended and filed, whether or when SOLTARA will be approved. We do not expect the SOLTARA NDA to receive FDA approval, if at all, before 2005.

        XOPENEX® for children six to eleven years old. In January 2002, we received FDA approval for XOPENEX brand levalbuterol HCl inhalation solution for the treatment or prevention of bronchospasm in children six to eleven years old with reversible obstructive airway disease, such as asthma. XOPENEX is marketed for use in a nebulizer at dosage strengths of 0.31 mg and 0.63 mg for pediatric patients. We have marketed XOPENEX inhalation solution at dosage strengths of 0.63 mg and 1.25 mg for patients 12 years of age and older since May 1999.

        XOPENEX MDI. In January 2002 we announced initiation of a scale-up and manufacturing collaboration with 3M Drug Delivery Systems Division, referred to in this report as 3M, for a XOPENEX hydrofluoroalkane (HFA) metered-dose inhaler (MDI).

        The collaboration combines our short-acting beta-agonist, XOPENEX, and 3M's expertise in manufacturing MDIs, the device most commonly used by patients for the treatment of asthma and chronic obstructive pulmonary disease, or COPD, using HFA technology. We are currently conducting large-scale clinical studies for levalbuterol in an HFA MDI in children, adolescents and adults.

Current Revenue Sources

        In May 1999, we commercially introduced XOPENEX (levalbuterol HCl) inhalation solution, a single isomer of the bronchodilator albuterol, for the treatment or prevention of bronchospasm in patients with reversible obstructive airway disease, such as asthma. Our revenues from sales of XOPENEX have grown from $14.1 million in 1999 to $55.1 million in 2000, $122.2 million in 2001 and $190.2 million in 2002. XOPENEX accounted for approximately 80% of our revenue in 2002.

        We earned royalties in 2002 and 2001 on sales of ALLEGRA® (fexofenadine HCl), a non sedating antihistamine marketed by Aventis S.A., and on sales of XYZAL™/XUSAL® (levocetirizine), an antihistamine sold outside the United States. In 2002 we also began earning royalties on CLARINEX® (desloratadine) 5 mg tablets. Schering Plough Corporation, referred to in this report as Schering, commercially launched CLARINEX in 2002. Royalties accounted for approximately 20% of our total revenues in 2002 with royalties earned on ALLEGRA accounting for approximately 73% of total royalty revenue and royalties on CLARINEX accounting for approximately 26% of total royalty revenue.

Self-Marketed Products and Product Candidates

Respiratory—Asthma

        XOPENEX (levalbuterol HCl). In May 1999, we commercially introduced levalbuterol HCl, which we market under the name XOPENEX, for the treatment or prevention of bronchospasm in patients with reversible obstructive airway disease, such as asthma. We currently market XOPENEX inhalation solution for nebulizer use in dosage strengths of 0.31 mg, 0.63 mg and 1.25 mg. XOPENEX is the first pharmaceutical product that we developed and commercialized.

        In January 2002, the FDA approved XOPENEX for the treatment or prevention of bronchospasm in children six to eleven years old. We began marketing XOPENEX for use in a nebulizer at dosage strengths of 0.31 mg and 0.63 mg for pediatric patients in March 2002.

        We are developing an additional formulation of XOPENEX. Currently, we are conducting large-scale Phase III studies for XOPENEX HFA MDI, in children, adolescents and adults. In January 2002, we announced a scale-up and manufacturing collaboration with 3M for a XOPENEX HFA MDI. The collaboration combines XOPENEX with 3M's expertise in manufacturing MDIs, the device most commonly used by patients for the treatment of asthma and chronic obstructive pulmonary disease, or COPD, using HFA technology.

        We sell XOPENEX in the United States through our direct sales force and through a co-promotion agreement with Ross Products Division of Abbott Laboratories, referred to as Ross. Ross provides coverage for marketing of XOPENEX to pediatricians in the United States through its sales force of over 500 professionals. The Ross coverage supplements our direct sales force of approximately 450 people, 250 of whom were hired in February 2002, that markets XOPENEX to hospitals, pulmonologists, allergists, primary care physicians and pediatricians. All sales are for our account and Ross receives a commission on sales into the pediatric market. The agreement is for a term of six years.

Respiratory—Chronic Obstructive Pulmonary Disease (COPD)

        (R,R)-Formoterol).    (R,R)-formoterol is a single isomer of formoterol, which is marketed under the brand names FORADIL® and ATOCK™. FORADIL is marketed in the United States, Canada and

Europe by Novartis, and ATOCK is marketed in Japan by Yamanouchi Pharmaceuticals. (R,R)-formoterol inhalation solution is our pharmaceutical candidate for the treatment of bronchospasm in patients with chronic obstructive pulmonary disease, or COPD. Clinical studies indicate that (R,R)-formoterol has the potential to provide rapid onset of relief as well as long duration of action. In September 2001, we began Phase III studies of (R,R)-formoterol inhalation solution for the treatment of bronchospasm in patients with obstructive airway disease. These studies of (R,R)-formoterol are ongoing.

        In our Phase II program for obstructive airway disease, including asthma and COPD, (R,R)-formoterol exhibited a rapid onset of action comparable to the short-acting bronchodilator, VENTOLIN, as well as a duration of action of up to 24 hours. In a Phase II 340-patient, multi-dose asthma trial, (R,R)-formoterol, at a range of doses tested, significantly improved lung function (p<0.001 versus placebo). In these studies (R,R)-formoterol had a duration of action of up to 24 hours with a side effect profile comparable to other beta-agonists. Currently marketed long-acting beta-agonists require twice-a-day dosing and are not currently available as an inhalation solution. Sepracor is investigating both once-daily and twice-daily formulations. If successfully developed and approved, we intend to market (R,R)-formoterol through our direct sales force.

Respiratory—Allergies

        SOLTARA™ (tecastemizole)—In March 2001, we submitted an NDA to the FDA for SOLTARA brand tecastemizole, formerly known as norastemizole, 15 mg and 30 mg capsules for the treatment of allergic rhinitis. We announced in May 2001 that the FDA accepted and filed the NDA for review. The NDA contained data from 128 preclinical studies and 34 clinical studies, of which 7 were large-scale clinical studies. The SOLTARA NDA included a patient database of more than 8,700 pediatric and adult subjects. On March 7, 2002, the FDA issued a "not approvable" letter for the NDA for SOLTARA 15 mg and 30 mg capsules. In April 2002, we met with the FDA to discuss issues outlined by the FDA in the "not approvable" letter for SOLTARA. In October 2002, we met with the FDA to discuss a proposed amendment to the SOLTARA NDA. Based on these conversations with the FDA, we are currently conducting additional preclinical and clinical studies of SOLTARA. Contingent upon obtaining favorable results, we expect to include the outcomes of these studies as part of a proposed amendment to the NDA. We are unable to predict when, if ever, we will be able to commence sales of SOLTARA. However, we believe that, if we were to amend our NDA and to receive FDA approval, sales would not commence until at least 2005. We would anticipate selling SOLTARA, if approved, though our direct sales force.

Central Nervous System—Insomnia

        ESTORRA™ (eszopiclone)—In January 2003, we submitted the NDA for ESTORRA for the treatment of transient and chronic insomnia. We studied ESTORRA in a 3 mg dosage strength for adults and in a 2 mg dosage strength for the elderly population. Included in the NDA were the results of 24 clinical trials, which included more than 2,700 adults and elderly subjects, and the results of more than 60 preclinical studies. We also included in the NDA six randomized, placebo-controlled Phase III studies that we conducted, including one with a positive control. We also submitted to the FDA as part of our NDA package, preclinical, clinical and postmarketing surveillance data relating to zopiclone, its isomers and metabolites, that we exclusively licensed in 1999 from Rhone-Poulenc Rorer SA, referred to in this report as RPR, a unit of Rhone-Poulenc SA, now Aventis, to develop, make, use and sell eszopiclone, formerly known as esopiclone and (S)-zopiclone, in the United States. Zopiclone is marketed by Aventis under the brand names IMOVANE® and AMOBAN®, and is available in approximately 80 countries worldwide but has never been marketed in the United States. The RPR data package is intended to provide data supplemental to Sepracor's own development package. On October 26, 2001, Sepracor had a pre-NDA meeting with the FDA to discuss the completeness of the data package. In response to issues raised by the FDA regarding the NDA package's completeness, we conducted additional preclinical studies to support the use of RPR's preclinical data package, including carcinogenicity studies. We included the results of the completed studies in our NDA submission. We are also conducting 24-month toxicology assessments of ESTORRA, which are expected to be completed in the second half of 2003. We expect to submit the results of these studies to the FDA during the NDA review cycle.

Central Nervous System—Psychiatry/Neurology

        (R)-Sibutramine Metabolite—The (R)-sibutramine metabolite is a single isomer of an active metabolite of sibutramine. Sibutramine is marketed under the brand name MERIDIA® by Abbott Labs (formerly BASF-AG Knoll Pharmaceutical division), for the treatment of obesity. Large-scale, Phase II studies of (R)-sibutramine metabolite for the treatment of refractory depression have been put on hold as we allocate our resources to candidates further along in the development process. We expect to devote additional resources to the development of (R)-sibutramine metabolite in the future, however, we cannot determine the exact timing, or certainty, of the future funding of this program. Our preclinical studies of the (R)-sibutramine metabolite have indicated that it has potent activity at all three monoaminergic reuptake sites, which include serotonin, norepinephrine and dopamine. We believe this compound's unique triple mechanism of action may provide a broader spectrum of therapy than other currently marketed antidepressants. Initial Phase I studies have indicated that the drug is bioavailable and well tolerated.

Central Nervous System—Anxiety

        SEP174559—SEP174559 is an a2-selective GABA-A receptor agonist. In 2001, we submitted an investigational new drug application, or IND to the FDA for SEP174559. We have initiated a Phase I clinical study of SEP174559 for the treatment of acute and chronic anxiety. Preclinical data suggests that SEP174559 has the potential to provide a rapid onset of action with less sedation than currently marketed anxiolytics for acute anxiety. We have placed clinical trials of this drug candidate on hold as we allocate our resources to candidates further along in the development process. We expect to devote additional resources to the development of SEP174559 in the future, however, we cannot determine the exact timing, or certainty, of the future funding of this program.

Other—Hypertension

        (S)-Amlodipine—In 2001, we submitted an IND to the FDA for (S)-amlodipine. We have initiated a Phase II program for (S)-amlodipine, a potential treatment for hypertension. Amlodipine is marketed by Pfizer Inc. as NORVASC®, which is the leading calcium antagonist used for the treatment of hypertension and angina. Preclinical studies have indicated that (S)-amlodipine may provide potential improvements over existing therapies.

Urology

        (S)-Oxybutynin—(S)-Oxybutynin is a single isomer of oxybutynin. Oxybutynin is marketed by Ortho-McNeil Pharmaceuticals, under the brand name DITROPAN® for the treatment of urge urinary incontinence. The Phase III program for (S)-oxybutynin continues for the treatment of overactive bladder.

        Phase II clinical studies that we conducted suggest that (S)-oxybutynin may provide relief for symptoms of urge and frequency urinary incontinence with reduced side effects, such as dry mouth, as compared to the parent compound. In a large-scale Phase IIB study that we previously completed, (S)-oxybutynin, administered at 120 mg three times a day, or TID, resulted in significant improvements in daily micturition symptoms, and an improved tolerability profile, specifically dry mouth, compared with immediate release DITROPAN at 5 mg TID. Earlier in 2001, we successfully completed a pharmacokinetic and pharmacodynamic analysis of (S)-oxybutynin. Based on this analysis, the sustained release formulation is designed to provide a more constant level of drug therapy and should permit once-a-day dosing with less peak to trough variability and an improved therapeutic profile.

Other Product Candidates

        Our other product candidates include (S)-sibutramine metabolite, which is a single isomer of a metabolite of sibutramine. Sibutramine is marketed under the brand name MERIDIA by Abbott Labs (formerly BASF-AG Knoll Pharmaceutical division) for the treatment of obesity. We have conducted Phase I/II studies of (S)-sibutramine metabolite for the treatment of male sexual dysfunction. SEP225382 is another product candidate we are investigating as a potential prophylactic treatment for migraine. We are not currently conducting clinical trials for these, or any other, product candidates.

Product Candidate Priorities in 2003

        During 2003 and 2004 we expect to devote significant resources to Phase IIIB/IV studies relating to ESTORRA and to Phase IV studies for XOPENEX.

        Also in 2003, we expect to focus significant resources on advancing the product candidates that are closest to NDA submission. These include:

  •
  XOPENEX MDI—We expect to continue Phase III clinical trials;

  •
  (R,R)-formoterol—We expect to continue Phase III clinical trials;

  •
  SOLTARA (tecastemizole)—We expect to continue studies in support of a potential re-submission of an amendment to the NDA which received a "not-approvable" letter in 2002.

        During 2003 we will also devote resources to further develop earlier stage products. These include:

  •
  (S)-oxybutynin—We expect to continue Phase III clinical trials.

  •
  (S)-amlodipine—We expect to continue Phase II clinical trials.

Partnered Products and Product Candidates

        Aventis for Fexofenadine.    In July 1993, we licensed to Hoechst Marion Roussel, Inc., now Aventis, and referred to in this report as Aventis, our U.S. patent rights covering fexofenadine. In October 1996, Aventis introduced ALLEGRA (fexofenadine hydrochloride). In 1999, we amended our agreement with Aventis. Pursuant to the 1999 amendment, we assigned to Aventis our United States patent relating to fexofenadine and licensed to Aventis certain United States patent applications relating to fexofenadine. Under the terms of a separate agreement, Aventis obtained an exclusive license to our fexofenadine patents that had been the subject of litigation in Europe, and various other patent oppositions between the two companies outside the United States. Since March 1, 1999, we have been entitled to receive royalties on fexofenadine product sales in countries where we have patents related to fexofenadine. We have been entitled to receive royalties on any fexofenadine sales in the United States since Aventis's composition of matter patent expired in February 2001. We are currently receiving royalties from Aventis for sales of ALLEGRA in the United States, Japan, Canada, Australia and in certain European Union, or EU, member states. We will be entitled to receive royalties on sales, if any, in additional countries where we hold patents related to fexofenadine.

        Schering-Plough Corporation for Desloratadine.    In December 1997, we licensed to Schering worldwide rights to develop and market desloratadine, an active-metabolite of loratadine. Loratadine is an antihistamine marketed by Schering as CLARITIN® for the treatment of seasonal allergic rhinitis or SAR, and chronic idiopathic urticaria, or CIU, which is hives of an unknown cause. In December 2001,

Schering announced that CLARINEX brand desloratadine 5 mg tablets had received marketing clearance from the FDA for the treatment of SAR in adults and children 12 years of age and older. In January 2002, Schering commercially launched CLARINEX 5 mg tablets for the treatment of SAR in adults and children 12 years of age and older. In February 2002, Schering received FDA approval to market CLARINEX tablets for the treatment of CIU in adults and children 12 years of age and older. Under the terms of our license agreement with Schering, we are currently receiving royalties on sales of CLARINEX in countries in which we hold patents.

        UCB for Levocetirizine.    In June 1999, we licensed to UCB Farchim SA, referred to in this report as UCB, all of our issued patents and patent applications covering levocetirizine, a single isomer of UCB's antihistamine ZYRTEC, to develop, market and sell levocetirizine as a nonsedating antihistamine, worldwide, except in the United States and Japan. Under the agreement, Sepracor receives royalties from UCB on sales of levocetirizine in EU member states in which the product has been launched and where Sepracor holds patents relating to levocetirizine. Levocetirizine is marketed as XUSAL™ in Germany and as XYZAL® in other E.U. member states. XYZAL/XUSAL is indicated for the treatment of seasonal and perennial allergic rhinitis in adults and children aged 6 years and older. Under the agreement, we are currently receiving royalties on sales of all formulations of levocetirizine in countries where we have issued patents, and royalties will escalate upon achievement of sales volume milestones.

        Janssen Pharmaceutica for Ticalopride.    In July 1998, we entered into a development and license agreement with Janssen Pharmaceutica, N.V., a wholly-owned subsidiary of Johnson & Johnson, referred to in this report as Janssen, relating to ticalopride, formerly known as (+)-norcisapride. Ticalopride is an isomer of the active metabolite of cisapride. Cisapride has been marketed by Janssen as PROPULSID for the treatment of nocturnal heartburn due to gastro esophageal reflux disease, commonly referred to as GERD. Under the terms of the agreement, Janssen has worldwide exclusive rights to develop and market products containing ticalopride. In the second quarter of 2001, we were notified by Janssen that it was suspending two Phase II trials to evaluate the efficacy and safety of ticalopride in subjects with GERD or gastroparesis pending further analysis of a small number of adverse events reported in GERD and diabetic patients. Janssen may not plan to resume development of ticalopride, in which case, Sepracor will not receive royalties under the Janssen Agreement.

Drug Discovery

        We continue our research in discovering novel compounds in the areas of pain management and treatments for central nervous system, or CNS, disorders. In this program, we are seeking to discover novel compounds unrelated to existing commercial compounds, which we believe may have the potential to provide benefits over existing treatments or address unmet medical needs.

Subsidiary/Related Parties

BioSphere Medical, Inc.

        In 1994, we established and independently financed BioSepra Inc. as a subsidiary through an initial public offering of its common stock. From 1994 to 1999, the company operated as BioSepra Inc., developing proprietary microsphere beads used as chromatography media in the production of pharmaceuticals.

        In February 1999, BioSepra determined that it would refocus on embolotherapy, which is the occlusion of the blood supply to fibroids and vascular defects. BioSepra sold its chromatography business and acquired a 51% interest in French-based BioSphere Medical, S.A., referred to as BioSphere France, with an option to purchase the remaining 49% interest of BioSphere France, and changed its corporate name to BioSphere Medical, Inc., referred to as BioSphere. The acquisition enabled BioSphere to gain ownership of product know-how and European regulatory approval of Embosphere® Microspheres.

        At December 31, 2002, we owned approximately 25% of BioSphere's outstanding common stock and account for it as an equity investment.

Point Therapeutics, Inc. (formerly HMSR, Inc. and HemaSure Inc.)

        In 1994, we established and independently financed HemaSure Inc. as a subsidiary. Through two public offerings of HemaSure's common stock, HemaSure was initially a subsidiary, and ultimately became a related party of Sepracor. From its incorporation until May 2001, HemaSure was engaged in applying its proprietary filtration technology to develop products to increase the safety of donated blood and to improve certain blood collection and transfusion procedures.

        In May 2001, HemaSure completed the sale of all of HemaSure's assets, except for cash, cash equivalents and marketable securities, subject to certain exceptions as defined in the agreement, to Whatman Bioscience Inc., a Massachusetts corporation and a subsidiary of Whatman plc. At December 31, 2001 our investment in HemaSure was recorded at zero and our ownership was approximately 23%. Following the sale, HemaSure changed its corporate name to HMSR, Inc.

        In March 2002, HMSR, Inc. completed a stock-for-stock merger with Point Therapeutics, Inc., pursuant to which stockholders of HMSR, Inc. received shares of Point Therapeutics' common stock. At December 31, 2002, we owned approximately 4.7% of Point Therapeutics and consider our investment as an available-for-sale security.

Versicor, Inc.

        Versicor, Inc. was formed as a majority-owned subsidiary of Sepracor in May 1995 to develop novel drug candidates principally for the treatment of infectious diseases. In August 2000, Versicor completed an initial public offering of shares of its common stock.

        At December 31, 2002, we owned approximately 7%, of Versicor's outstanding common stock and consider our investment as an available-for-sale security.

Research and Development

        Our research and development activities are primarily directed toward discovering and developing potentially improved versions of widely-prescribed drugs.

        Our total research and development expenses were $243,797,000, $231,278,000, and $170,759,000 for 2002, 2001 and 2000, respectively. Our spending during the past three years has centered on advancing our drug candidates through clinical trials with the majority of funds being expended on programs closest to NDA submission. Over the three year period ended December 31, 2002, our principal research and development programs were for (1) the development of tecastemizole (formerly norastemizole), which we submitted to the FDA and intended to market as SOLTARA, for which we received a "not approvable" letter; (2) the development of eszopiclone (formerly zopiclone and esopiclone), for which we submitted an NDA in January 2003, and intend, if approved, to market as ESTORRA; (3) expansion of the product label of levalbuterol (HCl), or XOPENEX label; and (4) the development of XOPENEX MDI, (S)-oxybutynin and (RR)-formoterol.

        Collaborative research and development revenues totaled $0, $0, and $3,573,000 in 2002, 2001 and 2000, respectively.

        In 2003, we expect research and development expenditures to decrease from 2002 because of a reduction in the number of late stage product candidates undergoing clinical trials. We made one NDA submission in January 2003 and expect to make another in the fourth quarter of 2003.

Marketing and Sales

        We market and sell our products through our direct sales forces and co-promotion arrangements with marketing partners and we out-license our product rights in exchange for royalties. We believe that in certain situations partnering arrangements allow us to use the partner's marketing expertise to market our drug candidates more quickly. We currently have partnering agreements with Schering, Aventis and UCB. In each of these agreements, we are dependent upon the efforts, including marketing and sales efforts, of our partners, and these efforts may not be successful.

        We have established a direct sales force to market our single isomer of albuterol, XOPENEX. As of December 31, 2002, we had approximately 450 people in our field sales force. This represents an increase of approximately 250 people over December 31, 2001. Our sales of XOPENEX occur only in the United States and our sales force markets the drug to primary care physicians, pediatricians, pulmonologists, and allergy specialists in all 50 states.

        If ESTORRA brand eszopiclone is approved by the FDA, we plan to increase our field sales force by approximately 600 representatives.

        We have also established a contract sales arrangement with Abbott's Ross Products Division, which promotes XOPENEX to pediatricians in the United States through its sales force of over 500 professionals. All sales are for our account and Ross receives a commission on sales to the pediatric market.

        Under terms of a multi-year agreement with MedPointe, Inc., our sales force markets ASTELIN to pulmonologists, allergists, pediatricians and primary care physicians in United States hospitals and clinics. We are entitled to receive a percentage of net sales above an agreed upon annual baseline sales level, if those sales levels are achieved. Each company is responsible for its own selling expenses.

        Our product, XOPENEX, is primarily sold to pharmaceutical wholesalers and retail pharmacy chains. In the pharmaceutical industry there are a limited number of major wholesalers and retail chains and there is currently a great deal of consolidation among companies in the industry. Therefore, as is typical in the industry, a few customers make up a significant part of our overall revenue. Also, our terms of sale typically allow for the return of unused product up to one year after product expiration.

        Royalty revenue received from Aventis for sales of ALLEGRA represented approximately 15% of our total revenues in 2002. Product sales of XOPENEX to McKesson Corp., Cardinal Health Inc. and Bergen Brunswig Corp. represented approximately 21%, 12% and 11%, respectively, of our total revenues in 2002. No other customer accounted for more than 10% of our revenues in 2002.

        We currently distribute all of our XOPENEX product through a division of Cardinal Health, Inc. (formerly known as CORD Logistics) based near Nashville, Tennessee. If additional product candidates of ours become approved for sale, we will need to either distribute the drugs ourselves or distribute through third party vendors for the near future. Our expectation is to continue to distribute through third party vendors. These third party distributors may not ship product on a timely, consistent basis, which could adversely affect our sales and our reputation.

        In 2003, we expect marketing and sales expenditures to increase slightly over 2002 as a result of anticipated higher sales levels causing increased commission and distribution costs.

Manufacturing

        We prepare our drug compounds for research purposes primarily at our laboratories in Marlborough, Massachusetts. We also own and operate a current GMP-compliant 39,000 square foot fine chemical manufacturing facility in Windsor, Nova Scotia, which we believe has sufficient capacity to support the production of our drugs in quantities required for our clinical trials. If additional product candidates of ours become approved for sale, we will need to either manufacture the drugs ourselves or license the manufacturing and marketing rights to third parties. While we believe that we have the capability to scale up our manufacturing process to support the production in commercial quantities of certain of the drugs that we intend to market and sell directly, we must contract out to third party manufacturers the production of a substantial portion of those drugs. If ESTORRA brand eszopiclone is commercialized, for example, we expect to contract with one third-party manufacturer for ESTORRA's active pharmaceutical ingredient, or API, and another third-party to manufacture a final packaged product from the API.

        Our contract manufacturers may possess process technology related to the manufacture of our compounds that such supplier owns independently. This would increase our reliance on such manufacturer or require us to obtain a license from such manufacturer in order to have our products manufactured by others.

        We have established a quality assurance/quality control program to ensure that our products and product candidates are manufactured in accordance with applicable regulations. We require that our contract manufacturers adhere to current good manufacturing practices, or GMP. The facilities of our contract manufacturers must pass regular post-approval FDA inspections. The FDA or other regulatory agencies must approve the processes or the facilities that may be used for the manufacture of any of our potential products. If the facilities were to fail inspection and we were unable to obtain the necessary approvals, manufacturing and distribution may be disrupted, recalls of distributed products may be necessary and other sanctions could be applied.

        A division of Cardinal Health, Inc. (formerly Automatic Liquid Packaging) is currently the sole finished goods manufacturer of our product XOPENEX. If Cardinal Health experiences delays or difficulties in producing, packaging or delivering XOPENEX, our XOPENEX sales and our reputation could be adversely affected. Furthermore, if we are required to change manufacturers, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with all applicable regulations and guidelines. The delays associated with the verification of a new manufacturer could negatively affect our ability to produce XOPENEX in a timely manner or within budget.

Competition

  General

        Generally, our principal competitors are generic drug companies that seek to market the racemic mixture of a compound following expiration of the innovator's composition-of-matter patent and pharmaceutical companies that develop new therapies to treat the disease indications that we are targeting. We expect that these companies will seek to compete against our products with lower pricing, which could adversely affect the prices we charge, our market share, or both. In addition, any drug developed by us is likely to encounter competition from the original brand-name parent drug, potentially in a generic form, following expiration of the innovator's patent. Many competitors and potential competitors have substantially greater resources, manufacturing and marketing capabilities, research and development staff and production facilities than us.

        The introduction of new products or the development of new processes by competitors or new information about existing products may result in price reductions or product replacements, even for products protected by patents. Many large pharmaceutical companies have significantly more substantial capital resources than we have and greater capabilities and experience than we do in preclinical and clinical development, sales, marketing, manufacturing and regulatory affairs.

        In many of our development programs, we expect to obtain use patents on the single isomers or active metabolites of existing, widely-sold drugs by demonstrating, through preclinical and clinical tests, that such single isomer or active metabolite compounds offer benefits over the parent compounds, such as reduced side effects, improved therapeutic efficacy, new indications or improved dosage forms. Any such patents obtained by us, if valid and enforceable, should exclude others from marketing the compound for the indications claimed in our issued use patents.

  Product Specific

        In the asthma market, XOPENEX faces competition from the generic albuterol. Albuterol has existed for many years, is well established and sells at prices substantially less than XOPENEX. To continue to be successful in the marketing of XOPENEX, we must increasingly demonstrate that the efficacy and safety features of the drug outweigh its higher cost.

        We have five issued United States patents covering the approved therapeutic use of XOPENEX, expiring between January 2010 and August 2012. We have one other issued United States patent covering the marketed formulation of XOPENEX, expiring in March 2021. Each of these patents is listed in the FDA's publication entitled "Approved Drug Products with Therapeutic Equivalence Evaluations", commonly referred to as the "Orange Book". Should a generic drug company submit an Abbreviated New Drug Application (ANDA) to the FDA seeking approval of a generic version of XOPENEX, we would expect to enforce these patents against the generic drug company. However, the resulting patent litigation would involve complex legal and factual questions, and we may not be able to exclude a generic company, for the full term of our patents, from marketing a generic version of XOPENEX.

        In the sleep disorder market, if ESTORRA brand eszopiclone is approved, we will face intense competition from established products such as AMBIEN® and SONATA®. There are also other potentially competitive therapies that are in late-stage clinical development for the treatment of sleep disorders.

        In the antihistamine market, if SOLTARA brand tecastemizole is approved, we will face intense competition from established products such as CLARINEX, ALLEGRA and ZYRTEC. These products are established and currently dominate the market share for prescription antihistamines. The marketing of antihistamine products appears to be driven by direct-to-consumer advertising and therefore is very costly. It will take a large amount of financial resources to launch a drug in this market. Additionally, CLARITIN is now sold without a prescription and there is uncertainty relating to possible changes in the market with much discussion about other allergy products possibly being sold without a prescription, as discussed below under the heading "Government Regulation." Finally, there is a strong possibility that drugs with large market share in this market may move off patent and become generic drugs thus increasing the price competition among antihistamines, as discussed below under the heading "Government Regulation."

Government Regulation

        We, our collaboration partners and our customers are required to obtain the approval of the FDA and similar health authorities in foreign countries to test clinically and sell commercially pharmaceuticals and biopharmaceuticals for human use.

        Human therapeutics are generally subject to rigorous preclinical and clinical testing. The standard process required by the FDA before a drug may be marketed in the United States includes:

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

We sometimes attempt to shorten the regulatory approval process of our drug candidates by relying on preclinical and clinical toxicology data with respect to the parent drug.

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

        FDA regulations pertain not only to healthcare products, but also to the processes and production facilities used to produce such products. Although we have designed the required areas of our United States and Canadian facilities to conform to current GMP, the FDA will not review the facilities for compliance until we produce a product for which we are seeking FDA commercial approval. Environmental legislation provides for restrictions and prohibitions on releases or emissions of various substances produced in, and waste by-products from, our operations.

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

        We are also subject to various federal and state laws pertaining to health care "fraud and abuse," including anti-kickback laws and false claims laws. Anti-kickback laws make it illegal for a prescription drug manufacturer to solicit, offer, receive, or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase or prescription of a particular drug. False claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented for payment to third party payors, including Medicare and Medicaid, claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services.

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

        In addition, in the United States and elsewhere, sales of therapeutic and other pharmaceutical products are dependent in part on the availability of reimbursement to the consumer from third party payors, such as government and private insurance plans. Third party payors are increasingly challenging the prices charged for medical products and services. We cannot assure you that any of our products will be considered cost effective and that reimbursement to the consumer will be available or will be sufficient to allow us to sell our products on a competitive and profitable basis.

        We are a participant in the Medicaid rebate program established by the Omnibus Budget Reconciliation Act of 1990, and under amendments of that law that became effective in 1993. Participation in this program includes requirements such as extending comparable discounts under the Public Health Service, or PHS, pharmaceutical pricing program. Under the Medicaid rebate program, we pay a rebate for each unit of our product reimbursed by Medicaid. The amount of the rebate for each product is set by law as a minimum 15.1% of the average manufacturer price, or AMP, of that product, or if it is greater, the difference between AMP and the best price available from us to any customer. The rebate amount also includes an inflation adjustment if AMP increases faster than inflation. The PHS pricing program extends discounts comparable to the Medicaid rebate to a variety of community health clinics and other entities that receive health services grants from the PHS, as well as hospitals that serve a disproportionate share of poor Medicare and Medicaid beneficiaries. The rebate amount is recomputed each quarter based on our reports of our current AMP and best price for each of our products to the Centers for Medicare and Medicaid Services. Federal and state government agencies continue to advance efforts to reduce costs of Medicare and Medicaid programs, including restrictions on the amounts that agencies will reimburse for the use of products.

        We also are required to pay certain statutorily defined rebates on Medicaid purchases for reimbursement on prescription drugs under state Medicaid plans. Since 1993, as a result of the Veterans Health Care Act of 1992, or VHC Act, federal law has required that product prices for purchases by the Veterans Administration, the Department of Defense, Coast Guard, and the PHS, including the Indian Health Service, be discounted by a minimum of 24% off the AMP to non-federal customers, which is referred to as the non-federal average manufacturer price, or non-FAMP.

        We are also required by governmental regulatory agencies to pay substantial fees relating to the approval, manufacture and sale of proprietary prescription drugs.

        In May 2001, an advisory panel to the FDA recommended that the FDA allow certain popular allergy medications to be sold without a prescription. In 2002, CLARITIN, a leading allergy drug, became available to consumers without a prescription. Other allergy medications may soon also become available without a prescription. Our business may be adversely affected because our royalty revenues may be reduced and, more generally, the market for prescription allergy drugs may be adversely affected.

        We expect debate to continue during 2003 at the federal and state level over the availability and method of delivery and payment for pharmaceutical products. We believe that if certain legislation is enacted, it could have the effect of reducing prices or limiting price increases of pharmaceutical products.

        At this time it is not possible to predict the extent to which we, or the pharmaceutical industry in general, might be impacted by the issues discussed above.

        Our research and development activities involve the controlled use of hazardous materials, chemicals, biological materials, and various radioactive compounds. We believe that our procedures comply with the standards prescribed by state and federal regulations; however, the risk of injury or accidental contamination cannot be completely eliminated.

Patents and Proprietary Technology

        We and our affiliates and subsidiaries have filed patent applications in the United States and selected other countries relating to compositions of, methods of making, and methods of using single isomer or metabolite compounds, and chiral synthesis and separations. In addition, we have licensed from third parties certain rights under various patents and patent applications.

        To the extent that we invent or discover a new, useful and non-obvious invention and file a United States patent application for such invention, a composition or method-of-use patent may be issued. We have been issued United States patents on the use of single isomers or active metabolites of currently marketed drugs. We are currently pursuing a policy of aggressively seeking patent protection for the use of single-isomers and active metabolites of certain existing drugs.

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

        We have five issued United States patents covering the approved therapeutic use of XOPENEX, expiring between January 2010 and August 2012. We have one other issued United States patent covering the marketed formulation of XOPENEX, expiring in March 2021. Each of these patents is listed in the FDA's publication entitled "Approved Drug Products with Therapeutic Equivalence Evaluations", commonly referred to as the "Orange Book". Should a generic drug company submit an ANDA to the FDA seeking approval of a generic version of XOPENEX, we would expect to enforce these patents against the generic drug company. However, the resulting patent litigation would involve complex legal and factual questions, and we may not be able to exclude a generic company, for the full term of our patents, from marketing a generic version of XOPENEX.

        We have an issued United States patent covering the therapeutic use of eszopiclone for which we are seeking FDA approval, and another issued United States patent covering the compound eszopiclone and pharmaceutical formulations containing eszopiclone. The natural terms of both of these patents expire in January 2012. However, under the Drug Price Competition and Patent Term Extension Act of 1984 (the Hatch-Waxman Act), if our NDA for eszopiclone is approved, one of these patents, at our selection, will be eligible for a patent term extension. We cannot predict the length of the patent term extension at this time.

        We have a significant number of other United States patents and patent applications covering composition of, methods of making and methods of using, single isomer or active metabolite forms of various compounds for specific applications. We may not be issued patents based on patent applications already filed or that we file in the future and if patents are issued they may be insufficient in scope. Patents and/or patent applications covering our product candidates would become increasingly material to our business if and when we seek to commercialize these candidates. Our ability to commercialize any drug successfully will largely depend on our ability to obtain and maintain patents of sufficient scope to prevent third parties from developing and commercializing similar or competitive products.

Employees

        On March 1, 2003, we and our wholly-owned subsidiaries employed 818 persons. Of these 818 employees, 177 were primarily engaged in research, development and engineering activities, 31 were primarily engaged in manufacturing, 450 were engaged in direct sales and the remainder were primarily engaged in marketing, sales administration, finance and accounting and corporate administration.

        In April 2002, as a result of the delay in the commercialization of SOLTARA following the receipt of the "not approvable" letter from the FDA, we implemented certain cost reductions, including a reduction in workforce of 95 employees from the total employee headcount, which was 927 at the time.

Investor Information

        We make available free of charge on or through our internet web site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendents to those reports as soon as practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. Our internet address is http://www.sepracor.com.

Item 2. Properties.

        Our facilities are located in Marlborough, Massachusetts and Windsor, Nova Scotia.

        In June 2002, we exercised our option to purchase the Solomon Pond Corporate Center, or SPCC, from the developer of the site. The SPCC, at 84 Waterford Drive, Marlborough, Massachusetts, consists of approximately 58 acres and a newly constructed 192,600 square foot research and development and corporate office building, which we occupied and began leasing in June 2002. On November 5, 2002, we completed the purchase of the SPCC from the developer at a purchase price of approximately $37,405,000, which includes closing costs. At closing, the developer paid us approximately $26,197,000 for principal and interest, which had been borrowed by the developer under a construction loan. Accordingly, we paid approximately $11,208,000 in net cash at closing.

        In Massachusetts, we occupied a total of 143,195 square feet of space in four buildings and under four leases through June 2002, approximately 5,000 square feet of which was devoted to manufacturing operations and the remainder to research and development and administration. Two of these leases, for 21,000 square feet and 20,903 square feet, expired in June 2002. The remaining two leases, at 33 and 111 Locke Drive, Marlborough, Massachusetts, are for 32,477 square feet and 68,815 square feet, respectively, and expire in June 2007. In July 2002, we completed the move out of these facilities into the facility at 84 Waterford Drive. We are now seeking to sublease the leased facilities at 33 and 111 Locke Drive and, at December 31, 2002, have accrued $1,731,000 for our estimated cumulative future minimum lease obligation under these leases net of estimated future sublease rental income through the term of the leases.

        Our primary manufacturing location is a 39,000 square-foot fine chemical manufacturing facility located on a four-acre site in Windsor, Nova Scotia. We acquired the facility in March 1994. Production at the Nova Scotia facility began in February 1995.

Item 3. Legal Proceedings.

        Since November 15, 2002, eight purported class action lawsuits have been filed in the United States District Court for the District of Massachusetts against us and several of our current and former officers and directors. The complaints were filed allegedly on behalf of persons who purchased Seprcor's common stock and/or convertible debt securities during different time periods, beginning on various dates, the earliest of which is May 17, 1999, and all ending on March 6, 2002. The complaints are similar and allege violations of the Securities Exchange Act of 1934 and the rules and regulations promulgated thereunder by the Securities and Exchange Commission. Primarily the complaints allege that we, and the other defendants, disseminated to the investing public false and misleading statements relating to the testing, safety and likelihood of approval of SOLTARA. These complaints will be consolidated within the next month, after which we will respond. We are not presently able to estimate potential losses, if any, related to these lawsuits.

Item 4. Submission of Matters to a Vote of Security Holders.

        No matters were submitted to a vote of our security holders, through solicitation of proxies or otherwise, during the last quarter of the year ended December 31, 2002.

EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table sets forth the names, ages and positions of our current executive officers as of December 31, 2002.

Name	Age	Position
Timothy J. Barberich	55	Chairman, Chief Executive Officer
William J. O'Shea	53	President, Chief Operating Officer
David P. Southwell	42	Executive Vice President, Chief Financial Officer and Secretary
Robert F. Scumaci	43	Executive Vice President, Finance and Administration and Treasurer
Douglas E. Reedich, Ph.D., J.D.	45	Senior Vice President, Legal Affairs and Chief Patent Counsel

        Mr. Barberich, a founder of Sepracor, has been a director of Sepracor and our Chief Executive Officer since our organization in 1984. Mr. Barberich also served as President of Sepracor from 1984 to October 1999. Prior to founding Sepracor, Mr. Barberich served in a number of executive and managerial capacities at Millipore Corporation, which he joined in 1973. Most recently, prior to founding Sepracor, Mr. Barberich served as Vice President and General Manager of Millipore's Medical Products Division and as General Manager of Millipore's Laboratory Products Division. Mr. Barberich is a director of Point Therapeutics Inc. and a director of BioSphere. Through February 21, 2003 Mr.Barberich was also a director of Versicor Inc.

        Mr. O'Shea has served as our President and Chief Operating Officer since October 1999. Prior to joining Sepracor, Mr. O'Shea was Senior Vice President of Sales and Marketing and Medical Affairs for Zeneca Pharmaceuticals, a business unit of Zeneca, Inc. Mr. O'Shea joined Zeneca in the United Kingdom in 1975 and held management positions in the United Kingdom and the United States in the areas of international sales and marketing.

        Mr. Southwell has served as our Executive Vice President and Chief Financial Officer since October 1995 and served as our Senior Vice President and Chief Financial Officer from July 1994 to October 1995. From August 1988 until July 1994, Mr. Southwell was associated with Lehman Brothers Inc., a securities firm, in various positions with the investment banking division, most recently in the position of Vice President. Mr. Southwell is a director of BioSphere.

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

        Dr. Reedich has served as our Senior Vice President, Legal Affairs since January 1999 and has served as our Chief Patent Counsel since June 1995. From October 1987 to June 1995, he was employed by 3M Company, most recently as patent counsel for the Pharmaceuticals Division of 3M Company.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

        Incorporated by reference from our 2002 Annual Report to Stockholders, which we refer to in this report as the 2002 Annual Report, under the headings "Supplemental Stockholder Information—Price Range of Common Stock" and "Supplemental Stockholder Information—Dividend Policy."

Item 6. Selected Financial Data.

        Incorporated by reference from our 2002 Annual Report under the heading "Sepracor Inc. Selected Financial Data."

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        Incorporated by reference from our 2002 Annual Report under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 7A. Quantitative and Qualitative Disclosure about Market Risk.

        Incorporated by reference from our 2002 Annual Report under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Risk."

Item 8. Financial Statements and Supplementary Data.

        The financial statements filed as part of this Annual Report on Form 10-K are incorporated by reference from our 2002 Annual Report under the heading "Consolidated Financial Statements" and the notes thereto and are listed under Item 15 below.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        There have been no disagreements with our independent accountants on accounting and financial disclosure matters.

PART III

Items 10-13.

        The information required for Part III, Items 10-13 of this Annual Report on Form 10-K is incorporated by reference from our definitive proxy statement for our 2003 Annual Meeting of Stockholders. Such information will be contained in the sections of such proxy statement captioned "Stock Ownership of Certain Beneficial Owners and Management," "Proposal 1—Election of Directors," "Board and Committee Meetings," "Compensation for Directors," "Compensation of Executive Officers," "Compensation of Executive Officers—Equity Compensation Plan Information," "Certain Relationships and Related Transactions," "Employment Agreements" and "Section 16(a) Beneficial Ownership Reporting Compliance." Information regarding our executive officers is also furnished in Part I of this Annual Report on Form 10-K under the heading "Executive Officers of the Registrant."

Item 14. Controls and Procedures

Our Disclosure Controls and Internal Controls

        We have established and maintain disclosure controls and procedures to ensure that we record, process, summarize, and report information we are required to disclose in our periodic reports filed with the Securities and Exchange Commission in the manner and within the time periods specified in the SEC's rules and forms. We also design our disclosure controls to ensure that the information is accumulated and communicated to our management, including the chief executive officer and the chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

        We also maintain internal financial controls and procedures to ensure that we comply with applicable laws and our established financial policies. We design our internal controls to provide reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

        Within 90 days of the filing date of this Annual Report on Form 10-K, we evaluated the design and operation of our disclosure controls and internal controls under the supervision by, and participation of, management, including our chief executive officer and chief financial officer. In accordance with SEC requirements, the chief executive officer and the chief financial officer note that, since the date of the controls evaluation to the date of this Annual Report on Form 10-K, there have been no significant changes in internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

        Based upon the controls evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls are effective to ensure that material information relating to Sepracor and its consolidated subsidiaries is made known to management, including the chief executive officer and chief financial officer, particularly during the period when our periodic reports are being prepared, and that our internal controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)
The following documents are included or incorporated by reference from the 2002 Annual Report.

1.
The following financial statements (and related notes) of the Company are incorporated by reference from the 2002 Annual Report:

	Page*	Page**
Report of Independent Accountants	31	33
Consolidated Balance Sheets at December 31, 2002 and 2001	32	34
Consolidated Statements of Operations for the Years Ended December 31, 2002, 2001 and 2000	33	35
Consolidated Statements of Stockholders' Equity (deficit) and Comprehensive Income for the Years Ended December 31, 2002, 2001 and 2000	34	36
Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000	35	37
Notes to the Consolidated Financial Statements	36	38

*	Refers to page number of the 2002 Annual Report. The consolidated financial statements (and related notes) are incorporated by reference from the 2002 Annual Report.
**	Refers to page number of the Selected Portions of the 2002 Annual Report to Stockholders filed as Exhibit 13 to this Annual Report on Form 10-K.
2.
The schedule listed below and the Report of Independent Accountants on Financial Statement Schedule are filed as part of this Annual Report on Form 10-K:

Report of Independent Accountants on Financial Statement Schedule	S-1
Schedule II—Valuation and Qualifying Accounts and Reserves	S-2

        All other schedules are omitted as the information required is inapplicable or the information is presented in the consolidated financial statements or the related notes.

  3.
  The Exhibits listed in the Exhibit Index immediately preceding the Exhibits filed as a part of this Annual Report on Form 10-K.

(b)
The following Current Reports on Form 8-K were filed by Sepracor during the quarter ended December 31, 2002:

(1.)
Current Report on Form 8-K filed on November 20, 2002 to announce, pursuant to Item 5, that a purported class action lawsuit had been brought against the Registrant and certain of its current and former officers and directors in the United States District Court for the District of Massachusetts;

(2.)
Current Report on Form 8-K filed on December 19, 2002 to announce, pursuant to Item 5, that (1) the Registrant intends to submit its New Drug Application for ESTORRA brand eszopiclone by mid-February 2003 and (2) that a purported class action lawsuit had been brought against the Registrant and certain of its current and former officers and directors in the United States District Court for the District of Massachusetts.

        The following trademarks are mentioned in this Annual Report on Form 10-K:

        Sepracor, XOPENEX, SOLTARA and ESTORRA are trademarks of Sepracor. BioSphere and EmboSphere are trademarks of BioSphere. This Annual Report on Form 10-K also contains trademarks of other companies.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEPRACOR INC.
By:	/s/ TIMOTHY J. BARBERICH Timothy J. Barberich Chairman and Chief Executive Officer

Date: March 31, 2003

        Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ TIMOTHY J. BARBERICH Timothy J. Barberich	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2003
/s/ DAVID P. SOUTHWELL David P. Southwell	Executive Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)	March 31, 2003
/s/ ROBERT F. SCUMACI Robert F. Scumaci	Executive Vice President, Finance and Administration and Treasurer (Principal Accounting Officer)	March 31, 2003
/s/ JAMES G. ANDRESS James G. Andress	Director	March 31, 2003
/s/ DIGBY W. BARRIOS Digby W. Barrios	Director	March 31, 2003
/s/ ROBERT J. CRESCI Robert J. Cresci	Director	March 31, 2003
/s/ KEITH MANSFORD Keith Mansford	Director	March 31, 2003
/s/ JAMES F. MRAZEK James F. Mrazek	Director	March 31, 2003
/s/ ALAN A. STEIGROD Alan A. Steigrod	Director	March 31, 2003

CERTIFICATIONS

I, Timothy J. Barberich, certify that:

  1.
  I have reviewed this annual report on Form 10-K of Sepracor Inc.;

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c)
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

  6.
  The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003	/s/ TIMOTHY J. BARBERICH Timothy J. Barberich Chairman and Chief Executive Officer

I, David P. Southwell, certify that:

  1.
  I have reviewed this annual report on Form 10-K of Sepracor Inc.;

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c)
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

  6.
  The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003	/s/ DAVID P. SOUTHWELL David P. Southwell Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT ACCOUNTANTS ON
FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Sepracor Inc.

        Our audits of the consolidated financial statements referred to in our report dated January 20, 2003, appearing in the 2002 Annual Report to Stockholders of Sepracor Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Boston, Massachusetts
January 20, 2003

S-1

SEPRACOR INC.
Schedule II
Valuation and Qualifying Accounts and Reserves
Years Ended December 31, 2002, 2001 and 2000
(in thousands)

Description	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Allowance for Doubtful Accounts (1)
Year Ended December 31, 2002	$185	$229	$22	$392
Year Ended December 31, 2001	$120	$65	$—	$185
Year Ended December 31, 2000	$92	$36	$8	$120
(1) Additions to Allowance for Doubtful Accounts are recorded as an expense.
Sales Rebates, Chargebacks & Allowances (2)
Year Ended December 31, 2002	$9,929	$16,070	$17,174	$8,825
Year Ended December 31, 2001	$5,596	$11,059	$6,726	$9,929
Year Ended December 31, 2000	$506	$6,848	$1,758	$5,596
(2) Additions to Sales Rebates, Chargebacks and Allowances are recorded as a reduction of revenue.
Sales Return Reserves (3)
Year Ended December 31, 2002	$4,842	$4,469	$3,706	$5,605
Year Ended December 31, 2001	$1,962	$4,704	$1,824	$4,842
Year Ended December 31, 2000	$987	$2,651	$1,676	$1,962
(3) Additions to Sales Return Reserves are recorded as a reduction of revenue.

S-2

Exhibit Index

Exhibit No.	Exhibit Index Description
3.1	Restated Certificate of Incorporation of the Registrant, as amended.
3.2(10)	Amended and Restated By-Laws of the Registrant.
4.1(1)	Specimen Certificate for shares of common stock, $.10 par value, of the Registrant.
4.2(7)	Global 7% Convertible Subordinated Debenture payable to Cede & Co. due 2005.
4.3(9)	Form of 5% Convertible Subordinated Debenture due 2007.
4.4(12)	Form of 5 3/4% Convertible Subordinated Note with Auto-Conversion Provision due 2006
(*)10.1(8)	The Registrant's 1991 Amended and Restated Stock Option Plan.
(*)10.2(7)	The Registrant's 1991 Director Stock Option Plan, as amended and restated.
(*)10.3(4)	The Registrant's 1996 Employee Stock Purchase Plan, as amended and restated.
(*)10.4(5)	The Registrant's 1997 Stock Option Plan.
(*)10.5(7)	The Registrant's 1998 Employee Stock Purchase Plan.
(*)10.6(8)	The Registrant's 1999 Director Stock Option Plan.
(*)10.7(10)	The Registrant's 2000 Stock Incentive Plan.
10.8(15)	The Registrant's 2002 Stock Incentive Plan, as amended.
10.9(3)	Lease as to Marlboro Industrial Park, dated December 12, 1995, between Valerie A. Colbert, Trustee of Second Marlboro Development Trust under Declaration of Trust dated September 15, 1972, and the Registrant (the "Marlboro Lease").
10.10(5)	First Amendment to Marlboro Lease, dated February 1, 1997, and Second Amendment to Marlboro Lease, dated July 1, 1997.
10.11(7)	Technology Transfer and License Agreement dated as of January 1, 1994, between the Registrant and BioSepra Inc.
10.12(7)	Technology Transfer and License Agreement dated as of January 1, 1994, between the Registrant and HemaSure Inc.
10.13(7)	Technology Transfer and License Agreement, effective January 1, 1995, between the Registrant and SepraChem Inc.
(*)10.14(2)	Letter Agreement, dated June 10, 1994, between the Registrant and David Southwell.
(*)10.15(4)	Letter Agreement, dated February 23, 1995, between the Registrant and Robert F. Scumaci.
10.16(5)†	Agreement, dated as of December 5, 1997, by and between the Registrant and Schering-Plough Ltd.
10.17(5)†	License Agreement, dated January 30, 1998, by and between the Registrant and Janssen Pharmaceutica N.V.
10.18(6)†	Norcisapride Development and License Agreement, dated as of July 20, 1998, between Janssen Pharmaceutica N.V. and the Registrant.
10.19(7)†	Exclusive License Agreement by and between Eli Lilly and Company and the Registrant dated December 4, 1998.
10.20(7)	Indenture, dated as of December 15, 1998, between the Registrant and The Chase Manhattan Bank, as trustee, relating to the 7% Convertible Subordinated Debentures due 2005.
10.21(7)	Registration Rights Agreement, dated as of December 10, 1998, by and among the Registrant, Morgan Stanley & Co. Incorporated and Salomon Smith Barney, Inc.
10.22(8)	Assignment Agreement, dated as of August 25, 1999, by and between the Registrant and Georgetown University.
10.23(8)	Registration Rights Agreement, dated as of August 25, 1999, by and between the Registrant and Georgetown University.
10.24(9)	Indenture, dated as of February 14, 2000, between the Registrant and the Chase Manhattan Bank, as trustee, relating to the 5% Convertible Subordinated Debentures due 2007.

10.25(9)	Registration Rights Agreement, dated as of February 8, 2000, by and among the Registrant and Deutsche Bank Securities Inc.
10.26(9)†	License Agreement, dated August 31, 1999, by and between the Registrant and Hoechst Marion Roussel, Inc.
10.27(9)†	EX-US License Agreement, dated August 31, 1999, by and between the Registrant and Hoechst Marion Roussel, Inc.
10.28(9)†	License and Assignment Agreement, dated September 30, 1999, by and between the Registrant and Rhone-Poulenc Rorer SA.
10.29(9)†	License Agreement, dated May 27, 1999, by and between UCB Farchim S.A. and the Registrant.
10.30(9)†	Co-Promotion Agreement, dated as of November 18, 1999, by and between Ross Products Division of Abbott Laboratories Inc. and the Registrant.
(*)10.31(9)	Summary of Plan regarding "Parachute Payments" and Section 280G Gross-Up Payments.
10.32(11)	Lease, dated as of January 30, 2001, by and between Waterford Park, LLC and the Registrant.
10.33(11)	Loan Agreement (First Lien), dated as of January 30, 2001, by and between Waterford Park, LLC and the Registrant.
10.34(11)	Leasehold Mortgage and Security Agreement, dated as of January 30, 2001, from Waterford Park, LLC to the Registrant.
10.35(11)	Note dated January 30, 2001 by Waterford Park, LLC in favor of the Registrant in the principal amount of $20,860,000.
10.36(11)	Loan Agreement (Second Lien), dated as of January 30, 2001, between Waterford Park, LLC and the Registrant.
10.37(11)	Leasehold Mortgage and Security Agreement (Second Mortgage), dated as of January 30, 2001, from Waterford Park, LLC to the Registrant.
10.38(11)	Note dated January 30, 2001, by Waterford Park, LLC in favor of the Registrant in the principal amount of $6,458,597.
10.39(12)	Indenture dated as of November 14, 2001, between the Registrant and JP Morgan Chase Bank, as trustee.
10.40(12)	Registration Right Agreement, dated as of November 14, 2001, by and between the Registrant and Robertson Stephens, Inc.
(*)10.41(13)	Letter Agreement, dated September 21, 1999, between the registrant and William James O'Shea.
10.42(13)†	Agreement between Minnesota Mining and Manufacture Company, 3M Innovative Properties Company and the Registrant dated December 20, 2001.
10.43(14)	Rights Agreement between Sepracor Inc. and EquiServe Trust Company, N.A., as Rights Agent, dated June 3, 2002.
13	Selected portions of the 2002 Annual Report to Stockholders (which shall be deemed filed only with respect to those portions specifically incorporated by reference herein).
21	Subsidiaries of the Company.
23.1	Consent of PricewaterhouseCoopers LLP.
99.1	Certificate of the Registrant's Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certificate of the Registrant's Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(*)
Management contract or compensatory plan or arrangement filed as an exhibit to this Form pursuant to Item 14(c) of Form 10-K.
(†)
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

(12)
Incorporated by reference from the Registrant's Registration Statement on Form S-3 (File No. 333-76502).

(13)
Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001.

(14)
Incorporated by reference from the Registrant's Current Report on Form 8-K filed on June 4, 2002.

(15)
Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

QuickLinks

Sepracor Inc. FORM 10-K TABLE OF CONTENTS
Cautionary Statement Regarding Forward-Looking Statements
PART I
Respiratory—Asthma
Respiratory—Chronic Obstructive Pulmonary Disease (COPD)
Respiratory—Allergies
Central Nervous System—Insomnia
Central Nervous System—Psychiatry/Neurology
Central Nervous System—Anxiety
Other—Hypertension
Urology
EXECUTIVE OFFICERS OF THE REGISTRANT
PART II
PART III
PART IV
SIGNATURES
CERTIFICATIONS
REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE
SEPRACOR INC. Schedule II Valuation and Qualifying Accounts and Reserves Years Ended December 31, 2002, 2001 and 2000 (in thousands)