Form 10-Q
period 2003-03-31
SEPRACOR INC /DE/
filed 2003-05-14
CIK 877357

Use these links to rapidly review the document
TABLE OF CONTENTS

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: March 31, 2003
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-19410

Sepracor Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	22-2536587 (IRS Employer Identification No.)
84 Waterford Drive Marlborough, Massachusetts (Address of Principal Executive Offices)	01752 (Zip Code)
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

The number of shares outstanding of the registrant's class of Common Stock as of May 2, 2003 was: 84,359,488 shares.

SEPRACOR INC.
INDEX

i

SEPRACOR INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(In Thousands)

	March 31, 2003	December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$342,949	$375,438
Restricted cash	1,500	1,500
Short-term investments	137,056	126,556
Accounts receivable, net	21,548	21,654
Inventories	7,873	7,960
Other assets	17,274	16,860

Total current assets	528,200	549,968
Long-term investments	52,834	52,940
Property and equipment, net	71,104	72,522
Investment in affiliate	4,315	4,940
Patents and intangible assets, net	26,230	27,117
Other assets	18,404	19,626

Total assets	$701,087	$727,113

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$12,305	$4,889
Accrued expenses	111,274	116,112
Notes payable and current portion of capital lease obligation and long-term debt	890	1,010
Other current liabilities	15,809	14,430

Total current liabilities	140,278	136,441
Long-term debt and capital lease obligation	819	982
Convertible subordinated debt	981,870	981,870

Total liabilities	1,122,967	1,119,293
Stockholders' equity (deficit):
Preferred stock $1.00 par value, 1,000 shares authorized, none outstanding at March 31, 2003 and December 31, 2002, respectively	—	—
Common stock, $.10 par value, 240,000 and 240,000 shares authorized; 84,329 and 84,356 shares issued and outstanding, at March 31, 2003 and December 31, 2002, respectively	8,433	8,436
Additional paid-in capital	776,742	776,704
Unearned compensation, net	(35)	(52)
Accumulated deficit	(1,223,651)	(1,193,892)
Accumulated other comprehensive income	16,631	16,624

Total stockholders' equity (deficit)	(421,880)	(392,180)

Total liabilities and stockholders' equity (deficit)	$701,087	$727,113

The accompanying notes are an integral part of the consolidated financial statements

SEPRACOR INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In Thousands, Except Per Share Amounts)

	Three Months Ended
	March 31, 2003	March 31, 2002
Revenues:
Product sales	$72,156	$46,777
Royalties and other	12,350	10,071

Total revenues	84,506	56,848
Costs and expenses:
Cost of product sold	6,949	5,681
Cost of royalties and other	256	126
Research and development	53,183	61,521
Selling, marketing and distribution	35,681	43,328
General and administrative and patent costs	5,842	6,176

Total costs and expenses	101,911	116,832

Loss from operations	(17,405)	(59,984)
Other income (expense):
Interest income	1,931	5,134
Interest expense	(13,657)	(18,215)
Debt conversion expense	—	(40,956)
Equity in investee (losses)	(625)	(612)
Other income (expense), net	(3)	(172)

Net loss	$(29,759)	$(114,805)

Basic and diluted net loss per common share	$(0.35)	$(1.45)
Shares used in computing basic and diluted net loss per common share:
Basic and diluted	84,350	79,295

The accompanying notes are an integral part of the consolidated financial statements

SEPRACOR INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	Three Months Ended
	March 31, 2003	March 31, 2002
Cash flows from operating activities:
Net loss	$(29,759)	$(114,805)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,726	4,583
Provision for bad debt		151
Equity in investee (gains) losses	625	612
Debt conversion expense		40,956
Changes in operating assets and liabilities:
Accounts receivable	106	1,763
Inventories	94	1,464
Other current assets	(416)	(3,450)
Accounts payable	7,408	(14,942)
Accrued expenses	(4,843)	6,040
Other current liabilities	1,380	(1)

Net cash used in operating activities	(20,679)	(77,629)

Cash flows from investing activities:
Purchases of short and long-term investments	(87,982)	(67,988)
Sales and maturities of short and long-term investments	77,604	96,943
Additions to property and equipment	(1,211)	(10,682)

Net cash provided by (used in) investing activities	(11,589)	18,273

Cash flows from financing activities:
Net proceeds from issuance of common stock	35	1,665
Costs associated with sale of 5% convertible subordinated debentures	—	(328)
Repayments of long-term debt and capital leases	(258)	(267)

Net cash provided by (used in) financing activities	(223)	1,070

Effect of exchange rate changes on cash and cash equivalents	2	(34)

Net increase (decrease) in cash and cash equivalents	(32,489)	(58,320)
Cash and cash equivalents at beginning of period	$375,438	$715,082

Cash and cash equivalents at end of period	$342,949	$656,762

Non cash activities:
Conversion of convertible subordinated debt to shares of common stock	—	$97,000
Interest due on convertible subordinated debt converted into shares of common stock	—	$1,694
Additions to capital leases	—	$843

The accompanying notes are an integral part of the consolidated financial statements

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.    Basis of Presentation

        The accompanying consolidated interim financial statements are unaudited and have been prepared on a basis substantially consistent with the audited financial statements. Certain information and footnote disclosures normally included in Sepracor's annual financial statements have been condensed or omitted. The year-end consolidated condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The consolidated interim financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for the interim periods ended March 31, 2003 and 2002. Certain prior amounts have been reclassified to conform with current year presentation.

        The consolidated financial statements include the accounts of Sepracor Inc. ("Sepracor" or the "Company") and its wholly-owned subsidiaries, including Sepracor Canada Limited. Sepracor also has an investment in BioSphere Medical, Inc. ("BioSphere"), which it records under the equity method. Prior to July 3, 2001, BioSphere was a majority owned consolidated subsidiary of Sepracor.

        The consolidated results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year. These consolidated interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2002, which are contained in Sepracor's Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission.

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, management evaluates its estimates, including those related to revenue recognition, accounts receivable, inventories, investments and intangible assets. Management bases these estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

2.    Recent Accounting Pronouncements

        In July 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 146 "Accounting for Costs Associated with Exit or Disposal Activities". The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company's adoption of SFAS No. 146, effective January 1, 2003, has had no material impact on the financial statements through March 31, 2003.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" which addresses financial accounting and reporting for the recording of expenses for the fair value of stock options. SFAS No. 148 provides alternative methods of transition for a voluntary change to a fair value based method of accounting for stock-based employee compensation. Additionally, SFAS No. 148 requires more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The provisions of this statement are effective for fiscal years ending after December 15, 2002. While the Company has not elected to adopt fair value accounting for its stock-based compensation, it has complied with the new disclosure requirements under SFAS No. 148 and provided interim disclosure on the effects of stock-based compensation in this report.

        Also during 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 elaborates on the existing disclosure requirements for most guarantees and clarifies that at the time a company issues a guarantee, the Company must recognize an initial liability for the fair value of the obligation it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The Company currently is not aware of any claims or losses under FIN 45 and therefore has no liabilities recorded for guarantees at March 31, 2003. Therefore, the adoption of FIN 45 has not had a material impact on the Company's financial position, results of operations or cash flows.

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB 51" ("FIN 46"). The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities" or "VIEs") and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity for which either: (a) the equity investors (if any) do not have a controlling financial interest; or (b) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. The Company is required to apply FIN 46 to all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the Company is required to apply FIN 46 on July 1, 2003. The Company does not expect FIN 46 will have a material effect on its financial statements.

3.    Basic and Diluted Net Loss Per Common Share

        Basic earnings (loss) per share ("EPS") excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based upon the weighted average number of common shares outstanding during the period plus the additional weighted average common equivalent shares during the period. Common equivalent shares are not included in the per share calculations where the effect of their inclusion would be anti-dilutive. Common equivalent shares result from the assumed conversion of preferred stock and convertible subordinated debentures and notes and the assumed exercise of outstanding stock options, the proceeds of which are then assumed to have been used to repurchase outstanding stock options using the treasury stock method.

        For the three months ended March 31, 2003 and 2002, basic and diluted net loss per common share is computed based on the weighted-average number of common shares outstanding during the period because the effect of common stock equivalents would be anti-dilutive. Certain securities were not included in the computation of diluted earnings per share for the three months ended March 31,

2003 and 2002 because they would have an anti-dilutive effect due to net losses for such periods. These securities include the following:

        Options to purchase shares of common stock:

(in thousands, except price per share data)	March 31, 2003	March 31, 2002
Number of options	12,348	12,387
Price range per share	$2.50 to $87.50	$2.50 to $125.44

        Shares of common stock for issuance upon conversion of convertible subordinated debt:

(in thousands)	March 31, 2003	March 31, 2002
7% convertible subordinated debentures due 2005	1,792	4,131
5% convertible subordinated debentures due 2007	4,763	4,763
5.75% convertible subordinated notes due 2006	7,166	7,750

	$13,721	$16,644

4.    Accounting for Stock-Based Compensation

        The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations, in accounting for its stock-based compensation plans, rather than the alternative fair value accounting method provided for under FASB SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Under APB 25, when the exercise price of options granted under these plans equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

        The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Three Months Ended March 31,
(in thousands, except per share data)
	2003	2002
Net loss attributable to common stockholders	$(29,759)	$(114,805)
Total stock-based employee compensation expense determined under fair value based method for all awards	(14,403)	(14,076)

Pro forma net loss	$(44,162)	$(128,881)
Amounts per common share:
Basic and diluted—as reported	$(0.35)	$(1.45)
Basic and diluted—pro forma	$(0.52)	$(1.63)

        The fair value of stock options and common shares issued pursuant to the Company's stock option and stock purchase plans at the date of grant were estimated using the Black-Scholes model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2003	2002
Expected life (years)	6.0	6.0
Interest rate	3.3%	4.0%
Volatility	.90	.90

5.    Inventories

        Inventories consist of the following:

(in thousands)	March 31, 2003	December 31, 2002
Raw materials	$1,273	$1,828
Work in progress	2,453	1,509
Finished goods	4,147	4,623

	$7,873	$7,960

6.    Patents and Intangible Assets

        The following schedule details the carrying value of patents and intangible assets as of March 31, 2003 and December 31, 2002:

(in thousands)	March 31, 2003	December 31, 2002
Gross patents and intangible assets	$42,050	$42,050
Accumulated amortization
Patents and intangible assets	(15,820)	(14,933)

Total patents and intangible assets	$26,230	$27,117

        Amortization expense was $2.1 million and $2.5 million, including amortization expense of $1.2 million and $1.6 million related to deferred finance costs for the three month periods ended March 31, 2003 and 2002, respectively. Deferred finance costs are classified as other assets on the balance sheet. Current estimated amortization expense, including amortization of deferred finance costs, is expected to be $6.4 million, $8.5 million, $8.5 million, $7.7 million and $3.9 million for the remainder of 2003 and for the years ended December 31, 2004, 2005, 2006 and 2007, respectively.

7.    Convertible Subordinated Debt

        Convertible subordinated debt consists of the following:

(in thousands)	March 31, 2003	December 31, 2002
7% convertible subordinated debentures due 2005	$111,870	$111,870
5% convertible subordinated debentures due 2007	440,000	440,000
5.75% convertible subordinated notes due 2006	430,000	430,000

	$981,870	$981,870

8.    Comprehensive Income (Loss)

        Total comprehensive income (loss) is comprised of net (loss), net currency translation adjustments and net unrealized gain (loss) on available-for-sale securities.

	Three Months Ended
(in thousands)	March 31, 2003	March 31, 2002
Comprehensive income (loss):
Net loss	$(29,759)	$(114,805)
Cumulative translation adjustment	(9)	(34)
Unrealized gain(loss) on available-for-sale securities	16	(4,018)

Total comprehensive income (loss)	$(29,752)	$(118,857)

9.    Investment in Affiliate-BioSphere

        BioSphere was a consolidated subsidiary of Sepracor from 1994 through July 2, 2001. Sepracor no longer consolidates the results of BioSphere and now records its investment in BioSphere under the equity method, effective July 3, 2001. At March 31, 2003, Sepracor's ownership of BioSphere was approximately 24.4% and Sepracor recorded its equity investment at approximately $4,315,000. Sepracor has recorded $625,000 as its share of BioSphere losses for the three months ended March 31, 2003.

10.    Commitments and Contingencies

        Since November 15, 2002, eight purported class action lawsuits have been filed in the United States District Court for the District of Massachusetts against Sepracor and several of its current and former officers and directors. The complaints were filed allegedly on behalf of persons who purchased Sepracor's common stock and/or debt securities during different time periods, beginning on various dates, the earliest of which is May 17, 1999, and all ending on March 6, 2002. The complaints are similar and allege violations of the Securities Exchange Act of 1934 and the rules and regulations promulgated thereunder by the Securities and Exchange Commission. Primarily the complaints allege that the defendants disseminated to the investing public false and misleading statements relating to the testing, safety and likelihood of approval of SOLTARA, the Company's nonsedating antihistamine drug candidate. On April 11, 2003, two consolidated amended complaints were filed, one on behalf of the purchasers of Sepracor's common stock, the other on behalf of the purchasers of Sepracor's debt securities. The consolidated amended complaints reiterate the allegations contained in the previously filed complaints and define the alleged class periods as May 17, 1999 through March 6, 2002. Sepracor intends to file a motion to dismiss both consolidated amended complaints.

        The Company enters into standard indemnification agreements in its ordinary course of business under which it indemnifies and holds harmless certain customers (drug wholesalers) against claims, liabilities, and losses brought by a third party to the extent that the claims arise out of (a) injury or death to person or property caused by defect in our product, (b) negligence in the manufacture or distribution of the product or (c) a material breach by Sepracor. The Company currently is not aware of any claims or losses related to these agreements and therefore has no liabilities recorded for these guarantees at March 31, 2003. If claims or losses were incurred, the Company has insurance policies covering product liabilities, which would mitigate any such losses.

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

        This Quarterly Report on Form 10-Q contains, in addition to historical information, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties and are not guarantees of future performance. Sepracor's actual results could differ significantly from the results discussed in such forward-looking statements. See "Factors Affecting Future Operating Results" below.

OVERVIEW

        Sepracor is a research-based pharmaceutical company dedicated to treating and preventing human disease through the discovery, development and commercialization of innovative pharmaceutical compounds. Sepracor's drug development program has yielded an extensive portfolio of pharmaceutical compounds that are focused on the treatment of respiratory, urology and central nervous system disorders. Sepracor's corporate headquarters are located in Marlborough, Massachusetts.

        The consolidated financial statements include the accounts of Sepracor Inc. ("Sepracor" or the "Company") and its wholly- owned subsidiaries, including Sepracor Canada Limited. Sepracor also has an investment in BioSphere Medical, Inc. ("BioSphere"), which it records under the equity method. Prior to July 3, 2001, BioSphere was a majority-owned consolidated subsidiary of Sepracor.

        On January 31, 2003, Sepracor submitted a New Drug Application (an "NDA") to the United States Food and Drug Administration (the "FDA") seeking clearance to market ESTORRA brand eszopiclone 2mg and 3mg tablets for the treatment of transient and chronic insomnia. On April 2, 2003, Sepracor announced that the FDA accepted for filing the NDA for ESTORRA. If the FDA approves the NDA for ESTORRA, Sepracor expects to expand its primary care sales force to market ESTORRA to primary care physicians and psychiatrists, the principal prescribers of sleep medications. On April 17, 2003, Sepracor announced that it had been notified by the FDA that the Prescription Drug User Fee Act for ESTORRA is November 30, 2003. This is the expected date by which the FDA will have completed its review and will act by making a decision on a drug application.

        In June 2002, Sepracor initiated a stock option exchange program for its employees, excluding members of the board of directors and officers, and filed a Schedule TO-I relating to such stock option exchange program with the Securities and Exchange Commission. Under the terms of this program, Sepracor agreed to grant to eligible employees six months and one day after Sepracor's acceptance of surrendered stock options a stock option to purchase one share of Sepracor common stock for every one share for which a surrendered stock option was exercisable. On July 17, 2002, Sepracor accepted for exchange stock options, held by certain employees of the Company, to purchase an aggregate of 4,268,542 shares of Sepracor common stock. On January 21, 2003, Sepracor issued new stock options to purchase an aggregate of 4,066,940 shares of common stock at an exercise price of $12.93, which was the closing price of Sepracor's common stock on January 21, 2003.

Critical Accounting Policies

        The Company identified critical accounting policies in its Annual Report on Form 10-K for the year ended December 31, 2002. These critical accounting policies relate to revenue recognition, royalty revenue recognition, rebate and return reserves, patents, intangibles and other assets, accounts receivable and bad debt, induced conversion of debt and inventory write-downs. These policies require the Company to make estimates in the preparation of its financial statements as of a given date. Because of the uncertainty inherent in these matters, actual results could differ from the estimates used in applying the critical accounting policies. Within the context of these critical accounting policies, the Company is not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported. Additionally, no changes to these critical policies have taken place in the three-month period ended March 31, 2003.

Three Month Periods ended March 31, 2003 and 2002

        Product revenues were $72,156,000 and $46,777,000 for the three months ended March 31, 2003 and 2002, respectively, an increase of approximately 54%. The increase for the three-month period ended March 31, 2003 as compared with the same period in 2002 is due primarily to an increase in unit volume sales of XOPENEX of approximately 47%. Additionally the net selling price per unit increased by approximately 6% as a result of two gross unit price increases, aggregating approximately 14%, offset by increased sales rebates and allowances which are accounted for as a reduction to product sales. The increase in XOPENEX unit volume is due to market share increases which can be attributed to increased demand for XOPENEX as a result of the release of positive Phase IV clinical data to the medical community, positive experiences reported by patients and physicians, targeted marketing to high volume prescribers and an increased number of sales representatives.

        Royalties and other revenues were $12,350,000 and $10,071,000 for the three months ended March 31, 2003 and 2002, respectively, an increase of approximately 23%. The increase for the three months ended March 31, 2003 as compared with the same period in 2002 is due primarily to increased royalties earned on sales of CLARINEX under an agreement with Schering-Plough Corporation. The increase in royalties resulted from an increase in the volume of sales of CLARINEX which was launched in January 2002. The increase in royalties and other revenues is due to a lesser extent to increased royalties earned, particularly in Japan, under a royalty agreement with Aventis. Under this agreement, Sepracor receives royalties on U.S. and non-U.S. sales of ALLEGRA® in countries where Sepracor holds issued patents.

        Cost of product sold, as a percentage of product sales, was approximately 10% and 12% for the three months ended March 31, 2003 and 2002, respectively. The decrease for the three months ended March 31, 2003 as compared with the same period in 2002 was primarily due to lower manufacturing costs in relation to the number of units produced and also due to a higher average selling price per unit of XOPENEX.

        Research and development expenses were $53,183,000 and $61,521,000 for the three months ended March 31, 2003 and 2002, respectively, a decrease of approximately 14%. The decrease for the three months ended March 31, 2003 as compared with the same period in 2002 is partially due to a decrease in spending on ESTORRA brand eszopiclone for which an NDA was submitted in January 2003 and also due to decreases in spending on programs for (S)-oxybutynin and SOLTARA brand tecastemizole. The decrease in spending in these programs was partially offset by increases in spending on the XOPENEX metered-dose inhaler (MDI) and (R,R)-formoterol programs.

        Drug development and approval in the United States is a multi-step process regulated by the FDA. The process begins with the filing of an Investigational New Drug Application ("IND"), which, if successful, allows opportunity for clinical study of the potential new drug. Clinical development typically involves three phases of study: Phase I, II and III. The most significant costs in clinical development are in the Phase III clinical trials as they tend to be the longest and largest studies in the drug development process. Following successful completion of Phase III clinical trials, an NDA must be submitted to, and accepted by, the FDA, and the FDA must approve the NDA, prior to commercialization of the drug. As further discussed below, Sepracor currently has three product candidates in Phase III, one NDA submitted in January 2003 and currently under FDA review and one NDA recently reviewed by the FDA and subject to a "not approvable" letter. The successful development of the Company's product candidates is highly uncertain. An estimation of product completion dates and completion costs can vary significantly for each product candidate and are difficult to predict. The lengthy process of seeking FDA approvals, and the subsequent compliance with applicable statutes and regulations, require the expenditure of substantial resources. Any failure by the Company to obtain, or delay in obtaining, regulatory approvals could materially adversely affect the Company's business. The Company cannot assure you that any approval required by the FDA will be obtained on a timely basis, if at all.

        For additional discussion of the risks and uncertainties associated with completing development of potential product candidates, see "Factors Affecting Future Operating Results".

        Below is a summary of Sepracor's product candidates and the related stages of development for each product candidate in clinical development. The "Estimate of Completion of Phase" column contains forward-looking statements regarding timing of completion of product development phases. Completion of product development, if successful, culminates with the submission of an NDA to the FDA. The actual timing of completion of phases could differ materially from the estimates provided in the table. The table is sorted by highest to lowest spending amounts for the three months ended March 31, 2003, and the five product candidates listed accounted for approximately 81% of the Company's direct project research and development spending during this period.

Product Candidate	Indication	Phase of Development	Estimate of Completion of Phase
XOPENEX MDI	Respiratory—Asthma	Phase III	2003
(R,R)-Formoterol	Respiratory—COPD	Phase III	2004
SOLTARA (tecastemizole)	Respiratory—Allergies	NDA	2004	*
(S)-Oxybutynin	Urology—Incontinence	Phase III	2005
ESTORRA (eszopiclone)	Insomnia	NDA	2003	**

*
SOLTARA received a "not-approvable" letter from the FDA in March 2002. The Company is currently conducting additional clinical tests and if successful may be in a position to amend the SOLTARA NDA. The Company does not expect the SOLTARA NDA to receive FDA approval, if at all, before 2005.

**
ESTORRA NDA was submitted to the FDA in January 2003 and accepted by the FDA for filing in April 2003.

        Selling, marketing and distribution expenses were $35,681,000 and $43,328,000 for the three months ended March 31, 2003 and 2002, respectively, a decrease of approximately 18%. The decrease for the three months ended March 31, 2003 as compared with the same period in 2002 is primarily due to significant decreases in recruiting costs in 2003. In the first quarter of 2002, Sepracor's direct sales force was expanded by approximately 225 people resulting in significant recruiting costs. Marketing, advertising and promotional costs also decreased materially in the three months ended March 31, 2003 as compared to the same period in 2002. The costs in the 2002 period related to XOPENEX and also to the anticipated launch and commercialization of SOLTARA, for which the Company received a "not approvable" letter from the FDA in March 2002.

        Interest income was $1,931,000 for the three months ended March 31, 2003 as compared to $5,134,000 for the three months ended March 31, 2002. The decrease for the three months ended March 31, 2003 as compared to March 31, 2002, is due primarily to lower average cash and short and long-term investment balances available for investment and a slight decrease in the interest earned on investments in 2003.

        Interest expense was $13,657,000 for the three months ended March 31, 2003 as compared to $18,215,000 for the three months ended March 31, 2002. The decrease for the three months ended March 31, 2003 is due to lower outstanding average balances on all convertible debentures, particularly on the 7% debentures due 2005. The average outstanding balance on the 7% debentures in the first quarter of 2003 was $111,870,000 as compared to the average outstanding balance in the first quarter of 2002 of approximately $299,000,000. This decrease in the outstanding balance on the 7% debentures comprises approximately $3,300,000 of the decrease in interest expense for the three months ended March 31, 2003 as compared to the same period in 2002.

        Debt conversion expense was $0 for the three months ended March 31, 2003 as compared to $40,956,000 for the three months ended March 31, 2002. During March 2002, Sepracor exchanged approximately $97,000,000 of its convertible subordinated debt in privately negotiated transactions, for approximately 3,541,000 shares of its common stock. The debt conversion expense represents the inducement costs of the fair market value of the 2,068,977 shares of Sepracor common stock issued as a conversion inducement to the holders.

        Equity in investee (losses) were ($625,000) and ($612,000) for the three months ended March 31, 2003 and 2002, respectively. The loss for the three-month period ended March 31, 2003 and March 31, 2002, represents the Company's portion of BioSphere losses.

Recent Accounting Pronouncements

        In July 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 146 "Accounting for Costs Associated with Exit or Disposal Activities". The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company's adoption of SFAS No. 146 effective January 1, 2003, has had no material impact on the financial statements through March 31, 2003.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" which addresses financial accounting and reporting for the recording of expenses for the fair value of stock options. SFAS No. 148 provides alternative methods of transition for a voluntary change to a fair value based method of accounting for stock-based employee compensation. Additionally, SFAS No. 148 requires more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The provisions of this statement are effective for fiscal years ending after December 15, 2002. While the Company has not elected to adopt fair value accounting for its stock-based compensation, it has complied with the new disclosure requirements under SFAS No. 148 and provided interim disclosure on the effects of stock-based compensation in this report.

        Also during 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 elaborates on the existing disclosure requirements for most guarantees, and clarifies that at the time a company issues a guarantee, the Company must recognize an initial liability for the fair value of the obligation it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The Company currently is not aware of any claims or losses under FIN 45 and therefore has no liabilities recorded for guarantees at March 31, 2003. Therefore, the adoption of FIN 45 has not had a material impact on the Company's financial position, results of operations or cash flows.

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB 51" ("FIN 46"). The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities" or "VIEs") and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity for which either: (a) the equity investors (if any) do not have a controlling financial interest; or (b) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. The Company is required to apply FIN 46 to all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the Company is required to apply FIN 46 on July 1, 2003. The Company does not expect FIN 46 will have a material effect on its financial statements.

Liquidity and Capital Resources

        Cash, cash equivalents and short and long-term investments totaled $534,339,000 at March 31, 2003, compared to $556,434,000 at December 31, 2002.

        The net cash used in operating activities for the three months ended March 31, 2003 was $20,679,000. The net cash used in operating activities includes a net loss of $29,759,000 adjusted by non-cash charges of $5,351,000. Accounts payable increased by $7,408,000 due to the timing of cash disbursements and accrued expenses decreased by $4,843,000 primarily due to lower research and development costs. Other current liabilities increased by $1,380,000 primarily due to additional accruals for product revenue rebates and return reserves as a result of increased XOPENEX revenues.

        The net cash used in investing activities for the three months ended March 31, 2003 was $11,589,000. Cash was used in net sales and maturities of short and long-term investments of $10,378,000. The Company also made purchases of property and equipment of $1,211,000.

        The net cash used in financing activities for the three months ended March 31, 2003 was $223,000. Repayments of capital lease obligations and long-term debt were $258,000, offset by proceeds from the issuance of Sepracor common stock of $35,000.

        The Company currently generates cash from the sale of XOPENEX and from royalties on sales generated by the Company's license agreements, primarily the agreements related to ALLEGRA and CLARINEX. The Company believes its existing cash and the anticipated cash flow from its current strategic alliances and operations will be sufficient to support existing operations at least through 2004. Sepracor's actual future cash requirements, however, will depend on many factors, including the progress of its preclinical, clinical, and research programs, the number and breadth of these programs, achievement of milestones under these strategic alliance arrangements, sales of its products, acquisitions, its ability to establish and maintain additional strategic alliances and licensing arrangements, and the progress of the Company's development efforts and the development efforts of its strategic partners. Based on its current operating plan, the Company believes that it will not be required to raise additional capital to fund the repayment of its outstanding convertible debt when due. However, if the Company is not able to commercialize its current late-stage products, including both ESTORRA and XOPENEX MDI, or if such products do not achieve expected sales levels, Sepracor may be required to raise additional funds in order to repay its outstanding convertible debt and there can be no assurance that, if required, Sepracor would be able to raise such funds on favorable terms, if at all.

        Sepracor does not have any off-balance sheet financing arrangements, nor does the Company have any transactions, arrangements or other relationships with any variable interest entities.

        The Company's contractual obligations disclosure in its Annual Report on Form 10-K for the year ended December 31, 2002 has not materially changed since that report was filed.

Factors Affecting Future Operating Results

        Certain of the information contained in this Report consists of forward-looking statements, including information with respect to the expected timing of completion of phases of development of the Company's drugs under development, the safety, efficacy and potential benefits of the Company's drugs under development, the timing and success of regulatory filings and approvals and the scope and duration of patent protection with respect to these products and information with respect to the other plans and strategies for the Company's business and the business of the subsidiaries and certain affiliates of the Company. The forward-looking statements contained in this Report represent our expectations as of the date of this Report. Subsequent events will cause our expectations to change. However, while we may elect to update these forward-looking statements, we specifically disclaim any intention or obligation to do so. Important factors that could cause actual results to differ materially from the forward-looking statements include the following:

We have never been profitable and we may not be able to generate revenues sufficient to achieve profitability.

        We have not been profitable since inception, and it is possible that we will not achieve profitability. We incurred net losses on a consolidated basis of approximately $29.8 million for the three months ended March 31, 2003 and $276.5 million for the year ended December 31, 2002. We expect to continue to incur significant operating and capital expenditures. As a result, we will need to generate significant revenues to achieve and maintain profitability. We cannot assure you that we will achieve significant revenues or that we will ever achieve profitability. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. If revenues grow more slowly than we anticipate or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial conditions will be materially and adversely affected.

If we or our development partners fail to successfully develop our principal product candidates, we will be unable to commercialize the product candidates and our ability to become profitable will be adversely affected.

        Our ability to generate profitability will depend in large part on successful development and commercialization of our principal products under development. Failure to successfully commercialize our products and products under development may have a material adverse effect on our business. Before we commercialize any product candidate, we will need to successfully develop the product candidates by completing successful clinical trials, submit an NDA for the product candidate that is accepted by the FDA and receive FDA approval to market the candidate. If we fail to successfully develop a product candidate and/or the FDA delays or denies approval of any NDA that we submit in the future, then commercialization of our products under development may be delayed or terminated, which could have a material adverse effect on our business.

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

        The FDA is currently reviewing our NDA for ESTORRA brand eszopiclone. We cannot be certain that this NDA will be approved by the FDA. In March 2002, the FDA issued a "not-approvable" letter for our NDA for SOLTARA brand tecastemizole 15 mg and 30 mg capsules. If we successfully complete additional preclinical and clinical studies, we may submit an amended NDA for SOLTARA to the FDA. There can be no assurance that any amended NDA for SOLTARA would be approved or the timing of any such approval.

        We have entered into a collaboration agreement with 3M Drug Delivery Systems Division for the scale-up and manufacturing of XOPENEX HFA MDI and we may enter into additional development collaboration agreements in the future. Under our agreement with 3M, 3M is responsible for manufacturing a MDI formulation of XOPENEX. Sepracor is responsible for conducting clinical trials using the 3M manufactured formulation. If the trials are successful, Sepracor would be responsible for submitting an NDA to the FDA for XOPENEX HFA MDI. If 3M is unable to manufacture a XOPENEX HFA MDI formulation, or our clinical trials are unsuccessful, we may be unable to proceed with the development of XOPENEX HFA MDI. If 3M, or any future development or commercialization collaborator, does not devote sufficient time and resources to its collaboration arrangement with us, breaches or terminates its agreement with us, fails to perform its obligation to us in a timely manner or is unsuccessful in its development and/or commercialization efforts, we may not realize the potential commercial benefits of the arrangement and our results of operations may be adversely affected. In addition, if regulatory approval of XOPENEX HFA MDI or any other product candidate under development by or in collaboration with a partner is delayed or limited, we may not realize or may be delayed in realizing the potential commercial benefits of the arrangement.

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

        In May 2001, an advisory panel to the FDA recommended that the FDA allow certain popular allergy medications to be sold without a prescription. In November 2002, the FDA approved the sale of CLARITIN, an allergy medication, without a prescription. In the future, the FDA may also allow the sale of other allergy medications without a prescription. The sale of CLARITIN and/or, if allowed, the sale of other allergy medications without a prescription, may adversely affect our business because the market for prescription drugs, including SOLTARA brand tecastemizole, if approved, may be adversely affected.

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

  •
  be successfully marketed.

Sales of XOPENEX represent a majority of our revenues; if sales of XOPENEX do not continue to increase, we may not have sufficient revenues to achieve our business plan and our business will not be successful.

        All of our revenues from product sales for the three months ended March 31, 2003 and the year ended December 31, 2002 and substantially all of our product revenues for the years ended December 31, 2001 and December 31, 2000, resulted from sales of XOPENEX. In March 2002, the FDA issued a "not approvable" letter for SOLTARA. Accordingly, we expect that sales of XOPENEX will represent all of our product sales and a majority of our total revenues through at least the end of 2003. If sales of XOPENEX do not continue to increase, we may not have sufficient revenues to achieve our business plan and our business will not be successful.

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

        We have filed patent applications covering composition of, methods of making and methods of using, single-isomer or active-metabolite forms of various compounds for specific applications. Our revenues under collaboration agreements with pharmaceutical companies depend in part on the existence and scope of issued patents. We may not be issued patents based on patent applications already filed or that we file in the future and if patents are issued, they may be insufficient in scope to cover the products licensed under these collaboration agreements. Furthermore, the patent position of companies in the pharmaceutical industry generally involves complex legal and factual questions, and recently has been the subject of much litigation. Legal standards relating to the scope and validity of patent claims are evolving. Any patents we have obtained, or obtain in the future, may be challenged, invalidated or circumvented. Moreover, the United States Patent and Trademark Office, which we refer to as the PTO, may commence interference proceedings involving our patents or patent applications. Any challenge to, or invalidation or circumvention of, our patents or patent applications would be costly, would require significant time and attention of our management and could have a material adverse effect on our business.

        We have five issued United States patents covering the approved therapeutic use of XOPENEX, expiring between January 2010 and August 2012. We have one other issued United States patent covering the marketed formulation of XOPENEX, expiring in March 2021. Each of these patents is listed in the FDA's publications entitled "Approved Drug Products with Therapeutic Equivalence Evaluations", commonly referred to as the "Orange Book". Should a generic drug company submit an Abbreviated New Drug Application, or ANDA, to the FDA seeking approval of a generic version of

XOPENEX, we would expect to enforce these patents against the generic drug company. However, the resulting patent litigation would involve complex legal and factual questions, and we may not be able to exclude a generic company, for the full term of our patents, from marketing a generic version of XOPENEX. Introduction of a generic copy of XOPENEX before the expiration of our patents could have a material adverse effect on our business.

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

        In January 2003, we submitted an NDA to the FDA for ESTORRA brand eszopiclone and, in April 2003, the FDA notified us that it had accepted the NDA for filing. The FDA is currently reviewing our ESTORRA NDA. Prior to submission to the FDA of our NDA for ESTORRA, the FDA raised issues regarding completeness of the NDA. In response to these issues, prior to submitting the NDA, we completed additional preclinical studies to support our use of Rhone-Poulenc Rorer's preclinical data package. However, we cannot assure you that we adequately responded to the FDA's concerns or that the eszopiclone NDA will be approved. If the FDA delays or denies approval of our NDA for ESTORRA, or delays or denies acceptance or approval of any other NDA that we file in the future, then successful commercialization of our products under development may be delayed or terminated, which could have a material adverse effect on our business.

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

        In April 2001, Janssen announced that it had suspended clinical trials of ticalopride for the treatment of GERD, which it had been developing under the Janssen Agreement. Janssen may not plan to resume development of ticalopride, in which case Sepracor will not receive royalties under the Janssen Agreement.

        In May 2001, an advisory panel to the FDA recommended that the FDA allow certain popular allergy medications to be sold without a prescription. In November 2002, the FDA approved the sale of CLARITIN, an allergy medication, without a prescription. The FDA may also allow the sale of other allergy medications without a prescription in the future. The sale of CLARITIN and/or, if allowed, the sale of other allergy medications without a prescription, may adversely affect our business because our royalty revenues, including royalties from sales of ALLEGRA and CLARINEX, may be reduced.

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

        We currently have limited marketing and sales experience. If we successfully develop and obtain regulatory approval for the products we are currently developing, we may license some of them to large pharmaceutical companies and market and sell through our direct sales forces or through other arrangements, including co-promotion arrangements. We have established a direct sales force to market XOPENEX. We also expect to use a direct sales force to market ESTORRA and SOLTARA, if either is approved by the FDA. As we begin to enter into co-promotion arrangements or market and sell additional products directly, we will need to significantly expand our sales force. We have incurred significant expense in expanding our direct sales force and expect to incur additional expense as we further expand. With respect to products under development, we expect to incur significant costs in developing a sales force before the products have been approved for marketing.

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

        Cardinal Health, Inc. (formerly known as Automatic Liquid Packaging, Inc.) is currently the sole finished goods manufacturer of our product, XOPENEX. If Cardinal Health experiences delays or difficulties in producing, packaging or delivering XOPENEX, we could be unable to meet our customers' demands for XOPENEX, which could lead to customer dissatisfaction and damage to our reputation. Furthermore, if we are required to change manufacturers, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. The delays associated with the verification of a new manufacturer could negatively affect our ability to produce XOPENEX in a timely manner or within budget.

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

We have significant long-term debt and we may not be able to make interest or principal payments when due. Our exchanges of debt into shares of common stock would result in additional dilution.

        As of March 31, 2003, our total long-term debt was approximately $982.7 million and our stockholders' equity (deficit) was ($421.9) million. None of the 7% convertible subordinated debentures due 2005, the 5% convertible subordinated debentures due 2007, or the 5.75% notes due 2006 restricts our ability or our subsidiaries ability to incur additional indebtedness, including debt that ranks senior to the 7% debentures, the 5% debentures, and the 5.75% notes. Additional indebtedness that we incur may rank senior to or on parity with these debentures and notes in certain circumstances. Our ability to satisfy our obligations will depend upon our future performance, which is subject to many factors, including factors beyond our control. The conversion price for the 7% debentures is $62.4375, the conversion price for the 5% debentures is $92.38 and the conversion price for the 5.75% notes is $60.00. The current market price for shares of our common stock is significantly below the conversion price of our convertible subordinated debt. If the market price for our common stock does not exceed the conversion price, the holders of the debentures and notes may not convert their securities into common stock.

        Historically, we have had negative cash flow from operations. For the three months ended March 31, 2003, net cash used in operating activities was approximately $20.7 million. The annual debt service on our debentures and notes, assuming no additional securities are converted or redeemed, is approximately $54.6 million. Unless we are able to generate sufficient operating cash flow to service the debentures and notes, we will be required to raise additional funds or default on our obligations under the debentures and notes. Based on our current operating plan, we believe that we will not be required to raise additional capital to fund the repayment of our outstanding convertible debt when due. However, if we are not able to commercialize our current late-stage product candidates, or if such product candidates, if approved, do not achieve expected sales levels, we may be required to raise additional funds in order to repay our outstanding convertible debt and there can be no assurance that, if required, we would be able to raise such funds on favorable terms, if at all.

        Our 7% debentures, 5% debentures and 5.75% notes are currently trading at discounts to their respective face amounts. Accordingly, in order to reduce future cash interest payments, as well as future payments due at maturity, we may, from time to time, depending on market conditions, repurchase additional outstanding convertible debt for cash; exchange debt for shares of Sepracor common stock, warrants, preferred stock, debt or other consideration; or a combination of any of the foregoing. If we exchange shares of our capital stock, or securities convertible into or exercisable for our capital stock, for outstanding convertible debt, the number of shares that we might issue as a result of such exchanges would significantly exceed the number of shares originally issuable upon conversion of such debt and, accordingly, such exchanges would result in material dilution to holders of our common stock. We cannot assure you that we will repurchase or exchange any additional outstanding convertible debt.

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

        In the asthma market, XOPENEX faces competition from generic albuterol. Albuterol has existed for many years, is well established and sells at prices substantially less than XOPENEX. To continue to be successful in the marketing of XOPENEX, we must continue to demonstrate that the efficacy and safety features of the drug outweigh its higher cost. In the sleep disorder market, if ESTORRA brand eszopiclone is approved, we will face intense competition from established products, such as AMBIEN® and SONATA®. There are also other potentially competitive therapies that are in late-stage clinical development for the treatment of insomnia. In the antihistamine market, if

SOLTARA brand tecastemizole is approved, we will face intense competition from established products such as CLARINEX, ALLEGRA and ZYRTEC®. These products are established and currently dominate the market share for prescription antihistamines.

Several class action lawsuits have been filed against us which may result in litigation that is costly to defend and the outcome of which is uncertain and may harm our business.

        We and several of our current and former officers and a current director are named as defendants in several purported class action complaints which have been filed allegedly on behalf of certain persons who purchased our common stock and/or debt securities during different time periods, beginning on various dates, the earliest being May 17, 1999, and all ending on March 6, 2002. These complaints allege violations of the Securities Exchange Act of 1934 and the rules and regulations promulgated thereunder by the Securities and Exchange Commission. Primarily they allege that the defendants made certain materially false and misleading statements relating to the testing, safety and likelihood of approval of SOLTARA. On April 11, 2003, two consolidated amended complaints were filed, one on behalf of the purchasers of our common stock and the other on behalf the purchasers of our debt securities. These consolidated amended complaints reiterate the allegations contained in the previously filed complaints and define the alleged class periods as May 17, 1999 through March 6, 2002. Sepracor intends to file a motion to dismiss both consolidated amended complaints.

        We can provide no assurance as to the outcome of these lawsuits. Any conclusion of these matters in a manner adverse to us would have a material adverse affect on our financial position and results of operations. In addition, the costs to us of defending any litigation or other proceeding, even if resolved in our favor, could be substantial. Such litigation could also substantially divert the attention of our management and our resources in general. Uncertainties resulting from the initiation and continuation of any litigation or other proceedings could harm our ability to compete in the marketplace.

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

Provisions of our charter documents, rights plan and Delaware law may have anti-takeover effects that could prevent a change in control even if the change in control would be beneficial to our stockholders.

        Provisions of our restated certificate of incorporation, bylaws, and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. In addition, in June 2002, our board of directors adopted a shareholder rights plan, the provision of which could make it more difficult for a potential acquirer of Sepracor to consummate an acquisition transaction.

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

        Under the continued listing requirement standard previously utilized by Sepracor, we were required to have minimum net tangible assets of $4.0 million and a minimum bid price of $1.00 for our common stock. Under the new continued listing requirements, the minimum net tangible asset requirement was replaced with a minimum stockholders' equity requirement of $10.0 million and, if a company does not have $10.0 million of stockholders' equity, it is required, among other things, to maintain a minimum bid price of $3.00. At March 31, 2003, we had a stockholders' deficit and, therefore, to continue trading on the NASDAQ National Market we will be required to maintain a minimum bid price of $3.00 for our common stock. If the minimum bid price for our common stock is below $3.00 for 30 consecutive trading days, we would have 90 calendar days to regain compliance. If we fail to comply with this or the other applicable continued listing requirements that became effective on November 1, 2002, our common stock may be delisted from the NASDAQ National Market.

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

ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

        The Company is exposed to market risk from changes in interest rates and equity prices, which could affect its future results of operations and financial condition. These risks are described in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. As of May 14, 2003, there have been no material changes to the market risks described in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. Additionally, the Company does not anticipate any near-term changes in the nature of its market risk exposures or in management's objectives and strategies with respect to managing such exposures.

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

PART II
OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        The Securities and Exchange Commission is conducting an investigation into trading in the securities of Sepracor, including trading by officers and employees during the period from January 1, 1998 through December 31, 2001.

        Since November 15, 2002, eight purported class action lawsuits have been filed in the United States District Court for the District of Massachusetts against Sepracor and several of its current and former officers and directors. The complaints were filed allegedly on behalf of persons who purchased Sepracor's common stock and/or debt securities during different time periods, beginning on various dates, the earliest of which is May 17, 1999, and all ending on March 6, 2002. The complaints are similar and allege violations of the Securities Exchange Act of 1934 and the rules and regulations promulgated thereunder by the Securities and Exchange Commission. Primarily the complaints allege that the defendants disseminated to the investing public false and misleading statements relating to the testing, safety and likelihood of approval of SOLTARA, the Company's nonsedating antihistamine drug candidate. On April 11, 2003, two consolidated amended complaints were filed, one on behalf of the purchasers of Sepracor's common stock, the other on behalf of the purchasers of Sepracor's debt securities. The consolidated amended complaints reiterate the allegations contained in the previously filed complaints and define the alleged class periods as May 17, 1999 through March 6, 2002. Sepracor intends to file a motion to dismiss both consolidated amended complaints.

ITEMS 2-5.    NONE

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

a.)	Exhibits
	10.1	Letter Agreement between the Registrant and Mark H.N. Corrigan, M.D. dated March 11, 2003
	99.1	Certificate of Sepracor's Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	99.2	Certificate of Sepracor's Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
b.)	The following report on Form 8-K was filed by the Company during the quarter ended March 31, 2003:
1.
Current Report on Form 8-K filed with the Securities and Exchange Commission on January 24, 2003 reporting that the Company had issued, as part of its stock option exchange program initiated on June 17, 2002, new stock options to purchase an aggregate of 4,066,240 shares of Sepracor common stock at an exercise price of $12.93, which was the closing price of Sepracor's common stock on January 21, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEPRACOR INC.
Date: May 14, 2003	By:	/s/ TIMOTHY J. BARBERICH Timothy J. Barberich Chairman and Chief Executive Officer (Principal Executive Officer)
Date: May 14, 2003	By:	/s/ ROBERT F. SCUMACI Robert F. Scumaci Executive Vice President, Finance and Administration, and Treasurer (Principal Accounting Officer)

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

Date: May 14, 2003
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

Date: May 14, 2003
/s/ DAVID P. SOUTHWELL David P. Southwell Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit No.	Description
10.1	Letter Agreement between the Registrant and Mark H.N. Corrigan, M.D. dated March 11, 2003
99.1	Certificate of Sepracor's Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certificate of Sepracor's Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002