Form 10-Q
period 2003-06-30
SEPRACOR INC /DE/
filed 2003-08-12
CIK 877357

Use these links to rapidly review the document
TABLE OF CONTENTS

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: June 30, 2003
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

Common Stock, $.10 par value
(Title of class)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

        The number of shares outstanding of the registrant's class of Common Stock as of August 1, 2003 was: 84,711,138 shares.

SEPRACOR INC.
INDEX

i

SEPRACOR INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In Thousands)

	June 30, 2003	December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$310,389	$375,438
Restricted cash	1,500	1,500
Short-term investments	79,924	126,556
Accounts receivable, net	28,049	21,654
Inventories	6,219	7,960
Other assets	17,668	16,860

Total current assets	443,749	549,968
Long-term investments	108,173	52,940
Property and equipment, net	69,605	72,522
Investment in affiliate	4,098	4,940
Patents and intangible assets, net	25,432	27,117
Other assets	17,182	19,626

Total assets	$668,239	$727,113

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$4,444	$4,889
Accrued expenses	106,974	116,112
Notes payable and current portion of capital lease obligation and long-term debt	664	1,010
Current portion of convertible subordinated debt	111,870	—
Other current liabilities	18,878	14,430

Total current liabilities	242,830	136,441
Long-term debt and capital lease obligation	773	982
Convertible subordinated debt	870,000	981,870
Other liabilities	656	—

Total liabilities	1,114,259	1,119,293
Stockholders' equity (deficit):
Preferred stock $1.00 par value, 1,000 shares authorized, none outstanding at June 30, 2003 and December 31, 2002, respectively	—	—
Common stock, $.10 par value, 240,000 and 240,000 shares authorized; 84,651 and 84,356 shares issued and outstanding, at June 30, 2003 and December 31, 2002, respectively	8,465	8,436
Additional paid-in capital	779,715	776,704
Unearned compensation, net	(18)	(52)
Accumulated deficit	(1,257,442)	(1,193,892)
Accumulated other comprehensive income	23,260	16,624
Total stockholders' equity (deficit)	(446,020)	(392,180)

Total liabilities and stockholders' equity (deficit)	$668,239	$727,113

The accompanying notes are an integral part of the consolidated financial statements

SEPRACOR INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In Thousands, Except Per Share Amounts)

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Revenues:
Product sales	$61,350	$35,350	$133,506	$82,127
Royalties and other	15,105	12,786	27,455	22,857

Total revenues	76,455	48,136	160,961	104,984
Costs and expenses:
Cost of product sold	6,964	4,524	13,913	10,205
Cost of royalties and other	444	144	700	270
Research and development	48,255	60,915	101,438	122,436
Selling, marketing and distribution	36,817	35,190	72,498	78,518
General and administrative and patent costs	5,763	5,502	11,605	11,678

Total costs and expenses	98,243	106,275	200,154	223,107
Loss from operations	(21,788)	(58,139)	(39,193)	(118,123)
Other income (expense):
Interest income	1,874	3,788	3,805	8,922
Interest expense	(13,654)	(16,131)	(27,311)	(34,346)
Debt conversion expense	—	(22,302)	—	(63,258)
Equity in investee (losses)	(217)	(585)	(842)	(1,197)
Other income (expense), net	(6)	(451)	(9)	(623)

Net loss	$(33,791)	$(93,820)	$(63,550)	$(208,625)

Basic and diluted net loss per common share	$(0.40)	$(1.12)	$(0.75)	$(2.56)

Shares used in computing basic and diluted net loss per common share:
Basic and diluted	84,469	83,962	84,409	81,628

The accompanying notes are an integral part of the consolidated financial statements

SEPRACOR INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	Six Months Ended
	June 30, 2003	June 30, 2002
Cash flows from operating activities:
Net loss	$(63,550)	$(208,625)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,486	9,126
Provision for bad debt	268	151
Equity in investee losses	842	1,197
Debt conversion expense	—	63,258
Other	—	739
Changes in operating assets and liabilities:
Accounts receivable	(6,663)	4,047
Inventories	1,757	171
Other current assets	(805)	(4,306)
Accounts payable	(450)	(19,308)
Accrued expenses	(9,079)	(9,922)
Other current liabilities	4,449	(1,004)
Other liabilities	656	—

Net cash used in operating activities	(63,089)	(164,476)
Cash flows from investing activities:
Purchases of short and long-term investments	(217,724)	(187,125)
Sales and maturities of short and long-term investments	215,765	167,819
Additions to property and equipment	(2,360)	(21,877)
Changes in other assets	—	(170)

Net cash used in investing activities	(4,319)	(41,353)
Cash flows from financing activities:
Net proceeds from issuance of common stock	3,040	3,026
Costs associated with sale of 5% convertible subordinated debentures	—	(329)
Repayments of long-term debt and capital leases	(503)	(493)

Net cash provided by financing activities	2,537	2,204
Effect of exchange rate changes on cash and cash equivalents	(178)	(106)

Net decrease in cash and cash equivalents	(65,049)	(203,731)
Cash and cash equivalents at beginning of period	$375,438	$715,082

Cash and cash equivalents at end of period	$310,389	$511,351

Non cash activities:
Conversion of convertible subordinated debt to shares of common stock	—	$147,000
Interest due on convertible subordinated debt converted into shares of common stock	—	$2,837
Additions to capital leases	—	$843

The accompanying notes are an integral part of the consolidated financial statements

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1. Basis of Presentation

        The accompanying consolidated interim financial statements are unaudited and have been prepared on a basis substantially consistent with the audited financial statements. Certain information and footnote disclosures normally included in Sepracor's annual financial statements have been condensed or omitted. The year-end consolidated condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The consolidated interim financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for the interim periods ended June 30, 2003 and 2002. Certain prior amounts have been reclassified to conform with current year presentation.

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

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, management evaluates its estimates, including those related to revenue recognition, accounts receivable, inventories, investments and intangible assets. Management bases these estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

2. Recent Accounting Pronouncements

        In July 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company's adoption of SFAS No. 146, effective January 1, 2003, has had no material impact on the financial statements through June 30, 2003.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," ("SFAS No. 148") which addresses financial accounting and reporting for the recording of expenses for the fair value of stock options. SFAS No. 148 provides alternative methods of transition for a voluntary change to a fair value based method of accounting for stock-based employee compensation. Additionally, SFAS No. 148 requires more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The provisions of this statement are effective for fiscal years ending after December 15, 2002. While the

Company has not elected to adopt fair value accounting for its stock-based compensation, it has complied with the new disclosure requirements under SFAS No. 148 and provided interim disclosure on the effects of stock-based compensation in this report.

        Also during 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 elaborates on the existing disclosure requirements for most guarantees and clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligation it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The Company has no history of any claims or losses under FIN 45 and therefore has no liabilities recorded for guarantees at June 30, 2003. Therefore, the adoption of FIN 45 has not had a material impact on the Company's financial position, results of operations or cash flows.

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB 51" ("FIN 46"). The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities" or "VIEs") and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity for which either: (a) the equity investors (if any) do not have a controlling financial interest; or (b) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. The Company is required to apply FIN 46 to all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the Company is required to apply FIN 46 on July 1, 2003. The adoption of FIN 46 did not have a material effect on the Company's financial statements.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). This Statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in Statement 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FIN 45, and (4) amends certain other existing pronouncements. The provisions of this Statement are effective for the Company for contracts entered into or modified after June 30, 2003. The Company does not expect SFAS No. 149 will have a material effect on its financial statements.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS No. 150"). This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect SFAS No. 150 will have a material effect on its financial statements.

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

        For the three and six months ended June 30, 2003 and 2002, basic and diluted net loss per common share is computed based on the weighted-average number of common shares outstanding during the period because the effect of common stock equivalents would be anti-dilutive. Certain securities were not included in the computation of diluted earnings per share for the three and six months ended June 30, 2003 and 2002 because they would have an anti-dilutive effect due to net losses for such periods. These securities include the following:

        Options to purchase shares of common stock:

(in thousands, except price per share data)	June 30, 2003	June 30, 2002
Number of options	12,698	11,991
Price range per share	$2.50 to $87.50	$2.50 to $125.44

        Shares of common stock reserved for issuance upon conversion of convertible subordinated debt:

(in thousands)	June 30, 2003	June 30, 2002
7% convertible subordinated debentures due 2005	1,792	3,891
5% convertible subordinated debentures due 2007	4,763	4,763
5.75% convertible subordinated notes due 2006	7,166	7,167

	13,721	15,821

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

        The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)
	2003	2002	2003	2002
Net loss attributable to common stockholders	$(33,791)	$(93,820)	$(63,550)	$(208,625)
Total stock-based employee compensation expense determined under fair value based method for all awards	(14,977)	(14,076)	(29,380)	(28,152)

Pro forma net loss	$(48,768)	$(107,896)	$(92,930)	$(236,777)

Amounts per common share:
Basic and diluted—as reported	$(0.40)	$(1.12)	$(0.75)	$(2.56)

Basic and diluted—pro forma	$(0.58)	$(1.29)	$(1.10)	$(2.90)

5. Inventories

        Inventories consist of the following:

(in thousands)	June 30, 2003	December 31, 2002
Raw materials	$956	$1,828
Work in progress	1,121	1,509
Finished goods	4,142	4,623

	$6,219	$7,960

6. Patents and Intangible Assets

        The following schedule details the carrying value of patents and intangible assets as of June 30, 2003 and December 31, 2002:

(in thousands)	June 30, 2003	December 31, 2002
Gross patents and intangible assets	$42,194	$42,050
Accumulated amortization
Patents and intangible assets	(16,762)	(14,933)

Total patents and intangible assets	$25,432	$27,117

        Amortization expense was $943,000 and $980,000 for the three months ended June 30, 2003 and 2002, respectively, and $1.8 million and $1.9 million for the six months ended June 30, 2003 and 2002, respectively. Current estimated amortization expense is expected to be $1.9 million, $3.8 million, $3.8 million, $3.8 million and $3.8 million for the remainder of 2003 and for the years ended December 31, 2004, 2005, 2006 and 2007, respectively.

7. Convertible Subordinated Debt

        Convertible subordinated debt consists of the following:

(in thousands)	June 30, 2003	December 31, 2002
7% convertible subordinated debentures due 2005	$111,870	$111,870
5% convertible subordinated debentures due 2007	440,000	440,000
5.75% convertible subordinated notes due 2006	430,000	430,000

	$981,870	$981,870

        In connection with each convertible subordinated debt offering, the Company incurred deferred finance costs that were recorded as other assets on the balance sheet and are being amortized over the respective term of each convertible debt offering. Amortization of deferred finance costs was $1.2 million and $1.4 million for the three months ended June 30, 2003 and 2002, respectively, and $2.4 million and $3.0 million for the six months ended June 30, 2003 and 2002, respectively.

8. Comprehensive Income (Loss)

        Total comprehensive income (loss) is comprised of net loss, net currency translation adjustments and net unrealized gain (loss) on available-for-sale securities.

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Comprehensive income (loss):
Net loss	$(33,791)	$(93,820)	$(63,550)	$(208,625)
Cumulative foreign currency translation adjustment	(96)	(72)	(105)	(106)
Unrealized gain (loss) on available-for-sale securities	6,724	(8,336)	6,740	(12,354)

Total comprehensive income (loss)	$(27,163)	$(102,228)	$(56,915)	$(221,085)

9. Commitments and Contingencies

        Since November 15, 2002, eight purported class action lawsuits have been filed in the United States District Court for the District of Massachusetts against Sepracor and several of its current and former officers and directors. The complaints were filed allegedly on behalf of persons who purchased Sepracor's common stock and/or debt securities during different time periods, beginning on various dates, the earliest of which is May 17, 1999, and all ending on March 6, 2002. The complaints are similar and allege violations of the Securities Exchange Act of 1934 and the rules and regulations promulgated thereunder by the Securities and Exchange Commission. Primarily the complaints allege that the defendants disseminated to the investing public false and misleading statements relating to the testing, safety and likelihood of approval of SOLTARA™, the Company's nonsedating antihistamine drug candidate. On April 11, 2003, two consolidated amended complaints were filed, one on behalf of the purchasers of Sepracor's common stock, the other on behalf of the purchasers of Sepracor's debt securities. The consolidated amended complaints reiterate the allegations contained in the previously filed complaints and define the alleged class periods as May 17, 1999 through March 6, 2002. Sepracor filed a motion to dismiss both consolidated amended complaints on May 27, 2003 but there has not yet been a hearing on the matter.

        As permitted under Delaware Law, the Company's Restated Certificate of Incorporation, as amended, provides that the Company will indemnify its officers and directors for certain claims asserted against them in connection with their service as an officer or director of the Company. The indemnification does not apply if the person is adjudicated not to have acted in good faith in the reasonable belief that his or her actions were in the best interests of the Company. The indemnification obligation survives termination of the indemnified persons's role as an officer or director. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has Director and Officer insurance policies that, in most cases, would limit its exposure and enable it to recover a portion of any future amounts paid. As a result of the insurance coverage, the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2003.

        The Company enters into indemnification provisions under its agreements with other companies in its ordinary course of business, typically with business partners, contractors, clinical sites and customers. Under these provisions the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is generally unlimited. The Company has no history of any claims or losses related to these agreements and therefore has no liabilities recorded for these agreements as of June 30, 2003.

10. Subsequent Events

        On July 10, 2003, Sepracor redeemed the remaining outstanding $111.9 million face value of its 7% convertible subordinated debentures due 2005 for aggregate cash consideration of $115.2 million, excluding accrued interest. This redemption resulted in the recording of a loss in other income of approximately $4.6 million, including the write-off of $1.3 million of deferred financing costs, in the third quarter of 2003.

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

        On January 31, 2003, Sepracor submitted a New Drug Application (an "NDA") to the United States Food and Drug Administration (the "FDA") seeking clearance to market ESTORRA brand eszopiclone 2mg and 3mg tablets for the treatment of transient and chronic insomnia. On April 2, 2003, Sepracor announced that the FDA accepted for filing the NDA for ESTORRA. If the FDA issues an approvable letter for ESTORRA, Sepracor expects to expand its primary care sales force in anticipation of marketing ESTORRA to primary care physicians and psychiatrists, the principal prescribers of sleep medications. On April 17, 2003, Sepracor announced that it had been notified by the FDA that the Prescription Drug User Fee Act date for ESTORRA is November 30, 2003. This is the date by which the FDA is expected to have completed its review and act by making a decision on a drug application.

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

        In August 2002, Sepracor signed an agreement with MedPointe, Inc. for the co-promotion of ASTELIN® (azelastine HCl), a nasal-spray antihistamine (the "ASTELIN Agreement"). On June 2, 2003, Sepracor signed an amendment to the ASTELIN Agreement (the "ASTELIN Amendment"). Under the terms of the two-year amendment, Sepracor's sales force will continue to market ASTELIN, Sepracor will continue to receive a percentage of ASTELIN net sales above an agreed upon annual baseline sales level, and Sepracor will continue to be reimbursed for certain promotional and training expenses. Sepracor will record all cash received under the ASTELIN Amendment as revenue and all related costs as cost of revenue. Upon signing this amendment, Sepracor received an upfront, nonrefundable payment of $1,750,000. Sepracor will recognize this upfront payment as revenue ratably over the two-year term of the amendment. In the quarter ended June 30, 2003, Sepracor recorded $219,000 as revenue related to this upfront payment.

        In June 2003, Sepracor revised its previously estimated cumulative future minimum lease obligation under its facility leases at 33 and 111 Locke Drive, Marlborough, Massachusetts, and recorded an additional $1,405,000 related to changes in the estimated future sublease income. During 2002, Sepracor had accrued $2,263,000 as its estimated cumulative future minimum lease obligation under these leases, net of estimated future sublease rental income through the term of the leases. In aggregate, Sepracor has recorded $3,668,000 as future minimum lease obligations under these leases and at June 30, 2003 the remaining accrual was $2,117,000.

        On July 10, 2003, Sepracor redeemed the remaining outstanding $111,870,000 face value of its 7% convertible subordinated debentures due 2005 for aggregate cash consideration of $115,226,000, excluding accrued interest. This redemption resulted in the recording of a loss in other income of approximately $4,645,000, including the write-off of $1,289,000 of deferred financing costs, in the third quarter of 2003.

Critical Accounting Policies

        The Company identified critical accounting policies in its Annual Report on Form 10-K for the year ended December 31, 2002. These critical accounting policies relate to product revenue recognition, royalty revenue recognition, rebate and return reserves, patents, intangibles and other assets, accounts receivable and bad debt, induced conversion of debt and inventory write-downs. These policies require the Company to make estimates in the preparation of its financial statements as of a given date. Because of the uncertainty inherent in these matters, actual results could differ from the estimates used in applying the critical accounting policies. Within the context of these critical accounting policies, the Company is not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported. Additionally, no changes to these critical policies have taken place in the six-month period ended June 30, 2003.

Three Month Periods ended June 30, 2003 and 2002

        Product revenues were $61,350,000 and $35,350,000 for the three months ended June 30, 2003 and 2002, respectively, an increase of approximately 74%. The increase for the three-month period ended June 30, 2003 as compared with the same period in 2002 is due primarily to an increase in unit volume sales of XOPENEX® of approximately 70%. Additionally the net selling price per unit of XOPENEX increased by approximately 2% as a result of a gross unit price increase of approximately 9%, offset by increased sales rebates and allowances which are accounted for as a reduction to product sales. The Company believes that the increase in XOPENEX unit volume is due to market share increases which can be attributed to increased demand for XOPENEX as a result of positive experiences reported by patients and physicians, targeted marketing to high volume prescribers and an increased number of sales representatives.

        Royalties and other revenues were $15,105,000 and $12,786,000 for the three months ended June 30, 2003 and 2002, respectively, an increase of approximately 18%. The increase for the three months ended June 30, 2003 as compared with the same period in 2002 is due primarily to increased royalties earned on sales of CLARINEX® under an agreement with Schering-Plough Corporation. The increase in these royalties resulted from an increase in the volume of sales of CLARINEX which was commercially launched in January 2002.

        Cost of product sold, as a percentage of product sales, was approximately 11% and 13% for the three months ended June 30, 2003 and 2002, respectively. The decrease for the three months ended June 30, 2003 as compared with the same period in 2002 is due primarily to lower per unit manufacturing costs resulting from an increase in the number of units produced and also due to an approximately 2% higher average net selling price per unit of XOPENEX.

        Research and development expenses were $48,255,000 and $60,915,000 for the three months ended June 30, 2003 and 2002, respectively, a decrease of approximately 21%. The decrease for the three months ended June 30, 2003 as compared with the same period in 2002 is partially due to a decrease in spending on ESTORRA brand eszopiclone for which Sepracor submitted an NDA to the FDA in January 2003. The decrease is also due to lower spending on our programs for (S)-oxybutynin and SOLTARA brand tecastemizole. The decrease in spending in these programs was partially offset by increases in spending on the XOPENEX metered-dose inhaler (MDI) and Arformoterol (formerly (R,R)-Formoterol) programs.

        Drug development and approval in the United States is a multi-step process regulated by the FDA. The process begins with the filing of an Investigational New Drug Application ("IND"), which, if successful, allows opportunity for clinical study of the potential new drug. Clinical development typically involves three phases of study: Phase I, II and III. The most significant costs in clinical development are in the Phase III clinical trials as they tend to be the longest and largest studies in the drug development process. Following successful completion of Phase III clinical trials, an NDA must be submitted to, and accepted by, the FDA, and the FDA must approve the NDA, prior to commercialization of the drug. As further discussed below, Sepracor currently has three product candidates in Phase III clinical trials, one NDA submitted in January 2003 and currently under FDA review and one NDA recently reviewed by the FDA and subject to a "not approvable" letter. The successful development of the Company's product candidates is highly uncertain. An estimation of product completion dates and completion costs can vary significantly for each product candidate and are difficult to predict. The lengthy process of seeking FDA approvals, and the subsequent compliance with applicable statutes and regulations, require the expenditure of substantial resources. Any failure by the Company to obtain, or delay in obtaining, regulatory approvals could materially adversely affect the Company's business. The Company cannot assure you that any approval required by the FDA will be obtained on a timely basis, if at all.

        For additional discussion of the risks and uncertainties associated with completing development of potential product candidates, see "Factors Affecting Future Operating Results".

        Below is a summary of Sepracor's product candidates and the related stages of development for each product candidate in clinical development. The "Estimate of Completion of Phase" column contains forward-looking statements regarding timing of completion of product development phases. Completion of product development, if successful, culminates in the submission of an NDA to the FDA. The actual timing of completion of phases could differ materially from the estimates provided in the table. The table is sorted by highest to lowest spending amounts for the three months ended June 30, 2003, and the five product candidates listed accounted for approximately 87% of the Company's direct project research and development spending during this period.

Product Candidate	Indication	Phase of Development	Estimate of Completion of Phase
XOPENEX MDI	Respiratory—Asthma	Phase III	2004
Arformoterol	Respiratory—COPD	Phase III	2004
SOLTARA (tecastemizole)	Respiratory—Allergies	NDA	2004	*
(S)-Oxybutynin	Urology—Incontinence	Phase III	**
ESTORRA (eszopiclone)	Insomnia	NDA	2003	***

        * SOLTARA received a "not-approvable" letter from the FDA in March 2002. The Company is currently conducting additional clinical tests and, if successful, may be in a position to amend the SOLTARA NDA. The Company does not expect the SOLTARA NDA to receive FDA approval, if at all, before 2005.

        ** Future studies related to (S)-oxybutynin are on hold pending further analysis of the program. The Company is unable to estimate completion of phase.

        *** Sepracor submitted the ESTORRA NDA to the FDA in January 2003 and the FDA accepted the NDA for filing in April 2003.

        Selling, marketing and distribution expenses were $36,817,000 and $35,190,000 for the three months ended June 30, 2003 and 2002, respectively, an increase of approximately 5%. The increase for the three months ended June 30, 2003 as compared with the same period in 2002 is primarily due to an increase in XOPENEX sales commission expense paid to internal sales representatives and a third-party sales contractor in 2003. The increase in sales commission resulted from the increase in sales of XOPENEX.

        General and administrative and patent expenses were $5,763,000 and $5,502,000 for the three months ended June 30, 2003 and 2002, respectively, an increase of approximately 5%. The increase for the three months ended June 30, 2003 as compared with the same period in 2002 is primarily due to an increase in directors and officers insurance costs offset by a slight decrease in amortization of deferred financing costs as a result of the repurchase of $131,090,000 of convertible subordinated debt for Sepracor common stock in September and October 2002.

        Interest income was $1,874,000 for the three months ended June 30, 2003 as compared to $3,788,000 for the three months ended June 30, 2002. The decrease for the three months ended June 30, 2003 as compared to June 30, 2002, is due primarily to lower average cash and short and long-term investment balances available for investment and a slight decrease in the interest earned on investments in 2003.

        Interest expense was $13,654,000 for the three months ended June 30, 2003 as compared to $16,131,000 for the three months ended June 30, 2002. The decrease for the three months ended June 30, 2003 is due to lower outstanding average balances on all of Sepracor's convertible debentures, particularly on the 7% convertible subordinated debentures due 2005. The average outstanding balance on the 7% convertible subordinated debentures in the second quarter of 2003 was $111,870,000 as compared to the average outstanding balance in the second quarter of 2002 of approximately $250,460,000. This decrease in the outstanding balance on the 7% convertible subordinated debentures comprises approximately $2,425,000, or 98%, of the decrease in interest expense for the three months ended June 30, 2003 as compared to the same period in 2002.

        Debt conversion expense was $0 for the three months ended June 30, 2003 as compared to $22,302,000 for the three months ended June 30, 2002. During April 2002, Sepracor exchanged approximately $50,000,000 of its convertible subordinated debt in privately negotiated transactions, for approximately 2,170,000 shares of its common stock. The debt conversion expense represents the inducement costs of the fair market value of the 1,346,584 shares of Sepracor common stock issued as a conversion inducement to the holders.

        Equity in investee (losses) were ($217,000) and ($585,000) for the three months ended June 30, 2003 and 2002, respectively. The loss for the three-month periods ended June 30, 2003 and 2002 represents the Company's portion of BioSphere losses.

Six Month Periods ended June 30, 2003 and 2002

        Product revenues were $133,506,000 and $82,127,000 for the six months ended June 30, 2003 and 2002, respectively, an increase of approximately 63%. The increase for the six-month period ended June 30, 2003 as compared with the same period in 2002 is due primarily to an increase in unit volume sales of XOPENEX of approximately 56%. Additionally the net selling price per unit of XOPENEX increased by approximately 4% as a result of two gross unit price increases, aggregating approximately 10%, offset by increased sales rebates and allowances which are accounted for as a reduction to product sales. The Company believes the increase in XOPENEX unit volume is due to market share increases which can be attributed to increased demand for XOPENEX as a result of positive experiences reported by patients and physicians, targeted marketing to high volume prescribers and an increased number of sales representatives.

        Royalties and other revenues were $27,455,000 and $22,857,000 for the six months ended June 30, 2003 and 2002, respectively, an increase of approximately 20%. The increase for the six months ended June 30, 2003 as compared with the same period in 2002 is due primarily to increased royalties earned on sales of CLARINEX under an agreement with Schering-Plough Corporation. The increase in royalties resulted from an increase in the volume of sales of CLARINEX which was launched in January 2002.

        Cost of product sold, as a percentage of product sales, was approximately 10% and 12% for the six months ended June 30, 2003 and 2002, respectively. The decrease for the six months ended June 30, 2003 as compared with the same period in 2002 is due primarily to lower per unit manufacturing costs resulting from an increase in the number of units produced and also due to an approximately 4% higher average net selling price per unit of XOPENEX.

        Research and development expenses were $101,438,000 and $122,436,000 for the six months ended June 30, 2003 and 2002, respectively, a decrease of approximately 17%. The decrease for the six months ended June 30, 2003 as compared with the same period in 2002 is partially due to a decrease in spending on ESTORRA brand eszopiclone for which Sepracor submitted an NDA to the FDA in January 2003 and also due to decreases in spending on programs for (S)-oxybutynin and SOLTARA brand tecastemizole. The decrease in spending in these programs was partially offset by increases in spending on the XOPENEX MDI and Arformoterol programs.

        Below is a summary of Sepracor's product candidates and the related stages of development for each product candidate in clinical development. The "Estimate of Completion of Phase" column contains forward-looking statements regarding timing of completion of product development phases. Completion of product development, if successful, culminates in the submission of an NDA to the FDA. The actual timing of completion of phases could differ materially from the estimates provided in the table. The table is sorted by highest to lowest spending amounts for the six months ended June 30, 2003, and the five product candidates listed accounted for approximately 84% of the Company's direct project research and development spending during this period.

Product Candidate	Indication	Phase of Development	Estimate of Completion of Phase
XOPENEX MDI	Respiratory—Asthma	Phase III	2004
Arformoterol	Respiratory—COPD	Phase III	2004
SOLTARA (tecastemizole)	Respiratory—Allergies	NDA	2004	*
(S)-Oxybutynin	Urology—Incontinence	Phase III	**
ESTORRA (eszopiclone)	Insomnia	NDA	2003	***

        * SOLTARA received a "not-approvable" letter from the FDA in March 2002. The Company is currently conducting additional clinical tests and, if successful, may be in a position to amend the SOLTARA NDA. The Company does not expect the SOLTARA NDA to receive FDA approval, if at all, before 2005.

        ** Future studies related to (S)-oxybutynin are on hold pending further analysis of the program. The Company is unable to estimate completion of phase.

        *** Sepracor submitted the ESTORRA NDA to the FDA in January 2003 and the FDA accepted the NDA for filing in April 2003.

        Selling, marketing and distribution expenses were $72,498,000 and $78,518,000 for the six months ended June 30, 2003 and 2002, respectively, a decrease of approximately 8%. The decrease for the six months ended June 30, 2003 as compared with the same period in 2002 is primarily due to significant decreases in recruiting costs in 2003. In the first quarter of 2002, Sepracor's direct sales force was expanded by approximately 225 people resulting in significant recruiting costs. Marketing, advertising and promotional costs also decreased materially in the six months ended June 30, 2003 as compared to the same period in 2002. The costs in the 2002 period related to XOPENEX and also to the anticipated launch and commercialization of SOLTARA, for which the Company received a "not approvable" letter from the FDA in March 2002. Offsetting the decreases in recruiting, marketing, advertising and promotional costs was an increase in XOPENEX sales commission expense paid to internal sales representatives and a third-party sales contractor for the six months ended June 30, 2003.

        General and administrative and patent expenses were $11,605,000 and $11,678,000 for the six months ended June 30, 2003 and 2002, respectively, a decrease of approximately 1%. The decrease for the six months ended June 30, 2003 as compared with the same period in 2002 is primarily due to a decrease in amortization of deferred financing costs as a result of the exchange of $147,000,000 of convertible subordinated debt for Sepracor common stock in March and April 2002 offset by an increase in directors and officers insurance costs.

        Interest income was $3,805,000 for the six months ended June 30, 2003 as compared to $8,922,000 for the six months ended June 30, 2002. The decrease for the six months ended June 30, 2003 as compared to June 30, 2002, is due primarily to lower average cash and short and long-term investment balances available for investment and a slight decrease in the interest earned on investments in 2003.

        Interest expense was $27,311,000 for the six months ended June 30, 2003 as compared to $34,346,000 for the six months ended June 30, 2002. The decrease for the six months ended June 30, 2003 is due to lower outstanding average balances on all of Sepracor's convertible debentures, particularly on the 7% convertible subordinated debentures due 2005. The average outstanding balance on the 7% convertible subordinated debentures in the first six months of 2003 was $111,870,000 as compared to the average outstanding balance in the first six months of 2002 of approximately $271,460,000. This decrease in the outstanding balance on the 7% convertible subordinated debentures comprises approximately $5,586,000, or 79%, of the decrease in interest expense for the six months ended June 30, 2003 as compared to the same period in 2002.

        Debt conversion expense was $0 for the six months ended June 30, 2003 as compared to $63,258,000 for the six months ended June 30, 2002. During March and April 2002, Sepracor exchanged approximately $147,000,000 of its convertible subordinated debt in privately negotiated transactions, for approximately 5,712,000 shares of its common stock. The debt conversion expense represents the inducement costs of the fair market value of the 3,415,561 shares of Sepracor common stock issued as a conversion inducement to the holders.

        Equity in investee (losses) were ($842,000) and ($1,197,000) for the six months ended June 30, 2003 and 2002, respectively. The loss for the six-month periods ended June 30, 2003 and 2002 represents the Company's portion of BioSphere losses.

Recent Accounting Pronouncements

        In July 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company's adoption of SFAS No. 146 effective January 1, 2003, has had no material impact on the financial statements through June 30, 2003.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which addresses financial accounting and reporting for the recording of expenses for the fair value of stock options. SFAS No. 148 provides alternative methods of transition for a voluntary change to a fair value based method of accounting for stock-based employee compensation. Additionally, SFAS No. 148 requires more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The provisions of this statement are effective for fiscal years ending after December 15, 2002. While the Company has not elected to adopt fair value accounting for its stock-based compensation, it has complied with the new disclosure requirements under SFAS No. 148 and provided interim disclosure on the effects of stock-based compensation in this report.

        Also during 2002, the FASB issued FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 elaborates on the existing disclosure requirements for most guarantees, and clarifies that at the time a company issues a guarantee, the Company must recognize an initial liability for the fair value of the obligation it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The Company has no history of any claims or losses under FIN 45 and therefore has no liabilities recorded for guarantees at June 30, 2003. Therefore, the adoption of FIN 45 has not had a material impact on the Company's financial position, results of operations or cash flows.

        In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB 51". The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities" or "VIEs") and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity for which either: (a) the equity investors (if any) do not have a controlling financial interest; or (b) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. The Company is required to apply FIN 46 to all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the Company is required to apply FIN 46 on July 1, 2003. The adoption of FIN 46 did not have a material effect on the Company's financial statements.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in Statement 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FIN 45, and (4) amends certain other existing pronouncements. The provisions of this statement are effective for the Company for contracts entered into or modified after June 30, 2003. The Company does not expect SFAS No. 149 will have a material effect on its financial statements.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect SFAS No. 150 will have a material effect on its financial statements.

Liquidity and Capital Resources

        Cash, cash equivalents and short and long-term investments totaled $499,986,000 at June 30, 2003, compared to $556,434,000 at December 31, 2002.

        The net cash used in operating activities for the six months ended June 30, 2003 was $63,089,000. The net cash used in operating activities includes a net loss of $63,550,000 adjusted by non-cash charges of $10,596,000. Accounts receivable increased by $6,663,000 due to the timing of customer orders in the second quarter of 2003 as compared to the fourth quarter of 2002. Inventory decreased by $1,757,000 due to actual second quarter 2003 sales of XOPENEX exceeding forecast. Accrued expenses decreased by $9,079,000 primarily due to lower research and development costs. Other current liabilities increased by $4,449,000 primarily due to additional accruals for product revenue rebates and return reserves related to XOPENEX revenues and deferred revenue related to the ASTELIN Amendment.

        The net cash used in investing activities for the six months ended June 30, 2003 was $4,319,000. Cash was used in net sales and maturities of short and long-term investments of $1,959,000. The Company also made purchases of property and equipment of $2,360,000.

        The net cash provided by financing activities for the six months ended June 30, 2003 was $2,537,000. Repayments of capital lease obligations and long-term debt were $503,000, offset by proceeds from the issuance of Sepracor common stock of $3,040,000.

        The Company currently generates cash from the sale of XOPENEX and from royalties on sales generated by the Company's license agreements, primarily the agreements related to ALLEGRA® and CLARINEX. The Company believes its existing cash and the anticipated cash flow from its current strategic alliances and operations will be sufficient to support existing operations at least through 2004. Sepracor's actual future cash requirements, however, will depend on many factors, including the progress of its preclinical, clinical, and research programs, the number and breadth of these programs, achievement of milestones under these strategic alliance arrangements, sales of its products, acquisitions, its ability to establish and maintain additional strategic alliances and licensing arrangements, and the progress of the Company's development efforts and the development efforts of its strategic partners. Based on its current operating plan, the Company believes that it will not be required to raise additional capital to fund the repayment of its outstanding convertible debt when due or to complete any future redemptions, repurchases or conversions of its convertible debt. However, if the Company is not able to commercialize its current late-stage products, including both ESTORRA and XOPENEX MDI, or if such products do not achieve expected sales levels, Sepracor may be required to raise additional funds in order to repay its outstanding convertible debt and there can be no assurance that, if required, Sepracor would be able to raise such funds on favorable terms, if at all.

        Sepracor does not have any off-balance sheet financing arrangements, nor does the Company have any transactions, arrangements or other relationships with any variable interest entities.

        The Company's contractual obligations disclosure in its Annual Report on Form 10-K for the year ended December 31, 2002 has not materially changed since that report was filed, except for the redemption of the remaining outstanding $111,870,000 face value on July 10, 2003 of its 7% convertible subordinated debentures due 2005.

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

        We have not been profitable since inception, and it is possible that we will not achieve profitability. We incurred net losses on a consolidated basis of approximately $63.6 million for the six months ended June 30, 2003 and $276.5 million for the year ended December 31, 2002. We expect to continue to incur significant operating and capital expenditures. As a result, we will need to generate significant revenues to achieve and maintain profitability. We cannot assure you that we will achieve significant revenues or that we will ever achieve profitability. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. If revenues grow more slowly than we anticipate or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial conditions will be materially and adversely affected.

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

        Our success significantly depends on our continued ability to develop and market new products. There can be no assurance that we will be able to develop and introduce new products in a timely manner or that new products, if developed, will achieve market acceptance. In addition, our growth is dependent on our continued ability to penetrate new markets where we have limited experience and competition is intense. There can be no assurance that the markets we serve will grow in the future, that our existing and new products will meet the requirements of these markets, that our products will achieve customer acceptance in these markets, that competitors will not force prices to an unacceptably low level or take market share from us, or that we can achieve or maintain profits in these markets.

        If any third-party collaborator is not successful in development of our product candidates, we may not realize the potential commercial benefits of the arrangements and our results of operations could be adversely affected.

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

        The approval of the sale of certain medications without a prescription may adversely affect our business.

        In May 2001, an advisory panel to the FDA recommended that the FDA allow certain popular allergy medications to be sold without a prescription. In November 2002, the FDA approved the sale of CLARITIN™, an allergy medication, without a prescription. In the future, the FDA may also allow the sale of other allergy medications without a prescription. The sale of CLARITIN and/or, if allowed, the sale of other allergy medications without a prescription, may adversely affect our business because the market for prescription drugs, including SOLTARA brand tecastemizole, if approved, and ALLEGRA and CLARINEX, for which we receive royalties on sales, may be adversely affected.

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

        All of our revenues from product sales for the six months ended June 30, 2003 and the year ended December 31, 2002 and substantially all of our product revenues for the years ended December 31, 2001 and December 31, 2000, resulted from sales of XOPENEX. In March 2002, the FDA issued a "not approvable" letter for SOLTARA. In addition, if the FDA approves ESTORRA, we do not expect to launch ESTORRA until the first half of 2004 at the earliest. Accordingly, we expect that sales of XOPENEX will represent all of our product sales and a majority of our total revenues through at least the end of 2003. We do not have long-term sales contracts with our customers and we rely on purchase orders for sales of XOPENEX. Reductions, delays or cancellations of orders for XOPENEX could adversely affect our operating results. If sales of XOPENEX do not continue to increase, we may not have sufficient revenues to achieve our business plan and our business will not be successful.

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

        We have five issued United States patents covering the approved therapeutic use of XOPENEX, expiring between January 2010 and August 2012. We have one other issued United States patent covering the marketed formulation of XOPENEX, expiring in March 2021. Each of these patents is listed in the FDA's publications entitled "Approved Drug Products with Therapeutic Equivalence Evaluations", commonly referred to as the Orange Book. Should a generic drug company submit an Abbreviated New Drug Application, or ANDA, to the FDA seeking approval of a generic version of XOPENEX, we would expect to enforce these patents against the generic drug company. However, the resulting patent litigation would involve complex legal and factual questions, and we may not be able to exclude a generic company, for the full term of our patents, from marketing a generic version of XOPENEX. Introduction of a generic copy of XOPENEX before the expiration of our patents could have a material adverse effect on our business.

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

        If we or our collaboration partners fail to obtain an adequate level of reimbursement for our future products or services by third-party payors, there may be no commercially viable markets for our products or services.

        The availability and amounts of reimbursement by governmental and other third-party payors affects the market for any pharmaceutical product or service. These third-party payors continually attempt to contain or reduce the costs of healthcare by challenging the prices charged for medical products and services. In certain foreign countries, including the countries of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. We may not be able to sell our products profitably if reimbursement is unavailable or limited in scope or amount.

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

        As of June 30, 2003, our total long-term debt was approximately $982.6 million and our stockholders' equity (deficit) was ($446.0) million. None of the 7% convertible subordinated debentures due 2005, the 5% convertible subordinated debentures due 2007, or the 5.75% convertible subordinated notes due 2006 restricts our ability or our subsidiaries ability to incur additional indebtedness, including debt that ranks senior to the 7% debentures, the 5% debentures, and the 5.75% notes. Additional indebtedness that we incur may rank senior to or on parity with these debentures and notes in certain circumstances. Our ability to satisfy our obligations will depend upon our future performance, which is subject to many factors, including factors beyond our control. The conversion price for the 7% debentures is $62.4375, the conversion price for the 5% debentures is $92.38 and the conversion price for the 5.75% notes is $60.00. The current market price for shares of our common stock is significantly below the conversion price of our convertible subordinated debt. If the market price for our common stock does not exceed the conversion price, the holders of the debentures and notes may not convert their securities into common stock.

        Historically, we have had negative cash flow from operations. For the six months ended June 30, 2003, net cash used in operating activities was approximately $63.1 million. The annual debt service through 2006 on our debentures and notes, assuming no additional securities are converted or redeemed, is approximately $54.6 million. Unless we are able to generate sufficient operating cash flow to service the debentures and notes, we will be required to raise additional funds or default on our obligations under the debentures and notes. Based on our current operating plan, we believe that we will not be required to raise additional capital to fund the repayment of our outstanding convertible debt when due. However, if we are not able to commercialize our current late-stage product candidates, or if such product candidates, if approved, do not achieve expected sales levels, we may be required to raise additional funds in order to repay our outstanding convertible debt and there can be no assurance that, if required, we would be able to raise such funds on favorable terms, if at all.

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

        We and several of our current and former officers and a current director are named as defendants in several purported class action complaints which have been filed allegedly on behalf of certain persons who purchased our common stock and/or debt securities during different time periods, beginning on various dates, the earliest being May 17, 1999, and all ending on March 6, 2002. These complaints allege violations of the Securities Exchange Act of 1934 and the rules and regulations promulgated thereunder by the Securities and Exchange Commission. Primarily they allege that the defendants made certain materially false and misleading statements relating to the testing, safety and likelihood of approval of SOLTARA. On April 11, 2003, two consolidated amended complaints were filed, one on behalf of the purchasers of our common stock and the other on behalf the purchasers of our debt securities. These consolidated amended complaints reiterate the allegations contained in the previously filed complaints and define the alleged class periods as May 17, 1999 through March 6, 2002. Sepracor filed a motion to dismiss both consolidated amended complaints on May 27, 2003 but there has not yet been a hearing on the matter.

        We can provide no assurance as to the outcome of these lawsuits. Any conclusion of these matters in a manner adverse to us would have a material adverse effect on our financial position and results of operations. In addition, the costs to us of defending any litigation or other proceeding, even if resolved in our favor, could be substantial. Such litigation could also substantially divert the attention of our management and our resources in general. Uncertainties resulting from the initiation and continuation of any litigation or other proceedings could harm our ability to compete in the marketplace.

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

        The Securities and Exchange Commission is conducting an inquiry into the trading of Sepracor securities which could divert the attention of our management and our resources generally.

        The Securities and Exchange Commission is conducting an investigation into the trading in the securities of Sepracor, including trading by officers and employees during the period from January 1, 1998 through December 31, 2001. Uncertainties resulting from this inquiry could substantially divert the attention of our management and our resources in general. We can provide no assurance as to the outcome of this inquiry. Any conclusion of these matters in a manner adverse to us or our officers or employees could harm our ability to compete in the marketplace and have a material adverse effect on our business. In addition, the costs to us to respond to the inquiry, even if the outcome is favorable, could be substantial. Such inquiry could also substantially divert the attention of our management and our resources in general.

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

        Under the continued listing requirement standard previously utilized by Sepracor, we were required to have minimum net tangible assets of $4.0 million and a minimum bid price of $1.00 for our common stock. Under the new continued listing requirements, the minimum net tangible asset requirement was replaced with a minimum stockholders' equity requirement of $10.0 million and, if a company does not have $10.0 million of stockholders' equity, it is required, among other things, to maintain a minimum bid price of $3.00. At June 30, 2003, we had a stockholders' deficit and, therefore, to continue trading on the NASDAQ National Market we will be required to maintain a minimum bid price of $3.00 for our common stock. If the minimum bid price for our common stock is below $3.00 for 30 consecutive trading days, we would have 90 calendar days to regain compliance. If we fail to comply with this or the other applicable continued listing requirements that became effective on November 1, 2002, our common stock may be delisted from the NASDAQ National Market.

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

ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

        The Company is exposed to market risk from changes in interest rates and equity prices, which could affect its future results of operations and financial condition. These risks are described in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. As of August 8, 2003, there have been no material changes to the market risks described in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. Additionally, the Company does not anticipate any near-term changes in the nature of its market risk exposures or in management's objectives and strategies with respect to managing such exposures.

ITEM 4.
CONTROLS AND PROCEDURES

        The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2003. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2003, the Company's disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company's Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

        No change in the Company's internal control over financial reporting (as defined in 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        The Securities and Exchange Commission is conducting an investigation into trading in the securities of Sepracor, including trading by officers and employees during the period from January 1, 1998 through December 31, 2001.

        Since November 15, 2002, eight purported class action lawsuits have been filed in the United States District Court for the District of Massachusetts against Sepracor and several of its current and former officers and directors. The complaints were filed allegedly on behalf of persons who purchased Sepracor's common stock and/or debt securities during different time periods, beginning on various dates, the earliest of which is May 17, 1999, and all ending on March 6, 2002. The complaints are similar and allege violations of the Securities Exchange Act of 1934 and the rules and regulations promulgated thereunder by the Securities and Exchange Commission. Primarily the complaints allege that the defendants disseminated to the investing public false and misleading statements relating to the testing, safety and likelihood of approval of SOLTARA, the Company's nonsedating antihistamine drug candidate. On April 11, 2003, two consolidated amended complaints were filed, one on behalf of the purchasers of Sepracor's common stock, the other on behalf of the purchasers of Sepracor's debt securities. The consolidated amended complaints reiterate the allegations contained in the previously filed complaints and define the alleged class periods as May 17, 1999 through March 6, 2002. Sepracor filed a motion to dismiss both consolidated amended complaints on May 27, 2003 but there has not yet been a hearing on the matter.

ITEMS 2-3.    NONE

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company's Annual Meeting of Stockholders was held on May 22, 2003 (the "Annual Meeting"). The following represents the results of the voting on proposals submitted to a vote of stockholders at the Annual Meeting:

1.
To elect the following three persons to serve as class I directors until the 2006 annual meeting of stockholders and until their successors are duly elected and qualified:

	For	Withheld Authority
James G. Andress	60,906,668	16,640,627
Robert J. Cresci	67,522,659	10,024,636
James F. Mrazek	60,753,934	16,793,361

        The terms of office of the following directors continued after the Annual Meeting:

                Timothy J. Barberich

                Digby W. Barrios

                Keith Mansford

                Alan A. Steigrod

2.
To approve an amendment to the Company's 2000 Stock Incentive Plan increasing from 4,000,000 to 5,500,000 the number of shares of Common Stock reserved for issuance under the 2000 Plan.

For	Against	Abstain
41,926,929	35,502,554	117,811

3.
To approve an amendment to the Company's 1998 Employee Stock Purchase Plan increasing from 600,000 to 900,000 the number of shares of Common Stock reserved for issuance under the 1998 Purchase Plan.

For	Against	Abstain
75,967,963	1,464,585	114,746
4.
To ratify the selection of PricewaterhouseCoopers LLP as the independent auditors of the Company for the current fiscal year.

For	Against	Abstain
76,388,609	1,098,295	60,390

ITEM 5. NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.)	Exhibits
	31.1	Certificate of Sepracor's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	31.2	Certificate of Sepracor's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	32.1	Certificate of Sepracor's Chief Excecutive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	32.2	Certificate of Sepracor's Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
b.)	The following reports on Form 8-K were filed by the Company during the quarter ended June 30, 2003:
1.
Current Report on Form 8-K pursuant to Item 5 filed with the Securities and Exchange Commission on April 21, 2003 reporting that the Company had appointed Mark H. N. Corrigan, M.D. to the position of Executive Vice President of Research and Development.
2.
Current Report on Form 8-K pursuant to Item 12 filed with the Securities and Exchange Commission on April 23, 2003 reporting that the Company had announced its financial results for the quarter ended March 31, 2003.
3.
Current Report on Form 8-K pursuant to Item 5 filed with the Securities and Exchange Commission on June 3, 2003 reporting that the Company had announced the call for redemption on July 10, 2003 of all of its outstanding 7% Convertible Subordinated Debentures due 2005.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEPRACOR INC.
Date: August 12, 2003	By:	/s/ TIMOTHY J. BARBERICH Timothy J. Barberich Chairman and Chief Executive Officer (Principal Executive Officer)
Date: August 12, 2003	By:	/s/ ROBERT F. SCUMACI Robert F. Scumaci Executive Vice President, Finance and Administration, and Treasurer (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description
31.1	Certificate of Sepracor's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Sepracor's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of Sepracor's Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certificate of Sepracor's Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002