Form 10-Q
period 2003-09-30
SEPRACOR INC /DE/
filed 2003-11-14
CIK 877357

Use these links to rapidly review the document
SEPRACOR INC. INDEX

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2003
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

        The number of shares outstanding of the registrant's class of Common Stock as of October 31, 2003 was: 84,891,310 shares.

SEPRACOR INC.

INDEX

SEPRACOR INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In Thousands)

	September 30, 2003	December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$208,321	$375,438
Restricted cash	1,500	1,500
Short-term investments	61,959	126,556
Accounts receivable, net	29,436	21,654
Inventories	7,127	7,960
Other assets	18,379	16,860

Total current assets	326,722	549,968
Long-term investments	86,750	52,940
Property and equipment, net	67,888	72,522
Investment in affiliate	3,239	4,940
Patents and other intangible assets, net	24,494	27,117
Other assets	14,739	19,626

Total assets	$523,832	$727,113

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$10,727	$4,889
Accrued expenses	101,058	116,112
Notes payable and current portion of capital lease obligation and long-term debt	379	1,010
Other current liabilities	18,151	14,430

Total current liabilities	130,315	136,441
Long-term debt and capital lease obligation	746	982
Convertible subordinated debt	870,000	981,870
Other liabilities	438	—

Total liabilities	1,001,499	1,119,293

Stockholders' equity (deficit):
Preferred stock $1.00 par value, 1,000 shares authorized, none outstanding at September 30, 2003 and December 31, 2002, respectively	—	—
Common stock, $.10 par value, 240,000 and 240,000 shares authorized; 84,876 and 84,356 shares issued and outstanding, at September 30, 2003 and December 31, 2002, respectively	8,488	8,436
Additional paid-in capital	782,463	776,704
Unearned compensation, net	(15)	(52)
Accumulated deficit	(1,295,933)	(1,193,892)
Accumulated other comprehensive income	27,330	16,624

Total stockholders' equity (deficit)	(477,667)	(392,180)

Total liabilities and stockholders' equity (deficit)	$523,832	$727,113

The accompanying notes are an integral part of the consolidated financial statements

SEPRACOR INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In Thousands, Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
Revenues:
Product sales	$53,097	$42,530	$186,603	$124,657
Royalties and other	17,687	12,547	45,142	35,404

Total revenues	70,784	55,077	231,745	160,061

Costs and expenses:
Cost of product sold	5,638	5,241	19,551	15,446
Cost of royalties and other	360	423	1,060	693
Research and development	40,703	60,144	142,141	182,580
Selling, marketing and distribution	42,462	32,919	114,960	111,437
General and administrative and patent costs	5,869	5,857	17,474	17,535

Total costs and expenses	95,032	104,584	295,186	327,691

Loss from operations	(24,248)	(49,507)	(63,441)	(167,630)
Other income (expense):
Interest income	1,136	3,331	4,941	12,253
Interest expense	(11,909)	(15,691)	(39,220)	(50,037)
Debt conversion expense	—	—	—	(63,258)
Gain on early extinguishment of debt	—	38,950	—	38,950
Loss on redemption of debt	(4,645)	—	(4,645)	—
Equity in investee (losses)	(859)	(304)	(1,701)	(1,501)
Other income (expense), net	2,037	(389)	2,028	(1,012)

Net loss	$(38,488)	$(23,610)	$(102,038)	$(232,235)

Basic and diluted net loss per common share	$(0.45)	$(0.28)	$(1.21)	$(2.82)
Shares used in computing basic and diluted net loss per common share:
Basic and diluted	84,783	84,110	84,534	82,456

The accompanying notes are an integral part of the consolidated financial statements

SEPRACOR INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	Nine Months Ended
	September 30, 2003	September 30, 2002
Cash flows from operating activities:
Net loss	$(102,038)	$(232,235)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,575	13,991
Provision for bad debt	219	151
Equity in investee losses	1,701	1,501
Debt conversion expense	—	63,258
Gain on early extinguishment of debt	—	(38,950)
Loss on redemption of debt	4,645	—
Loss (gain) on disposal of property and equipment	(6)	212
Gain on sale of long-term investment	(2,227)	—
Other	—	907
Changes in operating assets and liabilities:
Accounts receivable	(8,000)	(5,421)
Inventories	871	2,357
Other current assets	(1,435)	(6,383)
Accounts payable	5,832	(20,207)
Accrued expenses	(14,493)	(4,496)
Other current liabilities	3,721	601
Other liabilities	438	—

Net cash used in operating activities	(96,197)	(224,714)

Cash flows from investing activities:
Purchases of short and long-term investments	(235,179)	(228,311)
Sales and maturities of short and long-term investments	278,982	235,535
Additions to property and equipment	(3,501)	(25,932)
Proceeds from sale of property and equipment	90	—
Additions to patents and intangible assets	(144)	—
Changes in other assets	48	(586)

Net cash provided by (used in) investing activities	40,296	(19,294)

Cash flows from financing activities:
Repurchase of convertible subordinated debentures	(115,770)	(76,718)
Net proceeds from issuance of common stock	5,811	3,420
Costs associated with sale of 5% convertible subordinated debentures	—	(329)
Repayments of long-term debt and capital leases	(788)	(763)

Net cash used in financing activities	(110,747)	(74,390)

Effect of exchange rate changes on cash and cash equivalents	(469)	(163)

Net decrease in cash and cash equivalents	(167,117)	(318,561)
Cash and cash equivalents at beginning of period	$375,438	$715,082

Cash and cash equivalents at end of period	$208,321	$396,521

Non cash activities:
Conversion of convertible subordinated debt to shares of common stock	—	$147,000
Interest due on convertible subordinated debt converted into shares of common stock	—	$2,837
Additions to capital leases	—	$843

The accompanying notes are an integral part of the consolidated financial statements

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1. Basis of Presentation

        The accompanying consolidated interim financial statements are unaudited and have been prepared on a basis substantially consistent with the audited financial statements. Certain information and footnote disclosures normally included in our annual financial statements have been condensed or omitted. The year-end consolidated condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The consolidated interim financial statements, in the opinion of our management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for the interim periods ended September 30, 2003 and 2002. Certain prior amounts have been reclassified to conform with current year presentation.

        The consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries, including Sepracor Canada Limited. We also have an investment in BioSphere Medical, Inc., referred to in this report as BioSphere, which we record under the equity method.

        The consolidated results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year. These consolidated interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2002, which are contained in our annual report on Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission.

        The preparation of financial statements in conformity with generally accepted accounting principles requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, our management evaluates its estimates, including those related to revenue recognition, accounts receivable, inventories, investments and intangible assets. Management bases these estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

2. Recent Accounting Pronouncements

        In July 2002, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standard, or SFAS, No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Our adoption of SFAS No. 146, effective January 1, 2003, has had no material impact on our financial statements through September 30, 2003.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which addresses financial accounting and reporting for the recording of expenses for the fair value of stock options. SFAS No. 148 provides alternative methods of transition for a voluntary change to a fair value based method of accounting for stock-based employee compensation. Additionally, SFAS No. 148 requires more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The provisions of this statement are effective for fiscal years ending after December 15, 2002. While we have not elected to adopt fair value accounting for our stock-based compensation, we have complied with the new disclosure requirements under SFAS No. 148 and provide interim disclosure on the effects of stock-based compensation in this report.

        Also during 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", referred to as FIN 45. FIN 45 elaborates on the existing disclosure requirements for most guarantees and clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligation it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. We have no history of any claims or losses under FIN 45 and therefore have no liabilities recorded for guarantees at September 30, 2003. Therefore, the adoption of FIN 45 has not had a material impact on our financial position, results of operations or cash flows.

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB 51", referred to as FIN 46. The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than voting rights ("variable interest entities" or "VIEs") and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity for which either: (a) the equity investors (if any) do not have a controlling financial interest; or (b) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. We are required to apply FIN 46 to all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, we are required to apply FIN 46 on December 31, 2003. The adoption of FIN 46 is not expected to have a material effect on our financial statements.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in Statement 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FIN 45 and (4) amends certain other existing pronouncements. The provisions of this statement are effective for us for contracts entered into or modified after June 30, 2003. Our adoption of SFAS No. 149 has not had a material effect on our financial statements.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within the scope of SFAS No. 150 as a liability (or an asset in some circumstances). Many of the instruments that fall within the scope of SFAS No. 150 were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is generally effective at the beginning of the first interim period beginning after June 15, 2003. Our adoption of SFAS No. 150 has not had a material effect on our financial statements.

3. Basic and Diluted Net Loss Per Common Share

        Basic earnings (loss) per share, or EPS, excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based upon the weighted average number of common shares outstanding during the period plus the additional weighted average common equivalent shares during the period. Common equivalent shares are not included in the per share calculations where the effect of their inclusion would be anti-dilutive. Common equivalent shares result from the assumed conversion of preferred stock and convertible subordinated debentures and notes and the assumed exercise of outstanding stock options, the proceeds of which are then assumed to have been used to repurchase outstanding stock options using the treasury stock method.

        For the three and nine months ended September 30, 2003 and 2002, we calculated basic and diluted net loss per common share based on the weighted-average number of common shares outstanding during the period because the effect of common stock equivalents would be anti-dilutive. We did not include certain securities in the computation of diluted earnings per share for the three and nine months ended September 30, 2003 and 2002 because they would have an anti-dilutive effect due to net losses for such periods. These excluded securities include the following:

  a.
  Options to purchase shares of common stock:

(in thousands, except price per share data)	September 30, 2003	September 30, 2002
Number of options	13,616	8,995
Price range per share	$2.50 to $87.50	$2.50 to $92.25
  b.
  Shares of common stock reserved for issuance upon conversion of convertible subordinated debt:

(in thousands)	September 30, 2003	September 30, 2002
7% convertible subordinated debentures due 2005	—	2,043
5% convertible subordinated debentures due 2007	4,763	4,763
5.75% convertible subordinated notes due 2006	7,166	7,166

	11,929	13,972

4. Accounting for Stock-Based Compensation

        We have elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", referred to as APB 25, and related interpretations, in accounting for our stock-based compensation plans, rather than the alternative fair value accounting method provided for under FASB SFAS No. 123, "Accounting for Stock-Based Compensation". Under APB 25, when the exercise price of options granted under stock-based compensation plans equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

        If we had applied the fair value recognition provisions of SFAS No. 123 and determined the compensation costs for stock options issued to employees based on the estimated fair value upon grant as calculated in accordance with SFAS No. 123, our reported net loss and basic and diluted net loss per common share for the three and nine months ended September 30, 2003 and 2002 would have been adjusted to the pro forma amounts set forth in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)
	2003	2002	2003	2002
Net loss attributable to common stockholders	$(38,488)	$(23,610)	$(102,038)	$(232,235)
Total stock-based employee compensation expense determined under fair value based method for all awards	(16,025)	(14,076)	(45,405)	(42,228)

Pro forma net loss	$(54,513)	$(37,686)	$(147,443)	$(274,463)

Amounts per common share:
Basic and diluted—as reported	$(0.45)	$(0.28)	$(1.21)	$(2.82)
Basic and diluted—pro forma	$(0.64)	$(0.45)	$(1.74)	$(3.33)

5. Inventories

        Inventories consist of the following:

(in thousands)	September 30, 2003	December 31, 2002
Raw materials	$1,534	$1,828
Work in progress	1,050	1,509
Finished goods	4,543	4,623

	$7,127	$7,960

6. Patents and Other Intangible Assets

        The following schedule details the carrying value of our patents and other intangible assets as of September 30, 2003 and December 31, 2002:

(in thousands)	September 30, 2003	December 31, 2002
Gross patents and other intangible assets	$42,194	$42,050
Accumulated amortization patents and other intangible assets	(17,700)	(14,933)

Total patents and other intangible assets	$24,494	$27,117

        Amortization expense was $937,000 and $997,000 for the three months ended September 30, 2003 and 2002, respectively, and $2.8 million and $2.9 million for the nine months ended September 30, 2003 and 2002, respectively. We currently estimate that our amortization expense will be $937,000, $3.8 million, $3.8 million, $3.8 million and $3.8 million for the remainder of 2003 and for the years ending December 31, 2004, 2005, 2006 and 2007, respectively.

7. Convertible Subordinated Debt

        Our outstanding convertible subordinated debt consists of the following:

(in thousands)	September 30, 2003	December 31, 2002
7% convertible subordinated debentures due 2005	—	$111,870
5% convertible subordinated debentures due 2007	$440,000	440,000
5.75% convertible subordinated notes due 2006	430,000	430,000

	$870,000	$981,870

        On July 10, 2003, we redeemed the remaining outstanding $111.9 million face value of our 7% convertible subordinated debentures due 2005 for aggregate cash consideration of $115.2 million, excluding accrued interest. As a result of this redemption, we recorded a loss in other income of approximately $4.6 million, including the write-off of $1.3 million of deferred financing costs, in the third quarter of 2003.

        In connection with each convertible subordinated debt offering, we incurred deferred finance costs that we have recorded as other assets on our balance sheet and are amortizing over the respective term of each convertible debt offering. Amortization of deferred finance costs was $1.1 million and $1.3 million for the three months ended September 30, 2003 and 2002, respectively, and $3.5 million and $4.3 million for the nine months ended September 30, 2003 and 2002, respectively.

8. Comprehensive Loss

        Total comprehensive loss is comprised of net loss, net currency translation adjustments and net unrealized gain (loss) on available-for-sale securities.

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
Comprehensive loss:
Net loss	$(38,488)	$(23,610)	$(102,038)	$(232,235)
Cumulative foreign currency translation adjustment	(239)	(57)	(344)	(163)
Unrealized gain (loss) on available-for-sale securities	4,310	(8,443)	11,050	(20,797)

Total comprehensive loss	$(34,417)	$(32,110)	$(91,332)	$(253,195)

9. Commitments and Contingencies

        Since November 15, 2002, eight purported class action lawsuits have been filed in the United States District Court for the District of Massachusetts against us and several of our current and former officers and directors. The complaints were filed allegedly on behalf of persons who purchased our common stock and/or debt securities during different time periods, beginning on various dates, the earliest of which is May 17, 1999, and all ending on March 6, 2002. The complaints are similar and allege violations of the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder by the Securities and Exchange Commission. Primarily the complaints allege that the defendants disseminated to the investing public false and misleading statements relating to the testing, safety and likelihood of approval of SOLTARA™, our nonsedating antihistamine drug candidate. On April 11, 2003, two consolidated amended complaints were filed, one on behalf of the purchasers of our common stock, the other on behalf of the purchasers of our debt securities. The consolidated amended complaints reiterate the allegations contained in the previously filed complaints and define the alleged class periods as May 17, 1999 through March 6, 2002. We filed a motion to dismiss both consolidated amended complaints on May 27, 2003, the plaintiffs opposed the motion and a hearing has been scheduled on the matter for November 24, 2003.

        As permitted under Delaware Law, our Restated Certificate of Incorporation, as amended, provides that we will indemnify our officers and directors for certain claims asserted against them in connection with their service as an officer or director of Sepracor. The indemnification does not apply if the person is adjudicated not to have acted in good faith in the reasonable belief that his or her actions were in our best interests. The indemnification obligation survives termination of the indemnified persons' role as an officer or director. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have director and officer insurance policies that, in most cases, would limit our exposure and enable us to recover a portion of any future amounts paid. As a result of the insurance coverage, the estimated fair value of these indemnification agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of September 30, 2003.

        We enter into indemnification provisions under our agreements with other companies in our ordinary course of business, typically with business partners, contractors, clinical sites and customers. Under these provisions, we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is generally unlimited. We have no history of any claims or losses related to these agreements and therefore have no liabilities recorded for these agreements as of September 30, 2003.

10. Subsequent Event

        On November 12, 2003, we received notification from the United States Food and Drug Administration that the agency now anticipates completing its review of the ESTORRA™ brand eszopiclone New Drug Application on or before February 29, 2004, which is a three-month extension of the original Prescription Drug User Fee Act date of November 30, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This quarterly report on Form 10-Q contains, in addition to historical information, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties and are not guarantees of future performance. Our actual results could differ significantly from the results we discuss in these forward-looking statements. See the section entitled "Factors Affecting Future Operating Results" below for a discussion of important factors that could cause our actual results to differ materially from the results we discuss in our forward-looking statements.

OVERVIEW

        We are a research-based pharmaceutical company dedicated to treating and preventing human disease through the discovery, development and commercialization of innovative pharmaceutical compounds. Our drug development program has yielded an extensive portfolio of pharmaceutical compounds that are focused on the treatment of respiratory, urology and central nervous system disorders. Our corporate headquarters are located in Marlborough, Massachusetts.

        The consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries, including Sepracor Canada Limited. We also have an investment in BioSphere Medical, Inc., which we refer to as BioSphere, which we record under the equity method.

        On January 31, 2003, we submitted a New Drug Application, or NDA, to the United States Food and Drug Administration, or FDA, seeking clearance to market ESTORRA brand eszopiclone 2mg and 3mg tablets for the treatment of transient and chronic insomnia. On April 2, 2003, we announced that the FDA accepted for filing our NDA for ESTORRA. On April 17, 2003, we announced that the FDA had notified us that the Prescription Drug User Fee Act, or PDUFA, date for ESTORRA is November 30, 2003. This is the date by which the FDA is expected to review and act on a filed complete drug application. The term "review and act on" is understood to mean the issuance of a complete action letter after the complete review of a filed complete application. On November 12, 2003, we received notification from the FDA that the agency now anticipates completing its review of the ESTORRA NDA on or before February 29, 2004, which is a three-month extension of the original PDUFA date of November 30, 2003. It is our understanding that this extension is not related to any specific questions concerning safety or efficacy. If the FDA issues an approvable letter for ESTORRA, we expect to expand our primary care sales force in anticipation of marketing ESTORRA to primary care physicians and psychiatrists, the principal prescribers of sleep medications. If the FDA delays or denies approval of our NDA for ESTORRA, then commercialization of ESTORRA may be delayed or terminated, which could have a material adverse effect on our business.

        In June 2002, we initiated a stock option exchange program for our employees, excluding members of the board of directors and officers, and filed a Schedule TO-I relating to the stock option exchange program with the Securities and Exchange Commission. Under the terms of this program, we agreed to grant to eligible employees six months and one day after our acceptance of surrendered stock options a stock option to purchase one share of our common stock for every one share for which a surrendered stock option was exercisable. On July 17, 2002, we accepted for exchange stock options, held by certain of our employees, to purchase an aggregate of 4,268,542 shares of our common stock. On January 21, 2003, we issued new stock options to purchase an aggregate of 4,066,940 shares of our common stock at an exercise price of $12.93, which was the closing price of our common stock on January 21, 2003.

        In August 2002, we signed an agreement with MedPointe, Inc. for the co-promotion of ASTELIN® (azelastine HCl), a nasal-spray antihistamine. On June 2, 2003, we signed an amendment to the agreement for ASTELIN. Under the remaining two years of the agreement, as amended, our sales force will continue to market ASTELIN, we will receive a percentage of ASTELIN net sales above agreed upon quarterly baseline sales levels and we will continue to be reimbursed for certain promotional and training expenses. Upon signing this amendment, we received an upfront, nonrefundable payment of $1,750,000. We will recognize this upfront payment as revenue ratably over the remaining two years of the agreement, as amended. In the three and nine months ended September 30, 2003, we recorded $219,000 and $438,000, respectively, as revenue related to this upfront payment. For the three and nine months ended September 30, 2003, we recorded co-promotion revenue of $3,552,000 related to our co-promotion agreement, as amended, with MedPointe.

        In June 2003, we revised our previously estimated cumulative future minimum lease obligation under our facility leases at 33 and 111 Locke Drive, Marlborough, Massachusetts, and recorded an additional $1,405,000 related to changes in our estimated future sublease income. During 2002, we had accrued $2,263,000 as our estimated cumulative future minimum lease obligation under these leases, net of estimated future sublease rental income through the term of the leases. In aggregate, we have recorded $3,668,000 as future minimum lease obligations under these leases and at September 30, 2003 the remaining accrual was $1,639,000.

        On July 10, 2003, we redeemed the remaining outstanding $111,870,000 face value of our 7% convertible subordinated debentures due 2005 for aggregate cash consideration of $115,226,000, excluding accrued interest. Due to this redemption, we recorded a loss in other income of approximately $4,645,000, including the write-off of $1,289,000 of deferred financing costs, in the third quarter of 2003.

        In July 1998, we entered into a license agreement with Janssen Pharmaceutical NV, a wholly-owned subsidiary of Johnson & Johnson, granting Janssen exclusive worldwide rights to our patents covering ticalopride, formerly known as (+)- norcisapride, an isomer of the active metabolite of Janssen's PROPULSID®. In April 2001, we were notified by Janssen that it had suspended clinical trials of ticalopride for the treatment of gastroesophageal reflux disease, or GERD, pending further analysis of a small number of adverse events reported in GERD and diabetic patients. In October 2003, we were notified by Janssen that its investigational new drug application, or IND, for ticalopride had been placed on inactive status and that Janssen had terminated development of ticalopride.

Critical Accounting Policies

        We identified critical accounting policies in our annual report on Form 10-K for the year ended December 31, 2002. These critical accounting policies relate to product revenue recognition, royalty revenue recognition, rebate and return reserves, patents, intangibles and other assets, accounts receivable and bad debt, induced conversion of debt and inventory write-downs. These policies require us to make estimates in the preparation of our financial statements as of a given date. Because of the uncertainty inherent in these matters, our actual results could differ from the estimates we use in applying the critical accounting policies. Within the context of these critical accounting policies, we are not currently aware of any reasonably likely events or circumstances that would result in us reporting materially different amounts. Additionally, we identify in the next paragraph an addition to our critical accounting policies for revenue recognition during the nine-month period ended September 30, 2003 to reflect revenue recognition for co-promotion agreement revenue, which became significant during the quarter ended September 30, 2003.

        License fees and other revenue include non-refundable upfront license fees, co-promotion agreement revenue, milestones and other revenue. Co-promotion revenue is recognized when cash is received from our co-promotion partner, usually one quarter in arrears from when the revenue is recognized by our co-promotion partner, due to the difficulty for us to estimate our co-promotion revenue in the current quarter since our co-promotion revenue is based on product sales recognized by our co-promotion partner.

Three Month Periods ended September 30, 2003 and 2002

        Product revenues were $53,097,000 and $42,530,000 for the three months ended September 30, 2003 and 2002, respectively, an increase of approximately 25%. The increase for the three-month period ended September 30, 2003 as compared with the same period in 2002 is due primarily to an increase in unit volume sales of XOPENEX® of approximately 32%, offset by a decrease in the net selling price per unit of XOPENEX of approximately 6%. The decrease in the net selling price per unit of XOPENEX is due primarily to an increase in sales rebates and allowances of approximately 11%, which are accounted for as a reduction to gross product sales, offset by a gross unit price increase of approximately 8%. The increase in sales rebates and allowances is due primarily to an increase in Medicaid allowances of approximately 59% that are impacted materially by our sales of 1.25 mg XOPENEX product as the rebate per unit on this dosage is higher than the rebate per unit on our other dosages of XOPENEX. Gross unit sales of our 1.25 mg XOPENEX product increased by approximately 62% for the three months ended September 30, 2003 as compared with the same period in 2002. We believe that the increase in total XOPENEX unit volume is due to (1) market share increases that can be attributed to increased demand for XOPENEX as a result of positive experiences reported by patients and physicians, (2) our targeted marketing to high volume prescribers and (3) our increase in the number of sales representatives.

        Royalties and other revenues were $17,687,000 and $12,547,000 for the three months ended September 30, 2003 and 2002, respectively, an increase of approximately 41%. The increase for the three months ended September 30, 2003 as compared with the same period in 2002 is primarily due to the recognition in the third quarter of 2003 of $3,552,000 of ASTELIN co-promotion revenue related to our amended agreement with MedPointe. In addition, royalties that we earned on sales of ALLEGRA® under an agreement with Aventis increased in the three months ended September 30, 2003 as compared with the same period in 2002. The increase in these royalties resulted from an increase in the volume of sales of ALLEGRA in Japan.

        Cost of product sold, as a percentage of product sales, was approximately 11% and 12% for the three months ended September 30, 2003 and 2002, respectively. The decrease for the three months ended September 30, 2003 as compared with the same period in 2002 is due primarily to lower per unit manufacturing costs for XOPENEX resulting from an increase in the number of units of XOPENEX produced, offset by an approximately 6% lower average net selling price per unit of XOPENEX.

        Research and development expenses were $40,703,000 and $60,144,000 for the three months ended September 30, 2003 and 2002, respectively, a decrease of approximately 32%. The decrease for the three months ended September 30, 2003 as compared with the same period in 2002 is partially due to our decreased spending on ESTORRA brand eszopiclone, for which we submitted an NDA to the FDA in January 2003. The decrease is also due to our decreased spending on our (S)-oxybutynin and SOLTARA™ brand tecastemizole programs. The (S)-oxybutynin clinical program has been delayed in order for us to focus on later stage pipeline products and SOLTARA related spending is slowing as planned studies near completion. Our decreased spending in these programs was partially offset by our increased spending on the XOPENEX metered-dose inhaler, or MDI, and arformoterol (formerly (R,R)-Formoterol) programs.

        Drug development and approval in the United States is a multi-step process regulated by the FDA. The process begins with the filing of an Investigational New Drug Application, or IND, which, if successful, allows opportunity for clinical study of the potential new drug. Clinical development typically involves three phases of study: Phase I, II and III. The most significant costs in clinical development are in the Phase III clinical trials as they tend to be the longest and largest studies in the drug development process. Following successful completion of Phase III clinical trials, an NDA must be submitted to, and accepted by, the FDA, and the FDA must approve the NDA, prior to commercialization of the drug. As further discussed below, we currently have three product candidates in Phase III clinical trials, one NDA submitted in January 2003 and currently under FDA review and one NDA recently reviewed by the FDA and subject to a "not approvable" letter. The successful development of our product candidates is highly uncertain. An estimation of product completion dates and completion costs can vary significantly for each product candidate and are difficult to predict. The lengthy process of seeking FDA approvals, and the subsequent compliance with applicable statutes and regulations, require the expenditure of substantial resources. Any failure by us to obtain, or delay in obtaining, regulatory approvals could materially adversely affect our business. We cannot assure you that we will obtain any approval required by the FDA on a timely basis, if at all.

        For additional discussion of the risks and uncertainties associated with completing development of potential product candidates, see "Factors Affecting Future Operating Results".

        Below is a summary of our product candidates and the related stages of development for each product candidate in clinical development. The "Estimate of Completion of Phase" column contains forward-looking statements regarding timing of completion of product development phases. Completion of product development, if successful, culminates in the submission of an NDA to the FDA. The actual timing of completion of phases could differ materially from the estimates provided in the table. The table is sorted by highest to lowest spending amounts for the three months ended September 30, 2003, and the five product candidates listed accounted for approximately 91% of our direct project research and development spending during this period.

Product Candidate	Indication	Phase of Development	Estimate of Completion of Phase
XOPENEX MDI	Respiratory—Asthma	Phase III	2004
Arformoterol	Respiratory—COPD	Phase III	2004
SOLTARA (tecastemizole)	Respiratory—Allergies	NDA	2004	*
ESTORRA (eszopiclone)	Insomnia	NDA	2003	***
(S)-Oxybutynin	Urology—Incontinence	Phase III		**

*
We received a "not-approvable" letter for SOLTARA from the FDA in March 2002. We have conducted additional preclinical and clinical studies to support a possible amendment to the SOLTARA NDA and we are evaluating the results. Upon completion of our evaluation, we will determine if we are in a position to amend the SOLTARA NDA. We do not expect the SOLTARA NDA to receive FDA approval, if at all, before 2005.

**
Future clinical studies related to (S)-oxybutynin are on hold pending further review of the program. We are unable to estimate completion of phase.

***
We submitted the ESTORRA NDA to the FDA in January 2003 and the FDA accepted the NDA for filing in April 2003.

        Selling, marketing and distribution expenses were $42,461,000 and $32,919,000 for the three months ended September 30, 2003 and 2002, respectively, an increase of approximately 29%. The increase for the three months ended September 30, 2003 as compared with the same period in 2002 is primarily due to an increase in XOPENEX sales commission expense paid to internal sales representatives and to a third-party sales contractor in 2003. The increase in sales commission resulted from the increase in sales of XOPENEX.

        General and administrative and patent expenses were $5,870,000 and $5,857,000 for the three months ended September 30, 2003 and 2002. For the three months ended September 30, 2003 as compared with the same period in 2002, an increase in directors and officers liability insurance costs incurred in 2003, which are the result of an overall increase in insurance premiums in 2003, was offset by a decrease in rent expense in 2003, resulting from our move to our new corporate headquarters in June 2002.

        Interest income was $1,136,000 and $3,331,000 for the three months ended September 30, 2003 and 2002, respectively. The decrease for the three months ended September 30, 2003 as compared to September 30, 2002 is due primarily to lower average cash and short and long-term investment balances available for investment and a slight decrease in the interest earned on investments in 2003.

        Interest expense was $11,909,000 and $15,691,000 for the three months ended September 30, 2003 and 2002, respectively. The decrease for the three months ended September 30, 2003 as compared with the same period in 2002 is due to lower outstanding average balances on all of our convertible debentures, particularly on the 7% convertible subordinated debentures due 2005. The average outstanding balance on the 7% convertible subordinated debentures in the third quarter of 2003 was $55,935,000 as compared to the average outstanding balance in the third quarter of 2002 of approximately $185,273,000. On July 10, 2003, we redeemed the remaining outstanding $111,870,000 face value of subordinated debentures due 2005. This decrease in the outstanding balance on the 7% convertible subordinated debentures comprises approximately $2,263,000, or 60%, of the decrease in interest expense for the three months ended September 30, 2003 as compared to the same period in 2002.

        Gain on early extinguishment of debt was $0 and $38,950,000 for the three months ended September 30, 2003 and 2002, respectively. The gain in the three months ended September 30, 2002 resulted from our repurchase of approximately $115,374,000 of our 7% convertible subordinated debentures in privately negotiated transactions during the third quarter of 2002. The gain represents the difference between the face value of the debentures repurchased and the $76,718,000 paid in cash to the holders of the debentures, less accrued interest and deferred financing cost adjustments.

        Loss on debt redemption was $4,645,000 and $0 for the three months ended September 30, 2003 and 2002, respectively. The loss in the three months ended September 30, 2003 resulted from our redemption of the remaining outstanding $111,870,000 face value of our 7% convertible subordinated debentures due 2005 for aggregate cash consideration of $115,226,000, excluding accrued interest. Included in the loss of $4,645,000 is the write-off of $1,289,000 of deferred financing costs related to the debentures.

        Equity in investee (losses) were ($859,000) and ($304,000) for the three months ended September 30, 2003 and 2002, respectively. The loss for the three-month periods ended September 30, 2003 and 2002 represents our portion of BioSphere losses.

Nine Month Periods ended September 30, 2003 and 2002

        Product revenues were $186,603,000 and $124,657,000 for the nine months ended September 30, 2003 and 2002, respectively, an increase of approximately 50%. The increase for the nine-month period ended September 30, 2003 as compared with the same period in 2002 is due primarily to an increase in unit volume sales of XOPENEX® of approximately 48% combined with an increase in the net selling price per unit of XOPENEX of approximately 1%. The increase in the net selling price per unit of XOPENEX is due primarily to a gross unit price increase of approximately 9%, offset by an increase in sales rebates and allowances of approximately 7%, which are accounted for as a reduction to gross product sales. The increase in sales rebates and allowances is due primarily to an increase in Medicaid allowances of approximately 75% that are materially impacted by our sales of 1.25 XOPENEX product as the rebate per unit on this dosage is higher than the rebate per unit on our other dosages of XOPENEX. Gross unit sales of our 1.25 mg XOPENEX product increased by approximately 94% for the nine months ended September 30, 2003 as compared with the same period in 2002. We believe that the increase in total XOPENEX unit volume is due to (1) market share increases that can be attributed to increased demand for XOPENEX as a result of positive experiences reported by patients and physicians, (2) our targeted marketing to high volume prescribers and (3) our increase in the number of sales representatives.

        Royalties and other revenues were $45,142,000 and $35,404,000 for the nine months ended September 30, 2003 and 2002, respectively, an increase of approximately 28%. The increase for the nine months ended September 30, 2003 as compared with the same period in 2002 is due primarily to increased royalties that we earned on sales of CLARINEX under an agreement with Schering-Plough Corporation. The increase in royalties resulted from an increase in the volume of sales of CLARINEX, which was launched in January 2002. In addition, we recognized $3,552,000 of ASTELIN co-promotion revenue related to our amended agreement with MedPointe in 2003.

        Cost of product sold, as a percentage of product sales, was approximately 10% and 12% for the nine months ended September 30, 2003 and 2002, respectively. The decrease for the nine months ended September 30, 2003 as compared with the same period in 2002 is due primarily to lower per unit manufacturing costs for XOPENEX resulting from an increase in the number of units of XOPENEX produced and also due to an approximately 1% higher average net selling price per unit of XOPENEX.

        Research and development expenses were $142,141,000 and $182,580,000 for the nine months ended September 30, 2003 and 2002, respectively, a decrease of approximately 22%. The decrease for the nine months ended September 30, 2003 as compared with the same period in 2002 is partially due to our decreased spending on ESTORRA brand eszopiclone, for which we submitted an NDA to the FDA in January 2003, and also due to our decreased spending on our (S)-oxybutynin and SOLTARA brand tecastemizole programs. The (S)-oxybutynin clinical program has been delayed in order for us to focus on later stage pipeline products and SOLTARA related spending is slowing as planned studies near completion. Our decreased spending in these programs was partially offset by our increased spending on the XOPENEX MDI and arformoterol programs.

        Below is a summary of our product candidates and the related stages of development for each product candidate in clinical development. The "Estimate of Completion of Phase" column contains forward-looking statements regarding timing of completion of product development phases. Completion of product development, if successful, culminates in the submission of an NDA to the FDA. The actual timing of completion of phases could differ materially from the estimates provided in the table. The table is sorted by highest to lowest spending amounts for the nine months ended September 30, 2003, and the five product candidates listed accounted for approximately 86% of our direct project research and development spending during this period.

Product Candidate	Indication	Phase of Development	Estimate of Completion of Phase
XOPENEX MDI	Respiratory—Asthma	Phase III	2004
Arformoterol	Respiratory—COPD	Phase III	2004
SOLTARA (tecastemizole)	Respiratory—Allergies	NDA	2004	*
ESTORRA (eszopiclone)	Insomnia	NDA	2003	***
(S)-Oxybutynin	Urology—Incontinence	Phase III		**

*
We received a "not-approvable" letter for SOLTARA from the FDA in March 2002. We have conducted additional preclinical and clinical studies to support a possible amendment to the SOLTARA NDA and we are evaluating the results. Upon completion of our evaluation, we will determine if we are in a position to amend the SOLTARA NDA. We do not expect the SOLTARA NDA to receive FDA approval, if at all, before 2005.

**
Future clinical studies related to (S)-oxybutynin are on hold pending further review of the program. We are unable to estimate completion of phase.

***
We submitted the ESTORRA NDA to the FDA in January 2003 and the FDA accepted the NDA for filing in April 2003.

        Selling, marketing and distribution expenses were $114,960,000 and $111,437,000 for the nine months ended September 30, 2003 and 2002, respectively, an increase of approximately 3%. The increase for the nine months ended September 30, 2003 as compared with the same period in 2002 is primarily due to an increase in XOPENEX sales commission expense paid to internal sales representatives and to a third-party sales contractor for the nine months ended September 30, 2003. Offsetting the increase in sales commission expense are significant decreases in our recruiting costs in 2003. In the first quarter of 2002, we expanded our direct sales force by approximately 225 people, which caused us to incur significant recruiting costs. The recruiting costs in the 2002 period related to increases in our sales force for commercialization of XOPENEX and also to the anticipated launch and commercialization of SOLTARA, for which we received a "not approvable" letter from the FDA in March 2002.

        General and administrative and patent expenses were $17,474,000 and $17,535,000 for the nine months ended September 30, 2003 and 2002, respectively. The slight decrease for the nine months ended September 30, 2003 as compared with the same period in 2002 is primarily due to a decrease in amortization of deferred financing costs as a result of the exchange of $147,000,000 of convertible subordinated debt for our common stock in March and April 2002, offset by an increase in our directors and officers liability insurance costs.

        Interest income was $4,941,000 and $12,253,000 for the nine months ended September 30, 2003 and 2002, respectively. The decrease for the nine months ended September 30, 2003 as compared with September 30, 2002 is due primarily to lower average cash and short and long-term investment balances available for investment and a slight decrease in the interest rate earned on investments in 2003.

        Interest expense was $39,220,000 and $50,037,000 for the nine months ended September 30, 2003 and 2002, respectively. The decrease for the nine months ended September 30, 2003 is due to lower outstanding average balances on all of our convertible debentures, particularly on the 7% convertible subordinated debentures due 2005. The average outstanding balance on the 7% convertible subordinated debentures in the first nine months of 2003 was $55,935,000 as compared to the average outstanding balance in the first nine months of 2002 of approximately $213,773,000. This decrease in the outstanding balance on the 7% convertible subordinated debentures comprises approximately $8,286,000, or 77%, of the decrease in interest expense for the nine months ended September 30, 2003 as compared to the same period in 2002.

        Debt conversion expense was $0 and $63,258,000 for the nine months ended September 30, 2003 and 2002, respectively. During March and April 2002, we exchanged approximately $147,000,000 of our convertible subordinated debt in privately negotiated transactions, for approximately 5,712,000 shares of our common stock. The debt conversion expense represents the inducement costs of the fair market value of the 3,415,561 shares of our common stock issued as a conversion inducement to the debt holders.

        Gain on early extinguishment of debt was $0 and $38,950,000 for the nine months ended September 30, 2003 and 2002, respectively. The gain resulted from our repurchase of approximately $115,374,000 of our 7% convertible subordinated debentures in privately negotiated transactions during the nine months ended September 30, 2002. The gain represents the difference between the face value of the debentures repurchased and the $76,718,000 paid in cash to the holders of the debentures, less accrued interest and deferred financing cost adjustments.

        Loss on debt redemption was $4,645,000 and $0 for the nine months ended September 30, 2003 and 2002, respectively. The loss resulted from our redemption of our remaining outstanding $111,870,000 face value of our 7% convertible subordinated debentures due 2005 for aggregate cash consideration of $115,226,000, excluding accrued interest. Included in the loss of $4,645,000 is the write-off of $1,289,000 of deferred financing costs related to the debentures.

        Equity in investee (losses) were ($1,701,000) and ($1,501,000) for the nine months ended September 30, 2003 and 2002, respectively. The loss for the nine-month periods ended September 30, 2003 and 2002 represents our portion of BioSphere losses.

Recent Accounting Pronouncements

        In July 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 148 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date the company commits to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Our adoption of SFAS No. 146, effective January 1, 2003, has not had a material impact on our financial statements through September 30, 2003.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure," which addresses financial accounting and reporting for the recording of expenses for the fair value of stock options. SFAS No. 148 provides alternative methods of transition for a voluntary change to a fair value based method of accounting for stock-based employee compensation. Additionally, SFAS No. 148 requires more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The provisions of this statement are effective for fiscal years ending after December 15, 2002. While we have not elected to adopt fair value accounting for our stock-based compensation, we have complied with the new disclosure requirements under SFAS No. 148 and provided interim disclosure on the effects of stock-based compensation in this report.

        Also during 2002, the FASB issued FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 elaborates on the existing disclosure requirements for most guarantees, and clarifies that at the time a company issues a guarantee, it must recognize an initial liability for the fair value of the obligation it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. We have no history of any claims or losses under FIN 45 and therefore have no liabilities recorded for guarantees at September 30, 2003. Therefore, the adoption of FIN 45 has not had a material impact on our financial position, results of operations or cash flows.

        In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB 51". The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than voting rights ("variable interest entities" or "VIEs") and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity for which either: (a) the equity investors (if any) do not have a controlling financial interest; or (b) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. We are required to apply FIN 46 to all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, we are required to apply FIN 46 on December 31, 2003. The adoption of FIN 46 is not expected to have a material effect on our financial statements.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in Statement 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FIN 45 and (4) amends certain other existing pronouncements. The provisions of this statement are effective for contracts entered into or modified by us after June 30, 2003. Our adoption of SFAS No. 149 did not have a material effect on our financial statements.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within the scope of SFAS No. 150 as a liability (or an asset in some circumstances). Many of the instruments that fall within the scope of SFAS No. 150 were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise became generally effective for us as of July 1, 2003. Our adoption of SFAS No. 150 has not had a material effect on our financial statements.

Liquidity and Capital Resources

        Cash, cash equivalents and short and long-term investments totaled $358,530,000 at September 30, 2003, compared to $556,434,000 at December 31, 2002.

        The net cash used in operating activities for the nine months ended September 30, 2003 was $96,197,000. The net cash used in operating activities includes a net loss of $102,038,000 adjusted by non-cash charges of $18,907,000. Accounts receivable increased by $7,782,000 due to the timing of customer orders in the third quarter of 2003 as compared to the fourth quarter of 2002. Inventory decreased by $833,000 because our actual third quarter 2003 sales of XOPENEX exceeded our forecast. On a combined basis, accounts payable and accrued expenses decreased by $9,216,000 primarily due to lower research and development costs. Other current liabilities increased by $3,721,000 primarily due to additional accruals for product revenue rebates and return reserves related to XOPENEX revenues and deferred revenue related to the amendment of the ASTELIN agreement with MedPointe, Inc.

        The net cash provided by investing activities for the nine months ended September 30, 2003 was $40,296,000. Cash was provided by net sales and maturities of short and long-term investments of $43,803,000. We also made purchases of property and equipment of $3,501,000.

        The net cash used in financing activities for the nine months ended September 30, 2003 was $110,747,000. We used $115,770,000 to repurchase $111,870,000 face value of subordinated debentures. Repayments of capital lease obligations and long-term debt were $788,000, offset by proceeds from the issuance of our common stock of $5,811,000.

        We currently generate cash from the sale of XOPENEX, from royalties on sales generated by our license agreements, primarily the agreements related to ALLEGRA® and CLARINEX, and from our co-promotion arrangement with MedPointe. We believe our existing cash and the anticipated cash flow from our current strategic alliances and operations will be sufficient to support existing operations at least through 2004. Our actual future cash requirements, however, will depend on many factors, including the progress of our preclinical, clinical, and research programs, the number and breadth of these programs, achievement of milestones under our strategic alliance arrangements, sales of our products, acquisitions, our ability to establish and maintain additional strategic alliances and licensing arrangements, and the progress of our development efforts and the development efforts of our strategic partners. Based on our current operating plan, we believe that we will not be required to raise additional capital to fund the repayment of our outstanding convertible debt when due or to complete any future redemptions, repurchases or conversions of our convertible debt. However, if we are not able to commercialize our current late-stage products, including both ESTORRA and XOPENEX MDI, or if such products do not achieve expected sales levels, we may be required to raise additional funds in order to repay our outstanding convertible debt and there can be no assurance that, if required, we would be able to raise such funds on favorable terms, if at all.

        We do not have any off-balance sheet financing arrangements, nor do we have any transactions, arrangements or other relationships with any VIEs, as currently defined.

        Our contractual obligations disclosure in our annual report on Form 10-K for the year ended December 31, 2002 has not materially changed since we filed that report, except for the redemption on July 10, 2003 of the remaining outstanding $111,870,000 face value of our 7% convertible subordinated debentures due 2005.

Factors Affecting Future Operating Results

        This report includes information consisting of forward-looking statements, including forward-looking statements with respect to the expected timing of completion of phases of development of our drugs under development, the safety, efficacy and potential benefits of our drugs under development, the timing and success of regulatory filings and approvals and the scope and duration of patent protection with respect to these products and information with respect to the other plans and strategies for our business and the business of our subsidiaries and affiliate. The forward-looking statements contained in this report represent our expectations as of the date of this report. Subsequent events will cause our expectations to change. However, while we may elect to update these forward-looking statements, we specifically disclaim any intention or obligation to do so. Important factors that could cause our actual results to differ materially from the forward-looking statements include the following:

        We have never been profitable and we may not be able to generate revenues sufficient to achieve profitability.

        We have not been profitable since inception, and it is possible that we will not achieve profitability. We incurred net losses on a consolidated basis of approximately $102.0 million for the nine months ended September 30, 2003 and $276.5 million for the year ended December 31, 2002. We expect to continue to incur significant operating and capital expenditures. As a result, we will need to generate significant revenues to achieve and maintain profitability. We cannot assure you that we will achieve significant revenues or that we will ever achieve profitability. Even if we do achieve profitability, we cannot assure you that we will be able to sustain or increase profitability on a quarterly or annual basis in the future. If revenues grow more slowly than we anticipate or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial condition will be materially and adversely affected.

        If we or our development partners fail to successfully develop our principal product candidates, we will be unable to commercialize the product candidates and our ability to become profitable will be adversely affected.

        Our ability to achieve profitability will depend in large part on successful development and commercialization of our principal products under development. Failure to successfully commercialize our products and products under development may have a material adverse effect on our business. Before we commercialize any product candidate, we will need to successfully develop the product candidate by completing successful clinical trials, submit an NDA for the product candidate that is accepted by the FDA and receive FDA approval to market the candidate. If we fail to successfully develop a product candidate and/or the FDA delays or denies approval of any submitted NDA or NDA that we submit in the future, then commercialization of our products under development may be delayed or terminated, which could have a material adverse effect on our business.

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

        The FDA is currently reviewing our NDA for ESTORRA brand eszopiclone. On November 12, 2003, we were notified by the FDA that it had extended the PDUFA date for the ESTORRA NDA by three months. We cannot be certain that the FDA will approve the ESTORRA NDA. In March 2002, the FDA issued a "not-approvable" letter for our NDA for SOLTARA brand tecastemizole 15 mg and 30 mg capsules. We have conducted additional preclinical and clinical studies to support a possible amendment to the SOLTARA NDA and we are evaluating the results. Upon completion of our evaluation, we will determine if we are in a position to amend the SOLTARA NDA. There can be no assurance whether or when we will file an amendment or if the FDA will approve SOLTARA.

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

        If any third-party collaborator is not successful in development of our product candidates, we may not realize the potential commercial benefits of the arrangement and our results of operations could be adversely affected.

        We have entered into a collaboration agreement with 3M Drug Delivery Systems Division for the scale-up and manufacturing of XOPENEX HFA MDI and we may enter into additional development collaboration agreements in the future. Under our agreement with 3M, 3M is responsible for manufacturing an MDI formulation of XOPENEX. We are responsible for conducting clinical trials using the 3M manufactured formulation. If the trials are successful, we would be responsible for submitting an NDA to the FDA for XOPENEX HFA MDI. If 3M is unable to manufacture a XOPENEX HFA MDI formulation, or our clinical trials are unsuccessful, we may be unable to proceed with the development of XOPENEX HFA MDI. If 3M, or any future development or commercialization collaborator, does not devote sufficient time and resources to its collaboration arrangement with us, breaches or terminates its agreement with us, fails to perform its obligation to us in a timely manner or is unsuccessful in its development and/or commercialization efforts, we may not realize the potential commercial benefits of the arrangement and our results of operations may be adversely affected. In addition, if regulatory approval of XOPENEX HFA MDI or any other product candidate under development by or in collaboration with a partner is delayed or limited, we may not realize, or may be delayed in realizing, the potential commercial benefits of the arrangement.

        In October 2003, Janssen notified us that its investigational new drug application, or IND, for ticalopride, formerly known as (+)- norcisapride, had been placed on inactive status and that Janssen had terminated development of ticalopride for the treatment of gastroesophageal reflux disease, or GERD, which it had been developing under a license agreement between Janssen and us dated July 1998. As a result of this termination, we will not receive royalties under the Janssen Agreement.

        The royalties we receive under collaboration arrangements could be delayed, reduced or terminated if our collaboration partners terminate, or fail to perform their obligations under, their agreements with us, or if our collaboration partners are unsuccessful in their sales efforts.

        We have entered into collaboration arrangements pursuant to which we license patents to pharmaceutical companies and our revenues under these collaboration arrangements consist primarily of royalties on sales of products. Payments and royalties under these arrangements depend in large part on the commercialization efforts of our collaboration partners in countries where we hold patents, including sales efforts and the maintenance and protection of patents, which we cannot control. If any of our collaboration partners does not devote sufficient time and resources to its collaboration arrangement with us or focuses its efforts in countries where we do not hold patents, we may not realize the potential commercial benefits of the arrangement, our revenues under these arrangements may be less than anticipated and our results of operations may be adversely affected. If any of our collaboration partners was to breach or terminate its agreement with us or fail to perform its obligations to us in a timely manner, the royalties we receive under the collaboration agreement could decrease or cease. Any failure or inability by us to perform, or any breach by us in our performance of, our obligations under a collaboration agreement could reduce or extinguish the royalties and benefits to which we are otherwise entitled under the agreement. Any delay or termination of this type could have a material adverse effect on our financial condition and results of operations because we may lose technology rights and milestone or royalty payments from collaboration partners and/or revenue from product sales, if any, could be delayed, reduced or terminated.

        The approval of the sale of certain medications without a prescription may adversely affect our business.

        In May 2001, an advisory panel to the FDA recommended that the FDA allow certain popular allergy medications to be sold without a prescription. In November 2002, the FDA approved CLARITIN™, an allergy medication, to be sold without a prescription. In the future, the FDA may also allow the sale of other allergy medications without a prescription. The sale of CLARITIN and/or, if allowed, the sale of other allergy medications without a prescription, may adversely affect our business because the market for prescription drugs, including SOLTARA brand tecastemizole, if approved, and ALLEGRA and CLARINEX, for which we receive royalties on sales, may be adversely affected.

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

        All of our revenues from product sales for the nine months ended September 30, 2003 and the year ended December 31, 2002 and substantially all of our product revenues for the years ended December 31, 2001 and December 31, 2000, resulted from sales of XOPENEX. In March 2002, the FDA issued a "not approvable" letter for SOLTARA. If the FDA approves our ESTORRA NDA, which is currently under review, we do not expect to launch ESTORRA until the first half of 2004 at the earliest. Accordingly, we expect that sales of XOPENEX will represent all of our product sales and a majority of our total revenues through at least the end of 2003. We do not have long-term sales contracts with our customers and we rely on purchase orders for sales of XOPENEX. Reductions, delays or cancellations of orders for XOPENEX could adversely affect our operating results. If sales of XOPENEX do not continue to increase, we may not have sufficient revenues to achieve our business plan and our business will not be successful.

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

        We have filed patent applications covering composition of, methods of making and methods of using, single-isomer or active-metabolite forms of various compounds for specific applications. Our revenues under collaboration agreements with pharmaceutical companies depend in part on the existence and scope of issued patents. We may not be issued patents based on patent applications already filed or that we file in the future and if patents are issued, they may be insufficient in scope to cover the products licensed under these collaboration agreements. We do not receive royalty revenue from sales of products licensed under collaboration agreements in countries where we do not have a patent for such products. The issuance of a patent in one country does not ensure the issuance of a patent in any other country. Furthermore, the patent position of companies in the pharmaceutical industry generally involves complex legal and factual questions, and recently has been the subject of much litigation. Legal standards relating to the scope and validity of patent claims are evolving. Any patents we have obtained, or obtain in the future, may be challenged, invalidated or circumvented. Moreover, the United States Patent and Trademark Office, which we refer to as the PTO, may commence interference proceedings involving our patents or patent applications. Any challenge to, or invalidation or circumvention of, our patents or patent applications would be costly, would require significant time and attention of our management and could have a material adverse effect on our business.

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

        In January 2003, we submitted an NDA to the FDA for ESTORRA brand eszopiclone and, in April 2003, the FDA notified us that it had accepted the NDA for filing. The FDA is currently reviewing our ESTORRA NDA. Prior to submission to the FDA of our NDA for ESTORRA, the FDA raised issues regarding completeness of the NDA. In response to these issues, prior to submitting the NDA, we completed additional preclinical studies to support our use of Rhone-Poulenc Rorer's preclinical data package. However, we cannot assure you that we adequately responded to the FDA's concerns or that the eszopiclone NDA will be approved. In addition, on November 12, 2003, the FDA notified us that it had extended the PDUFA date for the ESTORRA NDA by three months. If the FDA delays or denies approval of our NDA for ESTORRA, or delays or denies acceptance or approval of any other NDA that we file in the future, then commercialization of ESTORRA or our other products under development may be delayed or terminated, which could have a material adverse effect on our business.

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

        We currently have limited marketing and sales experience. If we successfully develop and obtain regulatory approval for the products we are currently developing, we may license some of them to large pharmaceutical companies and market and sell through our direct sales forces or through other arrangements, including co-promotion arrangements. We have established a direct sales force to market XOPENEX. We also expect to rely primarily on a direct sales force to market ESTORRA and SOLTARA, if either is approved by the FDA, which would require us to expand our sales force. If we enter into co-promotion arrangements or market and sell additional products directly, we will need to significantly expand our sales force. We have incurred significant expense in expanding our direct sales force and expect to incur additional expense as we further expand. With respect to products under development, including ESTORRA, we expect to incur significant costs in expanding our sales force before the products have been approved for marketing.

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

        If we do not maintain current Good Manufacturing Practices, then the FDA could refuse to approve marketing applications. We do not have the capability to manufacture in sufficient quantities all of the products that may be approved for sale, and developing and obtaining this capability will be time consuming and expensive.

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

        Failure to increase our manufacturing capabilities may mean that even if we develop promising new products, we may not be able to produce them. We currently operate a manufacturing plant, which is compliant with current Good Manufacturing Practices, that we believe can produce commercial quantities of the active pharmaceutical ingredient for XOPENEX and support the production of our other product candidates in amounts needed for our clinical trials. However, we will not have the capability to manufacture in sufficient quantities all of the products that may be approved for sale. Accordingly, we will be required to spend money to expand our current manufacturing facility, build an additional manufacturing facility or contract the production of these drugs to third-party manufacturers.

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

        As of September 30, 2003, our total long-term debt (excluding current portion) was approximately $870.7 million and our stockholders' equity (deficit) was ($477.7) million. Neither the 5% convertible subordinated debentures due 2007 nor the 5.75% convertible subordinated notes due 2006 restricts our ability or our subsidiaries' ability to incur additional indebtedness, including debt that ranks senior to the 5% debentures and the 5.75% notes. Additional indebtedness that we incur may rank senior to or on parity with these debentures and notes in certain circumstances. Our ability to satisfy our obligations will depend upon our future performance, which is subject to many factors, including factors beyond our control. The conversion price for the 5% debentures is $92.38 and the conversion price for the 5.75% notes is $60.00. The current market price for shares of our common stock is significantly below the conversion price of our convertible subordinated debt. If the market price for our common stock does not exceed the conversion price, the holders of the debentures and notes may not convert their securities into common stock.

        Historically, we have had negative cash flow from operations. For the nine months ended September 30, 2003, net cash used in operating activities was approximately $96.2 million. The annual debt service through 2006 on our debentures and notes, assuming no additional securities are converted, redeemed, repurchased or exchanged, is approximately $46.7 million. Unless we are able to generate sufficient operating cash flow to service the debentures and notes, we will be required to raise additional funds or default on our obligations under the debentures and notes. Based on our current operating plan, we believe that we will not be required to raise additional capital to fund the repayment of our outstanding convertible debt when due. However, if we are not able to commercialize our current late-stage product candidates, or if such product candidates, if approved, do not achieve expected sales levels, we may be required to raise additional funds in order to repay our outstanding convertible debt and there can be no assurance that, if required, we would be able to raise the funds on favorable terms, if at all.

        Our 5% debentures and 5.75% notes are currently trading at discounts to their respective face amounts. Accordingly, in order to reduce future cash interest payments, as well as future payments due at maturity, we may, from time to time, depending on market conditions, repurchase additional outstanding convertible debt for cash; exchange debt for shares of Sepracor common stock, warrants, preferred stock, debt or other consideration; or a combination of any of the foregoing. If we exchange shares of our capital stock, or securities convertible into or exercisable for our capital stock, for outstanding convertible debt, the number of shares that we might issue as a result of such exchanges would significantly exceed the number of shares originally issuable upon conversion of such debt and, accordingly, such exchanges would result in material dilution to holders of our common stock. We cannot assure you that we will repurchase or exchange any additional outstanding convertible debt.

        If the estimates we make, and the assumptions on which we rely, in preparing our financial statements prove inaccurate, our actual results may vary from these reflected in our projections and accruals.

        Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses, the amounts of charges accrued by us and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. There can be no assurance, however, that our estimates, or the assumptions underlying them, will be correct. For example, our royalty revenue is recognized based upon our estimates of our collaboration partners' sales during the period and, if these sales estimates are greater than the actual sales that occur during the period, our net income would be reduced. This, in turn, could adversely affect our stock price.

        If sufficient funds to finance our business are not available to us when needed or on acceptable terms, then we may be required to delay, scale back, eliminate or alter our strategy for our programs.

        We may require additional funds for our research and product development programs, operating expenses, repayment of debt, the pursuit of regulatory approvals, license or acquisition opportunities and the expansion of our production, sales and marketing capabilities. Historically, we have satisfied our funding needs through collaboration arrangements with corporate partners and equity and debt financings. These funding sources may not be available to us when needed in the future, and, if available, they may not be on terms acceptable to us. Insufficient funds could require us to delay, scale back or eliminate certain of our research and product development programs or to enter into license agreements with third parties to commercialize products or technologies that we would otherwise develop or commercialize ourselves. Our cash requirements may vary materially from those now planned because of factors including:

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

        We and several of our current and former officers and a current director are named as defendants in several purported class action complaints which have been filed allegedly on behalf of certain persons who purchased our common stock and/or debt securities during different time periods, beginning on various dates, the earliest being May 17, 1999, and all ending on March 6, 2002. These complaints allege violations of the Securities Exchange Act of 1934 and the rules and regulations promulgated thereunder by the Securities and Exchange Commission. Primarily they allege that the defendants made certain materially false and misleading statements relating to the testing, safety and likelihood of FDA approval of SOLTARA. On April 11, 2003, two consolidated amended complaints were filed, one on behalf of the purchasers of our common stock and the other on behalf the purchasers of our debt securities. These consolidated amended complaints reiterate the allegations contained in the previously filed complaints and define the alleged class periods as May 17, 1999 through March 6, 2002. Sepracor filed a motion to dismiss both consolidated amended complaints on May 27, 2003. The plaintiffs opposed the motion and a hearing has been scheduled on the matter for November 24, 2003.

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

        Under the continued listing requirement standard previously utilized by Sepracor, we were required to have minimum net tangible assets of $4.0 million and a minimum bid price of $1.00 for our common stock. Under the new continued listing requirements, the minimum net tangible asset requirement was replaced with a minimum stockholders' equity requirement of $10.0 million and, if a company does not have $10.0 million of stockholders' equity, it is required, among other things, to maintain a minimum bid price of $3.00. At September 30, 2003, we had a stockholders' deficit and, therefore, to continue trading on the NASDAQ National Market we will be required to maintain a minimum bid price of $3.00 for our common stock. If the minimum bid price for our common stock remained below $3.00 for 30 consecutive trading days, we would have 90 calendar days to regain compliance. If we fail to comply with this or the other applicable continued listing requirements, our common stock may be delisted from the NASDAQ National Market.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

        We are exposed to market risk from changes in interest rates and equity prices, which could affect our future results of operations and financial condition. These risks are described in our annual report on Form 10-K for the year ended December 31, 2002. As of November 13, 2003, there have been no material changes to the market risks described in our annual report on Form 10-K for the year ended December 31, 2002. Additionally, we do not anticipate any near-term changes in the nature of our market risk exposures or in our management's objectives and strategies with respect to managing such exposures.

ITEM 4. CONTROLS AND PROCEDURES

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2003. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2003, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

        No change in our internal control over financial reporting (as defined in 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the fiscal quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        The Securities and Exchange Commission is conducting an investigation into trading in our securities, including trading by certain of our officers and employees during the period from January 1, 1998 through December 31, 2001.

        Since November 15, 2002, eight purported class action lawsuits have been filed in the United States District Court for the District of Massachusetts against us and several of our current and former officers and directors. The complaints were filed allegedly on behalf of persons who purchased our common stock and/or debt securities during different time periods, beginning on various dates, the earliest of which is May 17, 1999, and all ending on March 6, 2002. The complaints are similar and allege violations of the Securities Exchange Act of 1934 and the rules and regulations promulgated thereunder by the Securities and Exchange Commission. Primarily the complaints allege that the defendants disseminated to the investing public false and misleading statements relating to the testing, safety and likelihood of FDA approval of SOLTARA, our nonsedating antihistamine drug candidate. On April 11, 2003, two consolidated amended complaints were filed, one on behalf of the purchasers of our common stock, the other on behalf of the purchasers of our debt securities. The consolidated amended complaints reiterate the allegations contained in the previously filed complaints and define the alleged class periods as May 17, 1999 through March 6, 2002. We filed a motion to dismiss both consolidated amended complaints on May 27, 2003. The plaintiffs opposed the motion and a hearing has been scheduled on the matter for November 24, 2003.

ITEMS 2–5. NONE

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
b.)
The following reports on Form 8-K were filed by the Company during the quarter ended September 30, 2003:

1.
Current Report on Form 8-K pursuant to Item 5 filed with the Securities and Exchange Commission on July 16, 2003 reporting that the Company had completed the redemption on July 11, 2003 of all of its outstanding 7% Convertible Subordinated Debentures due 2005.

2.
Current Report on Form 8-K pursuant to Item 12 filed with the Securities and Exchange Commission on July 22, 2003 reporting that the Company had announced its financial results for the quarter and six-months ended June 30, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEPRACOR INC.
Date: November 13, 2003	By:	/s/ TIMOTHY J. BARBERICH Timothy J. Barberich Chairman and Chief Executive Officer (Principal Executive Officer)
Date: November 13, 2003	By:	/s/ ROBERT F. SCUMACI Robert F. Scumaci Executive Vice President, Finance and Administration, and Treasurer (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description
31.1	Certificate of Sepracor's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Sepracor's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of Sepracor's Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certificate of Sepracor's Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002