Form 10-K
period 2003-12-31
SEPRACOR INC /DE/
filed 2004-03-15
CIK 877357

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT
TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

        The aggregate market value of voting common stock held by nonaffiliates of the registrant based, on the last reported sale price of the common stock on the NASDAQ Stock Market on June 30, 2003, was approximately $1,496,000,000.

        Number of shares outstanding of the registrant's class of common stock as of March 1, 2004: 85,218,524 shares.

DOCUMENTS INCORPORATED BY REFERENCE

2003 Annual Report to Stockholders—Part II
Proxy Statement for the 2004 Annual Meeting of Stockholders—Part III

Sepracor Inc.
FORM 10-K

Cautionary Statement Regarding Forward-Looking Statements

        This annual report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 concerning our business, operations and financial condition, including statements with respect to the expected timing and results of completion of phases of our drugs under development, the safety, efficacy and potential benefits of our products under development, expectations with respect to development and commercialization of our product candidates, the timing and results of the submission, acceptance and approval of regulatory filings, the scope of patent protection with respect to these product candidates and our products and information with respect to the other plans and strategies for our business and the business of our subsidiaries. All statements other than statements of historical facts included in this annual report on Form 10-K regarding our strategy, future operations, timetables for product testing, regulatory approvals and commercializations, financial position, costs, prospects, plans and objectives of management are forward-looking statements. When used in this annual report on Form 10-K the words "expect", "anticipate", "intend", "plan", "believe", "seek", "estimate", and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements for a number of important reasons, including those discussed under "Factors Affecting Future Operating Results", "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this annual report on Form 10-K.

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

        Our drug development program has yielded an extensive portfolio of pharmaceutical compounds intended to treat a broad range of indications. We are concentrating our product development efforts in two major therapeutic areas, respiratory and central nervous system disorders.

        We select compounds for development that have the potential to offer improvements over existing therapies with respect to efficacy, side effect profile, dosage forms, and in some cases, the opportunity for additional indications. We expect our pharmaceutical products to be commercialized directly through our sales force, co-promotion agreements and out-licensing partnerships.

        We currently manufacture and sell one drug, XOPENEX® (levalbuterol HCl) inhalation solution, a short-acting bronchodilator, for the treatment or prevention of bronchospasm in patients with reversible obstructive airway disease, such as asthma. We commercially launched XOPENEX in 1999.

        We have established two co-promotion agreements. In August 2002, we entered into an agreement with MedPointe Inc. to co-promote MedPointe's nasal-spray antihistamine, ASTELIN® (azelastine HCl). We have also established a co-promotion agreement with the Ross Products Division of Abbott Laboratories for our XOPENEX product. We have from time to time licensed our technology and patent rights to third parties. Our out-licensing agreements include Schering-Plough Corporation for CLARINEX® (desloratadine); Aventis for ALLEGRA® (fexofenadine HCl); and UCB Farchim SA for XUSAL™/XYZAL® (levocetirizine).

        Our product development pipeline includes ESTORRA™ brand eszopiclone for the treatment of insomnia. On February 27, 2004, we received an "approvable" letter from the United States Food and Drug Administration, or FDA, for our new drug application, or NDA, for ESTORRA. The FDA issues an "approvable" letter when it believes it can grant final marketing approval assuming certain questions are answered and/or certain conditions are met.

        In addition, we have two active drug candidates in Phase III clinical trials. The first is XOPENEX hydrofluoroalkane metered-dose inhaler, or HFA MDI, which is in the NDA preparation phase and for which we expect to have an NDA submitted to the FDA in the beginning of the second quarter of 2004. The second is arformoterol, a long-acting beta-agonist bronchodilator, for which we expect to submit an NDA to the FDA around the end of 2004. We also have four drug candidates in Phase I/II and several other drug compounds in earlier stages of development. We must successfully develop and receive appropriate regulatory approvals for a drug candidate before it can be commercialized.

        A characteristic common to most of our compounds in late-stage clinical development is that they are designed to address large and growing indications that are served principally by primary care physicians.

        In the majority of our development programs, we identify existing drugs that might, in single-isomer or active-metabolite forms, provide significant advances over existing therapies within the indications of the parent compound or in new indications. We then develop isomers or metabolites that may offer benefits over both the parent drugs and competitive compounds, such as reduced side effects, improved therapeutic efficacy, effectiveness for new indications or improved dosage forms. Additionally, we undertake drug development that encompasses a more traditional approach. In these programs, we are seeking to discover novel compounds unrelated to existing commercial compounds that have the potential to provide benefits over existing treatments or provide new therapies for diseases lacking effective treatment.

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

Active Metabolites

        Drugs administered to treat diseases are sometimes transformed, or metabolized, within the body into a variety of related chemical forms known as metabolites, some of which may have therapeutic activity. Metabolites that have therapeutic activity are known as active metabolites. Active metabolites can also be synthesized in the laboratory. During preclinical and clinical testing of a parent drug, subjects are exposed to the active metabolite of the parent drug. Therefore, a developer of an active metabolite may be able to rely upon certain known clinical information from the parent drug in its NDA submission for the active metabolite, including safety data. In some cases, this can eliminate the need for certain clinical studies and expedite the development process of an active metabolite drug.

        The majority of the scientific and medical research that we conduct is directed toward discovering differences between isomers derived from racemates or active metabolites derived from parent drugs. In contrast to traditional new drug development, the safety and efficacy of the racemates and parent drugs of our pharmaceuticals under development are often well understood before clinical trials begin. Parent drugs have been successfully taken through clinical studies and may have been on the market for years. We evaluate isomers or active metabolites in a highly accelerated and focused manner. Our directed research effort allows us to identify potential advantages in our candidates such as improvements in potency, onset of action, duration of activity, dosage, additional indications or meaningful reductions in side effects or adverse reactions.

Recent Product and Pipeline Developments

        ESTORRA.    In February 2004, we received an "approvable" letter from the FDA for our NDA for ESTORRA™ brand eszopiclone 2 mg tablets and 3 mg tablets for the treatment of insomnia characterized by difficulty falling asleep, and/or difficulty maintaining sleep during the night and early morning for adult (2 mg and 3 mg) and elderly (2 mg) patients, and a 1 mg tablet for elderly patients whose primary complaint is difficulty falling asleep. The FDA has not requested additional clinical or preclinical trials for final approval. We intend to resubmit our NDA to the FDA in response to the comments we received in our approvable letter. Contingent upon successful discussions with the FDA concerning our approvable letter and the FDA's classification of our resubmission as a Class One, which typically results in a two-month review, we believe that we could receive an approval from the FDA and launch ESTORRA by mid 2004. If the FDA classifies our resubmission as a Class Two, we would anticipate approval and launch during the second half of 2004 because the FDA review would typically be approximately six months. We cannot be certain when we will recieve FDA approval for ESTORRA, if at all.

        The NDA contained data from a total of 24 clinical trials, which included more than 2,700 adult and elderly subjects, and more than 60 preclinical studies. We conducted a total of six randomized, placebo-controlled, Phase III studies, including one with a positive control, for the treatment of insomnia in both adult and elderly patients. We also completed a double-blind, placebo-controlled, 6-month chronic efficacy and safety trial, which included 788 subjects for the treatment of chronic insomnia. We followed this efficacy and safety trial with a 6-month open-label extension to study safety for up to 12 months.

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

        Tecastemizole.    We announced in December 2003 that we would discontinue development of SOLTARA. As a result of the discontinuation of further development of SOLTARA, we incurred a non-cash charge of approximately $19,000,000 in 2003. The charge represents the carrying value of all patent and intangible assets associated with tecastemizole.

        On March 7, 2002, the FDA issued a "not approvable" letter for our NDA for SOLTARA brand tecastemizole 15 mg and 30 mg capsules. A "not approvable" letter is issued if the FDA believes that the application contains insufficient information for an approval action.

        The FDA identified three primary issues that it determined we did not adequately address in our NDA in light of certain aspects of tecastemizole's pharmacokinetics and potential for accumulation in tissue. Two of the issues pertained to observations from safety studies in animals that were not observed in humans: phospholipidosis, an adaptive storage response to drug administration, and cardiomyopathy, a pathologic condition of the heart muscle. A third issue concerned the need for additional assurance of the absence of any potential for QTc prolongation, which is an effect on electrical impulse conduction in the heart.

        The FDA expressed the concern that, because it takes normal and cardiac-compromised patients a long time to eliminate tecastemizole from their system, which is known as a long terminal elimination phase, our safety evaluations were not of sufficient duration to provide adequate safety data in patients after the tecastemizole is eliminated. The period of time after elimination is known as tissue steady-state.

        Due to SOLTARA's extended terminal elimination phase, the FDA also concluded that we would need to evaluate the concentration of the drug in tissue after prolonged exposure in order to quantify the potential for tecastemizole accumulation in target organs.

        In the fourth quarter of 2002, we met with the FDA to discuss initiation of additional preclinical and clinical studies of SOLTARA. Contingent upon favorable results from these trials, we had intended to amend the SOLTARA NDA and seek marketing approval. Evaluation of the preliminary results from some of these preclinical and clinical trials indicated that we would need to conduct additional studies, delaying the timing of a possible amendment to the NDA. We decided to cease development after taking into consideration the results from recent tecastemizole trials, evaluating the changing dynamics of the U.S. antihistamine market, and thoroughly assessing the potential of all clinical candidates in our portfolio.

Current Revenue Sources

        In May 1999, we commercially introduced XOPENEX (levalbuterol HCl) inhalation solution, a short-acting bronchodilator, for the treatment or prevention of bronchospasm in patients with reversible obstructive airway disease, such as asthma. Our revenues from sales of XOPENEX have grown to $286.8 million in 2003 from $190.2, $122.2, $55.1 and $14.1 million in 2002, 2001, 2000 and 1999, respectively. XOPENEX accounted for approximately 83%, 80% and 82% of our total revenues in 2003, 2002 and 2001, respectively. We expect that XOPENEX will account for a substantial portion of our revenue in 2004.

        We earned royalties in 2003, 2002 and 2001 on sales of ALLEGRA (fexofenadine HCl), a nonsedating antihistamine marketed by Aventis S.A., and on sales of XYZAL/XUSAL (levocetirizine), an antihistamine sold outside the United States. In 2003 and 2002, we also earned royalties on CLARINEX (desloratadine) 5 mg tablets. Schering-Plough Corporation commercially launched CLARINEX in 2002. Royalty revenue was $51.5, $48.5 and $25.7 million or approximately 15%, 20% and 17% of our revenue in 2003, 2002 and 2001, respectively. We also earned co-promotion fees in 2003 under our agreement with MedPointe relating to ASTELIN which is recorded in license fees and other revenues.

Self-Marketed Products and Product Candidates

RESPIRATORY
Asthma

        XOPENEX (levalbuterol HCl).    In May 1999, we commercially introduced levalbuterol HCl inhalation solution, which we market under the name XOPENEX, for the treatment or prevention of bronchospasm in patients with reversible obstructive airway disease, such as asthma. We currently market XOPENEX inhalation solution for nebulizer use in dosage strengths of 0.31 mg, 0.63 mg and 1.25 mg. XOPENEX is the first pharmaceutical product that we developed and commercialized.

        In January 2002, the FDA approved XOPENEX for the treatment or prevention of bronchospasm in children six to eleven years old. We began marketing XOPENEX for use in a nebulizer at dosage strengths of 0.31 mg and 0.63 mg for pediatric patients in March 2002. During 2004, we expect to devote significant resources to Phase IV studies for XOPENEX.

        We sell XOPENEX in the United States through our sales force and through a co-promotion agreement with Ross Products Division of Abbott Laboratories, referred to as Ross. Ross provides sales calls to pediatricians for XOPENEX in the United States through its sales force of over 500 professionals. Ross supplements our sales force of approximately 450 people who market XOPENEX to hospitals, pulmonologists, allergists, primary care physicians and pediatricians. All sales are for our account and Ross receives a commission on sales into the pediatric market.

        We are developing an additional formulation of XOPENEX. In January 2002, we announced a scale-up and manufacturing collaboration with 3M for a XOPENEX HFA MDI. The collaboration combines XOPENEX with 3M's expertise in manufacturing MDIs, the device most commonly used by patients for the treatment of asthma and chronic obstructive pulmonary disease, using HFA technology. We have concluded large-scale Phase III studies for XOPENEX HFA MDI in children, adolescents and adults and currently we are preparing our NDA, which we expect to submit to the FDA in the beginning of the second quarter of 2004.

Chronic Obstructive Pulmonary Disease (COPD)

        Arformoterol.    Arformoterol (formerly (R,R)-formoterol) is a long-acting beta-agonist broncho-dilator. Arformoterol inhalation solution is our pharmaceutical candidate for COPD maintenance therapy. Clinical studies indicate that arformoterol has the potential to provide rapid onset of relief as well as long duration of action. Studies of arformoterol are ongoing and we currently anticipate submitting an NDA for arformoterol to the FDA around the end of 2004.

        Currently marketed long-acting beta-agonists require twice-a-day dosing and are not currently available as inhalation solutions. We are investigating both once-daily and twice-daily formulations. If successfully developed and approved, we intend to market arformoterol through our sales force.

CENTRAL NERVOUS SYSTEM (CNS)
Insomnia

        ESTORRA (eszopiclone).    In February 2004, we received an approvable letter from the FDA for our NDA for ESTORRA brand eszopiclone 2 mg and 3 mg tablets for the treatment of insomnia characterized by difficulty falling asleep, and/or difficulty maintaining sleep during the night and early morning for adult (2 mg and 3 mg) and elderly (2 mg) patients, and a 1 mg tablet for elderly patients whose primary complaint is difficulty falling asleep. The FDA has not requested additional clinical or preclinical trials for final approval. We intend to resubmit our NDA to the FDA in response to the comments we received in our approvable letter. Contingent upon successful discussions with the FDA concerning our approvable letter and the FDA's classification of our resubmission as a Class One, which typically results in a two-month review, we believe that we could receive an approval from the FDA and launch ESTORRA by mid 2004. If the FDA classifies our resubmission as a Class Two, we would anticipate approval and launch during the second half of 2004 because the FDA review would typically be approximately six months. We cannot be certain when we will recieve FDA approval for ESTORRA, if at all. During 2004, we intend to devote significant resources to Phase IIIB/IV studies relating to ESTORRA.

Restless Leg Syndrome

        SEP-226330—SEP-226330 is a norepinephrine and dopamine reuptake inhibitor. In 2001, we submitted an investigational new drug application, or IND, to the FDA, and in 2002, we completed a Phase I clinical study of SEP-226330. In 2004, we intend to submit an IND and complete studies for the treatment of restless leg syndrome, a sleep disturbance that is reported to afflict up to 15% of the U.S. adult population. Because of its mechanism of action we believe that this compound may have advantages over currently used dopamine agonists in the treatment of restless leg syndrome.

Sleep Apnea

        SEP-226332—SEP-226332 is an antagonist of 5-HT3,a serotonin receptor subtype in the brain. During 2004, we intend to conduct a Phase II proof-of-concept study in support of SEP-226332 for the treatment of sleep apnea. Obstructive sleep apnea, or OSA, is a serious and potentially life-threatening condition. Sleep apnea affects approximately 15 to 20 million Americans and is characterized by brief interruptions of breathing during sleep, with, in some cases, as many as 60 interruptions per hour. The pathogenesis of the disorder, which includes altered serotonin activity, suggests that patients with OSA may respond to drug therapy.

Anxiety

        SEP-174559—SEP-174559 is a GABA-A agonist with a selectivity profile that favors the á2 subunit of the gamma-amino butyric acid, or GABA, receptor. The term "GABA-A" refers to a specific neurotransmitter receptor in the central nervous system. In 2001, we submitted an IND to the FDA, and in 2002, we completed a Phase I clinical study for SEP-174559. In 2004, we intend to conduct Phase II proof-of-concept studies, which are expected to include trials for the treatment of anxiety, muscle spasm and spasticity. Preclinical data suggest that SEP-174559 has the potential to provide a rapid onset of action with less sedation than currently marketed anxiolytics for acute anxiety.

        With the development of ESTORRA, SEP-226330, SEP-226332 and SEP-174559, we are seeking to establish a strong portfolio of candidates for the treatment of CNS disorders.

Cardiovascular—Hypertension

        (S)-Amlodipine In 2001, we submitted an IND to the FDA for (S)-amlodipine. We are investigating (S)-amlodipine as a potential treatment for hypertension and have conducted both Phase I and Phase II clinical studies. Amlodipine, marketed by Pfizer Inc. as NORVASC®, is the leading calcium antagonist approved for use for the treatment of hypertension and angina. Preclinical studies that we have conducted suggest that (S)-amlodipine may provide potential improvements over existing therapies. The evolving paradigms for hypertension treatment are focusing on the use of multiple mechanistic approaches as initial therapy, such as the use of calcium channel blockers with angiotensin converting enzyme inhibitors or angiotensin II receptor blockers. In 2004, we plan to continue Phase II clinical trials and to expand the (S)-amlodipine program to include development of (S)-amlodipine in combination with other mechanistic approaches for the treatment of hypertension.

Other Product Candidates

        Our other product candidates on an IND track include candidates for the treatment of depression and asthma/COPD.

        We have elected not to fund certain development candidates at this time, including (S)-oxybutynin and (R)-sibutramine metabolite, as we devote our resources to other compounds in the product pipeline. We are not currently conducting clinical trials for these drug candidates.

Partnered Products and Product Candidates

        Aventis for Fexofenadine HCl.    In July 1993, we licensed to Hoechst Marion Roussel, Inc., now Aventis, our U.S. patent rights covering fexofenadine HCl. In October 1996, Aventis introduced ALLEGRA, which is fexofenadine hydrochloride. In 1999, under an amendment to our agreement with Aventis, we assigned to Aventis our United States patent relating to fexofenadine and licensed to Aventis certain United States patent applications relating to fexofenadine. Under the terms of a separate agreement, Aventis obtained an exclusive license to our fexofenadine patents that had been the subject of litigation in Europe, and various other patent oppositions between the two companies outside the United States. Since March 1, 1999, we have been entitled to receive royalties on fexofenadine product sales in countries where we have patents related to fexofenadine. We have been entitled to receive royalties on any fexofenadine sales in the United States since February 2001. We are currently receiving royalties from Aventis for sales of ALLEGRA in the United States, Japan, Canada, Australia and in certain European Union, or EU, member states.

        Schering-Plough Corporation for Desloratadine.    In December 1997, we licensed to Schering-Plough Corporation, or Schering, exclusive worldwide rights to our patents and patent applications relating to desloratadine, an active-metabolite of loratadine. Loratadine is an antihistamine marketed by Schering as CLARITIN® for the treatment of seasonal allergic rhinitis, or SAR, and chronic idiopathic urticaria, or CIU, which is hives of an unknown cause. In December 2001, Schering announced that CLARINEX brand desloratadine 5 mg tablets had received marketing clearance from the FDA for the treatment of SAR in adults and children 12 years of age and older. In January 2002, Schering commercially launched CLARINEX 5 mg tablets for the treatment of SAR in adults and children 12 years of age and older. In February 2002, Schering received FDA approval to market CLARINEX tablets for the treatment of CIU in adults and children 12 years of age and older. Under the terms of our license agreement with Schering, we are currently receiving royalties on sales of CLARINEX in countries in which we hold patents.

        UCB for Levocetirizine.    In June 1999, we licensed to UCB Farchim SA, or UCB, all of our issued patents and patent applications covering levocetirizine, a single isomer of UCB's antihistamine ZYRTEC®, to develop, market and sell levocetirizine as a nonsedating antihistamine, worldwide, except in the United States and Japan. Under the agreement, we receive royalties from UCB on sales of levocetirizine in EU member states in which the product has been launched and where we hold patents relating to levocetirizine. Levocetirizine is marketed as XUSAL in Germany and as XYZAL in other EU member states. XYZAL/XUSAL is indicated for the treatment of seasonal and perennial allergic rhinitis in adults and children aged 6 years and older. Under the agreement, we are currently receiving royalties on sales of all formulations of levocetirizine in countries where we have issued patents, and royalties will escalate upon achievement of sales volume milestones.

        Janssen Pharmaceutica for Ticalopride.    In July 1998, we entered into a license agreement, referred to as the ticalopride agreement in this report, with Janssen Pharmaceutica, or Janssen, giving Janssen exclusive worldwide rights to our patents and patent applications relating to ticalopride, formerly referred to as, (+)-norcisapride, an isomer of the active metabolite of Janssen's PROPULSID®. In April 2001, Janssen notified us that clinical investigators had been informed that two Phase II trials to evaluate the efficacy and safety of ticalopride in subjects with symptoms of gastroesophageal reflux disease, referred to as GERD, or gastroparesis were being suspended pending further analysis of a small number of adverse events reported in GERD and diabetic patients. In October 2003, we were notified by Janssen that its IND for ticalopride had been placed on inactive status and that Janssen had terminated development of ticalopride.

Drug Discovery

        We continue our research in discovering novel compounds in the areas of pain management, treatments for CNS disorders as well as respiratory disorders. In this program, we are seeking to discover novel compounds unrelated to existing commercial compounds, which we believe may have the potential to provide benefits over existing treatments or address unmet medical needs.

Research and Development

        Our research and development activities are primarily directed toward discovering and developing potentially improved versions of widely-prescribed drugs.

        Our total research and development expenses were $220,224,000, $243,797,000, and $231,278,000 for 2003, 2002 and 2001, respectively. We have included in the 2003 expenses $18,814,000 relating to the write off of patents and intangible assets relating to tecastemizole, formerly referred to as norastemizole. We discontinued development of tecastemizole in December 2003.

        Our spending during the past three years has centered on advancing our drug candidates through clinical trials and we expend the majority of funds on programs closest to NDA submission. Over the three-year period ended December 31, 2003, our principal research and development programs were (1) the development of XOPENEX HFA MDI, (2) the development of tecastemizole, which would have been marketed as SOLTARA; we received a "not approvable" letter from the FDA for our NDA in March 2002; (3) the development of eszopiclone, formerly referred to as (s)-zopiclone and esopiclone, for which we received an approvable letter from the FDA in February 2004, and intend, if approved, to market as ESTORRA; (4) the development of arformoterol and (S)-oxybutynin; and (5) additional studies of levalbuterol HCl inhalation solution, or XOPENEX.

        In 2004, we expect research and development expenditures to slightly decrease from 2003 because of a reduction in the number of late-stage product candidates undergoing clinical trials. We expect to submit two NDA's in 2004.

Marketing and Sales

        We market and sell our products through our sales forces and co-promotion arrangements with marketing partners and we out-license our product rights in exchange for royalties. We believe that in certain situations, partnering arrangements allow us to use the partner's development and marketing expertise to market our drug candidates more quickly. We currently have partnering agreements with Schering, Aventis and UCB. In each of these partnering arrangements, we are dependent upon the efforts, including marketing and sales efforts, of our partners, and these efforts may not be successful.

        We have established a sales force to market our short-acting bronchodilator, XOPENEX. As of December 31, 2003, we had approximately 470 people in our field sales force. We only sell XOPENEX in the United States and our sales force markets the drug to primary care physicians, pediatricians, pulmonologists, allergy specialists and hospitals in all 50 states.

        We have also established a co-promotion arrangement with Abbott's Ross Products Division, which promotes XOPENEX to pediatricians in the United States through its sales force of over 500 professionals. All sales are for our account and Ross receives a commission on sales to the pediatric market.

        Under terms of a multi-year agreement with MedPointe, Inc., our sales force promotes ASTELIN to pulmonologists, allergists, pediatricians and primary care physicians in United States hospitals and clinics. We are entitled to receive a percentage of net sales above an agreed upon quarterly baseline sales level, if those sales levels are achieved. Each company is responsible for its own selling expenses.

        Our product, XOPENEX, is primarily sold directly to pharmaceutical wholesalers and retail pharmacy chains. In the pharmaceutical industry there are a limited number of major wholesalers and retail chains and there is currently significant consolidation among companies in the industry. Therefore, as is typical in the industry, a few customers make up a significant part of our overall revenue. Also, our terms of sale typically allow for the return of unused product up to one year after product expiration.

        Product sales of XOPENEX to McKesson Corp., Cardinal Health Inc. and AmerisourceBergen Corp. represented approximately 27%, 16% and 16%, respectively, of our revenue in 2003. Royalty revenue received from Aventis for sales of ALLEGRA represented approximately 10% of our revenue in 2003. No other customer accounted for more than 10% of our revenue in 2003.

        We currently warehouse and ship all of our XOPENEX product through Cardinal SPS, formerly known as CORD Logistics, a division of Cardinal Health, Inc., based near Nashville, Tennessee. If we successfully develop and receive regulatory approval for additional product candidates, we will need to either distribute the drugs ourselves or distribute through third-party vendors for the near future. Our expectation is to continue to distribute all approved products through third-party vendors.

        In 2004, if we receive approval from the FDA to commercialize ESTORRA, we expect sales and marketing expenses to increase significantly as we:

  •
  seek to increase our sales force to approximately 1,250 employees;

  •
  undertake marketing programs for commercial launch of the product, including significant spending on physician and direct-to-consumer advertising; and

  •
  increase our sales commission and distribution costs as sales of the product increase.

Manufacturing

        We prepare our drug compounds for research purposes primarily at our laboratories in Marlborough, Massachusetts. We also own and operate a current Good Manufacturing Processes, or GMP-compliant, 39,000 square foot fine chemical manufacturing facility in Windsor, Nova Scotia, which we believe has sufficient capacity to support the production of our product candidates in quantities required for our clinical trials. If we successfully develop and receive regulatory approval for additional product candidates, we will need to either manufacture the drugs ourselves or license the manufacturing rights to third parties. While we believe that we have the capability to scale up our manufacturing process to support the production in commercial quantities of certain of the drugs that we intend to market and sell directly, we must contract out to third-party manufacturers the production of a substantial portion of those drugs. Cardinal Health—Sterile Technologies, formerly known as Automatic Liquid Packaging, a division of Cardinal Health, Inc., based near Chicago, Illinois, is currently the sole finished goods manufacturer of our product XOPENEX. In addition, if we commercialize ESTORRA brand eszopiclone, we expect to contract with third-party manufacturers for ESTORRA's active pharmaceutical ingredient, or API, and to manufacture a final packaged product from the API.

        We have established a quality assurance/quality control program to ensure that our products and product candidates are manufactured in accordance with applicable regulations. We require that our contract manufacturers adhere to current GMP. The facilities of our contract manufacturers must pass regular post-approval FDA inspections. The FDA or other regulatory agencies must approve the processes or the facilities that may be used for the manufacture of any of our potential products.

Competition

  General

        Competition in our industry is intense and includes many large and small competitors. The principal means of competition varies; efficacy, safety, patients ease of use and cost effectiveness are important factors for success.

        If competitors introduce new products or develop new processes or new information about existing products, then our products, even those protected by patents, may be replaced in the market place or we may be required to lower our prices.

        In many of our development programs, we expect to obtain use patents on the single isomers or active metabolites of existing, widely-sold drugs. If we obtain any such patent, and they are valid and enforceable, these patents should exclude others from marketing the compound for the indications claimed in our issued use patents.

  Product Specific

        In the asthma market, XOPENEX faces competition from generic albuterol. Albuterol has existed for many years, is well established and sells at prices substantially less than XOPENEX. To continue to be successful in the marketing of XOPENEX, we must continue to demonstrate that the efficacy and safety features of the drug outweigh its higher acquisition cost.

        In the sleep disorder market, if ESTORRA brand eszopiclone is approved, we will face intense competition from established products such as AMBIEN® and SONATA® and off label use of certain other products. There are also other potentially competitive therapies in late-stage clinical development for the treatment of sleep disorders.

        In the antihistamine market, intense competition among established products such as CLARINEX, ALLEGRA and ZYRTEC exists. These products are established and currently each have a significant share of the current prescription antihistamine market. This competition has a direct impact on our ability to earn royalties in this market. Additionally, CLARITIN is now sold without a prescription and there is uncertainty relating to possible changes in the market with much discussion about other allergy products possibly being sold without a prescription, as discussed below under the heading "Government Regulation." Finally, there is a possibility that generic drug companies may succeed in their patent challenges of drugs with large market share. This could result in the introduction of generic equivalents which may increase price competition among antihistamines and lower market share for the branded drugs.

Government Regulation

  Government Approval Process

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

  Other Regulations Relating to the Sale of Pharmaceuticals

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

        We are also subject to various federal and state laws pertaining to health care "fraud and abuse," including anti-kickback laws and false claims laws. Anti-kickback laws make it illegal for a prescription drug manufacturer to solicit, offer, receive, or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase or prescription of a particular drug. False claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented for payment to third-party payors, including Medicare and Medicaid, claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services.

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

  Reimbursement

        In addition, in the United States and elsewhere, sales of therapeutic and other pharmaceutical products are dependent in part on the availability of reimbursement to the consumer from third-party payors, such as government and private insurance plans. Third-party payors are increasingly challenging the prices charged for medical products and services. We cannot assure you that any of our products will be considered cost effective and that reimbursement to the consumer will be available or will be sufficient to allow us to sell our products on a competitive and profitable basis.

        We are a participant in the Medicaid rebate program established by the Omnibus Budget Reconciliation Act of 1990, and under amendments of that law that became effective in 1993. Under the Medicaid rebate program, we pay a rebate to each participating state agency for each unit of our product reimbursed by Medicaid. The amount of the rebate for each product is set by law as a minimum 15.1% of the average manufacturer price, or AMP, of that product, or if it is greater, the difference between AMP and the best price available from us to any customer. The rebate amount also includes an inflation adjustment if AMP increases faster than inflation. The rebate amount is recomputed each quarter based on our reports of our current AMP and best price for each of our products to the Centers for Medicare and Medicaid Services. Federal and state government agencies continue to advance efforts to reduce costs of Medicare and Medicaid programs, including restrictions on the amounts that agencies will reimburse for the use of products. Participation in the Medicaid rebate program includes requirements such as extending discounts comparable to the Medicaid rebate under the Public Health Service, or PHS, pharmaceutical pricing program to a variety of community health clinics and other entities that receive health services grants from the PHS, as well as hospitals that serve a disproportionate share of poor Medicare and Medicaid beneficiaries.

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

        In May 2001, an advisory panel to the FDA recommended that the FDA allow certain popular allergy medications to be sold without a prescription. In 2002, CLARITIN, a leading allergy drug, became available to consumers without a prescription. Other allergy medications may soon also become available without a prescription. We expect revenues from royalties earned on both CLARINEX and ALLEGRA to decrease slightly in 2004 due to the continued adverse impact on sales of these prescription allergy drugs resulting from the availability of competitor allergy drugs without a prescription.

  Availability and Method of Delivery of Pharmaceutical Products

        We expect debate to continue during 2004 at the federal and state levels over the availability and method of delivery and payment for pharmaceutical products. We believe that if certain legislation is enacted, it could have the effect of reducing prices or limiting price increases of pharmaceutical products.

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

Patents and Proprietary Technology

        We and our affiliates and subsidiaries have filed patent applications in the United States and selected other countries relating to compositions of, methods of making, and methods of using single-isomer or metabolite compounds, and chiral synthesis and separations. In addition, we have licensed from third parties certain rights under various patents and patent applications.

        To the extent that we invent or discover a new, useful and non-obvious invention and file a United States patent application for such invention, a composition or method-of-use patent may be issued. We have been issued United States patents on the use of single isomers or active metabolites of currently marketed drugs. We are currently pursuing a policy of aggressively seeking patent protection for the use of single isomers and active metabolites of certain existing drugs.

        Many of the compounds that we are investigating or developing may be subject to patents held by third parties. There may be foreign equivalents to these third-party patents, the scope and expiration of which may vary from country to country. Even if we are issued a patent for the use of a single isomer or active metabolite that is currently claimed by one or more third-party patents, products based on any such patent issued to us may not be sold until all of such third-party patents expire unless a license is obtained to such third-party patents or such third-party patents are determined to be invalid, unenforceable, or not infringed by a court of proper jurisdiction. In addition, there may be pending additional third-party patent applications covering our drugs in development which, if issued, may preclude the sale of our drug.

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

        We have an issued United States patent covering the therapeutic use of eszopiclone for which we are seeking FDA approval, and another issued United States patent covering the compound eszopiclone and pharmaceutical formulations containing eszopiclone. The natural terms of both of these patents expire in January 2012. However, under the Drug Price Competition and Patent Term Extension Act of 1984, known as the Hatch-Waxman Act, if our NDA for eszopiclone is approved, one of these patents, at our selection, will be eligible for a patent term extension. We cannot predict the length of the patent term extension at this time.

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

Related Party

BioSphere Medical, Inc.

        In 1994, we established and independently financed BioSepra Inc. as a subsidiary through an initial public offering of its common stock. From 1994 to 1999, the company operated as BioSepra Inc., developing proprietary microsphere beads used as chromatography media in the production of pharmaceuticals.

        In February 1999, BioSepra determined that it would refocus on embolotherapy, which is the occlusion of the blood supply to fibroids and vascular defects. BioSepra acquired a 51% interest in French-based BioSphere Medical, S.A., referred to as BioSphere France, with an option to purchase the remaining 49% interest in BioSphere France, and changed its corporate name to BioSphere Medical, Inc., or BioSphere. The acquisition enabled BioSphere to gain ownership of technology know-how and European regulatory approval of Embosphere® Microspheres. Between February 1999 and October 2001, BioSphere acquired the remaining 49% interest in BioSphere France.

        At December 31, 2003, we owned 3,224,333 shares, or approximately 23%, of BioSphere's outstanding common stock and account for it as an equity investment.

Employees

        On February 1, 2004, we and our wholly-owned subsidiaries employed 983 persons. Of these 983 employees, 204 were primarily engaged in research, development and engineering activities, 31 were primarily engaged in manufacturing, 470 were engaged in direct sales and the remainder were primarily engaged in marketing, sales administration, finance and accounting and corporate administration.

Investor Information

        We maintain a web site with the address www.sepracor.com. We are not including the information contained on our web site as part of, or incorporating by reference into, this annual report. We make available free of charge on or through our web site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. In addition, we intend to disclose on our web site any amendments to, or waivers from, our code of business conduct and ethics that are required to be disclosed pursuant to rules of the Securities and Exchange Commission.

Item 2. Properties.

        Our facilities are located in Marlborough, Massachusetts and Windsor, Nova Scotia.

        Our main facility at 84 Waterford Drive, Marlborough, Massachusetts, consists of approximately 58 acres and a 192,600 square foot research and development and corporate office building, which we occupied and began leasing in June 2002 and purchased in November 2002.

        In Massachusetts, we lease a total of 101,292 square feet of space in two buildings and under two leases through June 2007. The two leases, at 33 and 111 Locke Drive, Marlborough, Massachusetts, are

for 32,477 square feet and 68,815 square feet, respectively. In July 2002, we completed the move out of these facilities into the facility at 84 Waterford Drive. Since that time, we have been seeking to sublease our facilities at 33 and 111 Locke Drive. As a result, we accrued $2,263,000 in 2002 and $1,405,000 in 2003 for our estimated cumulative future minimum lease obligation under these leases, net of estimated future sublease rental income through the term of the leases. In aggregate, we have recorded $3,668,000 as future minimum lease obligations under these leases, and at December 31, 2003 the remaining accrual was $1,122,000.

        Our primary manufacturing location is a 39,000 square-foot fine chemical manufacturing facility located on a four-acre site in Windsor, Nova Scotia. We acquired the facility in March 1994. Production at the Nova Scotia facility began in February 1995.

Item 3. Legal Proceedings.

        The Securities and Exchange Commission is conducting an investigation into trading in our securities, including trading by certain of our officers and employees during the period from January 1, 1998 through December 31, 2001. We have, and will continue to, cooperate fully with the investigation.

        We and several of our current and former officers and a current director are named as defendants in several purported class action complaints which have been filed allegedly on behalf of certain persons who purchased our common stock and/or debt securities during different time periods, beginning on various dates, the earliest being May 17, 1999, and all ending on March 6, 2002. These complaints allege violations of the Exchange Act and the rules and regulations promulgated thereunder by the Securities and Exchange Commission. Primarily they allege that the defendants made certain materially false and misleading statements relating to the testing, safety and likelihood of FDA approval of SOLTARA. On April 11, 2003, two consolidated amended complaints were filed, one on behalf of the purchasers of our common stock and the other on behalf of the purchasers of our debt securities. These consolidated amended complaints reiterate the allegations contained in the previously filed complaints and define the alleged class periods as May 17, 1999 through March 6, 2002. We filed a motion to dismiss both consolidated amended complaints on May 27, 2003. On March 11, 2004, the court, while granting in part the motion to dismiss, did allow much of the case to proceed. The discovery process will begin shortly.

Item 4. Submission of Matters to a Vote of Security Holders.

        No matters were submitted to a vote of our security holders, through solicitation of proxies or otherwise, during the last quarter of the year ended December 31, 2003.

EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table sets forth the names, ages and positions of our current executive officers as of December 31, 2003.

Name	Age	Position
Timothy J. Barberich	56	Chairman, Chief Executive Officer
William J. O'Shea	54	President, Chief Operating Officer
David P. Southwell	43	Executive Vice President, Chief Financial Officer and Secretary
Robert F. Scumaci	44	Executive Vice President, Finance and Administration and Treasurer
Mark H. N. Corrigan, M.D.	46	Executive Vice President, Research and Development
Douglas E. Reedich, Ph.D., J.D.	46	Senior Vice President, Legal Affairs and Chief Patent Counsel

        Mr. Barberich, a founder of Sepracor, has been a director of Sepracor and our Chief Executive Officer since our organization in 1984. Mr. Barberich also served as President of Sepracor from 1984 to October 1999. Prior to founding Sepracor, Mr. Barberich served in a number of executive and managerial capacities at Millipore Corporation, which he joined in 1973. Most recently, prior to founding Sepracor, Mr. Barberich served as Vice President and General Manager of Millipore's Medical Products Division and as General Manager of Millipore's Laboratory Products Division. Mr. Barberich is a director of Point Therapeutics Inc. and BioSphere Medical, Inc. Through February 21, 2003, Mr. Barberich was also a director of Vicuron Pharmaceuticals, Inc.

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

        Mr. Southwell has served as our Executive Vice President and Chief Financial Officer since October 1995 and served as our Senior Vice President and Chief Financial Officer from July 1994 to October 1995. From August 1988 until July 1994, Mr. Southwell was associated with Lehman Brothers Inc., a securities firm, in various positions with the investment banking division, most recently in the position of Vice President. Mr. Southwell is a director of BioSphere Medical Inc.

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

        Dr. Corrigan has served as our Executive Vice President, Research and Development since April 2003. Prior to joining Sepracor, Dr. Corrigan was Group Vice President of Global Clinical Research and Experimental Medicine at Pharmacia, a pharmaceutical company, from 1998 to 2003. After spending seven years in academic research, Dr. Corrigan joined Upjohn in 1993 and served in several senior management positions in clinical research and development for Upjohn and Pharmacia Upjohn. Dr. Corrigan is board certified in psychiatry and neurology.

        Dr. Reedich has served as our Senior Vice President, Legal Affairs since January 1999 and has served as our Chief Patent Counsel since June 1995. From October 1987 to June 1995, he was employed by 3M Company, most recently as patent counsel for the Pharmaceuticals Division of 3M Company.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

        Incorporated by reference from our 2003 Annual Report to Stockholders, which we refer to in this report as the 2003 Annual Report, under the headings "Supplemental Stockholder Information—Price Range of Common Stock" and "Supplemental Stockholder Information—Dividend Policy."

        On December 12, 2003, we sold $200 million in aggregate principal amount of 0% Series A Convertible Senior Subordinated Notes due 2008 and $400 million in aggregate principal amount of 0% Series B Convertible Senior Subordinated Notes due 2010. The 0% Series A notes are convertible into shares of our common stock at a conversion price $31.8928 per share, subject to adjustment in certain circumstances, and the 0% Series B notes are convertible into shares of our common stock at a conversion price of $29.8352 per share, subject to adjustment in certain circumstances. The offering was made through initial purchasers to qualified institutional buyers under Rule 144A under the Securities Act of 1933, as amended.

        On January 15, 2004, we sold an additional $50 million of 0% Series A notes and an additional $100 million of 0% Series B notes pursuant to exercise of the initial purchasers' over-allotment option granted by us in connection with the initial sale of the 0% notes.

Item 6. Selected Financial Data.

        Incorporated by reference from our 2003 Annual Report under the heading "Sepracor Inc. Selected Financial Data."

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        Incorporated by reference from our 2003 Annual Report under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 7A. Quantitative and Qualitative Disclosure about Market Risk.

        Incorporated by reference from our 2003 Annual Report under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Risk."

Item 8. Financial Statements and Supplementary Data.

        The financial statements filed as part of this report are incorporated by reference from our 2003 Annual Report under the heading "Consolidated Financial Statements" and the notes thereto and are listed under Item 15 below.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        There have been no disagreements with our independent auditors on accounting and financial disclosure matters.

Item 9A. Controls and Procedures.

  (a)
  Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of December 31, 2003. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that, as of December 31, 2003, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

  (b)
  Changes in Internal Controls. No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART III

Items 10-14.

        The information required for Part III, Items 10-14 of this report is incorporated by reference from our definitive proxy statement for our 2004 Annual Meeting of Stockholders. Such information will be contained in the sections of such proxy statement captioned "Stock Ownership of Certain Beneficial Owners and Management," "Proposal 1—Election of Directors," "Board and Committee Meetings," "Compensation for Directors," "Compensation of Executive Officers," "Compensation of Executive Officers—Equity Compensation Plan Information," "Certain Relationships and Related Transactions," "Employment Agreements," "Section 16(a) Beneficial Ownership Reporting Compliance," "Audit Fees," "Audit-Related Fees," "All Other Fees" and "Pre-Approval Policies." Information regarding our executive officers is also furnished in Part I of this report under the heading "Executive Officers of the Registrant."

        We have adopted a written code of business conduct and ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We intend to post our code of business conduct and ethics and disclose any amendments to, or waivers from, the code on our web site, which is located at www.sepracor.com.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)
The following documents are included or incorporated by reference from the 2003 Annual Report.

1.
The following financial statements (and related notes) of the Company are incorporated by reference from the 2003 Annual Report:

	Page*	Page**
Report of Independent Auditors	31	34
Consolidated Balance Sheets at December 31, 2003 and 2002	32	35
Consolidated Statements of Operations for the Years Ended December 31, 2003, 2002 and 2001	33	36
Consolidated Statements of Stockholders' Equity (deficit) and Comprehensive Income for the Years Ended December 31, 2003, 2002 and 2001	34	37
Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001	35	38
Notes to the Consolidated Financial Statements	36	39

*	Refers to page number of the 2003 Annual Report. The consolidated financial statements (and related notes) are incorporated by reference from the 2003 Annual Report.
**	Refers to page number of the Selected Portions of the 2003 Annual Report to Stockholders filed as Exhibit 13 to this report.
  2.
  The schedule listed below and the Report of Independent Auditors on Financial Statement Schedule are filed as part of this report:

Report of Independent Auditors on Financial Statement Schedule	S-1
Schedule II — Valuation and Qualifying Accounts and Reserves	S-2

        All other schedules are omitted as the information required is inapplicable or the information is presented in the consolidated financial statements or the related notes.

  3.
  The Exhibits listed in the Exhibit Index immediately preceding the Exhibits filed as a part of this Annual Report on Form 10-K.

(b)
The following Current Reports on Form 8-K were filed or furnished by us during the quarter ended December 31, 2003:

1.
Current Report on Form 8-K furnished pursuant to Item 12 to the Securities and Exchange Commission on October 30, 2003 reporting that we had announced our financial results for the quarter and nine months ended September 30, 2003.

2.
Current Report on Form 8-K filed pursuant to Item 5 with the Securities and Exchange Commission on December 4, 2003 reporting that we had announced our discontinuation of clinical development of SOLTARA brand tecastemizole for the treatment of allergic rhinitis.

3.
Current Report on Form 8-K filed pursuant to Item 5 with the Securities and Exchange Commission on December 9, 2003 reporting that we had commenced a proposed offering of $600,000,000 of convertible senior subordinated notes.

4.
Current Report on Form 8-K filed pursuant to Item 5 with the Securities and Exchange Commission on December 9, 2003 reporting that we had priced an offering of $600,000,000 of convertible senior subordinated notes.

  5.
  Current Report on Form 8-K filed pursuant to Item 5 with the Securities and Exchange Commission on December 19, 2003 reporting that we had announced (1) the call for redemption, on January 9, 2004, of all of our 5.75% Convertible Subordinated Notes due 2006 and (2) the completion, on December 12, 2003, of our sale of $200,000,000 (plus an option to purchase an additional $50,000,000) of 0% Series A Convertible Senior Subordinated Notes due 2008 and $400,000,000 (plus an option to purchase an additional $100,000,000) of 0% Series B Convertible Senior Subordinated Notes due 2010.

        The following trademarks are mentioned in this report:

        Sepracor, XOPENEX and ESTORRA are trademarks of Sepracor. BioSphere and EmboSphere are trademarks of BioSphere. This report also contains trademarks of other companies.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEPRACOR INC.
By:	/s/ TIMOTHY J. BARBERICH Timothy J. Barberich Chairman and Chief Executive Officer

Date: March 12, 2004

        Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ TIMOTHY J. BARBERICH Timothy J. Barberich	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2004
/s/ DAVID P. SOUTHWELL David P. Southwell	Executive Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)	March 12, 2004
/s/ ROBERT F. SCUMACI Robert F. Scumaci	Executive Vice President, Finance and Administration and Treasurer (Principal Accounting Officer)	March 12, 2004
/s/ JAMES G. ANDRESS James G. Andress	Director	March 12, 2004
Digby W. Barrios	Director	March 12, 2004
/s/ ROBERT J. CRESCI Robert J. Cresci	Director	March 12, 2004
/s/ KEITH MANSFORD Keith Mansford	Director	March 12, 2004
/s/ JAMES F. MRAZEK James F. Mrazek	Director	March 12, 2004
/s/ ALAN A. STEIGROD Alan A. Steigrod	Director	March 12, 2004

REPORT OF INDEPENDENT AUDITORS ON
FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Sepracor Inc.

        Our audits of the consolidated financial statements referred to in our report dated January 21, 2004, except for the information in Note M as to which the date is March 11, 2004, appearing in the 2003 Annual Report to Stockholders of Sepracor Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Boston, Massachusetts
January 21, 2004

S-1

SEPRACOR INC.
Schedule II
Valuation and Qualifying Accounts and Reserves
Years Ended December 31, 2003, 2002 and 2001
(in thousands)

Description	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Allowance for Doubtful Accounts (1)
Year Ended December 31, 2003	$392	$219	$101	$510
Year Ended December 31, 2002	$185	$229	$22	$392
Year Ended December 31, 2001	$120	$65	$—	$185
(1) Additions to Allowance for Doubtful Accounts are recorded as an expense.
Sales Rebates, Chargebacks & Allowances (2)
Year Ended December 31, 2003	$8,825	$48,362	$37,667	$19,520
Year Ended December 31, 2002	$9,929	$16,070	$17,174	$8,825
Year Ended December 31, 2001	$5,596	$11,059	$6,726	$9,929
(2) Additions to Sales Rebates, Chargebacks and Allowances are recorded as a reduction of revenue.
Sales Return Reserves (3)
Year Ended December 31, 2003	$5,605	$8,365	$5,608	$8,362
Year Ended December 31, 2002	$4,842	$4,469	$3,706	$5,605
Year Ended December 31, 2001	$1,962	$4,704	$1,824	$4,842
(3) Additions to Sales Return Reserves are recorded as a reduction of revenue.

S-2

Exhibit Index

Exhibit No.	Exhibit Index Description
3.1	Restated Certificate of Incorporation of the Registrant, as amended.
3.2(10)	Amended and Restated By-Laws of the Registrant.
4.1(1)	Specimen Certificate for shares of common stock, $.10 par value, of the Registrant.
4.3(9)	Form of 5% Convertible Subordinated Debenture due 2007.
4.4(13)	Rights Agreement between Sepracor Inc. and EquiServe Trust Company, N.A., as Rights Agent, dated June 30, 2002.
4.5	Form of 0% Series A Convertible Senior Subordinated Note due 2008.
4.6	Form of 0% Series B Convertible Senior Subordinated Note due 2010.
(*)10.1(8)	The Registrant's 1991 Amended and Restated Stock Option Plan.
(*)10.2(7)	The Registrant's 1991 Director Stock Option Plan, as amended and restated.
(*)10.3(4)	The Registrant's 1996 Employee Stock Purchase Plan, as amended and restated.
(*)10.4(5)	The Registrant's 1997 Stock Option Plan.
(*)10.5	The Registrant's 1998 Employee Stock Purchase Plan, as amended.
(*)10.6(8)	The Registrant's 1999 Director Stock Option Plan.
(*)10.7	The Registrant's 2000 Stock Incentive Plan, as amended.
10.8(14)	The Registrant's 2002 Stock Incentive Plan, as amended.
10.9(3)	Lease as to Marlboro Industrial Park, dated December 12, 1995, between Valerie A. Colbert, Trustee of Second Marlboro Development Trust under eclaration of Trust dated September 15, 1972, and the Registrant (the "Marlboro Lease").
10.10(5)	First Amendment to Marlboro Lease, dated February 1, 1997, and Second Amendment to Marlboro Lease, dated July 1, 1997.
10.11(7)	Technology Transfer and License Agreement dated as of January 1, 1994, between the Registrant and BioSepra Inc.
10.12(7)	Technology Transfer and License Agreement dated as of January 1, 1994, between the Registrant and HemaSure Inc.
10.13(7)	Technology Transfer and License Agreement, effective January 1, 1995, between the Registrant and SepraChem Inc.
(*)10.14(2)	Letter Agreement, dated June 10, 1994, between the Registrant and David Southwell.
(*)10.15(4)	Letter Agreement, dated February 23, 1995, between the Registrant and Robert F. Scumaci.
10.16(5)†	Agreement, dated as of December 5, 1997, by and between the Registrant and Schering-Plough Ltd.
10.17(5)†	License Agreement, dated January 30, 1998, by and between the Registrant and Janssen Pharmaceutica N.V.
10.18(6)†	Norcisapride Development and License Agreement, dated as of July 20, 1998, between Janssen Pharmaceutica N.V. and the Registrant.
10.19(8)	Assignment Agreement, dated as of August 25, 1999, by and between the Registrant and Georgetown University.
10.20(8)	Registration Rights Agreement, dated as of August 25, 1999, by and between the Registrant and Georgetown University.
10.21(9)	Indenture, dated as of February 14, 2000, between the Registrant and the Chase Manhattan Bank, as trustee, relating to the 5% Convertible bordinated Debentures due 2007.
10.22(9)	Registration Rights Agreement, dated as of February 8, 2000, by and among the Registrant and Deutsche Bank Securities Inc.
10.23(9)†	License Agreement, dated August 31, 1999, by and between the Registrant and Hoechst Marion Roussel, Inc.
10.24(9)†	EX-US License Agreement, dated August 31, 1999, by and between the Registrant and Hoechst Marion Roussel, Inc.

10.25(9)†	License and Assignment Agreement, dated September 30, 1999, by and between the Registrant and Rhone-Poulenc Rorer SA.
10.26(9)†	License Agreement, dated May 27, 1999, by and between UCB Farchim S.A. and the Registrant.
10.27(9)†	Co-Promotion Agreement, dated as of November 18, 1999, by and between Ross Products Division of Abbott Laboratories Inc. and the egistrant.
(*)10.28(9)	Summary of Plan regarding "Parachute Payments" and Section 280G Gross-Up Payments.
(*)10.29(12)	Letter Agreement, dated September 21, 1999, between the registrant and William James O'Shea.
10.30(12)†	Agreement between Minnesota Mining and Manufacture Company, 3M Innovative Properties Company and the Registrant dated December 20, 2001.
10.31(15)	Indenture, dated as of December 12, 2003, by and between Sepracor Inc. and the JPMorgan Chase Bank, as Trustee.
10.32(15)	Registration Rights Agreement, dated as of December 12, 2003, by and between Sepracor Inc., Morgan Stanley & Co. Incorporated, U.S. Bancorp Piper affray Inc. and Credit Suisse First Boston LLC.
13	Selected portions of the 2003 Annual Report to Stockholders (which shall be deemed filed only with respect to those portions specifically incorporated by reference herein).
21	Subsidiaries of the Company.
23.1	Consent of PricewaterhouseCoopers LLP.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(13)
Incorporated by reference from the Registrant's Current Report on Form 8-K filed on June 4, 2002.

(14)
Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(15)
Incorporated by reference from the Registrant's Current Report on Form 8-K filed on December 15, 2003.

QuickLinks

TABLE OF CONTENTS
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
  Item 9A. Controls and Procedures.
PART III
  Items 10-14.
PART IV
  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
SIGNATURES
REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULE
SEPRACOR INC. Schedule II Valuation and Qualifying Accounts and Reserves Years Ended December 31, 2003, 2002 and 2001 (in thousands)