Form 10-Q
period 2004-03-31
SEPRACOR INC /DE/
filed 2004-05-06
CIK 877357

Use these links to rapidly review the document
SEPRACOR INC. INDEX

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2004
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

        The number of shares outstanding of the registrant's class of Common Stock as of April 30, 2004 was: 85,586,673 shares.

SEPRACOR INC.

INDEX

SEPRACOR INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In Thousands)

	March 31, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$412,082	$705,802
Restricted cash	1,500	1,500
Short-term investments	67,411	71,913
Accounts receivable, net	43,003	50,591
Inventories	9,607	6,866
Other assets	21,366	17,580

Total current assets	554,969	854,252
Long-term investments	49,279	61,173
Property and equipment, net	69,678	66,428
Investment in affiliate	2,872	3,019
Patents and other intangible assets, net	30,368	34,813
Other assets	605	540

Total assets	$707,771	$1,020,225

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$15,278	$12,324
Accrued expenses	96,757	127,218
Current portion of notes payable and capital lease obligation	1,109	129
Current portion of convertible subordinated debt	—	430,000
Other current liabilities	32,287	28,757

Total current liabilities	145,431	598,428
Notes payable and capital lease obligation	2,389	789
Long-term deferred revenue	—	219
Other long-term liabilities	30,671	—
Convertible subordinated debt	1,190,000	1,040,000

Total liabilities	1,368,491	1,639,436

Stockholders' equity (deficit):
Preferred stock $1.00 par value, 1,000 shares authorized, none outstanding at March 31, 2004 and December 31, 2003	—	—
Common stock, $.10 par value, 240,000 and 240,000 shares authorized; 85,425 and 85,025 shares issued and outstanding, at March 31, 2004 and December 31, 2003, respectively	8,542	8,503
Additional paid-in capital	694,211	689,907
Accumulated deficit	(1,380,269)	(1,329,828)
Accumulated other comprehensive income	16,796	12,207

Total stockholders' equity (deficit)	(660,720)	(619,211)

Total liabilities and stockholders' equity (deficit)	$707,771	$1,020,255

The accompanying notes are an integral part of the consolidated financial statements

SEPRACOR INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In Thousands, Except Per Share Amounts)

	Three Months Ended
	March 31, 2004	March 31, 2003
Revenues:
Product sales	$85,056	$72,156
Royalties and other	14,422	12,350

Total revenues	99,478	84,506

Costs and expenses:
Cost of product sold	8,860	6,949
Cost of royalties and other	240	256
Research and development	37,296	53,183
Selling, marketing and distribution	84,434	35,681
General and administrative and patent costs	7,034	5,842

Total costs and expenses	137,864	101,911

Loss from operations	(38,386)	(17,405)
Other income (expense):
Interest income	1,255	1,931
Interest expense	(6,124)	(13,657)
Loss on redemption of debt	(7,022)	—
Equity in investee (losses)	(147)	(625)
Other income (expense), net	(17)	(3)

Net loss	$(50,441)	$(29,759)

Basic and diluted net loss per common share	$(0.59)	$(0.35)
Shares used in computing basic and diluted net loss per common share:
Basic and diluted	85,214	84,350

The accompanying notes are an integral part of the consolidated financial statements

SEPRACOR INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	Three Months Ended
	March 31, 2004	March 31, 2003
Cash flows from operating activities:
Net loss	$(50,441)	$(29,759)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,288	4,726
Equity in investee losses	147	625
Loss on redemption of debt	7,022	—
Changes in operating assets and liabilities:
Accounts receivable	7,588	106
Inventories	(2,730)	94
Other current assets	(3,801)	(416)
Accounts payable	2,953	7,408
Accrued expenses	(26,738)	(4,843)
Other current liabilities	3,531	1,380
Other liabilities	30,452	—

Net cash used in operating activities	(27,729)	(20,679)

Cash flows from investing activities:
Purchases of short and long-term investments	(62,042)	(87,982)
Sales and maturities of short and long-term investments	82,140	77,604
Additions to property and equipment	(2,351)	(1,211)
Change in other assets	(64)	—

Net cash provided by (used in) investing activities	17,683	(11,589)

Cash flows from financing activities:
Redemption of convertible subordinated debentures	(433,709)	—
Net proceeds from issuance of common stock	4,344	35
Proceeds from sale of convertible subordinated debt	150,000	—
Costs associated with sale of convertible subordinated debt	(4,125)
Repayments of long-term debt and capital leases	(164)	(258)

Net cash used in financing activities	(283,654)	(223)

Effect of exchange rate changes on cash and cash equivalents	(20)	2

Net decrease in cash and cash equivalents	(293,720)	(32,489)
Cash and cash equivalents at beginning of period	$705,802	$375,438

Cash and cash equivalents at end of period	$412,082	$342,949

Non cash activities:
Additions to capital leases	2,659	—

The accompanying notes are an integral part of the consolidated financial statements

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1. Basis of Presentation

        The accompanying consolidated interim financial statements are unaudited and have been prepared on a basis substantially consistent with the audited financial statements. Certain information and footnote disclosures normally included in our annual financial statements have been condensed or omitted. The year-end consolidated condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The consolidated interim financial statements, in the opinion of our management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for the interim periods ended March 31, 2004 and 2003. Certain prior amounts have been reclassified to conform to current year presentation.

        The consolidated financial statements include our accounts and the accounts of our majority and wholly-owned subsidiaries, including Sepracor Canada Limited. We also have an investment in BioSphere Medical, Inc., or BioSphere, which we record under the equity method.

        The consolidated results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year. These consolidated interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2003, which are contained in our annual report on Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission.

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the following: (1) the reported amounts of assets and liabilities, (2) the disclosure of contingent assets and liabilities at the dates of the financial statements and (3) the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

2. Recent Accounting Pronouncements

        In January 2003, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities", or FIN 46, and, in December 2003, issued a revision to that interpretation. FIN 46R replaces FIN 46 and addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. A variable interest entity, or VIE, is defined as (a) an ownership, contractual or monetary interest in an entity where the ability to influence financial decisions is not proportional to the investment interest or (b) an entity lacking the invested capital sufficient to fund future activities without the support of a third party. FIN 46R establishes standards for determining under what circumstances VIEs should be consolidated with their primary beneficiary, including those to which the usual condition for consolidation does not apply. We adopted FIN 46 in the year ended December 31, 2003, and adopted FIN 46R in the first quarter of 2004, for non-special purpose entities created prior to February 1, 2003. Our adoption of FIN 46R has not had a material effect on our financial statements.

3. Basic and Diluted Net Loss Per Common Share

        Basic earnings (loss) per share, or EPS, excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based upon the weighted average number of common shares outstanding during the period plus the additional weighted average common equivalent shares during the period. Common equivalent shares are not included in the per share calculations where the effect of their inclusion would be anti-dilutive. Common equivalent shares result from the assumed conversion of preferred stock, convertible subordinated debt and the assumed exercise of outstanding stock options, the proceeds of which are then assumed to have been used to repurchase outstanding stock options using the treasury stock method. Purchased call options are also not included in the per share calculations because including them would be anti-dilutive.

        For the three months ended March 31, 2004 and 2003, basic and diluted net loss per common share is computed based on the weighted-average number of common shares outstanding during the period because the effect of common stock equivalents would be anti-dilutive. Certain securities were not included in the computation of diluted earnings per share for the three months ended March 31, 2004 and 2003 because they would have an anti-dilutive effect due to net losses for such periods. These excluded securities include the following:

        Options to purchase shares of common stock:

(in thousands, except price per share data)	March 31, 2004	March 31, 2003
Number of options	13,987	12,348
Price range per share	$2.63 to $87.50	$2.50 to $87.50

        Shares of common stock reserved for issuance upon conversion of convertible subordinated debt:

(in thousands)	March 31, 2004	March 31, 2003
7% convertible subordinated debentures due 2005	—	1,792
5% convertible subordinated debentures due 2007	4,763	4,763
5.75% convertible subordinated notes due 2006	—	7,166
Series A 0% convertible senior subordinated notes due 2008	7,839	—
Series B 0% convertible senior subordinated notes due 2010	16,756	—

	29,358	13,721

4. Accounting for Stock-Based Compensation

        We have elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", or APB 25, and related interpretations, in accounting for our stock-based compensation plans, rather than the alternative fair value accounting method provided for under FASB Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", or SFAS No. 123. Under APB 25, when the exercise price of options granted under these plans equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

        The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Three Months Ended March 31,
(in thousands, except per share data)
	2004	2003
Net loss attributable to common stockholders	$(50,441)	$(29,759)
Total stock-based employee compensation expense determined under fair value based method for all awards	(11,038)	(14,403)

Pro forma net loss	$(61,479)	$(44,162)

Amounts per common share:
Basic and diluted—as reported	$(0.59)	$(0.35)
Basic and diluted—pro forma	$(0.72)	$(0.52)

5. Inventories

        Inventories consist of the following:

(in thousands)	March 31, 2004	December 31, 2003
Raw materials	$1,887	$1,062
Work in progress	2,118	1,295
Finished goods	5,602	4,509

	$9,607	$6,866

6. Patents and Other Intangible Assets

        The following schedule details the carrying value of our patents and other intangible assets as of March 31, 2004 and December 31, 2003:

(in thousands)	March 31, 2004	December 31, 2003
Deferred finance costs, gross	$35,106	$42,957
Accumulated amortization	(9,556)	(13,136)

Deferred finance costs, net	$25,550	$29,821

Patents, gross	$7,223	$7,223
Accumulated amortization	(2,405)	(2,231)

Patents, net	$4,818	$4,992

        Amortization expense was $1,554,000 and $2,082,000, including amortization expense of $1,380,000 and $1,222,000 related to deferred financing costs for the three months ended March 31, 2004 and 2003, respectively. We currently estimate that our amortization expense will be $4,496,000, $5,990,000, $5,965,000, $4,328,000 and $3,935,000 for the remainder of 2004 and for the years ending December 31, 2005, 2006, 2007 and 2008, respectively.

7. Convertible Subordinated Debt

        Convertible subordinated debt, including current portion, consists of the following:

(in thousands)	March 31, 2004	December 31, 2003
5.75% convertible subordinated notes due 2006	$—	$430,000
5% convertible subordinated debentures due 2007	440,000	440,000
Series A 0% convertible senior subordinated notes due 2008	250,000	200,000
Series B 0% convertible senior subordinated notes due 2010	500,000	400,000

Total	$1,190,000	$1,470,000

        On January 9, 2004, using funds from the December 2003 issuance of 0% convertible senior subordinated notes, we redeemed the remaining outstanding $430,000,000 principal amount of our 5.75% convertible subordinated notes due 2006 for an aggregate redemption price of $433,709,000, including approximately $3,709,000 in accrued interest. As a result of this redemption, we recorded a loss of approximately $7,022,000 related to the write-off of deferred financing costs in the first quarter of 2004.

        On January 15, 2004, pursuant to an option granted to the initial purchasers of our 0% convertible senior subordinated notes, we issued an additional $50,000,000 of 0% Series A convertible senior subordinated notes due 2008 and $100,000,000 of 0% Series B convertible senior subordinated notes due 2010. These notes have the same terms and conditions as our previously issued 0% notes. Net of issuance costs, our proceeds were approximately $145,875,000.

8. Comprehensive Loss

        Total comprehensive loss consists of net loss, net foreign currency translation adjustments and net unrealized gain (loss) on available-for-sale securities.

	Three Months Ended
(in thousands)	March 31, 2004	March 31, 2003
Comprehensive loss:
Net loss	$(50,441)	$(29,759)
Net foreign currency translation adjustment	820	(9)
Net unrealized gain (loss) on available-for-sale securities	3,769	16

Total comprehensive loss	$(45,852)	$(29,752)

9. Commitments and Contingencies

        We enter into standard indemnification agreements in our ordinary course of business where we indemnify and hold harmless certain parties against claims, liabilities and losses brought by a third party to the extent that the claims arise out of (1) injury or death to person or property caused by defect in our product or product candidates, (2) negligence in the manufacture or distribution of our product or product candidates or (3) a material breach by us. We have no liabilities recorded for these guarantees at March 31, 2004. If liabilities were incurred, we have insurance policies covering product liabilities, which should mitigate, but may not eliminate, losses.

        We have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we believe the fair value of these indemnification agreements is minimal.

        The Securities and Exchange Commission is conducting an investigation into trading in our securities, including trading by certain of our officers and employees during the period from January 1, 1998 through December 31, 2001. We have cooperated fully with the investigation and will continue to do so.

        We and several of our current and former officers and a current director are named as defendants in several purported class action complaints which have been filed on behalf of certain persons who purchased our common stock and/or debt securities during different time periods, beginning on various dates, the earliest being May 17, 1999, and all ending on March 6, 2002. These complaints allege violations of the Securities Exchange Act of 1934, as amended and the rules and regulations promulgated thereunder by the Securities and Exchange Commission. Primarily they allege that the defendants made certain materially false and misleading statements relating to the testing, safety and likelihood of approval of SOLTARA™ by the United States Food and Drug Administration, or FDA. On April 11, 2003, two consolidated amended complaints were filed, one on behalf of the purchasers of our common stock and the other on behalf of the purchasers of our debt securities. These consolidated amended complaints reiterate the allegations contained in the previously filed complaints and define the alleged class periods as May 17, 1999 through March 6, 2002. We filed a motion to dismiss both consolidated amended complaints on May 27, 2003. On March 11, 2004, the court, while granting in part the motion to dismiss, did allow much of the case to proceed. The discovery process will begin shortly.

        We are unable to reasonably estimate any possible range of loss related to these lawsuits due to their uncertain resolution.

10. Ross Agreement Amendment

        On March 25, 2004, we announced an amendment to our agreement with the Ross Products Division of Abbott Laboratories, or Ross, for the co-promotion of XOPENEX® brand levalbuterol HCl inhalation solution. Under the terms of the amendment, our agreement with Ross will terminate effective December 31, 2004. Ross will continue to co-promote XOPENEX through December 31, 2004. Under the terms of the amendment, we will make residual payments to Ross of $30,000,000 on or before December 31, 2005 and $3,000,000 on or before December 31, 2006. We charged the present value of these payments, approximately $30,671,000, to selling, marketing and distribution expense in the first quarter of 2004 and this amount is included on the balance sheet in other long-term liabilities as of March 31, 2004. The difference between the payment amounts and the present value will be accreted to interest expense at a rate of $317,000 per quarter through the end of 2005 and then $28,000 per quarter in 2006.

11. Subsequent Event

        On April 30, 2004, we announced an amendment to our agreement with MedPointe Inc., or MedPointe, for the co-promotion of ASTELIN® brand azelastine HCl for the treatment of allergic rhinitis. Under the terms of the amendment, which becomes effective on July 1, 2004, we will only be responsible for providing sample coverage for ASTELIN under a fee-based compensation program. If we meet the sample coverage requirement for the three months ended September 30, 2004, we will earn $1,000,000. In addition, effective October 1, 2004, both parties have the unilateral right to terminate the agreement without cause. If the agreement is terminated by either party, we will receive a termination payment from MedPointe of $6,950,000, less any amount we earned prior to October 1, 2004 related to the sample coverage.

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

Executive Overview

        We are a research-based pharmaceutical company dedicated to treating and preventing human disease through the discovery, development and commercialization of innovative pharmaceutical compounds. We select compounds for development that have the potential to offer improvements over existing therapies with respect to efficacy, side effect profile, dosage forms and, in some cases, the opportunity for additional indications. We market and sell XOPENEX, currently our only commercialized product, directly through our sales force and through a co-promotion agreement. We have entered into out-licensing arrangements with respect to several other compounds. We expect to commercialize any additional products that we successfully develop through our sales force, through co-promotion agreements and/or through out-licensing partnerships.

Significant 2004 Developments

        On April 30, 2004, we announced an amendment to our agreement with MedPointe Inc., or MedPointe, for the co-promotion of ASTELIN® brand azelastine HCl for the treatment of allergic rhinitis. Under the terms of the amendment, which becomes effective on July 1, 2004, we will only be responsible for providing sample coverage for ASTELIN under a fee-based compensation program. If we meet the sample coverage requirement for the three months ended September 30, 2004, we will earn $1,000,000. In addition, effective October 1, 2004, both parties have the unilateral right to terminate the agreement without cause. If the agreement is terminated by either party, we will receive a termination payment from MedPointe of $6,950,000, less any amount we earned prior to October 1, 2004 related to the sample coverage.

        On March 25, 2004, we announced an amendment to our agreement with the Ross Products Division of Abbott Laboratories, or Ross, for the co-promotion of XOPENEX® brand levalbuterol HCl inhalation solution. Under the terms of the amendment, our agreement with Ross will terminate effective December 31, 2004. Ross will continue to co-promote XOPENEX through December 31, 2004. Under the terms of the amendment, we will make residual payments to Ross of $30,000,000 on or before December 31, 2005 and $3,000,000 on or before December 31, 2006. We charged the present value of these payments, approximately $30,671,000, to selling, marketing and distribution expense in the first quarter of 2004 and this amount is included on the balance sheet in other long-term liabilities as of March 31, 2004. The difference between the payment amounts and the present value will be accreted to interest expense at a rate of $317,000 per quarter through the end of 2005 and then $28,000 per quarter in 2006.

        On February 27, 2004, we received an "approvable" letter from the United States Food and Drug Administration, or FDA, for our New Drug Application, or NDA, for ESTORRA™ brand eszopiclone for the treatment of insomnia characterized by difficulty falling asleep, and/or difficulty maintaining sleep during the night and early morning. Contingent upon approval from the FDA, we would expect the recommended dosing to achieve sleep maintenance to be 2 mg or 3 mg for adult patients and 2 mg for elderly patients, and for elderly patients whose primary complaint is difficulty falling asleep, we would expect the recommended dosing to be 1 mg. The FDA has not requested additional clinical or preclinical trials for final approval. Based on discussions with the FDA we expect the FDA to characterize our resubmission as a class II resubmission, which will be reviewed by the FDA within a six month period. As a result we are currently planning on an end of 2004 product launch. We are currently expanding our sales force in anticipation of marketing ESTORRA to primary care physicians and psychiatrists, the principal prescribers of sleep medications. If the FDA delays or denies final approval of our NDA for ESTORRA, then commercialization of ESTORRA may be delayed or terminated, which could have a material adverse effect on our business.

        On January 15, 2004, pursuant to an option granted to the initial purchasers of our 0% convertible senior subordinated notes, we issued an additional $50,000,000 of 0% Series A convertible senior subordinated notes due 2008 and $100,000,000 of 0% Series B convertible senior subordinated notes due 2010. These notes have the same terms and conditions as our previously issued 0% notes. Net of issuance costs, our proceeds were approximately $145,875,000.

        On January 9, 2004, we completed the redemption of $430,000,000 aggregate principal amount of our 5.75% convertible subordinated notes due November 15, 2006. We redeemed the 5.75% notes, pursuant to their terms, at 100% of the principal amount, plus accrued but unpaid interest from November 15, 2003 to, but excluding, the redemption date. The total aggregate redemption price for the 5.75% notes was approximately $433,709,000, including approximately $3,709,000 of accrued interest. The 5.75% notes that we redeemed represented all of our remaining outstanding 5.75% notes.

Critical Accounting Policies

        We identified critical accounting policies in our annual report on Form 10-K for the year ended December 31, 2003. These critical accounting policies relate to product revenue recognition, royalty revenue recognition, rebate and return reserves, patents, intangibles and other assets, accounts receivable and bad debt, induced conversion of debt and inventory write-downs. These policies require us to make estimates in the preparation of our financial statements as of a given date. Because of the uncertainty inherent in these matters, our actual results could differ from the estimates we use in applying the critical accounting policies. Within the context of these critical accounting policies, we are not currently aware of any reasonably likely events or circumstances that would result in us reporting materially different amounts. Additionally, no changes to these critical accounting policies have taken place in the three months ended March 31, 2004.

Three Month Periods ended March 31, 2004 and 2003

  Revenues

        Product revenues were $85,056,000 and $72,156,000 for the three months ended March 31, 2004 and 2003, respectively, an increase of approximately 18%. The increase for the three-month period ended March 31, 2004 as compared with the same period in 2003 is due primarily to an increase in unit volume sales of XOPENEX of approximately 20%, offset by a decrease in the net selling price per unit of XOPENEX of approximately 2%. The decrease in the net selling price per unit of XOPENEX is due primarily to an increase in sales rebates and allowances of approximately 7%, which are accounted for as a reduction to gross product sales, offset by a gross unit price increase of approximately 5%. The increase in sales rebates and allowances is due primarily to an increase in supplemental Medicaid and Medicare allowances of approximately 171% that are impacted materially by our sales of 1.25 mg XOPENEX product as the rebate per unit on this dosage is higher than the rebate per unit on our other dosages of XOPENEX. Gross unit sales of our 1.25 mg XOPENEX product increased by approximately 64% for the three months ended March 31, 2004 as compared with the same period in 2003. We believe that the increase in total XOPENEX unit volume is due to market share increases that can be attributed to increased demand for XOPENEX as a result of positive experiences reported by patients and physicians and our targeted marketing to high volume prescribers.

        Royalties and other revenues were $14,422,000 and $12,350,000 for the three months ended March 31, 2004 and 2003, respectively, an increase of approximately 17%. The increase for the three months ended March 31, 2004 as compared with the same period in 2003 is primarily due to an increase in royalties earned, particularly in Japan, on sales of ALLEGRA® under our agreement with Aventis. Offsetting the increase in royalties earned on sales of ALLEGRA is a decrease in royalties earned on sales of CLARINEX® under our agreement with Schering-Plough Corporation. Royalties earned on sales of CLARINEX continue to be adversely impacted by the availability of other allergy drugs without a prescription. Included in other revenues for the three months ended March 31, 2004 are co-promotion revenue of $902,000 received from MedPointe for our co-promotion of ASTELIN® and $219,000 of other MedPointe related revenue as compared with $0 for the three months ended March 31, 2003.

  Costs of Revenues

        Cost of product sold was $8,860,000 and $6,949,000 for the three months ended March 31, 2004 and 2003, respectively, an increase of approximately 28%. Cost of product sales as a percentage of product sales was approximately 10% for both the three months ended March 31, 2004 and 2003. The increase for the three months ended March 31, 2004 as compared with the same period in 2003 is primarily due to the increase in product sales of 18% and, to a lesser extent to a reduction in the cost of products sold of $771,000 in the three months ended March 31, 2003 due to a favorable outcome of a quality control issue. This was partially offset by a lower manufacturing cost per unit, which resulted from an increase in the number of units of XOPENEX produced in the three months ended March 31, 2004 as compared with the same period in 2003.

        Cost of royalties and other revenues was $240,000 and $256,000 for the three months ended March 31, 2004 and 2003, respectively, a decrease of approximately 6%. Our cost of royalties and other revenues consists primarily of an obligation to a third-party as a result of royalties we receive from Schering-Plough Corporation based upon its sales of CLARINEX. The decrease for the three months ended March 31, 2004 as compared with the same period in 2003 resulted from the decrease in royalties we earned on sales of CLARINEX.

  Research and Development

        Research and development expenses were $37,296,000 and $53,183,000 for the three months ended March 31, 2004 and 2003, respectively, a decrease of approximately 30%. The decrease for the three months ended March 31, 2004 as compared with the same period in 2003 is partially due to our decreased spending on ESTORRA brand eszopiclone, for which we submitted an NDA to the FDA in January 2003. The decrease is also due to our reduced spending on our tecastemizole and (S)-oxybutynin programs. We discontinued our development of tecastemizole in December 2003, and we have elected not to fund the (S)-oxybutynin clinical program at this time. Our decreased spending in these programs was partially offset by our increased spending on the XOPENEX hydrofluoroalkane metered-dose inhaler, or HFA MDI, and arformoterol programs.

        Drug development and approval in the United States is a multi-step process regulated by the FDA. The process begins with the filing of an Investigational New Drug Application, or IND, which, if successful, allows the opportunity for study in humans, or clinical study, of the potential new drug. Clinical development typically involves three phases of study: Phases I, II and III. The most significant costs in clinical development are in the Phase III clinical trials as they tend to be the longest and largest studies in the drug development process. Following successful completion of Phase III clinical trials, an NDA must be submitted to, and accepted by, the FDA, and the FDA must approve the NDA, prior to commercialization of the drug. As further discussed below, we currently have two product candidates in Phase III clinical trials and one NDA submitted in January 2003 and currently under FDA review. The successful development of our product candidates is highly uncertain. Product completion dates and completion costs can vary significantly for each product candidate and are difficult to predict. The lengthy process of seeking FDA approvals, and the subsequent compliance with applicable statutes and regulations, require the expenditure of substantial resources. Any failure by us to obtain, or delay in obtaining, regulatory approvals could materially adversely affect our business. We cannot assure you that we will obtain any approval required by the FDA on a timely basis, if at all.

        For additional discussion of the risks and uncertainties associated with completing development of potential product candidates, see "Factors Affecting Future Operating Results".

        Below is a summary of our product candidates representing 10% or more of our direct project research and development spending during the three months ended March 31, 2004. The "Estimate of Completion of Phase" column contains forward-looking statements regarding timing of completion of product development phases. Completion of product development, if successful, culminates in the submission of an NDA to the FDA. The actual timing of completion of phases could differ materially from the estimates provided in the table. The table is sorted by highest to lowest spending amounts for the three months ended March 31, 2004, and the three product candidates listed accounted for approximately 87% of our direct project research and development spending during this period.

Product Candidate	Indication	Phase of Development	Estimate of Completion of Phase
Arformoterol	Respiratory—COPD	Phase III	2004	*
XOPENEX HFA MDI	Respiratory—Asthma	Phase III	2004
ESTORRA (eszopiclone)	Insomnia	NDA	2004	**

*
We expect to complete our Phase III trials of arformoterol in 2004. However, we do not anticipate filing an NDA for arformoterol before the first quarter of 2005.

**
We received an "approvable" letter from the FDA in February 2004.

        Below is expenditure information related to our product candidates representing 10% or more of our direct project research and development spending during the three months ended March 31, 2004 and 2003, respectively, as well as the costs incurred to date on these projects. The costs in this analysis include only direct costs and do not include certain indirect labor, overhead or other costs which benefit multiple projects. As a result, fully loaded research and development cost summaries by project are not presented.

(in thousands)	Project costs for the three months ended March 31, 2004	Project costs to date through March 31, 2004	Project costs for the three months ended March 31, 2003	Project costs to date through March 31, 2003
Arformoterol	$8,536	$126,660	$5,197	$78,609
XOPENEX HFA MDI	8,270	119,033	3,873	61,269
ESTORRA (eszopiclone)	5,537	141,267	6,632	122,156

        Due to the length of time necessary to develop a product, the uncertainties related to the ability to obtain governmental approval for commercialization and the difficulty in estimating costs of projects, accurate and meaningful estimates of the ultimate cost to bring our product candidates to FDA approved status is extremely difficult. We do not believe it is possible to estimate, with any degree of accuracy, the costs of product candidates which are in stages earlier than Phase III. The table below estimates the cost ranges to bring our active phase III product candidates to an NDA filing:

XOPENEX HFA MDI	$15 to $20 million (based on an expected NDA submission in the second quarter of 2004)
Aformoterol	$27 to $32 million (based on an expected NDA submission in the first quarter of 2005)

        Delays in meeting expected NDA submission dates adversely impact our business due to (1) potential lost revenues due to competition and market changes and (2) additional expenditures as a project timeline is extended.

        The uncertainties related to completion of development, regulatory approval and timing of commercialization make it difficult to estimate when, if ever, our product candidates will generate revenue and cash flows. We do not expect to receive net cash inflows from any of our major research and development projects until a product candidate becomes a profitable commercial product.

  Selling, Marketing and Distribution

        Selling, marketing and distribution expenses were $84,434,000 and $35,681,000 for the three months ended March 31, 2004 and 2003, respectively, an increase of approximately 137%. Of the 137% increase, 86% is due to an accrual for $30,671,000, which represents the present value of the termination payments totaling $33,000,000 that we will make to Ross. Pursuant to an amendment to the agreement in March 2004, we agreed to terminate the XOPENEX co-promotion agreement with Ross effective December 31, 2004. The remaining increase of 51% is primarily due to increased XOPENEX sales commission expense paid to internal sales representatives and to Ross in 2004 as a result of the increase in sales of XOPENEX for the three months ended March 31, 2004. Additionally, during 2004, we implemented our sales force expansion for, and have incurred increased marketing and training expenses related to, ESTORRA, which we expect to commercialize in 2004, if we receive final approval from the FDA.

  General and Administrative

        General and administrative and patent expenses were $7,034,000 and $5,842,000 for the three months ended March 31, 2004 and 2003, respectively, an increase of approximately 20%. The increase for the three months ended March 31, 2004 as compared with the same period in 2003 is primarily due to payroll and related expenses resulting from an increase in headcount related to permanent and temporary employees and contracted service providers to support the expected commercialization of ESTORRA.

  Other Income (Expense)

        Interest income was $1,255,000 and $1,931,000 for the three months ended March 31, 2004 and 2003, respectively. The decrease for the three months ended March 31, 2004 as compared with the same period in 2003 is due primarily to lower average cash and short- and long-term investment balances available for investment and a slight decrease in the interest earned on investments in 2004.

        Interest expense was $6,124,000 and $13,657,000 for the three months ended March 31, 2004 and 2003, respectively. The decrease for the three months ended March 31, 2004 as compared with the same period in 2003 is due to lower outstanding average balances on our interest-bearing debt. The average outstanding balance on our interest-bearing debt for the first quarter of 2004 was $655,000,000 as compared to the average outstanding balance in the first quarter of 2003 of approximately $981,870,000.

        Loss on debt redemption was $7,022,000 and $0 for the three months ended March 31, 2004 and 2003, respectively. The loss in the three months ended March 31, 2004 resulted from our redemption of the remaining outstanding $430,000,000 face value of our 5.75% convertible subordinated notes due 2006 for aggregate cash consideration of $430,000,000, excluding accrued interest. The loss represents the write-off of $7,022,000 of deferred financing costs related to the debentures.

        Equity in investee (losses) were ($147,000) and ($625,000) for the three months ended March 31, 2004 and 2003, respectively. The loss for the three-month periods ended March 31, 2004 and 2003 represents our portion of BioSphere losses.

Recent Accounting Pronouncements

        In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities" and, in December 2003, issued a revision to that interpretation. FIN No. 46R replaces FIN No. 46 and addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. A variable interest entity, or VIE, is defined as (a) an ownership, contractual or monetary interest in an entity where the ability to influence financial decisions is not proportional to the investment interest, or (b) an entity lacking the invested capital sufficient to fund future activities without the support of a third party. FIN No. 46R establishes standards for determining under what circumstances VIEs should be consolidated with their primary beneficiary, including those to which the usual condition for consolidation does not apply. We adopted FIN No. 46 in the year ended December 31, 2003, and adopted FIN No. 46R in the first quarter of 2004, for non-special purpose entities created prior to February 1, 2003. Our adoption of FIN No. 46R has not had a material effect on our financial statements.

Liquidity and Capital Resources

        Cash, cash equivalents and short- and long-term investments totaled $530,272,000 at March 31, 2004, compared to $840,388,000 at December 31, 2003.

        The net cash used in operating activities for the three months ended March 31, 2004 was $27,729,000. The net cash used in operating activities includes a net loss of $50,441,000 adjusted by non-cash charges of $11,457,000, which includes a loss on early debt extinguishment of $7,022,000. Accounts receivable decreased by $7,588,000 due primarily to the decreased sales of XOPENEX during March 2004 as compared to December 2003 due to customary seasonal fluctuations. Inventory increased by $2,741,000 due to shifts in product mix as well as in anticipation of production down time as our contract manufacturer qualifies upgraded production equipment. On a combined basis, accounts payable and accrued expenses decreased by $27,507,000 primarily due to lower research and development costs. Other current liabilities increased by $3,530,000 primarily due to additional accruals for product revenue rebates and return reserves related to XOPENEX revenues. Other liabilities increased by $30,452,000 primarily due to an accrual for $30,671,000, which represents the present value of a termination payment we will make to Ross.

        The net cash provided by investing activities for the three months ended March 31, 2004 was $17,683,000. Cash was provided by net sales and maturities of short- and long-term investments of $20,098,000. We also made purchases of property and equipment of $2,351,000.

        The net cash used in financing activities for the three months ended March 31, 2004 was $283,654,000. We used $433,709,000 to redeem the remaining outstanding $430,000,000 face value of our 5.75% subordinated notes due 2006 at face value plus accrued interest. We received proceeds of $150,000,000, offset by $4,125,000 of issuance costs, from the issuance of 0% convertible senior subordinated notes. We also received proceeds of $4,344,000 from the issuance of common stock upon the exercise of stock options issued under our stock option plans. We used $164,000 to repay capital lease obligations and long-term debt.

        We currently generate cash from the sale of XOPENEX, from royalties on sales generated by our license agreements, primarily the agreements related to ALLEGRA and CLARINEX, and from our co-promotion arrangement with MedPointe. We believe our existing cash and the anticipated cash flow from our current strategic alliances and operations will be sufficient to support existing operations through 2005. In the longer term, we expect to fund our operations with revenue generated from product sales. Our actual future cash requirements and our ability to generate revenue, however, will depend on many factors, including:

  •
  regulatory approval of our late-stage product candidates, including ESTORRA, for which we received an "approvable" letter from the FDA on February 27, 2004, and XOPENEX HFA MDI;

  •
  the progress of our preclinical, clinical and research programs;

  •
  the number and breadth of these programs;

  •
  achievement of milestones under our strategic alliance arrangements;

  •
  sales of our products;

  •
  acquisitions;

  •
  our ability to establish and maintain additional strategic alliances and licensing arrangements; and

  •
  the progress of our development efforts and the development efforts of our strategic partners.

        If our assumptions underlying our beliefs regarding future revenues and expenses change, or if unexpected opportunities or needs arise, we may seek to raise additional cash by selling debt or equity securities or borrowing money from a bank. However, we may not be able to raise such funds on favorable terms, or at all.

        Based on our current operating plan, we believe that we will not be required to raise additional capital to fund the repayment of our outstanding convertible debt when due. If we are not able to commercialize ESTORRA, it is likely that our business would be materially and adversely affected and that we would be required to raise additional funds in order to repay our outstanding convertible debt. In addition, if we are not able to commercialize XOPENEX HFA MDI, we may be required to raise additional funds. We cannot assure that, if required, we would be able to raise the additional funds on favorable terms, if at all.

Off-Balance Sheet Arrangements

        We do not have any off-balance sheet arrangements, other than operating leases in the normal course of business, or variable interest entities or activities that include non-exchange traded contracts accounted for at fair value.

Contractual Obligations

        Our contractual obligations disclosure in our annual report on Form 10-K for the year ended December 31, 2003 has not materially changed since we filed that report, except for:

  •
  on January 9, 2004, we redeemed the remaining outstanding $430,000,000 face value of our 5.75% convertible subordinated notes due 2006, which was listed as a current liability at December 31, 2003;

  •
  on January 15, 2004, we issued $150,000,000 in convertible senior subordinated notes as discussed in Note 7 in the Notes to Consolidated Interim Financial Statements;

  •
  we acquired approximately $2,659,000 of computer equipment under a capital lease. Payments on the capital lease are approximately $92,000 per month through August 2006; and

  •
  we amended our agreement with Ross for the co-promotion of XOPENEX brand levalbuterol HCl inhalation solution. We will make residual payments to Ross of $30,000,000 on or before December 31, 2005 and $3,000,000 on or before December 31, 2006.

Factors Affecting Future Operating Results

        Certain of the information contained in this report, including information with respect to the expected timing of completion of phases of development of our drugs under development, the safety, efficacy and potential benefits of our drugs under development, the timing and results of regulatory filings and the scope and duration of patent protection with respect to these products and information with respect to the other plans and strategies for our business and the business of our subsidiaries and certain of our affiliates, consists of forward-looking statements. The forward-looking statements contained in this report represent our expectations as of the date of this report. Subsequent events will cause our expectations to change. However, while we may elect to update these forward-looking statements, we specifically disclaim any intention or obligation to do so. Important factors that could cause our actual results to differ materially from the forward-looking statements include the following:

        We have never been profitable and we may not be able to generate revenues sufficient to achieve profitability.

        We have not been profitable since inception, and it is possible that we will not achieve profitability. We incurred net losses on a consolidated basis of approximately $50.4 million for the three months ended March 31, 2004 and $135.9 million for the year ended December 31, 2003. We expect to continue to incur significant operating and capital expenditures. As a result, we will need to generate significant revenues to achieve and maintain profitability. We cannot assure you that we will achieve significant revenues or that we will ever achieve profitability. Even if we do achieve profitability, we cannot assure you that we will be able to sustain or increase profitability on a quarterly or annual basis in the future. If revenues grow more slowly than we anticipate or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial condition will be materially and adversely affected.

        If we or our development partners fail to successfully develop our principal product candidates, we will be unable to commercialize the product candidates and our ability to become profitable will be adversely affected.

        Our ability to achieve profitability will depend in large part on successful development and commercialization of our principal products under development. Failure to successfully commercialize our products and products under development may have a material adverse effect on our business. Before we commercialize any product candidate, we will need to successfully develop the product candidate by completing successful clinical trials, submitting an NDA for the product candidate that is accepted by the FDA and receive FDA approval to market the candidate. If we fail to successfully develop a product candidate and/or the FDA delays or denies approval of any submitted NDA or any NDA that we submit in the future, then commercialization of our products under development may be delayed or terminated, which could have a material adverse effect on our business.

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

        We received an "approvable" letter from the FDA for ESTORRA on February 27, 2004; however, we cannot be certain that the FDA will approve the ESTORRA NDA.

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

        Although we have received an "approvable" letter from the FDA for our NDA for ESTORRA brand eszopiclone, we may not receive approval to commercialize ESTORRA.

        The FDA issues an "approvable" letter when it believes it can approve an NDA if the applicant submits specific additional information or agrees to specific conditions. In order to receive approval, the applicant must satisfy the requests made and/or answer the questions posed by the FDA, through a resubmission of the NDA. On February 27, 2004, we received an "approvable" letter from the FDA for our ESTORRA NDA. We intend to resubmit the NDA and, assuming we satisfactorily respond to the issues raised by the FDA, we expect to receive approval during 2004. However, we cannot be certain that we will satisfactorily respond to the issues raised by the FDA or that the FDA will grant us approval during 2004, if at all. If the FDA delays or denies approval of our NDA for ESTORRA, or any other NDA that we file in the future, then commercialization of ESTORRA or our other products under development, may be delayed or terminated, which would have a material adverse effect on our business.

        If any third-party collaborator is not successful in development of our product candidates, we may not realize the potential commercial benefits of the arrangement and our results of operations could be adversely affected.

        We have entered into a collaboration agreement with 3M Drug Delivery Systems Division for the scale-up and manufacturing of XOPENEX HFA MDI, and we may enter into additional development collaboration agreements in the future. Under our agreement with 3M, 3M is responsible for manufacturing an MDI formulation of XOPENEX. We are responsible for conducting clinical trials using the 3M-manufactured formulation. If the trials are successful, we would be responsible for submitting an NDA to the FDA for XOPENEX HFA MDI. If 3M is unable to manufacture a XOPENEX HFA MDI formulation, or our clinical trials are unsuccessful, we may be unable to proceed with the development of XOPENEX HFA MDI. If 3M, or any future development or commercialization collaborator, does not devote sufficient time and resources to its collaboration arrangement with us, breaches or terminates its agreement with us, fails to perform its obligation to us in a timely manner or is unsuccessful in its development and/or commercialization efforts, we may not realize the potential commercial benefits of the arrangement and our results of operations may be adversely affected. In addition, if regulatory approval of XOPENEX HFA MDI or any other product candidate under development by or in collaboration with a partner is delayed, denied or includes limitations on indicated uses for which the product may be marketed, we may not realize, or may be delayed in realizing, the potential commercial benefits of the arrangement.

        The royalties we receive under collaboration arrangements could be delayed, reduced or terminated if our collaboration partners terminate, or fail to perform their obligations under, their agreements with us, if our collaboration partners are unsuccessful in their sales efforts, or if we lose certain patent rights.

        We have entered into collaboration arrangements pursuant to which we license patents to pharmaceutical companies and our revenues under these collaboration arrangements consist primarily of royalties on sales of products. Payments and royalties under these arrangements depend in large part on the commercialization efforts of our collaboration partners in countries where we hold patents, including sales efforts and the maintenance and protection of patents, which we cannot control. If any of our collaboration partners does not devote sufficient time and resources to its collaboration arrangement with us or focuses its efforts in countries where we do not hold patents, we may not realize the potential commercial benefits of the arrangement, our revenues under these arrangements may be less than anticipated and our results of operations may be adversely affected. If any of our collaboration partners was to breach or terminate its agreement with us or fail to perform its obligations to us in a timely manner, the royalties we receive under the collaboration agreement could decrease or cease. Any failure or inability by us to perform, or any breach by us in our performance of, our obligations under a collaboration agreement could reduce or extinguish the royalties and benefits to which we are otherwise entitled under the agreement. If the patents covering the products upon which we receive royalties expire or are held invalid or unenforceable, generic versions of these products may be introduced, which would decrease sales of the royalty-bearing product or terminate our right to receive royalties. Any delay or termination of these types could have a material adverse effect on our financial condition and results of operations because we may lose technology rights and milestone or royalty payments from collaboration partners and/or revenue from product sales, if any, could be delayed, reduced or terminated.

        The approval of the sale of certain medications without a prescription may adversely affect our business.

        In May 2001, an advisory panel to the FDA recommended that the FDA allow certain popular allergy medications to be sold without a prescription. In November 2002, the FDA approved CLARITIN™, an allergy medication, to be sold without a prescription. In the future, the FDA may also allow the sale of other allergy medications without a prescription. The sale of CLARITIN and/or, if allowed, the sale of other allergy medications without a prescription, may have a material adverse effect on our business because the market for prescription drugs, including ALLEGRA and CLARINEX, for which we receive royalties on sales, has been and may continue to be adversely affected. We expect revenues from royalties earned on both CLARINEX and ALLEGRA to decrease slightly in 2004 due to the continued adverse impact on sales of these prescription allergy drugs resulting from the availability of competitor allergy drugs without a prescription.

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

        All of our revenues from product sales for the three months ended March 31, 2004 and the years ended December 31, 2003 and 2002 and substantially all of our product revenues for the year ended December 31, 2001, resulted from sales of XOPENEX. If the FDA grants final marketing approval for our ESTORRA NDA, we do not expect to launch ESTORRA until late 2004 at the earliest. Accordingly, we expect that sales of XOPENEX will represent all of our product sales and a majority of our total revenues through at least the third quarter of 2004. We do not have long-term sales contracts with our customers and we rely on purchase orders for sales of XOPENEX. Reductions, delays or cancellations of orders for XOPENEX could adversely affect our operating results. If sales of XOPENEX do not continue to increase, we may not have sufficient revenues to achieve our business plan and our business will not be successful.

        XOPENEX competes primarily against generic albuterol in the asthma market. XOPENEX is more expensive than generic albuterol. We must continue to demonstrate to physicians and other health care professionals that the benefits of XOPENEX justify the higher price. If XOPENEX does not continue to compete successfully against competitive products, our business will not be successful.

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

        Should a generic drug company submit an Abbreviated New Drug Application, or ANDA, to the FDA seeking approval of a generic version of XOPENEX, we would expect to enforce patents against the generic drug company. However, the resulting patent litigation would involve complex legal and factual questions, and we may not be able to exclude a generic company, for the full term of our patents, from marketing a generic version of XOPENEX. Introduction of a generic copy of XOPENEX before the expiration of our patents could have a material adverse effect on our business.

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

        In February 2004, we received an "approvable" letter from the FDA for our NDA for ESTORRA. If the FDA delays or denies approval of our NDA for ESTORRA, or delays or denies acceptance or approval of any other NDA that we file in the future, then commercialization of ESTORRA or our other products under development may be delayed or terminated, which could have a material adverse effect on our business.

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

        We have limited sales and marketing experience and expect to incur significant expenses in expanding our sales force. Our limited sales and marketing experience may restrict our success in commercializing additional products.

        We currently have limited marketing and sales experience. If we successfully develop and obtain regulatory approval for the products we are currently developing, we may: (1) market and sell them through our sales force, (2) license some of them to large pharmaceutical companies and/or (3) market and sell them through other arrangements, including co-promotion arrangements. We have established a sales force to market XOPENEX. We also expect to rely primarily on a sales force to market ESTORRA, if it is approved by the FDA. We have incurred significant expense in expanding our sales force and expect to incur additional expense as we further expand. With respect to products under development, we expect to incur significant costs in expanding our sales force before the products have been approved for marketing. For example, although we do not expect to receive marketing approval from the FDA for ESTORRA until late 2004, if at all, we have already expanded our sales force in anticipation of receiving such marketing approval. In addition, if we enter into co-promotion arrangements or market and sell additional products directly, we will need to expand our sales force.

        Our ability to realize significant revenues from direct marketing and sales activities depends on our ability to attract and retain qualified sales personnel in the pharmaceutical industry and competition for these persons is intense. If we are unable to attract and retain qualified sales personnel, we will not be able to successfully expand our marketing and sales force on a timely or cost effective basis. We may also need to enter into additional co-promotion arrangements with third parties where our own sales force is neither well situated nor large enough to achieve maximum penetration in the market. We may not be successful in entering into any co-promotion arrangements, and the terms of any co-promotion arrangements may not be favorable to us.

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

        Our contract manufacturers may possess technology related to the manufacture of our compounds that such manufacturer owns independently. This would increase our reliance on such manufacturer or require us to obtain a license from such manufacturer in order to have another third party manufacture our products.

        If we or our collaboration partners fail to obtain an adequate level of reimbursement for our future products or services by third-party payors, there may be no commercially viable markets for our products or services.

        The availability and amounts of reimbursement by governmental and other third-party payors affects the market for any pharmaceutical product or service. These third-party payors continually attempt to contain or reduce the costs of health care by challenging the prices charged for medical products and services. In certain foreign countries, including the countries of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. We may not be able to sell our products profitably if reimbursement is unavailable or limited in scope or amount.

        In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the health care system. Further proposals are likely. The potential for adoption of these proposals affects or will affect our ability to raise capital, obtain additional collaboration partners and market our products. We expect to experience pricing pressure for our existing products and any future products for which marketing approval is obtained due to the trend toward managed health care, the increasing influence of health maintenance organizations and additional legislative proposals.

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

        If our Medicaid rebate program practices are investigated, the costs of responding to the investigation could be substantial and could divert the attention of management.

        We are a participant in the Medicaid rebate program established by the Omnibus Budget Reconciliation Act of 1990, and under amendments of that law that became effective in 1993. Under the Medicaid rebate program, we pay a rebate for each unit of our product reimbursed by Medicaid, and the amount of the rebate for each product is set by law. We are also required to pay certain statutorily defined rebates on Medicaid purchases for reimbursement on prescription drugs under state Medicaid plans. Both the federal government and state governments have initiated investigations into the rebate practices of many pharmaceutical companies to ensure compliance with these rebate programs. If our rebate practices are investigated, the costs of compliance with any such investigations could be substantial and could divert the attention of our management.

        We have significant long-term debt and we may not be able to make interest or principal payments when due.

        As of March 31, 2004, our total long-term debt excluding the current portion, was approximately $1.2 billion and our stockholders' equity (deficit) was ($660.7 million). None of the 5% convertible subordinated debentures due 2007, the 0% Series A notes due 2008 nor the 0% Series B notes due 2010 restricts our ability or our subsidiaries' ability to incur additional indebtedness, including debt that ranks senior to the notes. The Series A notes and the Series B notes are senior to our 5% debentures. Additional indebtedness that we incur may in certain circumstances rank senior to or on parity with the notes. Our ability to satisfy our obligations will depend upon our future performance, which is subject to many factors, including factors beyond our control. The conversion prices for the 5% debentures, 0% Series A notes and 0% Series B notes are $92.38, $31.89, and $29.84, respectively. If the market price for our common stock does not exceed the conversion price, the holders of our outstanding convertible debt may not convert their securities into common stock.

        Historically, we have had negative cash flow from operations. For the three months ended March 31, 2004, net cash used in operating activities was approximately $27.7 million. Our annual debt service through 2006, assuming no additional 5% debentures are converted, redeemed, repurchased or exchanged, is approximately $22.0 million. Unless we are able to generate sufficient operating cash flow to service our outstanding debt, we will be required to raise additional funds or default on our obligations under the debentures and notes. If we are not able to commercialize ESTORRA, it is likely that our business would be materially and adversely affected and that we would be required to raise additional funds in order to repay our outstanding convertible debt. In addition, if we are not able to commercialize XOPENEX HFA MDI, we may be required to raise additional funds. There can be no assurance that, if required, we would be able to raise the additional funds on favorable terms, if at all.

        Our exchanges of debt into shares of common stock would result in additional dilution.

        As of March 31, 2004, we had approximately $1.2 billion of outstanding convertible debt. In order to reduce future payments due at maturity and, in the case of our 5% debentures, future cash interest payments, we may, from time to time, depending on market conditions, repurchase additional outstanding convertible debt for cash; exchange debt for shares of our common stock, warrants, preferred stock, debt or other consideration; or a combination of any of the foregoing. If we exchange shares of our capital stock, or securities convertible into or exercisable for our capital stock, for outstanding convertible debt or use the proceeds from the issuance of convertible debt to fund the redemption of outstanding convertible debt with a higher conversion ratio, the number of shares that we might issue as a result of such exchanges would significantly exceed the number of shares originally issuable upon conversion of such debt and, accordingly, such exchanges would result in material dilution to holders of our common stock. We cannot assure you that we will repurchase or exchange any additional outstanding convertible debt.

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

        Developments by others may render our products or technologies obsolete or noncompetitive. We expect to encounter intense competition in the sale of our current and future products. If we are unable to compete effectively, our financial condition and results of operations could be materially adversely affected because we may use our financial resources to seek to differentiate ourselves from our competition and because we may not achieve our product revenue objectives. Many of our competitors and potential competitors, which include pharmaceutical and biotechnology companies, have substantially greater resources, manufacturing and marketing capabilities, research and development staff and production facilities than we have. The fields in which we compete are subject to rapid and substantial technological change. Our competitors may be able to respond more quickly to new or emerging technologies or to devote greater resources to the development, manufacture and marketing of new products and/or technologies than we can. As a result, any products and/or technologies that we develop may become obsolete or noncompetitive before we can recover expenses incurred in connection with their development.

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

        We and several of our current and former officers and a current director are named as defendants in several purported class action complaints which have been filed on behalf of certain persons who purchased our common stock and/or debt securities during different time periods, beginning on various dates, the earliest being May 17, 1999, and all ending on March 6, 2002. These complaints allege violations of the Securities Exchange Act of 1934 and the rules and regulations promulgated thereunder by the Securities and Exchange Commission. Primarily they allege that the defendants made certain materially false and misleading statements relating to the testing, safety and likelihood of FDA approval of SOLTARA. On April 11, 2003, two consolidated amended complaints were filed, one on behalf of the purchasers of our common stock and the other on behalf the purchasers of our debt securities. These consolidated amended complaints reiterate the allegations contained in the previously filed complaints and define the alleged class periods as May 17, 1999 through March 6, 2002. We filed a motion to dismiss both consolidated amended complaints on May 27, 2003. On March 11, 2004, the court, while granting in part the motion to dismiss, did allow much of the case to proceed. The discovery process will begin shortly.

        We can provide no assurance as to the outcome of these lawsuits. Any conclusion of these matters in a manner adverse to us would have a material adverse effect on our financial position and results of operations; however, we are unable to reasonably estimate any possible range of loss due to the uncertain resolution of these matters. In addition, the costs to us of defending any litigation or other proceeding, even if resolved in our favor, could be substantial. Such litigation could also substantially divert the attention of our management and our resources in general. Uncertainties resulting from the initiation and continuation of any litigation or other proceedings could harm our ability to compete in the marketplace.

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

        We have various mechanisms in place to discourage takeover attempts, which may reduce or eliminate our stockholders' ability to sell their shares for a premium in a change of control transaction.

        Various provisions of our certificate of incorporation and by-laws and of Delaware corporate law may discourage, delay or prevent a change in control or takeover attempt of our company by a third party that is opposed by our management and board of directors. Public stockholders who might desire to participate in such a transaction may not have the opportunity to do so. These anti-takeover provisions could substantially impede the ability of public stockholders to benefit from a change of control or change in our management and board of directors. These provisions include:

  •
  preferred stock that could be issued by our board of directors to make it more difficult for a third party to acquire, or to discourage a third party from acquiring, a majority of our outstanding voting stock;

  •
  classification of our directors into three classes with respect to the time for which they hold office;

  •
  non-cumulative voting for directors;

  •
  control by our board of directors of the size of our board of directors;

  •
  limitations on the ability of stockholders to call special meetings of stockholders;

  •
  inability of our stockholders to take any action by written consent; and

  •
  advance notice requirements for nominations of candidates for election to our board of directors or for proposing matters that can be acted upon by our stockholders at stockholder meetings.

        In addition, in June 2002, our board of directors adopted a shareholder rights plan, the provisions of which could make it more difficult for a potential acquirer of us to consummate an acquisition transaction.

        The Securities and Exchange Commission is conducting an inquiry into the trading of our securities that could divert the attention of our management and our resources generally.

        The Securities and Exchange Commission is conducting an investigation into the trading in our securities, including trading by officers and employees during the period from January 1, 1998 through December 31, 2001. Uncertainties resulting from this inquiry could substantially divert the attention of our management and our resources in general. We can provide no assurance as to the outcome of this inquiry. Any conclusion of these matters in a manner adverse to us or our officers or employees could harm our ability to compete in the marketplace and have a material adverse effect on our business. In addition, the costs to us to respond to the inquiry, even if the outcome is favorable, could be substantial. Such inquiry could also substantially divert the attention of our management and our resources in general.

        The price of our common stock historically has been volatile, which could cause you to lose part or all of your investment.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

        We are exposed to market risk from changes in interest rates and equity prices, which could affect our future results of operations and financial condition. These risks are described in our annual report on Form 10-K for the year ended December 31, 2003. As of May 6, 2004, there have been no material changes to the market risks described in our annual report on Form 10-K for the year ended December 31, 2003. Additionally, we do not anticipate any near-term changes in the nature of our market risk exposures or in our management's objectives and strategies with respect to managing such exposures.

ITEM 4. CONTROLS AND PROCEDURES

  (a)
  Evaluation of Disclosure Controls and Procedures.    Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of March 31, 2004. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that, as of March 31, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

  (b)
  Changes in Internal Controls.    No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        The Securities and Exchange Commission is conducting an investigation into trading in our securities, including trading by certain of our officers and employees during the period from January 1, 1998 through December 31, 2001. We have, and will continue to, cooperate fully with the investigation.

        We and several of our current and former officers and a current director are named as defendants in several purported class action complaints which have been filed on behalf of certain persons who purchased our common stock and/or debt securities during different time periods, beginning on various dates, the earliest being May 17, 1999, and all ending on March 6, 2002. These complaints allege violations of the Exchange Act and the rules and regulations promulgated thereunder by the Securities and Exchange Commission. Primarily they allege that the defendants made certain materially false and misleading statements relating to the testing, safety and likelihood of FDA approval of SOLTARA. On April 11, 2003, two consolidated amended complaints were filed, one on behalf of the purchasers of our common stock and the other on behalf of the purchasers of our debt securities. These consolidated amended complaints reiterate the allegations contained in the previously filed complaints and define the alleged class periods as May 17, 1999 through March 6, 2002. We filed a motion to dismiss both consolidated amended complaints on May 27, 2003. On March 11, 2004, the court, while granting in part the motion to dismiss, did allow much of the case to proceed. The discovery process will begin shortly.

        We are unable to reasonably estimate any possible range of loss related to these lawsuits due to their uncertain resolution.

ITEMS 2–5. NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.)
Exhibits

10.1†	Amendments No. 1, 2 and 3, dated January 19, 2000, January 1, 2001 and March 19, 2004, to the Co-Promotion Agreement between Abbott Laboratories, Inc. and the Registrant.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†
Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.

b.)
The following Current Reports on Form 8-K were filed or furnished by us during the quarter ended March 31, 2004:

1.
Current Report on Form 8-K filed pursuant to Item 5 with the Securities and Exchange Commission on January 14, 2004 reporting that: (1) we had completed the redemption on January 9, 2004 of all of our outstanding 5.75% Convertible Subordinated Notes due 2006 and (2) that on January 12, 2004 the initial purchasers of our $600 million aggregate principal amount of 0% Convertible Senior Subordinated Notes had exercised their option to purchase an additional $50 million principal amount of 0% Series A Senior Subordinated Notes due 2008 and $100 million principal amount of 0% Series B Senior Subordinated Notes due 2010.

2.
Current Report on Form 8-K furnished pursuant to Item 12 to the Securities and Exchange Commission on January 22, 2004 reporting that we had announced our financial results for the quarter and full year ended December 31, 2003.

3.
Current Report on Form 8-K filed pursuant to Item 5 to the Securities and Exchange Commission on March 2, 2004 reporting that we had received an "approvable" letter from the U.S. Food and Drug Administration for our New Drug Application for ESTORRA brand eszopiclone 2 mg and 3 mg tablets for the treatment of insomnia characterized by difficulty falling asleep, and/or difficulty maintaining sleep during the night and early morning for adult and elderly patients, and a 1 mg tablet for elderly patients whose primary complaint is difficulty falling asleep.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEPRACOR INC.
Date: May 6, 2004	By:	/s/ TIMOTHY J. BARBERICH Timothy J. Barberich Chairman and Chief Executive Officer (Principal Executive Officer)
Date: May 6, 2004	By:	/s/ ROBERT F. SCUMACI Robert F. Scumaci Executive Vice President, Finance and Administration, and Treasurer (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description
10.1†	Amendments No. 1, 2 and 3, dated January 19, 2000, January 1, 2001 and March 19, 2004, to the Co-Promotion Agreement between Abbott Laboratories, Inc. and the Registrant.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(†)
Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.