Form 10-Q
period 2004-06-30
SEPRACOR INC /DE/
filed 2004-08-09
CIK 877357

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2004
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

        The number of shares outstanding of the registrant's class of Common Stock as of July 30, 2004 was: 87,605,171 shares.

SEPRACOR INC.

INDEX

SEPRACOR INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In Thousands)

	June 30, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$318,440	$705,802
Restricted cash	1,500	1,500
Short-term investments	156,522	71,913
Accounts receivable, net	44,902	50,591
Inventories	15,901	6,866
Other assets	18,172	17,580

Total current assets	555,437	854,252
Long-term investments	59,296	61,173
Property and equipment, net	71,280	66,428
Investment in affiliate	2,514	3,019
Patents and deferred financing costs, net	28,536	34,813
Other assets	487	540

Total assets	$717,550	$1,020,225

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$18,253	$12,324
Accrued expenses	110,101	127,218
Current portion of notes payable and capital lease obligation	1,926	129
Current portion of convertible subordinated debt	—	430,000
Other current liabilities	32,073	28,757

Total current liabilities	162,353	598,428
Notes payable and capital lease obligation	3,375	789
Long-term deferred revenue	—	219
Other long-term liabilities	30,987	—
Convertible subordinated debt	1,190,000	1,040,000

Total liabilities	1,386,715	1,639,436

Stockholders' equity (deficit):
Preferred stock $1.00 par value, 1,000 shares authorized, none outstanding at June 30, 2004 and December 31, 2003	—	—
Common stock, $.10 par value, 240,000 and 240,000 shares authorized; 87,586 and 85,025 shares issued and outstanding, at June 30, 2004 and December 31, 2003, respectively	8,759	8,503
Additional paid-in capital	773,855	689,907
Accumulated deficit	(1,461,398)	(1,329,828)
Accumulated other comprehensive income	9,619	12,207

Total stockholders' equity (deficit)	(669,165)	(619,211)

Total liabilities and stockholders' equity (deficit)	$717,550	$1,020,255

The accompanying notes are an integral part of the consolidated financial statements

SEPRACOR INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In Thousands, Except Per Share Amounts)

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Revenues:
Product sales	$57,450	$61,350	$142,506	$133,506
Royalties and other	12,517	15,105	26,939	27,455

Total revenues	69,967	76,455	169,445	160,961

Costs and expenses:
Cost of product sold	6,821	6,964	15,681	13,913
Cost of royalties and other	109	444	349	700
Research and development	45,077	48,255	82,373	101,438
Selling, marketing and distribution	86,355	36,817	170,789	72,498
General and administrative and patent costs	7,899	5,763	14,933	11,605

Total costs and expenses	146,261	98,243	284,125	200,154

Loss from operations	(76,294)	(21,788)	(114,680)	(39,193)
Other income (expense):
Interest income	1,424	1,874	2,679	3,805
Interest expense	(5,830)	(13,654)	(11,954)	(27,311)
Loss on redemption of debt	—	—	(7,022)	—
Equity in investee (losses)	(358)	(217)	(505)	(842)
Other income (expense), net	(71)	(6)	(88)	(9)

Net loss	$(81,129)	$(33,791)	$(131,570)	$(63,550)

Basic and diluted net loss per common share	$(0.93)	$(0.40)	$(1.53)	$(0.75)
Shares used in computing basic and diluted net loss per common share:
Basic and diluted	86,797	84,469	86,006	84,409

The accompanying notes are an integral part of the consolidated financial statements

SEPRACOR INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	Six Months Ended
	June 30, 2004	June 30, 2003
Cash flows from operating activities:
Net loss	$(131,570)	$(63,550)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,961	9,486
Provision for bad debt	—	268
Equity in investee losses	505	842
Loss on patent impairment	374	—
Loss on redemption of debt	7,022	—
Changes in operating assets and liabilities:
Accounts receivable	5,689	(6,663)
Inventories	(9,030)	1,757
Other current assets	(618)	(805)
Accounts payable	5,919	(450)
Accrued expenses	(13,393)	(9,079)
Other current liabilities	3,316	4,449
Other liabilities	30,768	656

Net cash used in operating activities	(92,057)	(63,089)

Cash flows from investing activities:
Purchases of short and long-term investments	(192,410)	(217,724)
Sales and maturities of short and long-term investments	106,291	215,765
Additions to property and equipment	(5,415)	(2,360)
Change in other assets	53	—

Net cash used in investing activities	(91,481)	(4,319)

Cash flows from financing activities:
Redemption of convertible subordinated notes	(433,709)	—
Net proceeds from issuance of common stock	34,198	3,040
Proceeds from sale of convertible subordinated debt	150,000	—
Costs associated with sale of convertible subordinated debt	(4,125)	—
Settlement of call spread options	50,006	—
Repayments of long-term debt and capital leases	(356)	(503)

Net cash provided by (used in) financing activities	(203,986)	2,537

Effect of exchange rate changes on cash and cash equivalents	162	(178)

Net decrease in cash and cash equivalents	(387,362)	(65,049)
Cash and cash equivalents at beginning of period	$705,802	$375,438

Cash and cash equivalents at end of period	$318,440	$310,389

Non cash activities:
Additions to capital leases	4,707	—

The accompanying notes are an integral part of the consolidated financial statements

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1. Basis of Presentation

        The accompanying consolidated interim financial statements are unaudited and have been prepared on a basis substantially consistent with the audited financial statements. Certain information and footnote disclosures normally included in our annual financial statements have been condensed or omitted. The year-end consolidated condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The consolidated interim financial statements, in the opinion of our management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for the interim periods ended June 30, 2004 and 2003. Certain prior amounts have been reclassified to conform to current year presentation.

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

2. Basic and Diluted Net Loss Per Common Share

        Basic earnings (loss) per share, or EPS, excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS is based upon the weighted average number of common shares outstanding during the period plus the additional weighted average common equivalent shares during the period. Common equivalent shares are not included in the per share calculations where the effect of their inclusion would be anti-dilutive. Common equivalent shares result from the assumed conversion of preferred stock, convertible subordinated debt and the assumed exercise of outstanding stock options, the proceeds of which are then assumed to have been used to repurchase outstanding stock options using the treasury stock method. Purchased call options are also not included in the per share calculations because including them would be anti-dilutive.

        For the three and six months ended June 30, 2004 and 2003, basic and diluted net loss per common share is computed based on the weighted-average number of common shares outstanding during the period because the effect of common stock equivalents would be anti-dilutive. Certain securities were not included in the computation of diluted earnings per share for the three and six months ended June 30, 2004 and 2003 because they would have an anti-dilutive effect due to net losses for such periods. These excluded securities include the following:

        Options to purchase shares of common stock:

(in thousands, except price per share data)	June 30, 2004	June 30, 2003
Number of options	12,189	12,698
Price range per share	$2.63 to $87.50	$2.50 to $87.50

        Shares of common stock reserved for issuance upon conversion of convertible subordinated debt:

(in thousands)	June 30, 2004	June 30, 2003
7% convertible subordinated debentures due 2005	—	1,792
5% convertible subordinated debentures due 2007	4,763	4,763
5.75% convertible subordinated notes due 2006	—	7,166
0% Series A convertible senior subordinated notes due 2008	7,839	—
0% Series B convertible senior subordinated notes due 2010	16,756	—

	29,358	13,721

3. Accounting for Stock-Based Compensation

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

        The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)
	2004	2003	2004	2003
Net loss attributable to common stockholders	$(81,129)	$(33,791)	$(131,570)	$(63,550)
Total stock-based employee compensation expense determined under fair value based method for all awards	(11,757)	(14,977)	(22,795)	(29,380)

Pro forma net loss	$(92,886)	$(48,768)	$(154,365)	$(92,930)

Amounts per common share:
Basic and diluted—as reported	$(0.93)	$(0.40)	$(1.53)	$(0.75)
Basic and diluted—pro forma	$(1.07)	$(0.58)	$(1.79)	$(1.10)

4. Inventories

        Inventories consist of the following:

(in thousands)	June 30, 2004	December 31, 2003
Raw materials	$2,954	$1,062
Work in progress	1,858	1,295
Finished goods	11,089	4,509

	$15,901	$6,866

5. Patents and Deferred Financing Costs

        The following schedule details the carrying value of our patents and deferred financing costs as of June 30, 2004 and December 31, 2003:

(in thousands)	June 30, 2004	December 31, 2003
Deferred finance costs, gross	$35,147	$42,957
Accumulated amortization	(10,882)	(13,136)

Deferred finance costs, net	$24,265	$29,821

Patents, gross	$6,679	$7,223
Accumulated amortization	(2,408)	(2,231)

Patents, net	$4,271	$4,992

        The following schedule details our amortization expense related to patents and deferred financing costs:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)
	2004	2003	2004	2003
Amortization of deferred finance costs	$1,326	$1,222	$2,706	$2,444
Amortization of patents	174	943	348	1,829

Total amortization	$1,500	$2,165	$3,054	$4,273

        We currently estimate that our amortization expense will be $2,973,000, $5,943,000, $5,917,000, $4,283,000 and $3,893,000 for the remainder of 2004 and for the years ending December 31, 2005, 2006, 2007 and 2008, respectively.

        During the second quarter of 2004, we recorded a charge of approximately $374,000 related to the impairment of all patents related to ticalopride (formerly known as (+)- norcisapride). This impairment of patents related to our termination, during the second quarter of 2004, of all plans for development of ticalopride. This charge is included in research and development expense in the consolidated statements of operations for the three and six months ended June 30, 2004.

6. Convertible Subordinated Debt

        Convertible subordinated debt, including current portion, consists of the following:

(in thousands)	June 30, 2004	December 31, 2003
5.75% convertible subordinated notes due 2006	$—	$430,000
5% convertible subordinated debentures due 2007	440,000	440,000
0% Series A convertible senior subordinated notes due 2008	250,000	200,000
0% Series B convertible senior subordinated notes due 2010	500,000	400,000

Total	$1,190,000	$1,470,000

        On January 9, 2004, using funds from our December 2003 issuance of 0% convertible senior subordinated notes, we redeemed the remaining outstanding $430,000,000 principal amount of our 5.75% convertible subordinated notes due 2006 for an aggregate redemption price of $433,709,000, including approximately $3,709,000 in accrued interest. As a result of this redemption, we recorded a loss of approximately $7,022,000 related to the write-off of deferred financing costs in the first quarter of 2004.

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

7. Equity

        During the second quarter of 2004, pursuant to the call spread option agreements we entered into in December 2003, we settled 1,639,832 call spread options for cash in the amount of $50,006,000. The settled options expired at various dates beginning on May 12, 2004 and ending on June 9, 2004. We recorded the full amount of the call spread option settlement as an increase to additional paid-in capital. Our remaining outstanding call spread options expire at various dates through 2005 and we have the option to settle the remaining outstanding call spread options in either net shares or in cash.

8. Comprehensive Loss

        Total comprehensive loss consists of net loss, net foreign currency translation adjustments and net unrealized gain (loss) on available-for-sale securities.

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2004	June 30, 2003	2004 June 30,	June 30, 2003
Comprehensive loss:
Net loss	$(81,129)	$(33,791)	$(131,570)	$(63,550)
Net foreign currency translation adjustment	5	(96)	825	(105)
Net unrealized gain (loss) on available-for-sale securities	(7,182)	6,724	(3,413)	6,740

Total comprehensive loss	$(88,306)	$(27,163)	$(134,158)	$(56,915)

9. Commitments and Contingencies

        We enter into indemnification agreements in our ordinary course of business pursuant to which we indemnify and hold harmless certain parties against claims, liabilities and losses brought by a third party to the extent that the claims arise out of (1) injury or death to person or property caused by defects in our product or product candidates, (2) negligence in the manufacture or distribution of our product or product candidates or (3) a material breach by us. We have no liabilities recorded for these guarantees at June 30, 2004. If liabilities were incurred, we have insurance policies covering product liabilities, which should mitigate, but may not eliminate, losses.

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

        We and several of our current and former officers and a current director are named as defendants in several purported class action complaints which have been filed on behalf of certain persons who purchased our common stock and/or debt securities during different time periods, beginning on various dates, the earliest being May 17, 1999, and all ending on March 6, 2002. These complaints allege violations of the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder by the Securities and Exchange Commission. Primarily they allege that the defendants made certain materially false and misleading statements relating to the testing, safety and likelihood of approval of tecastemizole (formerly SOLTARA™) by the United States Food and Drug Administration, or FDA. On April 11, 2003, two consolidated amended complaints were filed, one on behalf of the purchasers of our common stock and the other on behalf of the purchasers of our debt securities. These consolidated amended complaints reiterate the allegations contained in the previously filed complaints and define the alleged class periods as May 17, 1999 through March 6, 2002. We filed a motion to dismiss both consolidated amended complaints on May 27, 2003. On March 11, 2004, the court, while granting in part the motion to dismiss, did allow much of the case to proceed. The parties are currently engaged in discovery.

        We are unable to reasonably estimate any possible range of loss related to these lawsuits due to their uncertain resolution.

10. Ross Agreement Amendment

        On March 25, 2004, we announced an amendment to our agreement with the Ross Products Division of Abbott Laboratories, or Ross, for the co-promotion of XOPENEX® brand levalbuterol HCl inhalation solution. Under the terms of the amendment, our agreement with Ross will terminate effective December 31, 2004. Ross will continue to co-promote XOPENEX through December 31, 2004. Under the terms of the amendment, we will make residual payments to Ross of $30,000,000 on or before December 31, 2005 and $3,000,000 on or before December 31, 2006. We charged the present value of these payments, approximately $30,671,000, to selling, marketing and distribution expense in the first quarter of 2004 and this amount is included on the balance sheet in other long-term liabilities as of June 30, 2004. The difference between the payment amounts and the present value will be accreted to interest expense at a rate of $317,000 per quarter through the end of 2005 and then $28,000 per quarter in 2006.

11. MedPointe Agreement Amendment

        On April 30, 2004, we entered into an amendment to our agreement with MedPointe Inc., or MedPointe, for the co-promotion of ASTELIN® brand azelastine HCl for the treatment of allergic rhinitis. Under the terms of the amendment, effective July 1, 2004 our sales force is only responsible for providing ASTELIN samples to doctors. Effective October 1, 2004, both parties have the unilateral right to terminate the agreement without cause. As of the amendment date, we began recognizing revenue at the fair value of services as those services are performed. If the agreement is terminated by either party, we will receive a payment from MedPointe of $6,950,000, less any amount received prior to the termination related to the sample coverage.

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

Executive Overview

        We are a research-based pharmaceutical company dedicated to treating and preventing human disease through discovery, development and commercialization of innovative pharmaceutical compounds. We select compounds for development that have potential to offer improvements over existing therapies with respect to efficacy, side-effect profile, dosage forms and, in some cases, opportunity for additional indications. We market and sell XOPENEX inhalation solution, currently our only commercialized product, directly through our sales force and through a co-promotion agreement. We have entered into out-licensing arrangements with respect to several other compounds. We expect to commercialize any additional products that we successfully develop through our sales force, through co-promotion agreements and/or through out-licensing partnerships.

Significant 2004 Developments

        On July 15, 2004, we announced that the United States Food and Drug Administration, or FDA, had accepted our resubmission of our New Drug Application, or NDA, for ESTORRA™ brand eszopiclone for the treatment of insomnia characterized by difficulty falling asleep, and/or difficulty maintaining sleep during the night and early morning. We received an "approvable" letter from the FDA on February 27, 2004 for the original NDA for ESTORRA. The FDA has classified our resubmission as a Class 2 resubmission. Under the Prescription Drug User Fee Act, or PDUFA, the FDA is expected to complete its review of a Class 2 resubmission within a six-month period beginning on the date that the resubmission was received. As a result of this Class 2 designation, the PDUFA date, the date by which the FDA is expected to review and act on an NDA submission, for our ESTORRA NDA is December 15, 2004 and we are currently planning on a January 2005 product launch, contingent upon approval from the FDA. We have expanded our sales force in anticipation of marketing ESTORRA to primary care physicians and psychiatrists, the principal prescribers of sleep medications. Contingent upon approval from the FDA, we expect the recommended dosing to achieve sleep onset and maintenance to be 2 mg or 3 mg for adult patients, 2 mg for elderly patients with sleep maintenance difficulties, and 1 mg for sleep onset in elderly patients whose primary complaint is difficulty falling asleep. The FDA has not requested additional clinical or preclinical trials for final approval. If the FDA delays or denies final approval of our NDA for ESTORRA, then our plans for commercialization of ESTORRA may be delayed or terminated, which would have a material adverse effect on our business.

        On July 15, 2004, we announced that the FDA had accepted for formal review, our NDA for XOPENEX HFA™ (levalbuterol tartrate HFA) Inhalation Aerosol, a hydrofluoroalkane, or HFA, metered-dose inhaler, or MDI. The FDA has notified us that the PDUFA date for our NDA for XOPENEX HFA MDI is March 12, 2005. On May 12, 2004, we submitted our NDA to the FDA for XOPENEX HFA MDI for the treatment or prevention of bronchospasm in adults, adolescents and children 4 years of age and older with reversible obstructive airway disease, such as asthma and chronic obstructive pulmonary disease, or COPD. MDIs are hand-held, pressurized canisters that deliver inhaled medications directly to the lungs. Our MDI development program included approximately

1,870 pediatric and adult subjects and 54 studies (preclinical and clinical). In 2003, we completed our Phase III studies of XOPENEX HFA. In each of the three, large-scale, pivotal Phase III trials that we conducted, the XOPENEX HFA MDI was well tolerated and met the targeted efficacy endpoints in both adults and children with asthma. In the primary airway function measure, FEV1 (a test of lung function that measures the amount of air forcefully exhaled in one second), the XOPENEX HFA MDI produced statistically and clinically significant improvements relative to placebo (p<0.001). If the FDA delays or denies approval of our NDA for XOPENEX HFA MDI, then commercialization of this product candidate could be delayed or terminated, which would have a material adverse effect on our business.

        On July 13, 2004, we announced a conditional amendment to our agreement with Aventis relating to eszopiclone, which we are developing as ESTORRA. The amendment is subject to the successful completion of the proposed business combination between Aventis and Sanofi-Synthelabo. Under the conditional amended agreement, we would have the right to read and reference Aventis' regulatory filings related to zopiclone outside of the United States for the purpose of development and regulatory registration of eszopiclone outside of the U.S., and Aventis would assign to us the foreign counterparts to the U.S. patent covering eszopiclone and its therapeutic use. Also, as part of the amendment, we would permit Aventis to assign our obligation to pay a royalty on sales of eszopiclone in the U.S. to a third party. Under the original agreement, we have exclusively licensed Aventis' preclinical, clinical and post-marketing surveillance data package relating to zopiclone, its isomers and metabolites, to develop, make, use and sell eszopiclone in the U.S. Zopiclone is marketed by Aventis in approximately 80 countries worldwide under the brand names of IMOVANE® and AMOBAN®.

        During the second quarter of 2004, pursuant to the call spread option agreements we entered into in December 2003, we settled 1,639,832 call spread options for cash in the amount of $50,006,000. The settled options expired at various dates beginning on May 12, 2004 and ending on June 9, 2004. We recorded the full amount of the call spread option settlement as an increase to additional paid-in capital. Our remaining outstanding call spread options expire at various dates through 2005 and we have the option to settle the remaining outstanding call spread options in either net shares or in cash.

        On April 30, 2004, we entered into an amendment to our agreement with MedPointe Inc., or MedPointe, for the co-promotion of ASTELIN brand azelastine HCl for the treatment of allergic rhinitis. Under the terms of the amendment, effective July 1, 2004 our sales force is only responsible for providing ASTELIN samples to doctors. Effective October 1, 2004, both parties have the unilateral right to terminate the agreement without cause. As of the amendment date, we began recognizing revenue at the fair value of services as those services are performed. If the agreement is terminated by either party, we will receive a payment from MedPointe of $6,950,000, less any amount received prior to the termination related to the sample coverage.

        On March 25, 2004, we announced an amendment to our agreement with the Ross Products Division of Abbott Laboratories, or Ross, for the co-promotion of XOPENEX brand levalbuterol HCl inhalation solution. Under the terms of the amendment, our agreement with Ross will terminate effective December 31, 2004. Ross will continue to co-promote XOPENEX through December 31, 2004. Under the terms of the amendment, we will make residual payments to Ross of $30,000,000 on or before December 31, 2005 and $3,000,000 on or before December 31, 2006. We charged the present value of these payments, approximately $30,671,000, to selling, marketing and distribution expense in the first quarter of 2004 and this amount is included on the balance sheet in other long-term liabilities as of June 30, 2004. The difference between the payment amounts and the present value will be accreted to interest expense at a rate of $317,000 per quarter through the end of 2005 and then $28,000 per quarter in 2006.

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

Critical Accounting Policies

        We identified critical accounting policies in our annual report on Form 10-K for the year ended December 31, 2003. These critical accounting policies relate to product revenue recognition, royalty revenue recognition, rebate and return reserves, patents, intangibles and other assets, accounts receivable and bad debt, induced conversion of debt and inventory write-downs. These policies require us to make estimates in the preparation of our financial statements as of a given date. Because of the uncertainty inherent in these matters, our actual results could differ from the estimates we use in applying the critical accounting policies. Within the context of these critical accounting policies, we are not currently aware of any reasonably likely events or circumstances that would result in us reporting materially different amounts. Additionally, no changes to these critical accounting policies have taken place in the six months ended June 30, 2004.

Three Month Periods ended June 30, 2004 and 2003

Revenues

        Product revenues were $57,450,000 and $61,350,000 for the three months ended June 30, 2004 and 2003, respectively, a decrease of approximately 6%. The decrease in product revenue is primarily attributable to an approximate 7% reduction in the net selling price per unit of XOPENEX, offset by a 1% increase in XOPENEX unit volume sales. The 7% net selling price per unit reduction is due primarily to approximately 12% higher sales rebates, including supplemental rebates and additional discounting, that are accounted for as a reduction in gross product sales, offset by a gross unit price increase of approximately 8%. The increase in rebates is primarily attributable to an increase in Medicaid rebates that we provided in return for the inclusion of XOPENEX on certain states' Medicaid preferred drug lists. The 1% increase in unit volume sales is significantly less than the increase in unit volume sales during prior recent periods. We believe this decrease in unit volume sales growth is primarily attributable to (1) an atypically mild allergy season, which resulted in reduced unit volume sales growth for respiratory drugs generally during the period and (2) a temporary disruption of our sales force due to the ESTORRA hiring efforts, which resulted in new or different sales representatives making more than a majority of the XOPENEX sales calls during the period and an approximate 19% reduction in the number of XOPENEX sales calls made during the three-month period ended June 30, 2004 as compared to the same period in 2003.

        Royalties and other revenues were $12,517,000 and $15,105,000 for the three months ended June 30, 2004 and 2003, respectively, a decrease of approximately 17%. The decrease for the three months ended June 30, 2004 as compared with the same period in 2003 is primarily due to a decrease in royalties earned on sales of CLARINEX® under our agreement with Schering-Plough, and to a lesser extent, due to a decrease in royalties earned on sales of ALLEGRA® under our agreement with Aventis. Royalties earned from these products continue to be adversely affected by decreased sales volume resulting from the availability of other allergy drugs without a prescription. The decrease in royalty revenue is partially offset by other MedPointe related revenue of $2,774,000 for the three months ended June 30, 2004, which consists primarily of revenue related to the fair value of services performed pursuant to our ASTELIN agreement, as compared with other MedPointe related revenue of $219,000 for the three months ended June 30, 2003.

Costs of Revenues

        Cost of product sold was $6,821,000 and $6,964,000 for the three months ended June 30, 2004 and 2003, respectively. Cost of product sold as a percentage of product sales was approximately 12% and 11% for the three months ended June 30, 2004 and 2003, respectively. The increase in cost of product sold as a percentage of product sales for the three months ended June 30, 2004 as compared with the same period in 2003 is primarily due to the decrease in the net selling price of XOPENEX during the period. Unit volume sales of XOPENEX increased by approximately 1% for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003, with per unit cost of product sold remaining relatively flat during the periods.

        Cost of royalties and other revenues was $109,000 and $444,000 for the three months ended June 30, 2004 and 2003, respectively, a decrease of approximately 75%. Our cost of royalties and other revenues consists primarily of an obligation to a third-party as a result of royalties we receive from Schering-Plough Corporation based upon its sales of CLARINEX. The decrease for the three months ended June 30, 2004 as compared with the same period in 2003 resulted from the decrease in royalties we earned on sales of CLARINEX.

Research and Development

        Research and development expenses were $45,077,000 and $48,255,000 for the three months ended June 30, 2004 and 2003, respectively, a decrease of approximately 7%. The decrease for the three months ended June 30, 2004 as compared with the same period in 2003 is primarily due to our reduced spending on our tecastemizole and (S)-oxybutynin programs. We discontinued our development of tecastemizole in December 2003, and we have elected not to fund the (S)-oxybutynin clinical program at this time. Our decreased spending in these programs was partially offset by our increased spending on our arformoterol program and the XOPENEX HFA MDI program. We submitted an NDA for XOPENEX HFA MDI to the FDA in May 2004, which was accepted for filing on July 15, 2004.

        Drug development and approval in the United States is a multi-step process regulated by the FDA. The process begins with the filing of an Investigational New Drug Application, or IND, which, if successful, allows the opportunity for study in humans, or clinical study, of the potential new drug. Clinical development typically involves three phases of study: Phases I, II and III. The most significant costs in clinical development are in the Phase III clinical trials as they tend to be the longest and largest studies in the drug development process. Following successful completion of Phase III clinical trials, an NDA must be submitted to, and accepted by, the FDA, and the FDA must approve the NDA prior to commercialization of the drug. As further discussed below, we currently have one product candidate in Phase III clinical trials and two NDAs submitted and currently under FDA review. The successful development of our product candidates is highly uncertain. Completion dates and completion costs can vary significantly for each product candidate and are difficult to predict. The lengthy process of seeking FDA approvals, and the subsequent compliance with applicable statutes and regulations, require the expenditure of substantial resources. Any failure by us to obtain, or any delay in obtaining, regulatory approvals could materially adversely affect our business. We cannot assure you that we will obtain any approval required by the FDA on a timely basis, if at all.

        For additional discussion of the risks and uncertainties associated with completing development of potential product candidates, see "Factors Affecting Future Operating Results".

        Below is a summary of our product candidates representing 10% or more of our direct project research and development spending during the three months ended June 30, 2004. The "Estimate of

Completion of Stage" column contains forward-looking statements regarding timing of completion of product development stages. Completion of product development, if successful, culminates in the submission of an NDA to the FDA. The actual timing of completion of stages could differ materially from the estimates provided in the table. The table is sorted by highest to lowest spending amounts for the three months ended June 30, 2004, and the three product candidates listed accounted for approximately 80% of our direct project research and development spending during this period.

Product Candidate	Indication	Stage of Development	Estimate of Completion of Stage
ESTORRA (eszopiclone)	Insomnia	NDA Review	2004	*
Arformoterol	Respiratory—COPD	Phase III	2004	**
XOPENEX HFA MDI	Respiratory—Asthma	NDA Review	2005	***

*
We received an "approvable" letter from the FDA in February 2004, and on July 15, 2004 we announced that the FDA had accepted our resubmission of our NDA for ESTORRA. The PDUFA date for ESTORRA is December 15, 2004.

**
We expect to complete our Phase III trials of arformoterol in 2004. However, we do not anticipate submitting an NDA for arformoterol before the first half of 2005.

***
We submitted the NDA for XOPENEX HFA MDI to the FDA in May 2004, and the FDA accepted the NDA for filing in July 2004. The PDUFA date for XOPENEX HFA MDI is March 12, 2005.

        Below is expenditure information related to our product candidates representing 10% or more of our direct project research and development spending during the three months ended June 30, 2004 and 2003, respectively, as well as the costs incurred to date on these projects. The costs in this analysis include only direct costs and do not include certain indirect labor, overhead or other costs which benefit multiple projects. As a result, fully loaded research and development cost summaries by project are not presented.

(in thousands)	Project costs for the three months ended June 30, 2004	Project costs to date through June 30, 2004	Project costs for the three months ended June 30, 2003	Project costs to date through June 30, 2003
ESTORRA (eszopiclone)	$14,113	$155,380	$979	$119,138
Arformoterol	8,161	134,821	8,948	93,228
XOPENEX HFA MDI	4,181	123,214	17,206	87,433

        Due to the length of time necessary to develop a product, the uncertainties related to the ability to obtain governmental approval for commercialization and the difficulty in estimating costs of projects, it is difficult to make accurate and meaningful estimates of the ultimate cost to bring our product candidates to FDA approved status. We do not believe it is possible to estimate, with any degree of accuracy, the costs of product candidates which are in stages earlier than Phase III. We estimate the cost range to bring our one active Phase III product candidate, arformoterol, to an NDA filing as $22,000,000 to $27,000,000 based on an expected NDA submission in the first half of 2005.

        Delays in meeting expected NDA submission dates may adversely impact our business due to (1) potential lost revenues due to competition and market changes and (2) additional expenditures if a project timeline is extended in order to conduct additional studies.

        The uncertainties related to completion of development, regulatory approval and timing of commercialization make it difficult to estimate when, if ever, our product candidates will generate revenue and cash flows. We do not expect to receive net cash inflows from any of our major research and development projects until a product candidate becomes a profitable commercial product.

Selling, Marketing and Distribution

        Selling, marketing and distribution expenses were $86,355,000 and $36,817,000 for the three months ended June 30, 2004 and 2003, respectively, an increase of approximately 135%. The increase is primarily due to our sales force expansion and increased marketing costs related to our preparation for commercialization of ESTORRA, which we expect to launch in January 2005 if we receive final approval from the FDA. During the three months ended June 30, 2004, we hired approximately 800 sales representatives and incurred significant recruiting and training costs related to these individuals.

General and Administrative

        General and administrative and patent expenses were $7,899,000 and $5,763,000 for the three months ended June 30, 2004 and 2003, respectively, an increase of approximately 37%. The increase for the three months ended June 30, 2004 as compared with the same period in 2003 is primarily due to payroll and related expenses resulting from an increase in headcount related to permanent and temporary employees and contracted service providers to support the expected commercialization of ESTORRA.

Other Income (Expense)

        Interest income was $1,424,000 and $1,874,000 for the three months ended June 30, 2004 and 2003, respectively. The decrease for the three months ended June 30, 2004 as compared with the same period in 2003 is due primarily to lower interest rates earned on our cash and short- and long-term investment balances in 2004.

        Interest expense was $5,830,000 and $13,654,000 for the three months ended June 30, 2004 and 2003, respectively. The decrease for the three months ended June 30, 2004 as compared with the same period in 2003 is due to lower outstanding average balances on our interest-bearing debt. The average outstanding balance on our interest-bearing debt for the second quarter of 2004 was $440,000,000 as compared to the average outstanding balance in the second quarter of 2003 of approximately $981,870,000.

        Equity in investee (losses) were ($358,000) and ($217,000) for the three months ended June 30, 2004 and 2003, respectively. The loss for the three-month periods ended June 30, 2004 and 2003 represents our portion of BioSphere losses.

Six Month Periods ended June 30, 2004 and 2003

Revenues

        Product revenues were $142,506,000 and $133,506,000 for the six months ended June 30, 2004 and 2003, respectively, an increase of approximately 7%. The increase in product revenue is due to an approximate 11% increase in unit volume sales of XOPENEX, offset by an approximate 4% decrease in the net selling price per unit of XOPENEX. The 4% decrease in the net selling price per unit is due primarily to approximately 9% higher sales rebates, including supplemental rebates and additional discounting, that are accounted for as a reduction in gross product sales, offset by a gross unit price increase of approximately 5%. The increase in rebates is primarily attributable to an increase in Medicaid rebates that we provided in return for the inclusion of XOPENEX on certain states' Medicaid preferred drug lists. We believe that the 11% increase in unit volume sales is due to market share increases that can be attributed to increased demand for XOPENEX as a result of positive experiences reported by patients and physicians and our targeted marketing to high volume prescribers. However, the 11% increase in unit volume sales is significantly less than the increase in unit volume sales during recent prior periods. We believe this decrease in unit volume sales growth is primarily attributable to: (1) an atypically mild allergy season, which resulted in reduced unit volume sales growth for respiratory drugs generally during the period and (2) a temporary disruption of our sales force due to the ESTORRA hiring efforts, which resulted in new or different sales representatives making more of the XOPENEX sales calls during the six-month period ended June 30, 2004 as compared to the same period in 2003 and an approximate 13% reduction in the number of XOPENEX sales calls made during the six-month period ended June 30, 2004 as compared to the same period in 2003.

        Royalties and other revenues were $26,939,000 and $27,455,000 for the six months ended June 30, 2004 and 2003, respectively, a decrease of approximately 2%. The decrease for the six months ended June 30, 2004 as compared with the same period in 2003 is primarily due to a decrease in royalties earned on sales of CLARINEX under our agreement with Schering-Plough, and to a lesser extent, due to a decrease in royalties earned on sales of ALLEGRA under our agreement with Aventis. Royalties earned from these products continue to be adversely affected by decreased sales volume resulting from the availability of other allergy drugs without a prescription. The decrease in royalty revenue is partially offset by (1) other MedPointe related revenue of $2,993,000 for the six months ended June 30, 2004, which consists primarily of revenue related to the fair value of services performed pursuant to our ASTELIN agreement, as compared with other MedPointe related revenue of $219,000 for the six months ended June 30, 2003, and (2) co-promotion revenue of $902,000 for the six months ended June 30, 2004 received from MedPointe for our co-promotion of ASTELIN as compared with $0 for the six months ended June 30, 2003.

Costs of Revenues

        Cost of product sold was $15,681,000 and $13,913,000 for the six months ended June 30, 2004 and 2003, respectively, an increase of approximately 13%. Cost of product sales as a percentage of product sales was approximately 11% and 10% for the six months ended June 30, 2004 and 2003, respectively. The increase for the six months ended June 30, 2004 as compared with the same period in 2003 is primarily due to the increase in product sales of 7% and, to a lesser extent, to a reduction in the cost of products sold of $771,000 in the six months ended June 30, 2003 due to a favorable outcome of a quality control issue. This was partially offset by a lower manufacturing cost per unit, as a result of manufacturing efficiencies that resulted from an increase in the number of units of XOPENEX produced in the six months ended June 30, 2004 as compared with the same period in 2003.

        Cost of royalties and other revenues was $349,000 and $700,000 for the six months ended June 30, 2004 and 2003, respectively, a decrease of approximately 50%. Our cost of royalties and other revenues consists primarily of an obligation to a third-party as a result of royalties we receive from Schering-Plough Corporation based upon its sales of CLARINEX. The decrease for the six months ended June 30, 2004 as compared with the same period in 2003 resulted from the decrease in royalties we earned on sales of CLARINEX.

Research and Development

        Research and development expenses were $82,373,000 and $101,438,000 for the six months ended June 30, 2004 and 2003, respectively, a decrease of approximately 19%. The decrease for the six months ended June 30, 2004 as compared with the same period in 2003 is partially due to our decreased spending on ESTORRA brand eszopiclone, for which we submitted an NDA to the FDA in January 2003. The decrease is also due to our reduced spending on our tecastemizole and (S)-oxybutynin programs. We discontinued our development of tecastemizole in December 2003, and we have elected not to fund the (S)-oxybutynin clinical program at this time. Our decreased spending in these programs was partially offset by our increased spending on the arfomoterol program and XOPENEX HFA MDI program. We submitted an NDA for XOPENEX HFA MDI to the FDA in May 2004, which was accepted for filing in July 2004.

        Below is a summary of our product candidates representing 10% or more of our direct project research and development spending during the six months ended June 30, 2004. The "Estimate of Completion of Stage" column contains forward-looking statements regarding timing of completion of product development stages. Completion of product development, if successful, culminates in the submission of an NDA to the FDA. The actual timing of completion of stages could differ materially from the estimates provided in the table. The table is sorted by highest to lowest spending amounts for the six months ended June 30, 2004, and the three product candidates listed accounted for approximately 83% of our direct project research and development spending during this period.

Product Candidate	Indication	Stage of Development	Estimate of Completion of Stage
ESTORRA (eszopiclone)	Insomnia	NDA Review	2004	*
Arformoterol	Respiratory—COPD	Phase III	2004	**
XOPENEX HFA MDI	Respiratory—Asthma	NDA Review	2005	***

*
We received an "approvable" letter from the FDA in February 2004, and on July 15, 2004 we announced that the FDA had accepted our resubmission of our NDA for ESTORRA. The PDUFA date for ESTORRA is December 15, 2004.

**
We expect to complete our Phase III trials of arformoterol in 2004. However, we do not anticipate submitting an NDA for arformoterol before the first half of 2005.

***
We submitted the NDA for XOPENEX HFA MDI to the FDA in May 2004, and the FDA accepted the NDA for filing in July 2004. The PDUFA date for XOPENEX HFA MDI is March 12, 2005.

        Below is expenditure information related to our product candidates representing 10% or more of our direct project research and development spending during the six months ended June 30, 2004 and 2003, respectively, as well as the costs incurred to date on these projects. The costs in this analysis include only direct costs and do not include certain indirect labor, overhead or other costs which benefit multiple projects. As a result, fully loaded research and development cost summaries by project are not presented.

(in thousands)	Project costs for the six months ended June 30, 2004	Project costs to date through June 30, 2004	Project costs for the six months ended June 30, 2003	Project costs to date through June 30, 2003
ESTORRA (eszopiclone)	$19,650	$155,380	$3,614	$119,138
Arformoterol	16,697	134,821	19,816	93,228
XOPENEX HFA MDI	12,451	123,214	30,037	87,433

        Due to the length of time necessary to develop a product, the uncertainties related to the ability to obtain governmental approval for commercialization and the difficulty in estimating costs of projects, it is difficult to make accurate and meaningful estimates of the ultimate cost to bring our product candidates to FDA approved status. We do not believe it is possible to estimate, with any degree of accuracy, the costs of product candidates which are in stages earlier than Phase III. We estimate the cost range to bring our one active Phase III product candidate, arformoterol, to an NDA filing as $22,000,000 to $27,000,000 based on an expected NDA submission in the first half of 2005.

        Delays in meeting expected NDA submission dates may adversely impact our business due to (1) potential lost revenues due to competition and market changes and (2) additional expenditures if a project timeline is extended in order to conduct additional studies.

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

Selling, Marketing and Distribution

        Selling, marketing and distribution expenses were $170,789,000 and $72,498,000 for the six months ended June 30, 2004 and 2003, respectively, an increase of approximately 136%. Of the 136% increase, 31% is due to an accrual for $30,671,000, which represents the present value of the termination payments totaling $33,000,000 that we will make to Ross pursuant to a March 2004 amendment to our XOPENEX co-promotion agreement with Ross in which we agreed to terminate the agreement effective December 31, 2004. The remaining increase of 105% is primarily due to our sales force expansion and increased marketing costs related to our preparation for commercialization of ESTORRA, which we expect to launch in January 2005 if we receive final approval from the FDA. During the six months ended June 30, 2004, we hired approximately 800 sales representatives and incurred significant recruiting and training costs related to these individuals. Additionally, as a result of the increase in sales of XOPENEX for the six months ended June 30, 2004 as compared with the same period in 2003, we incurred increased sales commission expense paid to internal sales representatives and to Ross.

General and Administrative

        General and administrative and patent expenses were $14,933,000 and $11,605,000 for the six months ended June 30, 2004 and 2003, respectively, an increase of approximately 29%. The increase for the six months ended June 30, 2004 as compared with the same period in 2003 is primarily due to payroll and related expenses resulting from an increase in headcount related to permanent and temporary employees and contracted service providers to support the expected commercialization of ESTORRA.

Other Income (Expense)

        Interest income was $2,679,000 and $3,805,000 for the six months ended June 30, 2004 and 2003, respectively. The decrease for the six months ended June 30, 2004 as compared with the same period in 2003 is due primarily to lower average cash and short- and long-term investment balances available for investment and a slight decrease in the interest rate earned on investments in 2004.

        Interest expense was $11,954,000 and $27,311,000 for the six months ended June 30, 2004 and 2003, respectively. The decrease for the six months ended June 30, 2004 as compared with the same period in 2003 is due to lower outstanding average balances on our interest-bearing debt. The average outstanding balance on our interest-bearing debt for the first half of 2004 was $655,000,000 as compared to the average outstanding balance in the first half of 2003 of approximately $981,870,000.

        Loss on debt redemption was $7,022,000 and $0 for the six months ended June 30, 2004 and 2003, respectively. The loss in the six months ended June 30, 2004 resulted from our redemption of the remaining outstanding $430,000,000 face value of our 5.75% convertible subordinated notes due 2006 for aggregate cash consideration of $430,000,000, excluding accrued interest. The loss represents the write-off of $7,022,000 of deferred financing costs related to the notes.

        Equity in investee (losses) were ($505,000) and ($842,000) for the six months ended June 30, 2004 and 2003, respectively. The loss for the six-month periods ended June 30, 2004 and 2003 represents our portion of BioSphere losses.

Liquidity and Capital Resources

        Cash, cash equivalents and short- and long-term investments totaled $535,758,000 at June 30, 2004, compared to $840,388,000 at December 31, 2003.

        The net cash used in operating activities for the six months ended June 30, 2004 was $92,057,000. The net cash used in operating activities includes a net loss of $131,570,000 adjusted by non-cash charges of $16,862,000, which includes a loss on early debt extinguishment of $7,022,000. Accounts receivable decreased by $5,689,000 due primarily to the decreased sales of XOPENEX during June 2004 as compared to December 2003 due to customary seasonal fluctuations. Inventory increased by $9,035,000 due to lower than expected sales volume, shifts in product mix, and inventory build-up in anticipation of production down time as our contract manufacturer upgrades production equipment. On a combined basis, accounts payable and accrued expenses decreased by $11,188,000 primarily due to lower research and development costs. Other current liabilities increased by $3,316,000 primarily due to additional accruals for product revenue rebates and return reserves related to XOPENEX revenues. Other liabilities increased by $30,768,000 primarily due to an accrual for $30,987,000, which represents the present value of a termination payment we will make to Ross.

        The net cash used in investing activities for the six months ended June 30, 2004 was $91,481,000. Cash was used for net sales and maturities of short- and long-term investments of $86,119,000. We also made purchases of property and equipment of $5,415,000.

        The net cash used in financing activities for the six months ended June 30, 2004 was $203,986,000. We used $433,709,000 to redeem the remaining outstanding $430,000,000 face value of our 5.75% subordinated notes due 2006 at face value plus accrued interest. We received proceeds of $150,000,000, offset by $4,125,000 of issuance costs, from the issuance of 0% convertible senior subordinated notes. We received proceeds of $50,006,000 from the settlement of a portion of our call spread options. We also received proceeds of $34,198,000 from the issuance of common stock upon the exercise of stock options issued under our stock option plans. We used $356,000 to repay capital lease obligations and long-term debt.

        We currently generate cash from the sale of XOPENEX inhalation solution, from royalties on sales generated by our license agreements, primarily the agreements related to ALLEGRA and CLARINEX, and from our co-promotion arrangement with MedPointe. We believe our existing cash and the anticipated cash flow from our current strategic alliances and operations will be sufficient to support existing operations through 2005. In the longer term, we expect to fund our operations with revenue generated from product sales. Our actual future cash requirements and our ability to generate revenue, however, will depend on many factors, including:

  •
  regulatory approval of our late-stage product candidates, including ESTORRA, for which we received an "approvable" letter from the FDA on February 27, 2004, and XOPENEX HFA MDI, for which we submitted an NDA to the FDA in May 2004 and which was accepted for filing in July 2004;

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

        If our assumptions underlying our beliefs regarding future revenues and expenses change, or if unexpected opportunities or needs arise, we may seek to raise additional cash by selling debt or equity securities or borrowing money from a bank. However, we may not be able to raise such funds on favorable terms, if at all.

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

Off-Balance Sheet Arrangements

        We do not have any off-balance sheet arrangements, other than operating leases in the ordinary course of business, or variable interest entities or activities that include non-exchange traded contracts accounted for at fair value.

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

  •
  we acquired approximately $4,707,000 of computer equipment under a capital lease. Payments on the capital lease are approximately $163,000 per month through December 2006; and

  •
  we amended our agreement with Ross for the co-promotion of XOPENEX brand levalbuterol HCl inhalation solution. We will make residual payments to Ross of $30,000,000 on or before December 31, 2005 and $3,000,000 on or before December 31, 2006.

Factors Affecting Future Operating Results

        Certain of the information contained in this report, including information with respect to the expected timing of completion of phases of development of our drugs under development, the safety, efficacy and potential benefits of our drugs under development, the timing and results of regulatory filings and the scope and duration of patent protection with respect to these products and information with respect to the other plans and strategies for our business and the business of our subsidiaries and certain of our affiliates, consists of forward-looking statements. The forward-looking statements contained in this report represent our expectations as of the date of this report. Subsequent events may cause our expectations to change. However, while we may elect to update these forward-looking statements, we specifically disclaim any intention or obligation to do so. Important factors that could cause our actual results to differ materially from the forward-looking statements include the following:

        We have never been profitable and we may not be able to generate revenues sufficient to achieve profitability.

        We have not been profitable since inception, and it is possible that we will not achieve profitability. We incurred net losses on a consolidated basis of approximately $131.6 million for the six months ended June 30, 2004 and $135.9 million for the year ended December 31, 2003. We expect to continue to incur significant operating and capital expenditures. As a result, we will need to generate significant revenues to achieve and maintain profitability. We cannot assure you that we will achieve significant revenues or that we will ever achieve profitability. Even if we do achieve profitability, we cannot assure you that we will be able to sustain or increase profitability on a quarterly or annual basis in the future. If revenues grow more slowly than we anticipate or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial condition will be materially and adversely affected.

        If we or our development partners fail to successfully develop our principal product candidates, we will be unable to commercialize the product candidates and our ability to become profitable will be adversely affected.

        Our ability to achieve profitability will depend in large part on successful development and commercialization of our principal products under development. Failure to successfully commercialize our marketed products or our products under development may have a material adverse effect on our business. Before we commercialize any product candidate, we will need to successfully develop the product candidate by completing successful clinical trials, submit an NDA for the product candidate that is accepted by the FDA and receive FDA approval to market the candidate. If we fail to successfully develop a product candidate and/or the FDA delays or denies approval of any submitted NDA or any NDA that we submit in the future, then commercialization of our products under development may be delayed or terminated, which could have a material adverse effect on our business.

        A number of problems may arise during the development of our product candidates, including:

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

        We received an "approvable" letter from the FDA for ESTORRA on February 27, 2004 and on July 15, 2004 we announced that the FDA accepted our resubmission of our NDA for ESTORRA. In addition, on July 15, 2004, we announced that the FDA had accepted for formal review, our NDA for XOPENEX HFA MDI. However, we cannot be certain that the FDA will approve the ESTORRA NDA or the NDA for XOPENEX HFA MDI.

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

        The FDA issues an "approvable" letter when it believes it can approve an NDA if the applicant submits specific additional information or agrees to specific conditions. In order to receive approval, the applicant must satisfy the requests made and/or answer the questions posed by the FDA, through a resubmission of the NDA. On February 27, 2004, we received an "approvable" letter from the FDA for our ESTORRA NDA and on July 15, 2004 we announced that the FDA accepted our resubmission of our NDA for ESTORRA. However, we cannot be certain that we satisfactorily responded to the issues raised by the FDA or that the FDA will grant us approval during 2004, if at all. In addition, on July 15, 2004, we announced that the FDA had accepted for filing, our NDA for XOPENEX HFA MDI. If the FDA delays or denies approval of our NDA for ESTORRA or XOPENEX HFA MDI, or any other NDA that we file in the future, then commercialization of ESTORRA, XOPENEX HFA MDI or our other products under development, may be delayed or terminated, which would have a material adverse effect on our business.

        If any third-party collaborator is not successful in development of our product candidates, we may not realize the potential commercial benefits of the arrangement and our results of operations could be adversely affected.

        We have entered into a collaboration agreement with 3M Drug Delivery Systems Division for the scale-up and manufacturing of XOPENEX HFA MDI, and we may enter into additional development collaboration agreements in the future. Under our agreement with 3M, 3M is responsible for manufacturing an MDI formulation of XOPENEX. We are responsible for conducting clinical trials using the 3M-manufactured formulation. Based on the results of the trials, we submitted an NDA to the FDA for XOPENEX HFA MDI in May 2004 and the NDA was accepted for filing by the FDA in July 2004. If 3M, or any future development or commercialization collaborator, does not devote sufficient time and resources to its collaboration arrangement with us, breaches or terminates its agreement with us, fails to perform its obligation to us in a timely manner or is unsuccessful in its development and/or commercialization efforts, we may not realize the potential commercial benefits of the arrangement and our results of operations may be adversely affected. In addition, if regulatory approval of XOPENEX HFA MDI or any other product candidate under development by, or in collaboration with, a partner is delayed, denied or includes limitations on indicated uses for which the product may be marketed, we may not realize, or may be delayed in realizing, the potential commercial benefits of the arrangement.

        The royalties we receive under collaboration arrangements could be delayed, reduced or terminated if our collaboration partners terminate, or fail to perform their obligations under, their agreements with us, if our collaboration partners are unsuccessful in their sales efforts, or if we lose certain patent rights.

        We have entered into collaboration arrangements pursuant to which we license patents to pharmaceutical companies and our revenues under these collaboration arrangements consist primarily of royalties on sales of products in countries where we hold patents. Payments and royalties under these arrangements depend in large part on the commercialization efforts of our collaboration partners in countries where we hold patents, including sales efforts which we cannot control. If any of our collaboration partners does not devote sufficient time and resources to its collaboration arrangement with us or focuses its efforts in countries where we do not hold patents, we may not realize the potential commercial benefits of the arrangement, our revenues under these arrangements may be less than anticipated and our results of operations may be adversely affected. If any of our collaboration partners was to breach or terminate its agreement with us or fail to perform its obligations to us in a timely manner, the royalties we receive under the collaboration agreement could decrease or cease. Any failure or inability by us to perform, or any breach by us in our performance of, our obligations under a collaboration agreement could reduce or extinguish the royalties and benefits to which we are otherwise entitled under the agreement. If the patents covering the products upon which we receive royalties expire or are held invalid or unenforceable, generic versions of these products may be introduced, which would decrease sales of the royalty-bearing product or terminate our right to receive royalties. Any delay or termination of these types could have a material adverse effect on our financial condition and results of operations because we may lose technology rights and milestone or royalty payments from collaboration partners and/or revenue from product sales, if any, could be delayed, reduced or terminated.

        The approval of the sale of certain medications without a prescription may adversely affect our business.

        In May 2001, an advisory panel to the FDA recommended that the FDA allow certain popular allergy medications to be sold without a prescription. In November 2002, the FDA approved CLARITIN®, an allergy medication, to be sold without a prescription. In the future, the FDA may also allow the sale of other allergy medications without a prescription. The sale of CLARITIN and/or, if allowed, the sale of other allergy medications without a prescription, may have a material adverse effect on our business because the market for prescription drugs, including ALLEGRA and CLARINEX, for which we receive royalties on sales, has been and may continue to be adversely affected. We expect revenues from royalties earned on both CLARINEX and ALLEGRA to decrease in 2004 due to the continued adverse impact on sales of these prescription allergy drugs resulting from the availability of competing allergy drugs without a prescription.

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

  •
  be successfully marketed.

        Sales of XOPENEX inhalation solution represent a majority of our revenues; if sales of XOPENEX inhalation solution do not continue to increase, we may not have sufficient revenues to achieve our business plan and our business will not be successful.

        All of our revenues from product sales for the six months ended June 30, 2004 and the years ended December 31, 2003 and 2002 and substantially all of our product revenues for the year ended December 31, 2001, resulted from sales of XOPENEX inhalation solution. If the FDA grants final marketing approval for our ESTORRA NDA, we do not expect to launch ESTORRA until the first quarter of 2005, at the earliest. Accordingly, we expect that sales of XOPENEX will represent all of our product sales and a majority of our total revenues through 2004. We do not have long-term sales contracts with our customers and we rely on purchase orders for sales of XOPENEX inhalation solution. Reductions, delays or cancellations of orders, as well as decreases in the average selling price and increases in rebates and allowances for XOPENEX could adversely affect our operating results. If sales of XOPENEX inhalation solution do not continue to increase, we may not have sufficient revenues to achieve our business plan and our business will not be successful.

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

        Our success depends in part on our ability to operate without infringing upon the proprietary rights of others. Third parties, typically drug companies, hold patents or patent applications covering compositions, methods of making and uses, covering the composition of matter for most of the drug candidates for which we have patents or patent applications. Third parties also hold patents relating to drug delivery technology that may be necessary for the development or commercialization of some of our drug candidates. In each of these cases, unless we have or obtain a license, we generally may not commercialize the drug candidates until these third-party patents expire or are declared invalid or unenforceable by the courts. Licenses may not be available to us on acceptable terms, if at all. In addition, it would be costly for us to contest the validity of a third-party patent or defend any claim that we infringe a third-party patent. Moreover, litigation involving third-party patents may not be resolved in our favor. Such contests and litigation would be costly, would require significant time and attention of our management, could prevent us from commercializing our products, could require us to pay significant damages and could have a material adverse effect on our business.

        If our products do not receive government approval, then we will not be able to commercialize them.

        The FDA and similar foreign agencies must approve the marketing and sale of pharmaceutical products developed by us or our development partners. These agencies impose substantial requirements on the manufacture and marketing of drugs. Any unanticipated preclinical and clinical studies we are required to undertake could result in a significant increase in the funds we will require to advance our products to commercialization. In addition, the failure by us or our collaborative development partners to obtain regulatory approval on a timely basis, or at all, or failure of an attempt by us or our collaborative development partners to receive regulatory approval or to achieve labeling objectives, could prevent or adversely affect the timing of the commercial introduction of, or our ability to market and sell, our products.

        In February 2004, we received an "approvable" letter from the FDA for our NDA for ESTORRA, and in July 2004, we announced that the FDA accepted our resubmission of our NDA for ESTORRA. In addition, in July 2004, we announced that the FDA had accepted for filing our NDA for XOPENEX HFA MDI. If the FDA delays or denies approval of our NDA for ESTORRA or XOPENEX HFA MDI, or delays or denies acceptance or approval of any other NDA that we file in the future, then commercialization of ESTORRA, XOPENEX HFA MDI, or our other products under development may be delayed or terminated, which could have a material adverse effect on our business.

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

        We have limited sales and marketing experience and we have incurred significant expenses in expanding our sales force. Our limited sales and marketing experience may restrict our success in commercializing additional products.

        We currently have limited marketing and sales experience. If we successfully develop and obtain regulatory approval for the products we are currently developing, we may: (1) market and sell them through our sales force, (2) license some of them to large pharmaceutical companies and/or (3) market and sell them through other arrangements, including co-promotion arrangements. We have established a sales force to market XOPENEX. We have incurred significant expenses in expanding our sales force because we expect to rely primarily on our sales force to market ESTORRA, if it is approved by the FDA. In addition, if we enter into co-promotion arrangements or market and sell additional products directly, we may need to further expand our sales force.

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

        Cardinal Health, Inc. is currently the sole finished goods manufacturer of our product, XOPENEX inhalation solution. If Cardinal Health experiences delays or difficulties in producing, packaging or delivering XOPENEX, we could be unable to meet our customers' demands for XOPENEX, which could lead to customer dissatisfaction and damage to our reputation. Furthermore, if we are required to change manufacturers, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. The delays associated with the verification of a new manufacturer could negatively affect our ability to produce XOPENEX in a timely manner or within budget.

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

        As of June 30, 2004, our total long-term debt excluding the current portion, was approximately $1.2 billion and our stockholders' equity (deficit) was ($669.2 million). None of the 5% convertible subordinated debentures due 2007, the 0% Series A notes due 2008 nor the 0% Series B notes due 2010 restricts our ability or our subsidiaries' ability to incur additional indebtedness, including debt that ranks senior to the notes. The Series A notes and the Series B notes are senior to our 5% debentures. Additional indebtedness that we incur may in certain circumstances rank senior to or on parity with the notes. Our ability to satisfy our obligations will depend upon our future performance, which is subject to many factors, including factors beyond our control. The conversion prices for the 5% debentures, 0% Series A notes and 0% Series B notes are $92.38, $31.89, and $29.84, respectively. If the market price for our common stock does not exceed the conversion price, the holders of our outstanding convertible debt may not convert their securities into common stock.

        Historically, we have had negative cash flow from operations. For the six months ended June 30, 2004, net cash used in operating activities was approximately $92.1 million. Our annual debt service through 2006, assuming no additional 5% debentures are converted, redeemed, repurchased or exchanged, is approximately $22.0 million. Unless we are able to generate sufficient operating cash flow to service our outstanding debt, we will be required to raise additional funds or default on our obligations under the debentures and notes. If we are not able to commercialize ESTORRA, it is likely that our business would be materially and adversely affected and that we would be required to raise additional funds in order to repay our outstanding convertible debt. In addition, if we are not able to commercialize XOPENEX HFA MDI, we may be required to raise additional funds. There can be no assurance that, if required, we would be able to raise the additional funds on favorable terms, if at all.

        Our exchanges of debt into shares of common stock would result in additional dilution.

        As of June 30, 2004, we had approximately $1.2 billion of outstanding convertible debt. In order to reduce future payments due at maturity and, in the case of our 5% debentures, future cash interest payments, we may, from time to time, depending on market conditions, repurchase additional outstanding convertible debt for cash; exchange debt for shares of our common stock, warrants, preferred stock, debt or other consideration; or a combination of any of the foregoing. If we exchange shares of our capital stock, or securities convertible into or exercisable for our capital stock, for outstanding convertible debt or use the proceeds from the issuance of convertible debt to fund the redemption of outstanding convertible debt with a higher conversion ratio, the number of shares that we might issue as a result of such exchanges would significantly exceed the number of shares originally issuable upon conversion of such debt and, accordingly, such exchanges would result in material dilution to holders of our common stock. We cannot assure you that we will repurchase or exchange any additional outstanding convertible debt.

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

        We and several of our current and former officers and a current director are named as defendants in several purported class action complaints which have been filed on behalf of certain persons who purchased our common stock and/or debt securities during different time periods, beginning on various dates, the earliest being May 17, 1999, and all ending on March 6, 2002. These complaints allege violations of the Securities Exchange Act of 1934 and the rules and regulations promulgated thereunder by the Securities and Exchange Commission. Primarily they allege that the defendants made certain materially false and misleading statements relating to the testing, safety and likelihood of FDA approval of SOLTARA. On April 11, 2003, two consolidated amended complaints were filed, one on behalf of the purchasers of our common stock and the other on behalf of the purchasers of our debt securities. These consolidated amended complaints reiterate the allegations contained in the previously filed complaints and define the alleged class periods as May 17, 1999 through March 6, 2002. We filed a motion to dismiss both consolidated amended complaints on May 27, 2003. On March 11, 2004, the court, while granting in part the motion to dismiss, did allow much of the case to proceed. The parties are currently engaged in discovery.

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

  •
  the success and timing of regulatory filings and approvals for products developed by us or our collaboration partners or for collaboration agreements;

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

  •
  the mix of product sales and the related rebates and allowances;

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

        The market price of our common stock, like that of the common stock of many other pharmaceutical and biotechnology companies, may be highly volatile. In addition, the stock market has experienced extreme price and volume fluctuations. This volatility has significantly affected the market prices of securities of many pharmaceutical and biotechnology companies for reasons frequently unrelated to or disproportionate to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock. Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including variations in our financial results, changes in recommendations by securities analysts, investors' perceptions of us and general economic, industry and market conditions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

        We are exposed to market risk from changes in interest rates and equity prices, which could affect our future results of operations and financial condition. These risks are described in our annual report on Form 10-K for the year ended December 31, 2003. As of August 9, 2004, there have been no material changes to the market risks described in our annual report on Form 10-K for the year ended December 31, 2003. Additionally, we do not anticipate any near-term changes in the nature of our market risk exposures or in our management's objectives and strategies with respect to managing such exposures.

ITEM 4. CONTROLS AND PROCEDURES

        Evaluation of Disclosure Controls and Procedures.    Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of June 30, 2004. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that, as of June 30, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

        Changes in Internal Controls.    No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        The Securities and Exchange Commission is conducting an investigation into trading in our securities, including trading by certain of our officers and employees during the period from January 1, 1998 through December 31, 2001. We have, and will continue to, cooperate fully with the investigation.

        We and several of our current and former officers and a current director are named as defendants in several purported class action complaints which have been filed on behalf of certain persons who purchased our common stock and/or debt securities during different time periods, beginning on various dates, the earliest being May 17, 1999, and all ending on March 6, 2002. These complaints allege violations of the Exchange Act and the rules and regulations promulgated thereunder by the Securities and Exchange Commission. Primarily they allege that the defendants made certain materially false and misleading statements relating to the testing, safety and likelihood of FDA approval of SOLTARA. On April 11, 2003, two consolidated amended complaints were filed, one on behalf of the purchasers of our common stock and the other on behalf of the purchasers of our debt securities. These consolidated amended complaints reiterate the allegations contained in the previously filed complaints and define the alleged class periods as May 17, 1999 through March 6, 2002. We filed a motion to dismiss both consolidated amended complaints on May 27, 2003. On March 11, 2004, the court, while granting in part the motion to dismiss, did allow much of the case to proceed. The parties are currently engaged in discovery.

        We are unable to reasonably estimate any possible range of loss related to these lawsuits due to their uncertain resolution.

ITEMS 2-3. NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Our annual meeting of stockholders was held on May 19, 2004. The following represents the results of the voting on proposals submitted to a vote of stockholders at the annual meeting:

1.
To elect the following two persons to serve as Class III directors until the 2007 annual meeting of stockholders and until their successors are duly elected and qualified:

	For	Withheld Authority
Digby W. Barrios	71,628,229	1,631,512
Alan A. Steigrod	72,359,897	899,843

  The terms of office of the following directors continued after the annual meeting:

    James G. Andress
    Timothy J. Barberich
    Robert J. Cresci
    Keith Mansford
    James F. Mrazek

2.
To approve an amendment to our 2000 Stock Incentive Plan increasing from 5,500,000 to 8,000,000 the number of shares of common stock reserved for issuance under the 2000 plan.

For	Against	Abstain
40,628,392	13,393,069	58,390
3.
To ratify the selection of PricewaterhouseCoopers LLP as our registered public accounting firm for the current fiscal year.

For	Against	Abstain
72,223,311	1,009,552	26,877

ITEM 5. NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.)
Exhibits

10.1	The Registrant's 2000 Stock Incentive Plan, as amended
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
b.)
The following Current Reports on Form 8-K were filed or furnished by us during the quarter ended June 30, 2004:

1.
Current Report on Form 8-K filed pursuant to Item 5 with the Securities and Exchange Commission on April 1, 2004 reporting that we had entered into an amendment to our agreement with the Ross Products Division of Abbott Laboratories for the co-promotion of XOPENEX® brand levalbuterol HCl inhalation solution.

2.
Current Report on Form 8-K furnished pursuant to Item 12 to the Securities and Exchange Commission on April 27, 2004 reporting that we had announced our financial results for the quarter ended March 31, 2004.

3.
Current Report on Form 8-K filed pursuant to Item 5 with the Securities and Exchange Commission on June 16, 2004 reporting that we had announced our resubmission of our New Drug Application for ESTORRA™ brand eszopiclone for the treatment of insomnia to the U.S. Food and Drug Administration.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEPRACOR INC.
Date: August 9, 2004	By:	/s/ TIMOTHY J. BARBERICH Timothy J. Barberich Chairman and Chief Executive Officer (Principal Executive Officer)
Date: August 9, 2004	By:	/s/ ROBERT F. SCUMACI Robert F. Scumaci Executive Vice President, Finance and Administration, and Treasurer (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description
10.1	The Registrant's 2000 Stock Incentive Plan, as amended.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

SEPRACOR INC. INDEX
Item 1. Consolidated Financial Statements (Unaudited)
Consolidated Balance Sheets as of March 31, 2004 and December 31, 2003 (Unaudited)
Consolidated Statements of Operations for the Three Months Ended March 31, 2004 and 2003 (Unaudited)
Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2004 and 2003 (Unaudited)
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
PART II OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEMS 2-3. NONE
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. NONE
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
Exhibit Index