Form 10-Q
period 2004-09-30
SEPRACOR INC /DE/
filed 2004-11-09
CIK 877357

Use these links to rapidly review the document
INDEX

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2004
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

        The number of shares outstanding of the registrant's class of Common Stock as of November 1, 2004 was: 105,086,396 shares.

SEPRACOR INC.

SEPRACOR INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In Thousands)

	September 30, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$541,936	$705,802
Restricted cash	1,500	1,500
Short-term investments	133,624	71,913
Accounts receivable, net	40,920	50,591
Inventories	16,207	6,866
Other assets	23,647	17,580

Total current assets	757,834	854,252
Long-term investments	113,970	61,173
Property and equipment, net	71,057	66,428
Investment in affiliate	2,006	3,019
Patents and deferred financing costs, net	28,242	34,813
Other assets	504	540

Total assets	$973,613	$1,020,225

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$6,594	$12,324
Accrued expenses	117,938	127,218
Current portion of notes payable and capital lease obligation	1,926	129
Current portion of convertible subordinated debt	—	430,000
Other current liabilities	31,620	28,757

Total current liabilities	158,078	598,428
Notes payable and capital lease obligation	2,975	789
Long-term deferred revenue	—	219
Other long-term liabilities	31,304	—
Convertible subordinated debt	1,160,820	1,040,000

Total liabilities	1,353,177	1,639,436

Stockholders' equity (deficit):
Preferred stock, $1.00 par value, 1,000 shares authorized, none outstanding at September 30, 2004 and December 31, 2003	—	—
Common stock, $.10 par value, 240,000 and 240,000 shares authorized; 105,072 and 85,025 shares issued, 103,139 and 85,025 shares outstanding, at September 30, 2004 and December 31, 2003, respectively	10,507	8,503
Treasury stock, at cost (1,933 and 0 shares at September 30, 2004 and December 31, 2003, respectively)	(100,321)	—
Additional paid-in capital	1,290,743	689,907
Accumulated deficit	(1,591,761)	(1,329,828)
Accumulated other comprehensive income	11,268	12,207

Total stockholders' equity (deficit)	(379,564)	(619,211)

Total liabilities and stockholders' equity (deficit)	$973,613	$1,020,255

The accompanying notes are an integral part of the consolidated financial statements

SEPRACOR INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In Thousands, Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Revenues:
Product sales	$60,122	$53,097	$202,628	$186,603
Royalties and other	19,959	17,687	46,898	45,142

Total revenues	80,081	70,784	249,526	231,745

Costs and expenses:
Cost of product sold	7,021	5,638	22,702	19,551
Cost of royalties and other	285	360	634	1,060
Research and development	38,744	40,703	121,117	142,141
Selling, marketing and distribution	82,843	42,462	253,632	114,960
General and administrative	7,465	5,869	22,398	17,474

Total costs and expenses	136,358	95,032	420,483	295,186

Loss from operations	(56,277)	(24,248)	(170,957)	(63,441)
Other income (expense):
Interest income	2,039	1,136	4,718	4,941
Interest expense	(5,846)	(11,909)	(17,800)	(39,220)
Loss on redemption of debt	—	(4,645)	(7,022)	(4,645)
Loss on conversion of debt	(69,768)	—	(69,768)	—
Equity in investee (losses)	(508)	(859)	(1,013)	(1,701)
Other income (expense), net	(3)	2,037	(91)	2,028

Net loss	$(130,363)	$(38,488)	$(261,933)	$(102,038)

Basic and diluted net loss per common share	$(1.40)	$(0.45)	$(2.97)	$(1.21)
Shares used in computing basic and diluted net loss per common share:
Basic and diluted	92,800	84,783	88,270	84,534

The accompanying notes are an integral part of the consolidated financial statements

SEPRACOR INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	Nine Months Ended
	September 30, 2004	September 30, 2003
Cash flows from operating activities:
Net loss	$(261,933)	$(102,038)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,947	14,575
Provision for bad debt	—	219
Equity in investee losses	1,013	1,701
Loss on conversion of debt	69,768	—
Loss on redemption of debt	7,022	4,645
Loss (gain) on disposal of property and equipment	374	(6)
Gain on sale of long-term investment	—	(2,227)
Changes in operating assets and liabilities:
Accounts receivable	9,671	(8,000)
Inventories	(9,139)	871
Other current assets	(6,061)	(1,435)
Accounts payable	(5,763)	5,832
Accrued expenses	(28,015)	(14,493)
Other current liabilities	3,717	3,721
Other liabilities	30,231	438

Net cash used in operating activities	(175,168)	(96,197)

Cash flows from investing activities:
Purchases of short and long-term investments	(270,914)	(235,179)
Sales and maturities of short and long-term investments	154,182	278,982
Additions to property and equipment	(8,498)	(3,501)
Proceeds from sale of property and equipment	—	90
Additions to patents and intangible assets	—	(144)
Change in other assets	37	48

Net cash (used in) provided by investing activities	(125,193)	40,296

Cash flows from financing activities:
Redemption of convertible subordinated notes	(433,709)	—
Conversion of convertible subordinated notes	(47,342)	—
Repurchase of convertible subordinated notes	—	(115,770)
Net proceeds from issuance of common stock	36,745	5,811
Proceeds from sale of convertible subordinated debt	650,000	—
Costs associated with sale of convertible subordinated debt	(18,315)	—
Settlement of call spread options	50,006	—
Purchase of treasury stock	(100,321)	—
Repayments of long-term debt and capital leases	(771)	(788)

Net cash provided by (used in) financing activities	136,293	(110,747)

Effect of exchange rate changes on cash and cash equivalents	202	(469)

Net decrease in cash and cash equivalents	(163,866)	(167,117)
Cash and cash equivalents at beginning of period	$705,802	$375,438

Cash and cash equivalents at end of period	$541,936	$208,321

Non cash activities:
Additions to capital leases	4,707	—
Conversion of Convertible Subordinated Notes	529,180	—

The accompanying notes are an integral part of the consolidated financial statements

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1. Basis of Presentation

        The accompanying consolidated interim financial statements are unaudited and have been prepared on a basis substantially consistent with the audited financial statements. Certain information and footnote disclosures normally included in our annual financial statements have been condensed or omitted. The year-end consolidated condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The consolidated interim financial statements, in the opinion of our management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for the interim periods ended September 30, 2004 and 2003. Certain prior amounts have been reclassified to conform to current year presentation.

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

2. Recent Accounting Pronouncements

        In September 2004, the Emerging Issues Task Force, or EITF, of the Financial Accounting Standards Board, or FASB, reached consensus on EITF Issue No. 04-8, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share", or EITF No. 04-8. Under the EITF's conclusion, contingently convertible shares attached to a debt instrument are to be included in the calculation of diluted earnings per share regardless of whether or not the contingency has been met. The EITF consensus supersedes the accounting under Statement of Financial Accounting Standards No. 128, "Earnings Per Share," and accordingly, we will be required to adopt the provisions of EITF No. 04-8 for our 0% convertible subordinated notes due 2024 when effective, which is expected to be for the year ending December 31, 2004, including the retroactive restatement of all diluted earnings per share calculations for all periods presented. Based on a review of the provisions of EITF No. 04-8, we have determined that the adoption will have no effect on our current or prior year diluted earnings per share, as inclusion of any contingently convertible shares would be anti-dilutive.

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

        For the three and nine months ended September 30, 2004 and 2003, basic and diluted net loss per common share is computed based on the weighted-average number of common shares outstanding during the period because the effect of common stock equivalents would be anti-dilutive. Certain securities were not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2004 and 2003 because they would have an anti-dilutive effect due to net losses for such periods. These excluded securities include the following:

  a.
  Options to purchase shares of common stock:

(in thousands, except price per share data)	September 30, 2004	September 30, 2003
Number of options	12,274	13,616
Price range per share	$2.625 to $87.50	$2.50 to $87.50
  b.
  Shares of common stock reserved for issuance upon conversion of convertible subordinated debt:

(in thousands)	September 30, 2004	September 30, 2003
5% convertible subordinated debentures due 2007	4,763	4,763
5.75% convertible subordinated notes due 2006	—	7,166
0% Series A convertible senior subordinated notes due 2008	2,283	—
0% Series B convertible senior subordinated notes due 2010	4,961	—

	12,007	11,929

        The 0% convertible subordinated notes due 2024 are not convertible at the present time. If the notes were currently convertible, no shares of common stock would need to be reserved under the conversion formula for issuance upon conversion until our stock price exceeds $67.20 per share.

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

        The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)
	2004	2003	2004	2003
Net loss attributable to common stockholders	$(130,363)	$(38,488)	$(261,933)	$(102,038)
Total stock-based employee compensation expense determined under fair value based method for all awards	(12,537)	(16,025)	(35,332)	(45,405)

Pro forma net loss	$(142,900)	$(54,513)	$(297,265)	$(147,443)

Amounts per common share:
Basic and diluted—as reported	$(1.40)	$(0.45)	$(2.97)	$(1.21)
Basic and diluted—pro forma	$(1.54)	$(0.64)	$(3.37)	$(1.74)

5. Inventories

        Inventories consist of the following:

(in thousands)	September 30, 2004	December 31, 2003
Raw materials	$3,281	$1,062
Work in progress	1,843	1,295
Finished goods	11,083	4,509

	$16,207	$6,866

6. Patents and Deferred Financing Costs

        The following schedule details the carrying value of our patents and deferred financing costs as of September 30, 2004 and December 31, 2003:

(in thousands)	September 30, 2004	December 31, 2003
Deferred finance costs, gross	$34,440	$42,957
Accumulated amortization	(10,296)	(13,136)

Deferred finance costs, net	$24,144	$29,821

Patents, gross	$6,679	$7,223
Accumulated amortization	(2,581)	(2,231)

Patents, net	$4,098	$4,992

        The following schedule details our amortization expense related to patents and deferred financing costs:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)
	2004	2003	2004	2003
Amortization of deferred finance costs	$1,222	$1,106	$3,928	$3,550
Amortization of patents	173	938	521	2,767

Total amortization	$1,395	$2,044	$4,449	$6,317

        We currently estimate that our amortization expense will be $1,049,000, $4,248,000, $4,222,000, $2,588,000 and $2,231,000 for the remainder of 2004 and for the years ending December 31, 2005, 2006, 2007 and 2008, respectively.

        During the second quarter of 2004, we recorded a charge of approximately $374,000 related to the impairment of all patents related to ticalopride (formerly known as (+)-norcisapride). This impairment of patents is related to our termination, during the second quarter of 2004, of all plans for development of ticalopride. This charge is included in research and development expense in the consolidated statements of operations for the nine months ended September 30, 2004.

        During September 2004, we converted $177,200,000 and $351,980,000 aggregate principal amount of our 0% Series A convertible senior subordinated notes due 2008, or 0% Series A notes due 2008, and 0% Series B convertible senior subordinated notes due 2010, or 0% Series B notes due 2010, respectively, into an aggregate of 5,556,104 and 11,797,483 shares of our common stock, respectively. As a result of the conversions, deferred financing costs related to the converted 0% Series A notes due 2008 and 0% Series B notes due 2010 of $4,244,000 and $8,846,000, respectively, were netted against the amount of debt converted into equity.

        On September 22, 2004, we issued $500,000,000 in principal amount of 0% convertible senior subordinated notes due 2024, or 0% notes due 2024. As part of the sale of the 0% notes due 2024, we incurred offering costs of $14,190,000 which have been recorded as deferred financing costs and are being amortized over the 20 year term of the 0% notes due 2024.

7. Convertible Subordinated Debt

        Convertible subordinated debt, including current portion, consists of the following:

(in thousands)	September 30, 2004	December 31, 2003
5.75% convertible subordinated notes due 2006	$—	$430,000
5% convertible subordinated debentures due 2007	440,000	440,000
0% Series A convertible senior subordinated notes due 2008	72,800	200,000
0% Series B convertible senior subordinated notes due 2010	148,020	400,000
0% convertible senior subordinated notes due 2024	500,000	—

Total	$1,160,820	$1,470,000

        On January 9, 2004, using funds from our December 2003 issuance of 0% Series A notes due 2008 and Series B notes due 2010, we redeemed the remaining outstanding $430,000,000 principal amount of our 5.75% convertible subordinated notes due 2006 for an aggregate redemption price of $433,709,000, including approximately $3,709,000 in accrued interest. As a result of this redemption, we recorded a loss of approximately $7,022,000 related to the write-off of deferred financing costs in the first quarter of 2004.

        On January 15, 2004, pursuant to an option granted to the initial purchasers of our 0% Series A notes due 2008 and 0% Series B notes due 2010, we issued an additional $50,000,000 of 0% Series A notes due 2008 and $100,000,000 of 0% Series B notes due 2010. These notes have the same terms and conditions as our previously issued 0% Series A notes due 2008 and 0% Series B notes due 2010. Net of issuance costs, our proceeds were approximately $145,875,000. The issuance costs have been recorded as deferred financing costs and are being amortized over 4 and 6 years, respectively, the remaining term of the debt.

        During September 2004, certain holders agreed, in separately negotiated transactions, to convert $177,200,000 and $351,980,000 in aggregate principal amount of their 0% Series A notes due 2008 and 0% Series B notes due 2010, respectively, into an aggregate of 5,556,104 and 11,797,483 shares of our common stock, respectively. As an inducement to convert their notes, we paid the holders of the 0% Series A notes due 2008 and 0% Series B notes due 2010 aggregate cash payments of $23,868,250 and $45,899,900, respectively. These amounts are recorded as a loss on conversion of convertible notes. Deferred financing costs related to the converted 0% Series A notes due 2008 and 0% Series B notes due 2010 of $4,244,000 and $8,846,000, respectively, were netted against the amount of debt converted into equity.

        On September 22, 2004, we issued $500,000,000 in principal amount of 0% convertible senior subordinated notes due 2024, or 0% notes due 2024. The 0% notes due 2024 are convertible into cash and, if applicable, shares of our common stock, at the option of the holder upon certain specified circumstances, at an initial price of $67.20 per share, subject to adjustment.

        Holders may convert the notes into cash and, if applicable, shares of our common stock at a conversion rate of 14.8816 shares of common stock per $1,000 principal amount of notes (which is equal to a conversion price of approximately $67.20 per share), subject to adjustment, before the close of business on the business day immediately preceding October 15, 2024 only under the following circumstances:

  •
  during any fiscal quarter beginning after December 31, 2004, if the closing sale price of our common stock for at least 20 trading days in the 30 consecutive trading days ending on the last day of the preceding fiscal quarter is more than 130% of the conversion price per share of common stock on the last day of such preceding quarter;

  •
  during the five business day period following any five consecutive trading day period (the "measurement period") in which the trading price per note on each day of that measurement period is less than 98% of the closing sale price of our common stock multiplied by the conversion rate on each such day;

  •
  if the notes have been called for redemption;

  •
  upon the occurrence and continuance of specified corporate transactions; and

  •
  in connection with a transaction or event constituting a fundamental change occurring on or prior to October 20, 2009.

        Upon conversion of the notes, if the adjusted conversion value of the notes is less than or equal to the principal amount of the notes, then we will convert the notes for an amount in cash equal to the adjusted conversion value of the notes. If the adjusted conversion value of the notes is greater than the principal amount of the notes, then we will convert the notes into whole shares of our common stock for an amount equal to the adjusted conversion value of the notes less the principal amount of the notes, plus an amount in cash equal to the principal amount of the notes plus the cash value of any fractional shares of our common stock. The notes do not bear interest. On or after October 20, 2009, we have the option to redeem for cash all or part of the notes at any time at a redemption price equal to 100% of the principal amount of the notes to be redeemed. We may be required by the note holders to repurchase for cash all or part of the notes on October 15 of 2009, 2014 and 2019 at a repurchase price equal to 100% of the principal amount of the notes to be repurchased. We may be required to repurchase for cash all or part of the notes upon a change in control of our company or a termination of trading of our common stock on the NASDAQ or similar markets at a repurchase price equal to 100% of the principal amount of the notes to be repurchased. The initial purchaser has an option to purchase an additional $100,000,000 in principal amount of 0% notes due 2024 until November 29, 2004 pursuant to the Purchase Agreement between the initial purchaser and us, dated September 17, 2004, as amended. In connection with the sale of the notes, we incurred offering costs of approximately $14,190,000 which have been recorded as deferred financing costs and are being amortized over 20 years, the term of the notes.

8. Equity

        During the second quarter of 2004, pursuant to the call spread option agreements we entered into in December 2003, we settled 4,919,496 call spread options for cash in the amount of $50,006,000. The settled options expired at various dates beginning on May 12, 2004 and ending on June 9, 2004. We recorded the full amount of the call spread option settlement as an increase to additional paid-in capital. Our remaining outstanding call spread options expire at various dates through 2005 and we have the option to settle the remaining outstanding call spread options in either net shares or in cash. We currently expect to settle these call spread options for cash, although the amount we receive upon settlement, if any, will vary based on the price of our common stock on the option expiration dates. Proceeds from a cash settlement of these options are calculated based on the difference between our stock price and the option price if our stock price is below the cap price or the difference between the cap price and the option price if our stock price exceeds the cap price. Any cash received in settlement of the remaining call spread options will be recorded as additional paid-in capital.

        The following table sets forth the potential proceeds from our remaining call spread options if settled in cash using the closing price of our common stock on November 1, 2004 of $45.94:

Expiration period	Number of Options	Option Price	Cap Price	Proceeds
November 11, 2004 through December 9, 2004	4,919,496	$29.84	$45.00	$74,603,000
May 12, 2005 through June 9, 2005	4,919,496	$29.84	$55.00	79,227,000
November 11, 2004 through December 9, 2005	4,919,496	$29.84	$65.00	79,227,000

Total	14,758,488			$233,057,000

        On September 22, 2004, we purchased 1,933,000 shares of our common stock for approximately $100,321,000, including transaction costs of $394,000. The shares are being held in treasury at cost and may be issued in connection with our employee stock purchase plan and other corporate purposes.

9. Comprehensive Loss

        Total comprehensive loss consists of net loss, net foreign currency translation adjustments and net unrealized gain (loss) on available-for-sale securities.

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Comprehensive loss:
Net loss	$(130,363)	$(38,488)	$(261,933)	$(102,038)
Net foreign currency translation adjustment	574	(239)	1,399	(344)
Net unrealized gain (loss) on available-for-sale securities	1,075	4,310	(2,338)	11,050

Total comprehensive loss	$(128,714)	$(34,417)	$(262,872)	$(91,332)

10. Commitments and Contingencies

        We enter into indemnification agreements in our ordinary course of business pursuant to which we indemnify and hold harmless certain parties against claims, liabilities and losses brought by a third party to the extent that the claims arise out of (1) injury or death to person or property caused by defects in our product or product candidates, (2) negligence in the manufacture or distribution of our product or product candidates or (3) a material breach by us. We have not incurred a liability on these guarantees at September 30, 2004. If liabilities were incurred, we have insurance policies covering product liabilities, which should mitigate, but may not eliminate, losses.

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

        The Securities and Exchange Commission is conducting an investigation into trading in our securities, including trading by certain of our officers and employees during the period from January 1, 1998 through December 31, 2001. We have cooperated with the investigation and plan to continue to do so.

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

11. Ross Agreement Amendment

        On March 25, 2004, we announced an amendment to our agreement with the Ross Products Division of Abbott Laboratories, or Ross, for the co-promotion of XOPENEX® brand levalbuterol HCl inhalation solution. Under the terms of the amendment, our agreement with Ross will terminate effective December 31, 2004. Ross will continue to co-promote XOPENEX through December 31, 2004. Under the terms of the amendment, we will make residual payments to Ross of $30,000,000 on or before December 31, 2005 and $3,000,000 on or before December 31, 2006. We charged the present value of these payments, approximately $30,671,000, to selling, marketing and distribution expense in the first quarter of 2004 and this amount is included on the balance sheet in other long-term liabilities as of September 30, 2004. The difference between the payment amounts and the present value will be accreted to interest expense at a rate of $317,000 per quarter through the end of 2005 and then $28,000 per quarter in 2006.

12. MedPointe Agreement Amendment

        On October 1, 2004, we terminated our co-promotion agreement with MedPointe, Inc., or MedPointe, for the co-promotion of ASTELIN® brand azelastine HCl for the treatment of allergic rhinitis. Such termination was not for cause and was undertaken in accordance with the terms of the agreement, which had been amended as of April 30, 2004. Pursuant to the terms of the amended agreement, as of July 1, 2004, our sales force was only responsible for providing ASTELIN samples to doctors and, as of October 1, 2004, both parties had the right to unilaterally terminate the agreement without cause. In connection with our termination of the agreement, we are entitled to receive a payment from MedPointe of $6,950,000, less any amount earned for sample coverage services provided for ASTELIN prior to the October 1, 2004 termination of the agreement. As of September 30, 2004, we had earned all $6,950,000 by providing sample coverage and that amount has been recognized as other revenue.

13. Subsequent Event

        We have agreed to purchase, in a private placement, 4,000 shares of BioSphere Series A Convertible Preferred Stock and warrants to purchase 200,000 shares of BioSphere common stock from BioSphere for an aggregate purchase price of $4,000,000. The completion of the private placement is subject to the execution of definitive agreements and is expected to close on or about November 9, 2004. We will continue to account for our investment in BioSphere under the equity method.

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

Significant 2004 Developments

        On October 22, 2004 we commenced notifying drug wholesalers, hospitals and pharmacies of a manufacturer-initiated voluntary Class III recall of one component of our XOPENEX product line, XOPENEX Inhalation Solution Concentrate (1.25mg/0.5mL), which we had introduced in August 2004. The recall, which affects only XOPENEX Concentrate and no other components of our XOPENEX product line, was necessitated by packaging process validation issues relating to the automated process of placing the finished vials into a foil pouch. We have suspended manufacture and sale of XOPENEX Concentrate until the issues giving rise to the recall have been fully addressed.

        On October 1, 2004, we terminated our co-promotion agreement with MedPointe, Inc., or MedPointe, for the co-promotion of ASTELIN brand azelastine HCl for the treatment of allergic rhinitis. Such termination was not for cause and was undertaken in accordance with the terms of the agreement, which had been amended as of April 30, 2004. Pursuant to the terms of the amended agreement, as of July 1, 2004, our sales force was only responsible for providing ASTELIN samples to doctors and, as of October 1, 2004, both parties had the right to unilaterally terminate the agreement without cause. In connection with our termination of the agreement, we are entitled to receive a payment from MedPointe of $6,950,000, less any amount earned for sample coverage services provided for ASTELIN prior to the October 1, 2004 termination of the agreement. As of September 30, 2004, we had earned all $6,950,000 by providing sample coverage and that amount has been recognized as other revenue.

        On September 22, 2004, we issued $500,000,000 in principal amount of 0% convertible senior subordinated notes due 2024, or 0% notes due 2024. In connection with the sale of these notes, we incurred offering costs of approximately $14,190,000. The net proceeds to us after offering costs were approximately $485,810,000. We used $100,321,000 of the proceeds from the issuance of these notes to purchase 1,933,200 shares of our common stock. The initial purchaser has an option to purchase an additional $100,000,000 in principal amount of 0% notes due 2024 until November 29, 2004 pursuant to the Purchase Agreement between the initial purchaser and us, dated September 17, 2004, as amended.

        During September 2004, certain holders of our 0% Series A convertible senior subordinated notes due 2008, or 0% Series A notes due 2008, and 0% Series B convertible senior subordinated notes due 2010, or 0% Series B notes due 2010, agreed, in separately negotiated transactions, to convert $177,200,000 and $351,980,000 in aggregate principal amount of their 0% Series A notes due 2008 and 0% Series B notes due 2010, respectively, into an aggregate of 5,556,104 and 11,797,483 shares of our common stock, respectively. As an inducement to convert their notes, we paid the holders of the 0% Series A notes due 2008 and 0% Series B notes due 2010 aggregate cash payments of $23,868,250 and $45,899,900, respectively.

        On July 15, 2004, we announced that the United States Food and Drug Administration, or FDA, had accepted our resubmission of our New Drug Application, or NDA, for ESTORRA™ brand eszopiclone for the treatment of insomnia characterized by difficulty falling asleep, and/or difficulty maintaining sleep during the night and early morning. We received an "approvable" letter from the FDA on February 27, 2004 for the original NDA for ESTORRA. The FDA has classified our resubmission as a Class 2 resubmission. Under the Prescription Drug User Fee Act, or PDUFA, the FDA is expected to complete its review of this Class 2 resubmission within a six-month period beginning on the date that the resubmission was received. As a result of this Class 2 designation, the PDUFA date, or the date by which the FDA is expected to review and act on the NDA submission for our ESTORRA NDA, is December 15, 2004. We are currently planning for a January 2005 product launch, contingent upon approval from the FDA. We have expanded our sales force in anticipation of marketing ESTORRA to primary care physicians and psychiatrists, the principal prescribers of sleep medications. Contingent upon approval from the FDA, we expect the recommended dosing to achieve sleep onset and maintenance to be 2 mg or 3 mg for adult patients, 2 mg for elderly patients with sleep maintenance difficulties, and 1 mg for sleep onset in elderly patients whose primary complaint is difficulty falling asleep. The FDA has not requested additional clinical or preclinical trials for final approval. If the FDA delays or denies final approval of our NDA for eszopiclone, or the trademark we propose to use in connection with the product, then our plans for commercialization of ESTORRA would be delayed or terminated, which would have a material adverse effect on our business.

        On July 15, 2004, we announced that the FDA had accepted for formal review our NDA for XOPENEX HFA™ (levalbuterol tartrate HFA) Inhalation Aerosol, a hydrofluoroalkane, or HFA, metered-dose inhaler, or MDI. The FDA has notified us that the PDUFA date for our NDA for XOPENEX HFA MDI is March 12, 2005. On May 12, 2004, we submitted our NDA to the FDA for XOPENEX HFA MDI for the treatment or prevention of bronchospasm in adults, adolescents and children 4 years of age and older with reversible obstructive airway disease, such as asthma and chronic obstructive pulmonary disease, or COPD. MDIs are hand-held, pressurized canisters that deliver inhaled medications directly to the lungs. Our MDI development program included approximately 1,870 pediatric and adult subjects and 54 studies (preclinical and clinical). In 2003, we completed our Phase III studies of XOPENEX HFA. In each of the three, large-scale, pivotal Phase III trials that we conducted, the XOPENEX HFA MDI was well tolerated and met the targeted efficacy endpoints in both adults and children with asthma. In the primary airway function measure, FEV1 (a test of lung function that measures the amount of air forcefully exhaled in one second), the XOPENEX HFA MDI produced statistically and clinically significant improvements relative to placebo (p<0.001). If the FDA delays or denies approval of our NDA for XOPENEX HFA MDI, then commercialization of this product candidate could be delayed or terminated, which would have a material adverse effect on our business.

        On July 13, 2004, we announced a conditional amendment to our agreement with Aventis relating to eszopiclone. The amendment became effective upon the completion of the business combination between Aventis and Sanofi-Synthelabo. Under the amended agreement, we have the right to read and reference Aventis' regulatory filings related to zopiclone outside of the United States for the purpose of development and regulatory registration of eszopiclone outside of the U.S., and Aventis will assign to us the foreign counterparts to the U.S. patent covering eszopiclone and its therapeutic use. Also as part of the amendment, we permitted Aventis to assign our obligation to pay a royalty on sales of eszopiclone in the U.S. to a third party. Under the original agreement, we have exclusively licensed Aventis' preclinical, clinical and post-marketing surveillance data package relating to zopiclone, its isomers and metabolites, to develop, make, use and sell eszopiclone in the U.S. Zopiclone is marketed by Aventis in approximately 80 countries worldwide under the brand names of IMOVANE® and AMOBAN®.

        During the second quarter of 2004, pursuant to the call spread option agreements we entered into in December 2003, we settled 4,919,496 call spread options for cash which resulted in payments to us in the amount of $50,006,000. The settled options expired at various dates beginning on May 12, 2004 and ending on June 9, 2004. We recorded the full amount of the call spread option settlement as an increase to additional paid-in capital. Our remaining outstanding call spread options expire at various dates through 2005 and we have the option to settle the remaining outstanding call spread options in either net shares or in cash. The next series of call spread options expire in December 2004 and are valued at $74,603,000, based on the closing price of our common stock on November 1, 2004, which was $45.94. We currently expect to settle these call spread options for cash, although the amount we receive upon settlement, if any, will vary based on the price of our common stock on the option expiration dates. Any cash received in settlement of the remaining call spread options will be recorded as additional paid-in capital.

        On March 25, 2004, we announced an amendment to our agreement with the Ross Products Division of Abbott Laboratories, or Ross, for the co-promotion of XOPENEX brand levalbuterol HCl inhalation solution. Under the terms of the amendment, our agreement with Ross will terminate effective December 31, 2004. Ross will continue to co-promote XOPENEX through December 31, 2004. Under the terms of the amendment, we will make residual payments to Ross of $30,000,000 on or before December 31, 2005 and $3,000,000 on or before December 31, 2006. We charged the present value of these payments, approximately $30,671,000, to selling, marketing and distribution expense in the first quarter of 2004 and this amount is included on the balance sheet in other long-term liabilities as of September 30, 2004. The difference between the payment amounts and the present value will be accreted to interest expense at a rate of $317,000 per quarter through the end of 2005 and then $28,000 per quarter in 2006.

        On January 15, 2004, pursuant to an option granted to the initial purchasers of our 0% Series A notes due 2008 and 0% Series B notes due 2010, we issued an additional $50,000,000 of 0% Series A notes due 2008 and $100,000,000 of 0% Series B notes due 2010. These notes have the same terms and conditions as our previously issued 0% Series A notes due 2008 and 0% Series B notes due 2010. Net of issuance costs, our proceeds were approximately $145,875,000.

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

Critical Accounting Policies

        We identified critical accounting policies in our annual report on Form 10-K for the year ended December 31, 2003. These critical accounting policies relate to product revenue recognition, royalty revenue recognition, rebate and return reserves, patents, intangibles and other assets, accounts receivable and bad debt, induced conversion of debt and inventory write-downs. These policies require us to make estimates in the preparation of our financial statements as of a given date. Because of the uncertainty inherent in these matters, our actual results could differ from the estimates we use in applying the critical accounting policies. No changes to these critical accounting policies have taken place since December 31, 2003.

Three Month Periods ended September 30, 2004 and 2003

Revenues

        Product revenues were $60,122,000 and $53,097,000 for the three months ended September 30, 2004 and 2003, respectively, an increase of approximately 13%. The increase in product revenue is primarily attributable to an 8% increase in the net selling price per unit of XOPENEX and a 5% increase in XOPENEX unit volume sales. The 8% net selling price per unit increase is due primarily to a gross unit price increase of approximately 8%. The 5% increase in unit volume sales is significantly less than the increase in unit volume sales during prior recent periods. We believe this decrease in unit volume sales growth is primarily attributable to (1) an atypically mild allergy season, which resulted in reduced unit volume sales growth for respiratory drugs generally during the period and (2) state-by-state changes in the status of XOPENEX on Medicaid preferred drug lists, which resulted in a decrease in the number of Medicaid beneficiaries having access to XOPENEX without prior authorization from their state Medicaid agency.

        Royalties and other revenues were $19,959,000 and $17,687,000 for the three months ended September 30, 2004 and 2003, respectively, an increase of approximately 13%. The increase for the three months ended September 30, 2004 as compared with the same period in 2003 is partially due to an increase in MedPointe-related revenue which was $5,051,000 for the three months ended September 30, 2004 as compared with MedPointe-related revenue of $3,741,000 for the three months ended September 30, 2003. MedPointe revenue consists primarily of revenue related to the fair value of services performed pursuant to our agreement with MedPointe, for the co-promotion of ASTELIN. On October 1, 2004, we terminated our co-promotion agreement with MedPointe. Combined royalties earned on sales of CLARINEX® under our agreement with Schering-Plough, and on sales of ALLEGRA® under our agreement with Aventis, remained consistent for the three months ended September 30, 2004 as compared with the same period in 2003. However, we expect royalties earned from these products to continue to be adversely affected by decreased sales volume resulting from the availability of other allergy drugs without a prescription. Royalties earned on sales of XYZAL®/XUSAL™ under our agreement with UCB Farchim SA, increased by approximately $1,127,000 during the three months ended September 30, 2004 as compared with the same period in 2003.

Costs of Revenues

        Cost of product sold was $7,021,000 and $5,638,000 for the three months ended September 30, 2004 and 2003, respectively, an increase of approximately 24%. Cost of product sold as a percentage of product sales was approximately 11% for each of the three months ended September 30, 2004 and 2003.

        Cost of royalties and other revenues was $285,000 and $360,000 for the three months ended September 30, 2004 and 2003, respectively, a decrease of approximately 21%. Our cost of royalties and other revenues consists primarily of a royalty obligation to a third-party as a result of royalties we receive from Schering-Plough Corporation based upon its sales of CLARINEX. The decrease for the three months ended September 30, 2004 as compared with the same period in 2003 resulted from the decrease in royalties we earned on sales of CLARINEX.

Research and Development

        Research and development expenses were $38,744,000 and $40,703,000 for the three months ended September 30, 2004 and 2003, respectively, a decrease of approximately 5%. The decrease for the three months ended September 30, 2004 as compared with the same period in 2003 is primarily due to our reduced spending on our XOPENEX HFA MDI, arformoterol and tecastemizole programs. We submitted an NDA for XOPENEX HFA MDI to the FDA in May 2004, which was accepted for filing on July 14, 2004 and we discontinued our development of tecastemizole in December 2003. Our decreased spending in these programs was partially offset by our increased spending on Phase IIIB/IV studies of eszopiclone.

        Drug development and approval in the United States is a multi-step process regulated by the FDA. The process begins with the filing of an Investigational New Drug Application, or IND, which, if successful, allows the opportunity for study in humans, or clinical study, of the potential new drug. Clinical development typically involves three phases of study: Phases I, II and III. The most significant costs in clinical development are in the Phase III clinical trials as they tend to be the longest and largest studies in the drug development process. Following successful completion of Phase III clinical trials, an NDA must be submitted to, and accepted by, the FDA, and the FDA must approve the NDA prior to commercialization of the drug. As further discussed below, we currently have one product candidate in NDA preparation stage and two NDAs submitted and currently under FDA review. The successful development of our product candidates is highly uncertain. Completion dates and completion costs can vary significantly for each product candidate and are difficult to predict. The lengthy process of seeking FDA approvals, and the subsequent compliance with applicable statutes and regulations, require the expenditure of substantial resources. Any failure by us to obtain, or any delay in obtaining, regulatory approvals could materially adversely affect our business. We cannot assure you that we will obtain any approval required by the FDA on a timely basis, if at all.

        For additional discussion of the risks and uncertainties associated with completing development of potential product candidates, see "Factors Affecting Future Operating Results".

        Below is a summary of our product candidates representing 10% or more of our direct project research and development spending during the three months ended September 30, 2004. The "Estimate of Completion of Stage" column contains forward-looking statements regarding timing of completion of product development stages. Completion of product development, if successful, culminates in the submission of an NDA to the FDA. The actual timing of completion of stages could differ materially from the estimates provided in the table. The table is sorted by highest to lowest spending amounts for the three months ended September 30, 2004, and the three product candidates listed accounted for approximately 88% of our direct project research and development spending during this period.

Product Candidate	Indication	Stage of Development	Estimate of Completion of Stage
ESTORRA (eszopiclone)	Insomnia	NDA Review	2004	*
Arformoterol	Respiratory—COPD	NDA Preparation	2005
XOPENEX HFA MDI	Respiratory—Asthma	NDA Review	2005	**

*
We received an "approvable" letter from the FDA in February 2004, and in July the FDA accepted our resubmission of our NDA for ESTORRA. The PDUFA date for ESTORRA is December 15, 2004.

**
We submitted the NDA for XOPENEX HFA MDI to the FDA in May 2004, and the FDA accepted the NDA for filing in July 2004. The PDUFA date for XOPENEX HFA MDI is March 12, 2005.

        Below is expenditure information related to our product candidates representing 10% or more of our direct project research and development spending during the three months ended September 30, 2004 and 2003, respectively, as well as the costs incurred to date on these projects. The costs in this analysis include only direct costs and do not include certain indirect labor, overhead or other costs which benefit multiple projects. As a result, fully loaded research and development cost summaries by project are not presented.

(in thousands)	Project costs for the three months ended September 30, 2004	Project costs to date through September 30, 2004	Project costs for the three months ended September 30, 2003	Project costs to date through September 30, 2003
ESTORRA (eszopiclone)	$15,331	$170,711	$2,711	$121,849
Arformoterol	4,710	139,531	9,785	103,013
XOPENEX HFA MDI	3,385	126,599	11,949	99,382

        Due to the length of time necessary to develop a product, the uncertainties related to the ability to obtain governmental approval for commercialization and the difficulty in estimating costs of projects, it is difficult to make accurate and meaningful estimates of the ultimate cost to bring our product candidates to FDA approved status. We do not believe it is possible to estimate, with any degree of accuracy, the costs of product candidates which are in stages earlier than Phase III. We estimate that the cost range to bring arformoterol from its current state to an NDA submission is $25,000,000 to $30,000,000 based on a targeted NDA submission of mid-2005, provided that no significant delays are imposed by internal resource constraints or unanticipated FDA requirements.

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

Selling, Marketing and Distribution

        Selling, marketing and distribution expenses were $82,843,000 and $42,462,000 for the three months ended September 30, 2004 and 2003, respectively, an increase of approximately 95%. The increase is primarily due to increases in salary, commission, travel and benefit costs as a result of having approximately 800 more sales representatives in the three months ended September 30, 2004 than in the same period ended September 30, 2003, in anticipation of the commercialization of ESTORRA, which we are planning to launch in January 2005, subject to receipt of final approval from the FDA in December 2004. We also incurred increased spending in the three months ended September 30, 2004 as compared to the three months ended September 30, 2003 for trade shows and promotions relating to preparation for the expected commercialization of ESTORRA.

General and Administrative

        General and administrative expenses were $7,465,000 and $5,869,000 for the three months ended September 30, 2004 and 2003, respectively, an increase of approximately 27%. The increase for the three months ended September 30, 2004 as compared with the same period in 2003 is primarily due to payroll and related expenses resulting from an increase in headcount related to permanent and temporary employees and contracted service providers to support the expected commercialization of ESTORRA.

Other Income (Expense)

        Interest income was $2,039,000 and $1,136,000 for the three months ended September 30, 2004 and 2003, respectively. The increase for the three months ended September 30, 2004 as compared with the same period in 2003 is due primarily to higher average balances of cash and short- and long-term investments in 2004.

        Interest expense was $5,846,000 and $11,909,000 for the three months ended September 30, 2004 and 2003, respectively. The decrease for the three months ended September 30, 2004 as compared with the same period in 2003 is due to lower outstanding average balances on our interest-bearing debt. The average outstanding balance on our interest-bearing debt for the third quarter of 2004 was $440,000,000 as compared to the average outstanding balance in the third quarter of 2003 of approximately $981,870,000.

        Loss on conversion of debt was $69,768,000 and $0 for the three months ended September 30, 2004 and 2003, respectively. During September 2004, we converted $177,200,000 of our 0% Series A notes due 2008 and $351,980,000 of our 0% Series B notes due 2010, respectively. The loss represents the cash payments of $23,868,250 and $45,899,900 that we paid to the holders of the 0% Series A notes due 2008 and 0% Series B notes due 2010, respectively, as an inducement to convert their notes.

        Equity in investee (losses) were ($508,000) and ($859,000) for the three months ended September 30, 2004 and 2003, respectively. The loss for the three-month periods ended September 30, 2004 and 2003 represents our portion of BioSphere losses.

Nine Month Periods ended September 30, 2004 and 2003

Revenues

        Product revenues were $202,628,000 and $186,603,000 for the nine months ended September 30, 2004 and 2003, respectively, an increase of approximately 9%. The increase in product revenue is due to an approximate 9% increase in unit volume sales of XOPENEX. The net selling price for each period remained consistent as a result of an approximate 6% increase in sales rebates, including supplemental rebates and additional discounting, that are accounted for as a reduction in gross product sales, offset by a gross unit price increase of approximately 6%. The increase in rebates is primarily attributable to an increase in supplemental Medicaid rebates that we provided in connection with the inclusion of XOPENEX on the Medicaid preferred drug lists in certain states. The 9% increase in unit volume sales is significantly less than the increase in unit volume sales during recent prior periods. We believe this decrease in unit volume sales growth is primarily attributable to: (1) an atypically mild allergy season, which resulted in reduced unit volume sales growth for respiratory drugs generally during the period and (2) state-by-state changes in the status of XOPENEX on Medicaid preferred drug lists, which resulted in a decrease in the number of Medicaid beneficiaries having access to XOPENEX without prior authorization from their state Medicaid agency.

        Royalties and other revenues were $46,898,000 and $45,142,000 for the nine months ended September 30, 2004 and 2003, respectively, an increase of approximately 4%. The increase for the nine months ended September 30, 2004 as compared with the same period in 2003 is partially due to an increase in MedPointe-related revenue which was $8,946,000 for the nine months ended September 30, 2004 as compared with MedPointe-related revenue of $3,960,000 for the nine months ended September 30, 2003. MedPointe revenue consists primarily of revenue related to the fair value of services performed pursuant to our agreement with MedPointe, for the co-promotion of ASTELIN. On October 1, 2004, we terminated our co-promotion agreement with MedPointe. Royalties earned on sales of XYZAL/XUSAL under our agreement with UCB Farchim SA increased by approximately $2,038,000 during the nine months ended September 30, 2004 as compared with the same period in 2003. Offsetting the increase in MedPointe and UCB-related revenue is a decrease in royalties earned on sales of CLARINEX under our agreement with Schering-Plough, and to a lesser extent, a decrease in royalties earned on sales of ALLEGRA under our agreement with Aventis. Royalties earned from these products continue to be adversely affected by decreased sales volume resulting from the availability of other allergy drugs without a prescription in the United States.

Costs of Revenues

        Cost of product sold was $22,702,000 and $19,551,000 for the nine months ended September 30, 2004 and 2003, respectively, an increase of approximately 16%. Cost of product sales as a percentage of product sales was approximately 11% and 10% for the nine months ended September 30, 2004 and 2003, respectively. The increase for the nine months ended September 30, 2004 as compared with the same period in 2003 is primarily due to the increase in product sales of 9% and, to a lesser extent, to a reduction in the cost of products sold of $771,000 in the nine months ended September 30, 2003 due to a favorable outcome of a quality control issue. This was partially offset by a lower manufacturing cost per unit, as a result of manufacturing efficiencies that resulted from an increase in the number of units of XOPENEX produced in the nine months ended September 30, 2004 as compared with the same period in 2003.

        Cost of royalties and other revenues was $634,000 and $1,060,000 for the nine months ended September 30, 2004 and 2003, respectively, a decrease of approximately 40%. Our cost of royalties and other revenues consists primarily of a royalty obligation to a third-party as a result of royalties we receive from Schering-Plough Corporation based upon its sales of CLARINEX. The decrease for the nine months ended September 30, 2004 as compared with the same period in 2003 resulted from the decrease in royalties we earned on sales of CLARINEX.

Research and Development

        Research and development expenses were $121,117,000 and $142,141,000 for the nine months ended September 30, 2004 and 2003, respectively, a decrease of approximately 15%. The decrease for the nine months ended September 30, 2004 as compared with the same period in 2003 is primarily due to our decreased spending on our XOPENEX HFA MDI, tecastemizole, arformoterol and (S)-oxybutynin programs. We submitted an NDA for XOPENEX HFA MDI to the FDA in May 2004, which was accepted for filing in July 2004. We discontinued our development of tecastemizole in December 2003, and we have elected not to fund the (S)-oxybutynin clinical program at this time. Our decreased spending in these programs was partially offset by our increased spending on Phase IIIB/IV studies under our ESTORRA program.

        Below is a summary of our product candidates representing 10% or more of our direct project research and development spending during the nine months ended September 30, 2004. The "Estimate of Completion of Stage" column contains forward-looking statements regarding timing of completion of product development stages. Completion of product development, if successful, culminates in the submission of an NDA to the FDA. The actual timing of completion of stages could differ materially from the estimates provided in the table. The table is sorted by highest to lowest spending amounts for the nine months ended September 30, 2004, and the three product candidates listed accounted for approximately 84% of our direct project research and development spending during this period.

Product Candidate	Indication	Stage of Development	Estimate of Completion of Stage
ESTORRA (eszopiclone)	Insomnia	NDA Review	2004	*
Arformoterol	Respiratory—COPD	NDA Preparation	2005
XOPENEX HFA MDI	Respiratory—Asthma	NDA Review	2005	**

*
We received an "approvable" letter from the FDA in February 2004, and on July 15, 2004 we announced that the FDA had accepted our resubmission of our NDA for ESTORRA. The PDUFA date for ESTORRA is December 15, 2004.

**
We submitted the NDA for XOPENEX HFA MDI to the FDA in May 2004, and the FDA accepted the NDA for filing in July 2004. The PDUFA date for XOPENEX HFA MDI is March 12, 2005.

        Below is expenditure information related to our product candidates representing 10% or more of our direct project research and development spending during the nine months ended September 30, 2004 and 2003, respectively, as well as the costs incurred to date on these projects. The costs in this analysis include only direct costs and do not include certain indirect labor, overhead or other costs which benefit multiple projects. As a result, fully loaded research and development cost summaries by project are not presented.

(in thousands)	Project costs for the nine months ended September 30, 2004	Project costs to date through September 30, 2004	Project costs for the nine months ended September 30, 2003	Project costs to date through September 30, 2003
ESTORRA (eszopiclone)	$34,981	$170,711	$6,325	$121,849
Arformoterol	21,407	139,531	29,601	103,013
XOPENEX HFA MDI	15,836	126,599	41,986	99,382

        Due to the length of time necessary to develop a product, the uncertainties related to the ability to obtain governmental approval for commercialization and the difficulty in estimating costs of projects, it is difficult to make accurate and meaningful estimates of the ultimate cost to bring our product candidates to FDA approved status. We do not believe it is possible to estimate, with any degree of accuracy, the costs of product candidates which are in stages earlier than Phase III. We estimate that the cost range to bring arformoterol from its current state to an NDA submission is $25,000,000 to $30,000,000 based on a targeted NDA submission of mid-2005, provided that no significant delays are imposed by internal resource constraints or unanticipated FDA requirements.

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

Selling, Marketing and Distribution

        Selling, marketing and distribution expenses were $253,632,000 and $114,960,000 for the nine months ended September 30, 2004 and 2003, respectively, an increase of approximately 121%. Of the

121% increase, 27% is due to an accrual for $30,671,000, which represents the present value of the termination payments totaling $33,000,000 that we will make to Ross pursuant to a March 2004 amendment to our XOPENEX co-promotion agreement with Ross in which we agreed to terminate the agreement effective December 31, 2004. The remaining increase of 94% is primarily due to increases in salary, commission, travel and benefit costs as a result of having approximately 800 more sales representatives in the nine months ended September 30, 2004 than in the same period ended September 30, 2003, in anticipation of the commercialization of ESTORRA, which we expect to launch in January 2005, subject to receipt of final approval from the FDA in December 2004. We also incurred increased spending in the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003 for trade shows and promotions relating to preparation for the expected commercialization of ESTORRA. Additionally, as a result of the increase in sales of XOPENEX for the nine months ended September 30, 2004 as compared with the same period in 2003, we incurred increased sales commission expense paid to internal sales representatives and to Ross.

General and Administrative

        General and administrative expenses were $22,398,000 and $17,474,000 for the nine months ended September 30, 2004 and 2003, respectively, an increase of approximately 28%. The increase for the nine months ended September 30, 2004 as compared with the same period in 2003 is primarily due to payroll and related expenses resulting from an increase in headcount related to permanent and temporary employees and contracted service providers to support the expected commercialization of ESTORRA.

Other Income (Expense)

        Interest income was $4,718,000 and $4,941,000 for the nine months ended September 30, 2004 and 2003, respectively. The decrease for the nine months ended September 30, 2004 as compared with the same period in 2003 is due primarily to lower average cash and short- and long-term investment balances available for investment and a slight decrease in the interest rate earned on investments in 2004.

        Interest expense was $17,800,000 and $39,220,000 for the nine months ended September 30, 2004 and 2003, respectively. The decrease for the nine months ended September 30, 2004 as compared with the same period in 2003 is due to lower outstanding average balances on our interest-bearing debt. The average outstanding balance on our interest-bearing debt for the nine months ended September 30, 2004 was $655,000,000 as compared to the average outstanding balance for the nine months ended September 30, 2003 of approximately $925,935,000.

        Loss on debt redemption was $7,022,000 and $4,645,000 for the nine months ended September 30, 2004 and 2003, respectively. The loss in the nine months ended September 30, 2004 resulted from our redemption of the remaining outstanding $430,000,000 face value of our 5.75% convertible subordinated notes due 2006 for aggregate cash consideration of $430,000,000, excluding accrued interest. The loss represents the write-off of $7,022,000 of deferred financing costs related to the notes. The loss in the nine months ended September 30, 2003 resulted from our redemption of the remaining outstanding $111,870,000 face value of our 7% convertible subordinated debentures due 2005 for aggregate cash consideration of $115,226,000, excluding accrued interest. Included in the loss of $4,645,000 is the write-off of $1,289,000 of deferred financing costs related to the debentures.

        Loss on conversion of debt was $69,768,000 and $0 for the nine months ended September 30, 2004 and 2003, respectively. During September 2004, we converted $177,200,000 of our 0% Series A notes due 2008 and $351,980,000 of our 0% Series B notes due 2010, respectively. The loss represents the cash payments of $23,868,250 and $45,899,900 that we paid to the holders of the 0% Series A notes due 2008 and 0% Series B notes due 2010, respectively, as an inducement to convert their notes.

        Equity in investee (losses) were ($1,013,000) and ($1,701,000) for the nine months ended September 30, 2004 and 2003, respectively. The loss for the nine-month periods ended September 30, 2004 and 2003 represents our portion of BioSphere losses.

Liquidity and Capital Resources

        Cash, cash equivalents and short- and long-term investments totaled $791,030,000 at September 30, 2004, compared to $840,388,000 at December 31, 2003.

        The net cash used in operating activities for the nine months ended September 30, 2004 was $175,168,000. The net cash used in operating activities includes a net loss of $261,933,000 adjusted by non-cash charges of $92,124,000, which includes a loss on debt conversion of $69,768,000 and loss on early debt extinguishment of $7,022,000. Accounts receivable decreased by $9,671,000 due primarily to the decreased sales of XOPENEX during September 2004 as compared to December 2003 due to customary seasonal fluctuations. Inventory increased by $9,341,000 due to lower than expected sales volume, shifts in product mix and inventory build-up in anticipation of fourth quarter sales growth. On a combined basis, accounts payable and accrued expenses decreased by $15,010,000 primarily due to lower research and development costs. Other current liabilities increased by $2,863,000 primarily due to additional accruals for product revenue rebates and return reserves related to XOPENEX revenues. Other liabilities increased by $31,304,000 due to an accrual for $31,304,000, which represents the present value of a termination payment we will make to Ross.

        The net cash used in investing activities for the nine months ended September 30, 2004 was $125,193,000. Cash was used for net sales and maturities of short- and long-term investments of $116,732,000. We also made purchases of property and equipment of $8,498,000.

        The net cash provided by financing activities for the nine months ended September 30, 2004 was $136,293,000. We used $433,709,000 to redeem the remaining outstanding $430,000,000 face value of our 5.75% subordinated notes due 2006 at face value plus accrued interest. In January 2004, we received proceeds of $150,000,000, from the exercise of an option granted to the initial purchasers of our 0% Series A notes due 2008 and 0% Series B notes due 2010, to purchase an additional $50,000,000 of 0% Series A notes due 2008 and $100,000,000 of 0% Series B notes due 2010. Net of issuance costs, our proceeds were approximately $145,875,000. We received $500,000,000 from the issuance in September 2004 of 0% notes due 2024. Net of issuance costs, our proceeds were approximately $481,685,000. We received proceeds of $50,006,000 from the settlement of a portion of our call spread options. We also received proceeds of $36,745,000 from the issuance of common stock upon the exercise of stock options issued under our stock option plans. We used $100,321,000 to purchase 1,933,200 shares of our common stock. We paid $47,342,000 of the $69,768,000 we used as an inducement to convert $177,200,000 face value of our 0% Series A notes due 2008 and $351,980,000 face value of our 0% Series B notes due 2010 into an aggregate of 17,353,591 shares of our common stock. The remaining amount of $22,426,000 was paid during October 2004. We also used $771,000 to repay capital lease obligations and long-term debt.

        We currently generate cash from the sale of XOPENEX inhalation solution, from royalties on sales generated by our license agreements, primarily the agreements related to ALLEGRA and CLARINEX, and from our co-promotion arrangement with MedPointe, which we terminated on October 1, 2004. We believe our existing cash and the anticipated cash flow from our current strategic alliances and operations will be sufficient to support existing operations through 2005. In the longer term, we expect to fund our operations with revenue generated from product sales. Our actual future cash requirements and our ability to generate revenue, however, will depend on many factors, including:

  •
  regulatory approval of our late-stage product candidates, including ESTORRA, for which we received an "approvable" letter from the FDA on February 27, 2004, and have a PDUFA date of December 15, 2004 for our resubmitted NDA; and XOPENEX HFA MDI, for which we submitted an NDA to the FDA in May 2004 and which was accepted for filing in July 2004 and has a PDUFA date of March 12, 2005;

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

Contractual Obligations

        Our contractual obligations disclosure in our annual report on Form 10-K for the year ended December 31, 2003 has materially changed since we filed that report, as follows:

  •
  on January 9, 2004, we redeemed the remaining outstanding $430,000,000 face value of our 5.75% convertible subordinated notes due 2006, which was listed as a current liability at December 31, 2003;

  •
  on January 15, 2004, we issued $150,000,000 in aggregate principal amount of 0% Series A notes due 2008 and 0% Series B notes due 2010 as discussed in Note 7 in the Notes to Consolidated Interim Financial Statements;

  •
  during September 2004, we converted $177,200,000 and $351,980,000 of our 0% Series A notes due 2008 and 0% Series B notes due 2010, respectively, into an aggregate of 5,556,104 and 11,797,483 shares of our common stock, respectively, as discussed in Note 7 in the Notes to Consolidated Interim Financial Statements;

  •
  on September 22, 2004, we issued $500,000,000 in 0% notes due 2024 as discussed in Note 7 in the Notes to Consolidated Interim Financial Statements;

  •
  during the first half of 2004 we acquired approximately $4,707,000 of computer equipment under a capital lease. Payments on the capital lease are approximately $163,000 per month through December 2006; and

  •
  in March 2004, we amended our agreement with Ross for the co-promotion of XOPENEX brand levalbuterol HCl inhalation solution. We will make residual payments to Ross of $30,000,000 on or before December 31, 2005 and $3,000,000 on or before December 31, 2006.

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

        We have not been profitable since inception, and it is possible that we will not achieve profitability. We incurred net losses on a consolidated basis of approximately $261.9 million for the nine months ended September 30, 2004 and $135.9 million for the year ended December 31, 2003. We expect to continue to incur significant operating and capital expenditures. As a result, we will need to generate significant revenues to achieve and maintain profitability. We cannot assure you that we will achieve significant revenues or that we will ever achieve profitability. Even if we do achieve profitability, we cannot assure you that we will be able to sustain or increase profitability on a quarterly or annual basis in the future. If revenues grow more slowly than we anticipate or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial condition will be materially and adversely affected.

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

        The FDA issues an "approvable" letter when it believes it can approve an NDA if the applicant submits specific additional information or agrees to specific conditions. In order to receive approval, the applicant must satisfy the requests made and/or answer the questions posed by the FDA, through a resubmission of the NDA. On February 27, 2004, we received an "approvable" letter from the FDA for our ESTORRA NDA, and on July 15, 2004 we announced that the FDA accepted our resubmission of our NDA for ESTORRA. The PDUFA date for our ESTORRA NDA is December 15, 2004. However, we cannot be certain that we satisfactorily responded to the issues raised by the FDA or that the FDA will grant us approval during 2004, if at all. In addition, on July 15, 2004, we announced that the FDA had accepted for filing our NDA for XOPENEX HFA MDI. The PDUFA date for this NDA is March 12, 2005. If the FDA delays or denies approval of our NDA or trademark for ESTORRA or XOPENEX HFA MDI, or any other NDA that we file in the future, or if the FDA delays or denies approval of our use of the trademarks we propose to use in connection with the sale of our products, then commercialization of ESTORRA, XOPENEX HFA MDI or our other products under development, may be delayed or terminated, which would have a material adverse effect on our business. If the FDA approves ESTORRA, XOPENEX HFA MDI or any other NDA that we may file in the future, it may set unexpected limitations on the indication for which the product may be marketed, which could result in us failing to realize, or being delayed in realizing, expected product revenues.

If any third-party collaborator is not successful in development of our product candidates, we may not realize the potential commercial benefits of the arrangement and our results of operations could be adversely affected.

        We have entered into a collaboration agreement with 3M Drug Delivery Systems Division for the scale-up and manufacturing of XOPENEX HFA MDI, and we may enter into additional development collaboration agreements in the future. Under our agreement with 3M, 3M is responsible for manufacturing an MDI formulation of XOPENEX. We are responsible for conducting clinical trials using the 3M-manufactured formulation. Based on the results of the trials, we submitted an NDA to the FDA for XOPENEX HFA MDI in May 2004 and the FDA accepted the NDA for filing in July 2004. If 3M, or any future development or commercialization collaborator, does not devote sufficient time and resources to its collaboration arrangement with us, breaches or terminates its agreement with us, fails to perform its obligation to us in a timely manner or is unsuccessful in its development and/or commercialization efforts, we may not realize the potential commercial benefits of the arrangement and our results of operations may be adversely affected. In addition, if regulatory approval of XOPENEX HFA MDI or any other product candidate under development by, or in collaboration with, a partner is delayed, denied or includes limitations on indicated uses for which the product may be marketed, we may not realize, or may be delayed in realizing, the potential commercial benefits of the arrangement.

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

        All of our revenues from product sales for the nine months ended September 30, 2004 and the years ended December 31, 2003 and 2002 and substantially all of our product revenues for the year ended December 31, 2001, resulted from sales of XOPENEX inhalation solution. If the FDA grants final marketing approval for our ESTORRA NDA, we do not expect to launch ESTORRA until the first quarter of 2005, at the earliest. Accordingly, we expect that sales of XOPENEX will represent all of our product sales and a majority of our total revenues through 2004. We do not have long-term sales contracts with our customers and we rely on purchase orders for sales of XOPENEX inhalation solution. Reductions, delays or cancellations of orders, as well as decreases in the average selling price and increases in rebates and allowances for XOPENEX could adversely affect our operating results. If sales of XOPENEX inhalation solution do not continue to increase, we may not have sufficient revenues to achieve our business plan and our business will not be successful.

        XOPENEX and generic albuterol account for the majority of beta-agonist inhalation solution prescriptions. XOPENEX is more expensive than generic albuterol. We must continue to demonstrate to physicians and other health care professionals that the benefits of XOPENEX justify the higher price. Unit volume sales of XOPENEX for the three and nine months ended September 30, 2004 did not increase at the same rate as in prior periods. If XOPENEX does not continue to be viewed favorably by physicians relative to generic albuterol, our business will not be successful.

        A significant proportion of prescriptions for beta-agonist inhalation solutions (such as XOPENEX) are dispensed to patients who are eligible for Medicaid benefits. Many state Medicaid authorities are implementing preferred drug lists, or PDLs. XOPENEX's status on PDLs will vary from state to state and from time to time. We may be required to provide significant supplemental rebates for Medicaid utilization when and where XOPENEX is on the PDL. Where XOPENEX is not on the PDL, utilization of the product by Medicaid beneficiaries may decrease because physicians will be required to receive authorization from the Medicaid authority before XOPENEX may be prescribed.

If we fail to adequately protect or enforce our intellectual property rights, then we could lose revenue under our collaboration agreements or lose sales to generic versions of our products.

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

        In February 2004, we received an "approvable" letter from the FDA for our NDA for ESTORRA, and in July 2004, we announced that the FDA accepted our resubmission of our NDA for ESTORRA. In addition, in July 2004, we announced that the FDA had accepted for filing our NDA for XOPENEX HFA MDI. If the FDA delays or denies approval of our NDA for eszopiclone, or the trademark we propose to use in connection with the product, or XOPENEX HFA MDI, or delays or denies acceptance or approval of any other NDA that we file in the future, then commercialization of ESTORRA, XOPENEX HFA MDI, or our other products under development may be delayed or terminated, which could have a material adverse effect on our business.

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

        Even if the FDA or similar foreign agencies grant us regulatory approval of a product, including ESTORRA and XOPENEX HFA MDI, the approval may take longer than we anticipate and may be subject to limitations on the indicated uses for which the product may be marketed or contain requirements for costly post-marketing follow-up studies. Moreover, if we fail to comply with applicable regulatory requirements, we may be subject to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

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

        The FDA and other regulatory authorities require that our products be manufactured according to their Good Manufacturing Practices, or GMP, regulations. The failure by us, our collaborative development partners or third-party manufacturers to maintain current GMP compliance and/or our failure to scale up our manufacturing processes could lead to refusal by the FDA to approve marketing applications. Failure in either respect could also be the basis for action by the FDA to withdraw approvals previously granted and for other regulatory action.

        On October 22, 2004 we commenced notifying drug wholesalers, hospitals and pharmacies of a manufacturer-initiated voluntary Class III recall of one component of our XOPENEX product line, XOPENEX Inhalation Solution Concentrate (1.25mg/0.5mL), which we had introduced in August 2004. The recall, which affects only XOPENEX Concentrate and no other components of our XOPENEX product line, was necessitated by packaging process validation issues relating to the automated process of placing the finished vials into a foil pouch. We have suspended manufacture and sale of XOPENEX Concentrate until the issues giving rise to the recall have been fully addressed. If our manufacturer cannot remedy the GMP deficiencies giving rise to the recall of XOPENEX Concentrate, or if these or similar deficiencies are found to extend to other components of our XOPENEX product line, our ability to supply product to the market may be limited or interrupted indefinitely, which would have a material adverse effect on our business.

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

        As of September 30, 2004, our total long-term debt excluding the current portion, was approximately $1.2 billion and our stockholders' equity (deficit) was ($379.6 million). None of the 5% convertible subordinated debentures due 2007, which we refer to as the 5% debentures due 2007, the 0% Series A notes due 2008, the 0% Series B notes due 2010 nor the 0% notes due 2024 restricts our ability or our subsidiaries' ability to incur additional indebtedness, including debt that ranks senior to the notes. The 0% notes due 2024 are senior to our 0% Series A notes and 0% Series B notes, which are senior to our 5% debentures due 2007. Additional indebtedness that we incur may in certain circumstances rank senior to or on parity with the notes. Our ability to satisfy our obligations will depend upon our future performance, which is subject to many factors, including factors beyond our control. The conversion prices for the 5% debentures due 2007, 0% Series A notes due 2008, 0% Series B notes due 2010 and 0% notes due 2024 are $92.38, $31.89, $29.84 and $67.20, respectively. If the market price for our common stock does not exceed the conversion price, the holders of our outstanding convertible debt may not convert their securities into common stock.

        Historically, we have had negative cash flow from operations. For the nine months ended September 30, 2004, net cash used in operating activities was approximately $175.2 million. Our annual debt service through 2006, assuming none of our outstanding convertible debt is converted, redeemed, repurchased or exchanged, is approximately $22.0 million. Unless we are able to generate sufficient operating cash flow to service our outstanding debt, we will be required to raise additional funds or default on our obligations under the debentures and notes. If we are not able to commercialize ESTORRA, it is likely that our business would be materially and adversely affected and that we would be required to raise additional funds in order to repay our outstanding convertible debt. In addition, if we are not able to commercialize XOPENEX HFA MDI, we may be required to raise additional funds. There can be no assurance that, if required, we would be able to raise the additional funds on favorable terms, if at all.

Our exchanges of debt into shares of common stock would result in additional dilution.

        As of September 30, 2004, we had approximately $1.2 billion of outstanding convertible debt. In order to reduce future payments due at maturity and, in the case of our 5% debentures due 2007, future cash interest payments, we may, from time to time, depending on market conditions, repurchase additional outstanding convertible debt for cash; pay debt holders cash in order to induce them to convert their debt into shares of common stock; exchange debt for shares of our common stock, warrants, preferred stock, debt or other consideration; or a combination of any of the foregoing. If we exchange shares of our capital stock, or securities convertible into or exercisable for our capital stock, for outstanding convertible debt or use the proceeds from the issuance of convertible debt to fund the redemption of outstanding convertible debt with a higher conversion ratio, the number of shares that we might issue as a result of such exchanges would significantly exceed the number of shares originally issuable upon conversion of such debt and, accordingly, such exchanges would result in material dilution to holders of our common stock. We cannot assure you that we will repurchase or exchange any additional outstanding convertible debt.

If the estimates we make, and the assumptions on which we rely, in preparing our financial statements prove inaccurate, our actual results may vary from those reflected in our projections and accruals.

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

        XOPENEX and generic albuterol account for the majority of beta-agonist inhalation solution prescriptions. Albuterol has existed for many years, is well established and sells at prices substantially less than XOPENEX. To continue to be successful in the marketing of XOPENEX, we must continue to demonstrate that the efficacy and safety features of the drug outweigh its higher cost. In the sleep disorder market, if eszopiclone is approved, we will face intense competition from established products, such as AMBIEN® and SONATA®. There are also other potentially competitive therapies that are in late-stage clinical development for the treatment of insomnia.

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

        The market price of our common stock, like that of the common stock of many other pharmaceutical and biotechnology companies, may be highly volatile. In addition, the stock market has experienced extreme price and volume fluctuations. This volatility has significantly affected the market prices of securities of many pharmaceutical and biotechnology companies for reasons frequently unrelated or disproportionate to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock. Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including variations in our financial results, changes in recommendations by securities analysts, investors' perceptions of us and general economic, industry and market conditions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

        We are exposed to market risk from changes in interest rates and equity prices, which could affect our future results of operations and financial condition. These risks are described in our annual report on Form 10-K for the year ended December 31, 2003. As of November 9, 2004, there have been no material changes to the market risks described in our annual report on Form 10-K for the year ended December 31, 2003. Additionally, we do not anticipate any near-term changes in the nature of our market risk exposures or in our management's objectives and strategies with respect to managing such exposures.

        The amount that we will be able to realize from the exercise of our remaining outstanding call spread options is specifically tied to the market price of our common stock at the expiration of those options. The table below shows the effect a 10% increase or a 10% decrease in the price of our common stock would have on the value of the options, based on the closing price of our common stock on November 1, 2004 ($45.94).

Expiration period	Number of Options	Option Price	Cap Price	Current Proceeds	10% Increase	10% Decrease
November 11, 2004 through December 9, 2004	4,919,496	$29.84	$45.00	$74,603,000	$74,603,000	$56,627,000
May 12, 2005 through June 9, 2005	4,919,496	$29.84	$55.00	79,227,000	$101,828,000	$56,627,000
November 11, 2004 through December 9, 2005	4,919,496	$29.84	$65.00	79,227,000	$101,828,000	$56,627,000
Total	14,758,488			$233,057,000	$278,259,000	$169,881,000

ITEM 4. CONTROLS AND PROCEDURES

        Evaluation of Disclosure Controls and Procedures.    Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of September 30, 2004. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that, as of September 30, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

        Changes in Internal Controls.    No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        The Securities and Exchange Commission is conducting an investigation into trading in our securities, including trading by certain of our officers and employees during the period from January 1, 1998 through December 31, 2001. We have cooperated with the investigation, and plan to continue to do so.

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

ITEM 2. ISSUER PURCHASES OF EQUITY SECURITIES

        This table provides information with respect to purchases we made of our Common Stock during the third quarter of 2004:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
September 1 through September 30, 2004	1,933,200	$51.89	1,933,200	—
Total	1,933,200	$51.89	1,933,200	—

ITEMS 3-5. NONE

ITEM 6. EXHIBITS

10.1	Amendment by and between the Registrant and Aventis S.A., dated as of July 2, 2004, which amendment amends the License Agreement, dated August 31, 1999, by and between the Registrant and Hoechst Marion Rousel, Inc. (now Aventis).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sepracor Inc.
Date: November 9, 2004	By:	/s/ TIMOTHY J. BARBERICH Timothy J. Barberich Chairman and Chief Executive Officer (Principal Executive Officer)
Date: November 9, 2004	By:	/s/ ROBERT F. SCUMACI Robert F. Scumaci Executive Vice President, Finance and Administration,and Treasurer (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description
10.1	Amendment by and between the Registrant and Aventis S.A., dated as of July 2, 2004, which amendment amends the License Agreement, dated August 31, 1999, by and between the Registrant and Hoechst Marion Rousel, Inc. (now Aventis).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.