Form 10-K
period 2004-12-31
SEPRACOR INC /DE/
filed 2005-03-16
CIK 877357

Use these links to rapidly review the document
TABLE OF CONTENTS

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT
TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

        The aggregate market value of voting common stock held by nonaffiliates of the registrant based, on the last reported sale price of the common stock on the Nasdaq Stock Market on June 30, 2004, was approximately $4,633,273,000.

        The number of shares outstanding of the registrant's class of common stock as of March 1, 2005 was 103,652,242 shares.

DOCUMENTS INCORPORATED BY REFERENCE

2004 Annual Report to Stockholders—Part II
Proxy Statement for the 2005 Annual Meeting of Stockholders—Part III

Sepracor Inc.
FORM 10-K

Cautionary Statement Regarding Forward-Looking Statements

        This annual report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 concerning our business, operations and financial condition, including statements with respect to the safety, efficacy and potential benefits of our products under development, expectations with respect to the timing and success of the development and commercialization of our products and product candidates, the timing and success of the submission, acceptance and approval of regulatory filings, the scope of patent protection with respect to these product candidates and our products and information with respect to the other plans and strategies for our business and the business of our subsidiaries. All statements other than statements of historical facts included in this annual report on Form 10-K regarding our strategy, future operations, timetables for product testing, development, regulatory approvals and commercialization, financial position, costs, prospects, plans and objectives of management are forward-looking statements. When used in this annual report on Form 10-K the words "expect", "anticipate", "intend", "plan", "believe", "seek", "estimate", and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements for a number of important reasons, including those discussed under "Factors Affecting Future Operating Results", "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this annual report on Form 10-K.

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

PART I

Item 1. Business.

The Company

        Sepracor Inc., incorporated in 1984, is a research-based pharmaceutical company focused on the discovery, development and commercialization of differentiated products that address large and growing markets and unmet medical needs, and can be marketed to primary care physicians through our sales force. Our proprietary compounds are either:

  •
  Single-isomer or active-metabolite forms of existing drugs, or

  •
  New chemical entity compounds that are unrelated to currently marketed products.

        Our drug research and development program has yielded an extensive portfolio of drug candidates intended to treat a broad range of indications. We are currently concentrating our product development efforts in two therapeutic areas: respiratory and central nervous system disorders.

        In our isomer and metabolite development program, we identify existing drugs that might, in single-isomer or active-metabolite forms, provide significant advances over existing therapies within the indications of the parent compound or in new indications. We then develop isomers or metabolites designed to offer benefits over both the parent drugs and competitive compounds, such as reduced side effects, improved therapeutic efficacy, effectiveness for new indications or improved dosage forms.

        Our development program for new chemical entities encompasses a more traditional approach to drug development. In this program, we are seeking to discover novel compounds unrelated to existing commercial compounds that have the potential to provide benefits over existing treatments or provide new therapies for diseases currently lacking effective treatment.

        We currently manufacture and sell XOPENEX® (levalbuterol HCl) Inhalation Solution, a short-acting bronchodilator, for the treatment or prevention of bronchospasm in patients with reversible obstructive airway disease, such as asthma, which we commercially introduced in May 1999. Our revenues from sales of XOPENEX have grown to $319.8 million in 2004 from $286.8 and $190.2 in 2003 and 2002, respectively. XOPENEX accounted for approximately 84%, 83% and 80% of our total revenues in 2004, 2003 and 2002, respectively. We expect that XOPENEX will account for a substantial portion of our revenue in 2005.

        In December 2004, we received an approval letter from the United States Food and Drug Administration, or FDA, for our New Drug Application, or NDA, for LUNESTA™ brand eszopiclone, formerly referred to as ESTORRA, for the treatment of insomnia. We expect to commercially launch LUNESTA before the end of the first quarter of 2005. On February 14, 2005, the United States Drug Enforcement Administration, or DEA, published a proposed rule under which LUNESTA would be classified as a Schedule IV controlled substance under the Controlled Substances Act. The proposed rule was published with a thirty-day period for public comment, after which the rule will be made final by the DEA. Contingent upon an expeditious completion of the rulemaking process, we expect that LUNESTA will account for a significant portion of our revenue in 2005. Under our original license agreement with Rhone-Poulenc Rorer SA (the predecessor to Aventis), dated October 1999, for eszopiclone, we are obligated to pay a 5% royalty on sales of LUNESTA in the U.S. and, as part of the July 2004 amendment to this agreement, we permitted Aventis, now sanofi-aventis, to assign our royalty obligation to a third party in exchange for the right to read and reference Aventis' regulatory filings related to eszopiclone outside of the U.S. for the purpose of development and regulatory registration of eszopiclone outside of the U.S., and Aventis has assigned to us the foreign counterparts to the U.S. patent covering eszopiclone and its therapeutic use.

        On March 11, 2005, we received an approval letter from the FDA for our NDA for XOPENEX HFA™ (levalbuterol tartrate) Inhalation Aerosol, a hydrofluoroalkane, or HFA, metered-dose inhaler, or MDI, for the treatment or prevention of bronchospasm in adults, adolescents and children 4 years of age and older with reversible obstructive airway disease. MDIs are hand-held pressurized canisters that deliver inhaled medications directly to the lungs. We are working to resolve outstanding manufacturing issues and to complete process validation work. Contingent upon successful resolution of these issues, we are targeting commercial launch of the product around the end of 2005. Under our supply agreement with Minnesota Mining and Manufacture Company, or 3M, and 3M Innovative Properties Company, we are obligated to pay to 3M a combination of a fixed price per unit of product purchased and a percentage royalty based on our net sales of XOPENEX HFA MDI.

        We have, from time to time, licensed our technology and patent rights to third parties. These out-licensing agreements include Schering-Plough Corporation for CLARINEX® (desloratadine); sanofi-aventis, formerly Aventis, for ALLEGRA® (fexofenadine HCl); and UCB Pharma for XYZAL®/XUSAL™ (levocetirizine). As a result of these agreements, we earned royalties in 2004, 2003 and 2002 on sales of CLARINEX, ALLEGRA and XYZAL/XUSAL. Royalty revenue was $52.2, $51.5 and $48.5 million or approximately 14%, 15% and 20% of our revenue in 2004, 2003 and 2002, respectively.

Background on Science

Chiral Compounds

        Approximately 500 currently available drugs are chiral compounds. Chiral compounds frequently exist as mixtures of mirror-image molecules known as isomers. When a chiral compound contains equal amounts of both isomers, it is a racemic mixture, or a racemate. These two isomers are generally referred to as (S)-isomers (left) and (R)-isomers (right). While isomers have identical molecular weights and physical properties, they can show remarkable selectivity within biological systems and therefore can have different biological actions. In many cases, only one isomer of the racemic drug is responsible for the drug's efficacy. The other may be an unnecessary component or may cause side effects. Typically, in our product development process, we separate racemic mixtures containing two isomers into compounds containing only one isomer.

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

New Chemical Entities

        We have recently expanded our efforts to look beyond single isomer and active metabolites as sources of discovering new compounds. We are actively pursuing novel new chemical entity research and licensing activities focusing primarily on central nervous system, pain management and respiratory diseases.

Self-Marketed Products and Research and Development Pipeline

RESPIRATORY

Asthma

        XOPENEX INHALATION SOLUTION.    In May 1999, we commercially introduced XOPENEX brand levalbuterol HCl Inhalation Solution, which we market under the name XOPENEX, for the treatment or prevention of bronchospasm in patients with reversible obstructive airway disease, such as asthma. We sell XOPENEX in the United States through our sales force, which consists of approximately 1,250 sales professionals. We currently market XOPENEX for use in a nebulizer at 0.31 milligrams, or mg, and 0.63 mg dosage strengths for treatment of children six to 11 years old, and in dosage strengths of 0.63 mg and 1.25 mg for patients 12 years of age and older. XOPENEX is the first pharmaceutical product that we developed and commercialized.

        XOPENEX HFA METERED-DOSE INHALER.    On March 11, 2005, we received an approval letter from the FDA for our NDA for XOPENEX HFA MDI for the treatment or prevention of bronchospasm in adults, adolescents and children 4 years of age and older with reversible obstructive airway disease. Reversible obstructive airway disease includes respiratory disorders such as asthma and chronic obstructive pulmonary disease, or COPD. MDIs are hand-held pressurized canisters that deliver inhaled medications directly to the lungs. We are working to resolve outstanding manufacturing issues and to complete process validation work. Contingent upon successful resolution of these issues, we are targeting commercial launch of the product around the end of 2005.

        The MDI development program included approximately 1,870 pediatric and adult subjects and 54 studies (preclinical and clinical). In 2003, we completed our Phase III studies of XOPENEX HFA. In each of the three, large-scale, pivotal Phase III trials that we conducted, the XOPENEX HFA MDI was well tolerated and met the targeted efficacy endpoints in both adults and children with asthma. In the primary airway function measure, FEV1 (a test of lung function that measures the amount of air forcefully exhaled in one second), the XOPENEX HFA MDI produced statistically and clinically significant improvements relative to placebo (p<0.001).

        In June 2004, the FDA issued a proposed rule for the removal of the essential use exemption that currently permits the use of albuterol inhalers that contain chlorofluorocarbon, or CFC, propellants despite environmental concerns. Removal of this essential use exemption would prevent albuterol products, including MDIs, containing CFC propellants from being marketed in the United States. The XOPENEX MDI uses HFA technology and does not contain a CFC propellant.

Chronic Obstructive Pulmonary Disease (COPD)

        ARFORMOTEROL.    We have completed more than 100 preclinical studies and have initiated or completed 16 clinical studies for arformoterol inhalation solution, a long-acting, beta-agonist bronchodilator for the treatment of bronchospasm in patients with COPD. We completed two Phase III studies of arformoterol and recently completed a chronic safety study. We are currently in the process of preparing the NDA for submission to the FDA. In our Phase III studies, patients treated with arformoterol demonstrated a significant improvement in FEV1 after dosing with a duration of action of up to 24 hours. Currently marketed long-acting beta-agonists require twice-a-day dosing and are not currently available in an inhalation solution. We have completed a pre-NDA meeting with the FDA and anticipate submitting our NDA to the FDA in the second half of 2005. If successfully developed and approved, we intend to market arformoterol through our sales force.

CENTRAL NERVOUS SYSTEM (CNS)
Insomnia

        LUNESTA.    In December 2004, we received an approval letter from the FDA for our NDA for LUNESTA brand eszopiclone, formerly referred to as ESTORRA, 1 mg, 2 mg and 3 mg tablets for the treatment of insomnia. The recommended dosing to improve sleep onset and/or maintenance is 2 mg or 3 mg for adult patients (ages 18 to 64). In older adult patients (ages 65 and older), 2 mg is recommended for improvement in sleep onset and/or maintenance while the 1 mg dose is recommended for sleep onset in older adult patients whose primary complaint is difficulty falling asleep. On February 14, 2005, the DEA published a proposed rule under which LUNESTA would be classified as a Schedule IV controlled substance under the Controlled Substances Act. The proposed rule was published with a thirty-day period for public comment, after which the DEA will evaluate any comments and finalize the rule. Contingent upon an expeditious completion of the rulemaking process, we expect to commercially launch LUNESTA before the end of the first quarter of 2005. We will sell LUNESTA in the United States through our sales force, which we expanded to approximately 1,250 professionals in anticipation of the commercial launch of LUNESTA. During 2005, we intend to devote significant resources to Phase IIIB/IV studies related to LUNESTA.

Restless Legs Syndrome

        SEP-226330.    SEP-226330 is a norepinephrine and dopamine reuptake inhibitor. In 2001, we submitted an Investigational New Drug application, or IND, to the FDA, and in 2002, we completed a Phase I clinical study of SEP-226330. In the fourth quarter of 2004, we initiated a Phase II proof-of-concept study in support of SEP-226330 for the treatment of restless legs syndrome, which is a movement disorder that is reported to afflict approximately 16 percent of the U.S. adult population. Subject to additional clinical studies, we believe that this compound may have advantages over currently used dopamine agonists in the treatment of restless legs syndrome. We are also conducting preclinical evaluations of this compound as a potential novel mechanistic approach for the treatment of Parkinson's disease.

Depression

        SEP-225289.    SEP-225289 is a norepinephrine, dopamine and serotonin reuptake blocker, for the treatment of depression, for which we are targeting submission of an IND during 2005.

Anxiety

        SEP-174559.    We are seeking to develop SEP-174559 for the treatment of muscle spasms and spasticity. SEP-174559 is a GABA-A agonist with a selectivity profile that favors the a2 subunit of the gamma-aminobutyric acid, or GABA, receptor. The term "GABA-A" refers to a specific neurotransmitter receptor in the central nervous system. In 2001, we submitted an IND to the FDA, and in 2002, we completed a Phase I clinical study for SEP-174559. During 2005, we expect to complete additional preclinical trials. Pending the outcome of these preclinical trials, we will determine if we will proceed with Phase II proof-of-concept studies of SEP-174559 for the treatment of anxiety, muscle spasms and spasticity.

        With the development of LUNESTA, SEP-226330, SEP-225289 and SEP-174559, we are seeking to establish a strong portfolio of candidates for the treatment of CNS disorders.

Cardiovascular—Hypertension

        (S)-Amlodipine    We are investigating (S)-amlodipine as a potential treatment for hypertension and have conducted both Phase I and Phase II clinical studies. Amlodipine, marketed by Pfizer Inc. as NORVASC®, is the leading calcium channel antagonist approved for use for the treatment of hypertension and angina. The evolving paradigms for hypertension treatment are focusing on the use of multiple mechanistic approaches as initial therapy, such as the use of calcium channel blockers, known as CCBs, with angiotensin converting enzyme, known as ACE inhibitors or angiotensin II receptor blockers, known as ARBs. During 2005, we expect to continue our clinical evaluation of (S)-amlodipine.

Other Product Candidates

        We are also conducting preclinical and clinical studies on a number of other compounds. All of our drug candidates will require significant additional research, development, successful preclinical and/or clinical testing, regulatory approval and a commitment of significant additional resources prior to their commercialization.

        We have elected not to fund certain development candidates at this time, including SEP-226332, a potential sleep apnea candidate, as we devote our resources to other compounds in the product pipeline.

Partnered Products

        Sanofi-aventis for Fexofenadine HCl.    In July 1993, we licensed to Hoechst Marion Roussel, Inc., now sanofi-aventis (formerly Aventis), our U.S. patent rights covering fexofenadine HCl. In October 1996, Aventis commercially introduced ALLEGRA®, which is fexofenadine hydrochloride. In 1999, under an amendment to our agreement with Aventis, we assigned to Aventis our U.S. patent relating to fexofenadine and licensed to Aventis certain United States patent applications relating to fexofenadine. Under the terms of a separate agreement, Aventis obtained an exclusive license to our fexofenadine patents that had been the subject of litigation in Europe, and various other patent oppositions between the two companies outside the United States. Since March 1, 1999, we have been entitled to receive royalties on fexofenadine product sales in countries where we have patents related to fexofenadine. We have been entitled to receive royalties on any fexofenadine sales in the United States since February 2001. We are currently receiving royalties from sanofi-aventis for sales of ALLEGRA in the United States, Japan, Canada and Australia and in certain European Union, or EU, member states.

        Schering-Plough Corporation for Desloratadine.    In December 1997, we licensed to Schering-Plough Corporation, or Schering, exclusive worldwide rights to our patents and patent applications relating to desloratadine, an active-metabolite of loratadine, which is marketed by Schering as CLARITIN®. In December 2001, Schering announced that CLARINEX® brand desloratadine 5 mg tablets had received marketing clearance from the FDA for the treatment of seasonal allergic rhinitis, or SAR, in adults and children 12 years of age and older. In January 2002, Schering commercially launched CLARINEX 5 mg tablets for the treatment of SAR in adults and children 12 years of age and older. In February 2002, Schering received FDA approval to market CLARINEX tablets for the treatment of chronic idiopathic urticaria, or CIU, which is hives of an unknown cause, in adults and children 12 years of age and older. Under the terms of our license agreement with Schering, we are currently receiving royalties on sales of CLARINEX in countries in which we hold patents.

        UCB Pharma for Levocetirizine.    In June 1999, we licensed to UCB Farchim SA, now UCB Pharma, or UCB, all of our issued patents and patent applications covering levocetirizine, a single isomer of UCB's antihistamine, ZYRTEC®, to develop, market and sell levocetirizine as a nonsedating antihistamine, worldwide, except in the United States and Japan. Under the agreement, we receive royalties from UCB on sales of levocetirizine in EU member states in which the product has been launched and where we hold patents relating to levocetirizine. Levocetirizine is marketed as XUSAL™ in Germany and as XYZAL® in other EU member states. XYZAL/XUSAL is indicated for the treatment of seasonal and perennial allergic rhinitis in adults and children aged 6 years and older. XYZAL is also indicated for persistent allergic rhinitis, which is characterized as allergic symptoms that are present for at least four days per week, and last at least four consecutive weeks. Under the agreement, we are currently receiving royalties on sales of all formulations of levocetirizine in countries where we have issued patents, and royalties will escalate upon achievement of sales volume milestones.

Drug Discovery

        We are continuing our research in discovering novel compounds in the areas of pain management and treatments for CNS disorders. In this program, we are seeking to discover novel compounds unrelated to existing commercial compounds, which we believe may have the potential to provide benefits over existing treatments or address unmet medical needs.

Partnered Research

        ACADIA Pharmaceuticals.    In January 2005, we entered into a license, option and collaboration agreement, or collaboration agreement, with ACADIA Pharmaceuticals Inc., or ACADIA, for the development of new drug candidates targeted towards the treatment of central nervous system disorders. The collaboration has been established to investigate potential clinical candidates resulting from using ACADIA's medicinal chemistry and discovery platform against a broad array of selective muscarinic receptors, which are receptors that respond to acetylcholine, a neurotransmitter in the central nervous system. The collaboration includes ACADIA's m1 agonist program, which is designed to target neuropsychiatric/neurologic conditions and neuropathic pain. The agreement also encompasses an option to select a preclinical program from ACADIA's 5-HT2A program for use in combination with LUNESTA. 5-HT2A antagonists have been shown in clinical studies to affect sleep architecture in humans. Under the collaboration agreement, the parties have agreed to collaborate with each other to research and develop certain compounds that interact with these muscarinic receptors. These compounds may be developed and commercialized in any field outside of the prevention or treatment of ocular disease. We will have exclusive worldwide rights to develop and commercialize compounds developed under our collaboration with ACADIA.

        In connection with the collaboration we have purchased shares of ACADIA common stock and have agreed to purchase additional shares, subject to customary closing conditions. During the three-year research term of the collaboration agreement, we will provide ACADIA with research funding. In addition, we have agreed to make milestone payments to ACADIA upon the achievement by ACADIA of specified development and regulatory milestones for each product developed under the collaboration, including any product to be used in combination with LUNESTA that is developed under the collaboration. We have also agreed to pay royalties to ACADIA on net worldwide sales on products developed under the collaboration.

Research and Development

        Our research and development activities are primarily directed toward discovering and developing potentially improved versions of widely-prescribed drugs as well as initiating novel target discovery through collaborations.

        Our total research and development expenses were $159,974,000, $220,224,000 and $243,797,000 for 2004, 2003 and 2002, respectively. We have included in the 2003 expenses $18,814,000 relating to the write-off of patents and intangible assets relating to tecastemizole. We discontinued development of tecastemizole in December 2003.

        Our spending during the past three years has centered on advancing our drug candidates through clinical trials, and we expend the majority of funds on programs closest to NDA submission. Over the three-year period ended December 31, 2004, our principal research and development programs were (1) the development of LUNESTA, formerly referred to as ESTORRA, (s)-zopiclone and eszopiclone, for which we received an approval letter from the FDA in December 2004, and which, contingent upon final rulemaking by the DEA, we expect to commercially launch before the end of the first quarter of 2005; (2) the development of XOPENEX HFA MDI, for which we received an approval letter from the FDA for our NDA that we submitted in May 2004; (3) the development of arformoterol, for which we expect to submit an NDA to the FDA in the second half of 2005; (4) additional studies of levalbuterol HCl inhalation solution, or XOPENEX; and (5) the development of tecastemizole, for which we received a "not approvable" letter from the FDA for our NDA in March 2002, and the development of (S)-oxybutynin, which we elected to no longer fund in 2004.

        In 2005, we expect research and development expenditures to increase from 2004 and that our principal research and development activities will be (1) Phase IIIB/IV studies for LUNESTA; (2) Phase IIIB studies for arformoterol; and (3) drug discovery. We expect to submit one NDA in 2005.

Marketing and Sales

        We market and sell our products through our sales force and we out-license our intellectual property rights in exchange for royalties. We believe that in certain situations, partnering arrangements allow us to use the partner's development and marketing expertise to market our drug candidates more quickly. We currently have partnering agreements with Schering, sanofi-aventis and UCB. In each of these partnering arrangements, we are dependent upon the efforts, including marketing and sales efforts, of our partners, and these efforts may not be successful.

        We have established a sales force to market XOPENEX, our short-acting bronchodilator, LUNESTA brand eszopiclone, for the treatment of insomnia, and XOPENEX HFA MDI, for the treatment or prevention of bronchospasm in adults, adolescents and children 4 years of age and older with reversible obstructive airway disease. As of December 31, 2004, we had approximately 1,250 representatives in our field sales force. We currently sell XOPENEX and, upon commercialization, will sell LUNESTA and XOPENEX HFA MDI in the United States and our sales force markets the drugs to primary care physicians, psychiatrists, pediatricians, pulmonologists, allergists, sleep specialists and hospitals in all 50 states.

        XOPENEX is, and Lunesta and Xopenex HFA MDI will also be, primarily sold directly to pharmaceutical wholesalers and retail pharmacy chains. In the pharmaceutical industry, there are a limited number of major wholesalers and retail chains resulting from significant consolidation among companies in the industry. Therefore, as is typical in the industry, a few customers provide a significant portion of our overall revenue. Also, our terms of sale typically allow for the return of unused product up to one year after product expiration.

        Product sales of XOPENEX to AmerisourceBergen Corp., McKesson Corp. and Cardinal Health Inc. provided approximately 24%, 23% and 15%, respectively, of our revenue in 2004. No other customer accounted for more than 10% of our revenue in 2004.

        We currently warehouse and ship all XOPENEX products and, upon commercial launch, we will warehouse and ship all LUNESTA products through Cardinal SPS, a division of Cardinal Health, Inc., based near Nashville, Tennessee. Our expectation is to continue to distribute all of our products through third-party vendors.

        In 2005, we expect sales and marketing expenses to increase significantly as we:

  •
  increase our sales commission and distribution costs as sales of our products increase;

  •
  undertake marketing programs for commercial launch of LUNESTA, including significant spending on physician and direct-to-consumer advertising; and

  •
  incur costs of our sales force of approximately 1,250 representatives for the entire year.

Manufacturing

        We prepare our drug compounds for research purposes primarily at our laboratories in Marlborough, Massachusetts. We also own and operate a current Good Manufacturing Processes, or GMP-compliant, 39,000 square foot fine chemical manufacturing facility in Windsor, Nova Scotia, which we believe has sufficient capacity to support the production of our product candidates in quantities required for our clinical trials. If we successfully develop and receive regulatory approval for additional product candidates, we will need to either manufacture the drugs ourselves or rely on third parties for manufacturing. While we believe that we have the capability to scale up our manufacturing process to support the production in commercial quantities of certain of the drugs that we intend to market and sell directly, we must contract out to third-party manufacturers the production of a substantial portion of those drugs. Cardinal Health—Sterile Technologies, a division of Cardinal Health, Inc., based near Chicago, Illinois, is currently the sole finished goods manufacturer of XOPENEX, and Sepracor

Canada Ltd. is the sole manufacturer of XOPENEX's active pharmaceutical ingredient, or API. Patheon, Inc. will be the sole finished goods manufacturer of LUNESTA brand eszopiclone, Sepracor Canada Ltd. and Dow Chemical will manufacture LUNESTA's API and 3M Company will be the sole manufacturer and supplier of XOPENEX HFA MDI.

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

Competition

General

        Competition in our industry is intense and includes many large and small competitors. The principal means of competition varies from product to product and from time to time. Efficacy, safety, patient's ease of use and cost effectiveness are important factors for success.

        If competitors introduce new products or develop new processes or new information about existing products, then our products, even those protected by patents, may be replaced in the market place or we may be required to lower our prices.

Product Specific

        In the asthma market, XOPENEX and XOPENEX HFA MDI face competition from generic albuterol. Albuterol has existed for many years, is well established and sells at prices substantially less than XOPENEX and at prices that will be less than our anticipated pricing of XOPENEX HFA MDI. To continue to be successful in the marketing of XOPENEX and to successfully market XOPENEX HFA MDI, we must continue to demonstrate that the efficacy and safety features of the drug outweigh its higher price.

        In the sleep disorder market, LUNESTA faces intense competition from established products such as AMBIEN® and SONATA®. There are also other potentially competitive therapies in late-stage clinical development for the treatment of insomnia.

        In the antihistamine market, intense competition among established products such as CLARINEX, ALLEGRA and ZYRTEC® exists. These products are established and currently each has a significant share of the current prescription antihistamine market. This competition has a direct impact on our ability to earn royalties in this market. Additionally, CLARITIN is now sold without a prescription and there is uncertainty relating to possible changes in the market with much discussion about other allergy products possibly being sold without a prescription. Finally, there is a possibility that generic drug companies may succeed in their patent challenges of drugs with large market share. This could result in the introduction of generic equivalents, which may increase price competition among antihistamines and lower market share for the branded drugs.

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

Other Regulations Relating to the Sale of Pharmaceuticals

        FDA regulations pertain not only to healthcare products, but also to the processes and production facilities used to produce such products. Although we have designed the required areas of our facilities in the United States and Canada to conform to current GMP, the FDA will not review the facilities for compliance until we produce a product for which we are seeking marketing approval. Environmental legislation provides for restrictions and prohibitions on releases or emissions of various substances produced in, and waste by-products from, our operations.

        The FDA also imposes requirements relating to the marketing of drug products after approval, including requirements relating to the advertising and promotion of drug products to healthcare professionals and consumers and the reporting to the FDA of adverse drug experiences known to companies holding approved applications. Our failure to adhere to these requirements could lead to regulatory action by the FDA. Information reported to the FDA in compliance with these requirements could cause the FDA to withdraw drug approval or to require modification of labeling, for example to add warnings or contraindications. The FDA has the statutory authority to seek judicial remedies and sanctions and to take administrative corrective action for violation of these and other FDA requirements and standards.

        We are also subject to various federal and state laws pertaining to health care fraud, including anti-kickback laws and false claims laws. Anti-kickback laws make it illegal for a prescription drug manufacturer to solicit, offer, receive, or pay any remuneration in exchange for, or to induce, the utilization of products or services reimbursed by a Federal healthcare program, including the purchase or prescribing of a particular drug. False claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented for payment to third-party payors, including Medicare and Medicaid, claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. Penalties for violations of health care fraud laws can include disgorgement of profits, fines and exclusion from Federal health care programs such as Medicare.

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

        We are a participant in the Medicaid rebate program established by the Omnibus Budget Reconciliation Act of 1990, and under amendments of that law that became effective in 1993. Under the Medicaid rebate program, we pay a rebate to each participating state agency for each unit of our product reimbursed by Medicaid. The amount of the rebate for each product is set by law as a minimum 15.1% of the average manufacturer price, or AMP, of that product, or if it is greater, the difference between AMP and the best price available from us to any customer. The rebate amount also includes an inflation adjustment if AMP increases faster than inflation. The rebate amount is recomputed each quarter based on our reports of our current AMP and best price for each of our products to the Centers for Medicare and Medicaid Services. Federal and state government agencies continue to advance efforts to reduce costs of Medicare and Medicaid programs, including supplemental rebates and restrictions on the amounts that agencies will reimburse for the use of products. Participation in the Medicaid rebate program includes requirements such as extending discounts comparable to the Medicaid rebate under the Public Health Service, or PHS, pharmaceutical pricing program to a variety of community health clinics and other entities that receive health services grants from the PHS, as well as hospitals that serve a disproportionate share of poor Medicare and Medicaid beneficiaries.

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

Availability and Delivery of Pharmaceutical Products

        We expect debate to continue during 2005 at the federal and state levels over the availability and delivery and payment for pharmaceutical products. We believe that if certain legislation is enacted, it could have the effect of reducing prices or limiting price increases of pharmaceutical products.

        At this time it is not possible to predict the extent to which we, or the pharmaceutical industry in general, might be affected by the issues discussed above.

        Our research and development activities involve the controlled use of hazardous materials, chemicals, biological materials, and various radioactive compounds. We believe that our procedures comply with the standards prescribed by state and federal regulations; however, the risk of injury or accidental contamination cannot be completely eliminated.

Patents and Proprietary Technology

        We and our affiliates and subsidiaries have filed patent applications in the United States and selected other countries relating to compositions of, formulations of, methods of making, and methods of using our drugs and drug candidates, and chiral synthesis and separations. In addition, we have licensed from third parties certain rights under various patents and patent applications.

        To the extent that we invent or discover a new, useful and non-obvious invention and file a United States patent application for such invention, a composition or method-of-use patent may be issued. We are currently pursuing a policy of aggressively seeking patent protection for our drug candidates and discovery programs.

        Many of the compounds that we are investigating or developing may be subject to patents held by third parties. There may be foreign equivalents to these third-party patents, the scope and expiration of which may vary from country to country. Even if we are issued a patent for the use of a single isomer or active metabolite that is currently claimed by one or more third-party patents, products based on any such patent issued to us may not be sold until all of such third-party patents expire unless a license is obtained to such third-party patents or such third-party patents are determined to be invalid, unenforceable, or not infringed by a court of proper jurisdiction. In addition, there may be pending additional third-party patent applications covering our drugs in development, which, if issued, may preclude the sale of our drug.

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

        We have two issued United States patents covering the therapeutic use of LUNESTA and another issued United States patent covering the compound eszopiclone and pharmaceutical formulations containing eszopiclone. The natural terms of the compound/formulation patent and one of the use patents expire in January 2012 while the natural term of the other use patent expires in August 2012. However, under the Drug Price Competition and Patent Term Extension Act of 1984, known as the Hatch-Waxman Act, due to approval of our NDA for eszopiclone, the compound/formulation patent, at our selection, will be eligible for a patent term extension. We cannot predict the length of the patent term extension at this time.

        We have a significant number of other United States patents and patent applications covering composition of, methods of making and methods of using our product candidates. We may not be issued patents based on patent applications already filed or that we file in the future and if patents are issued they may be insufficient in scope. Patents and/or patent applications covering our product candidates would become increasingly material to our business if and when we seek to commercialize these candidates. Our ability to commercialize any drug successfully will largely depend on our ability to obtain and maintain patents of sufficient scope to prevent third parties from developing and commercializing similar or competitive products.

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

        In November 2004, we purchased, in a private placement, 4,000 shares of BioSphere Series A Convertible Preferred Stock and warrants to purchase 200,000 shares of BioSphere common stock from BioSphere for an aggregate purchase price of $4,000,000.

        At December 31, 2004, we owned 3,224,333 shares, or approximately 23%, of BioSphere's outstanding common stock, 4,000 shares of Series A Convertible Preferred Stock and warrants to purchase an additional 200,000 shares of common stock. Assuming conversion of the shares of Series A Convertible Preferred Stock of BioSphere and the exercise of our warrants, we would own approximately 27% of the outstanding common stock of BioSphere. We account for our investment in BioSphere under the equity method.

Employees

        On March 1, 2005, we and our wholly-owned subsidiaries employed 1,782 persons. Of these 1,782 employees, 228 were primarily engaged in research, development and engineering activities, 30 were primarily engaged in manufacturing, 1,271 were engaged in direct sales and 253 were primarily engaged in marketing, sales administration, finance and accounting and corporate administration.

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

        We file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission. You may read and copy materials that we have filed with the Securities and Exchange Commission at the Securities and Exchange Commission public reference room located at 450 Fifth Street, N.W., Room 1024, Washington, D.C. 20549. Please call the Securities and Exchange Commission at 1-800-SEC-0330 for further information on the public reference room.

        Our Securities and Exchange Commission filings are also available to the public on the Securities and Exchange Commission's Internet website at http://www.sec.gov.

Item 2. Properties.

        Our main facility at 84 Waterford Drive, Marlborough, Massachusetts, consists of approximately 58 acres and a 192,600 square foot research and development and corporate office building, which we occupied and began leasing in June 2002 and purchased in November 2002.

        We also lease 32,477 square feet and 68,815 square feet, for a total of 101,292 square feet, of space in two buildings in Marlborough, Massachusetts, at 33 and 111 Locke Drive, respectively, under two leases that expire on June 30, 2007. In July 2002, we completed the move out of these facilities into the facility at 84 Waterford Drive. At that time, we began seeking to sublease our facilities at 33 and 111 Locke Drive. As a result, we accrued $2,263,000 in 2002 and $1,405,000 in 2003 for our estimated cumulative future minimum lease obligation under these leases, net of estimated future sublease rental income through the term of the leases. In early 2004 we were able to sublease 9,975 square feet of space at 33 Locke Drive under a sublease agreement that extends through the expiration of the lease. We continue to seek additional sublease arrangements for the remaining vacant space at 33 Locke Drive. As a result of the continued vacant space at 33 Locke Drive, we accrued $1,313,000 in 2004 for our estimated cumulative future minimum lease obligation under this lease, net of estimated future sublease rental income through the term of the lease. In mid-2004, due to our sales force expansion for the commercial launch of LUNESTA, we re-occupied the 111 Locke Drive facility and it now serves as our regional sales office for the northeast region. In aggregate, we have recorded $4,981,000 as future minimum lease obligations under these leases, and at December 31, 2004, the remaining accrual was $1,126,000.

        Our primary manufacturing location is a 39,000 square-foot fine chemical manufacturing facility located on a four-acre site in Windsor, Nova Scotia. We acquired the facility in March 1994. Production at the Nova Scotia facility began in February 1995.

        Due to our sales force expansion for the commercial launch of LUNESTA during 2004, we entered into four leases for office space that serve as regional sales offices. These offices are located in Irvine, California; Alpharetta, Georgia; Deerfield, Illinois and Flower Mound, Texas. These leases expire on October 31, 2009, August 31, 2011, September 30, 2009 and September 30, 2009, respectively.

Item 3. Legal Proceedings.

        The Securities and Exchange Commission, or SEC, had conducted an investigation into trading in our securities, which included trading by certain of our officers and employees during the period from January 1, 1998 through December 31, 2001. The SEC has informed us that they are in the process of terminating the investigation and no action will be recommended.

        We and several of our current and former officers and a current director are named as defendants in several class action complaints which have been filed on behalf of certain persons who purchased our common stock and/or debt securities during different time periods, beginning on various dates, the earliest being May 17, 1999, and all ending on March 6, 2002. These complaints allege violations of the Exchange Act and the rules and regulations promulgated thereunder by the Securities and Exchange Commission. Primarily they allege that the defendants made certain materially false and misleading statements relating to the testing, safety and likelihood of FDA approval of SOLTARA. On April 11, 2003, two consolidated amended complaints were filed, one on behalf of the purchasers of our common stock and the other on behalf of the purchasers of our debt securities. These consolidated amended complaints reiterate the allegations contained in the previously filed complaints and define the alleged class periods as May 17, 1999 through March 6, 2002. We filed a motion to dismiss both consolidated amended complaints on May 27, 2003. On March 11, 2004, the court, while granting in part the motion to dismiss, did allow much of the case to proceed. The parties are currently engaged in discovery. We are unable to reasonably estimate any possible range of loss related to the lawsuits due to their uncertain resolution. However, any conclusion of these matters in a manner adverse to us would have a material adverse effect on our financial position and results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

        No matters were submitted to a vote of our security holders, through solicitation of proxies or otherwise, during the last quarter of the year ended December 31, 2004.

EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table sets forth the names, ages and positions of our current executive officers as of December 31, 2004.

Name	Age	Position
Timothy J. Barberich	57	Chairman, Chief Executive Officer
William J. O'Shea	55	President, Chief Operating Officer
David P. Southwell	44	Executive Vice President, Chief Financial Officer and Secretary
Robert F. Scumaci	45	Executive Vice President, Finance and Administration and Treasurer
Mark H. N. Corrigan, M.D.	47	Executive Vice President, Research and Development
Douglas E. Reedich, Ph.D., J.D.	47	Senior Vice President, Legal Affairs

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

        Mr. Southwell has served as our Executive Vice President and Chief Financial Officer since October 1995 and served as our Senior Vice President and Chief Financial Officer from July 1994 to October 1995. From August 1988 until July 1994, Mr. Southwell was associated with Lehman Brothers Inc., a securities firm, in various positions with the investment banking division, most recently in the position of Vice President. Mr. Southwell is a director of BioSphere Medical, Inc.

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Incorporated by reference from our 2004 Annual Report to Stockholders, which we refer to in this report as the 2004 Annual Report, under the headings "Supplemental Stockholder Information—Price Range of Common Stock" and "Supplemental Stockholder Information—Dividend Policy."

        On September 22, 2004, we sold $500 million in principal amount of 0% convertible senior subordinated notes due 2024. The 0% notes due 2024 are convertible into cash and, if applicable, shares of our common stock, at the option of the holder upon certain specified circumstances, at an initial conversion price of $67.20 per share, subject to adjustment. The offering was made through initial purchasers to qualified institutional buyers under Rule 144A under the Securities Act of 1933, as amended.

Item 6. Selected Financial Data.

        Incorporated by reference from our 2004 Annual Report under the heading "Sepracor Inc. Selected Financial Data."

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        Incorporated by reference from our 2004 Annual Report under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 7A. Quantitative and Qualitative Disclosure about Market Risk.

        Incorporated by reference from our 2004 Annual Report under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Risk."

Item 8. Financial Statements and Supplementary Data.

        The financial statements filed as part of this report are incorporated by reference from our 2004 Annual Report under the heading "Consolidated Financial Statements" and the notes thereto and are listed under Item 15 below.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        There have been no disagreements with our Independent Registered Public Accounting Firm on accounting and financial disclosure matters.

Item 9A. Controls and Procedures.

Disclosure Controls

        We have carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer, the Chief Financial Officer, and the Vice President, Finance and Administration, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2004. The term "disclosure controls and procedures", as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed in the reports that the company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon our evaluation, the Chief Executive Officer, the Chief Financial Officer and the Executive Vice President, Finance and Administration, have concluded that, as of December 31, 2004, our disclosure controls and procedures were effective at the reasonable assurance level.

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principals. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control—Integrated Framework. Management concluded that based on its assessment, our internal control over financial reporting was effective as of December 31, 2004. Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page 50 of our 2004 Annual Report.

Changes in Internal Control

        There has been no change in our internal control over financial reporting during our quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

        None.

PART III

Items 10-14.

        We have included information about our executive officers in Part I of this report under the caption "Executive Officers of the Registrant."

        Information required for Part III, Items 10-14 of this report is incorporated by reference from our definitive proxy statement for our 2005 Annual Meeting of Stockholders. Such information will be contained in the sections of such proxy statement captioned "Stock Ownership of Certain Beneficial Owners and Management," "Proposal 1—Election of Directors," "Corporate Governance," "Corporate Governance—Board and Committee Meetings," "Corporate Governance—Independent Auditors Fees and Other Matters," "Corporate Governance—Compensation for Directors," "Compensation of Executive Officers," "Compensation of Executive Officers—Equity Compensation Table," "Compensation of Executive Officers—Employment Agreements," "Certain Relationships and Related Party Transactions," "Other Matters—Section 16(a) Beneficial Ownership Reporting Compliance."

        We have adopted a written code of business conduct and ethics that applies to all employees, including but not limited to, our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We have posted our code of business conduct and ethics, and intend to disclose any amendments to, or waivers from, the code, on our web site, which is located at www.sepracor.com in the corporate governance section.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

        The following documents are included or incorporated by reference from the 2004 Annual Report.

  1.
  The following financial statements (and related notes) of the Company are incorporated by reference from the 2004 Annual Report:

	Page*	Page**
Report of Independent Registered Public Accounting Firm	50	40
Consolidated Balance Sheets at December 31, 2004 and 2003	51	42
Consolidated Statements of Operations for the Years Ended December 31, 2004, 2003 and 2002	52	43
Consolidated Statements of Stockholders' Equity (deficit) and Comprehensive Income for the Years Ended December 31, 2004, 2003 and 2002	53	44
Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002	54	45
Notes to the Consolidated Financial Statements	55	46

*
Refers to page number of the 2004 Annual Report. The consolidated financial statements (and related notes) are incorporated by reference from the 2004 Annual Report.

**
Refers to page number of the Selected Portions of the 2004 Annual Report to Stockholders filed as Exhibit 13 to this report.

2.
The schedule listed below and the Report of Independent Registered Public Accounting Firm on Financial Statement Schedule are filed as part of this report:

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	S-1
Schedule II—Valuation and Qualifying Accounts and Reserves	S-2

        All other schedules are omitted as the information required is inapplicable or the information is presented in the consolidated financial statements or the related notes.

  3.
  The Exhibits listed in the Exhibit Index immediately preceding the Exhibits filed as a part of this Annual Report on Form 10-K.

        The following trademarks are mentioned in this report:

        Sepracor, LUNESTA and XOPENEX HFA are trademarks and XOPENEX is a registered trademark of Sepracor. BioSphere and EmboSphere are trademarks of BioSphere. This report also contains trademarks of other companies.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEPRACOR INC.
	By:	/s/ TIMOTHY J. BARBERICH Timothy J. Barberich Chairman and Chief Executive Officer
Date: March 16, 2005

        Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ TIMOTHY J. BARBERICH Timothy J. Barberich	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2005
/s/ DAVID P. SOUTHWELL David P. Southwell	Executive Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)	March 16, 2005
/s/ ROBERT F. SCUMACI Robert F. Scumaci	Executive Vice President, Finance and Administration and Treasurer (Principal Accounting Officer)	March 16, 2005
/s/ JAMES G. ANDRESS James G. Andress	Director	March 16, 2005
/s/ DIGBY W. BARRIOS Digby W. Barrios	Director	March 16, 2005
/s/ ROBERT J. CRESCI Robert J. Cresci	Director	March 16, 2005
Keith Mansford	Director
/s/ JAMES F. MRAZEK James F. Mrazek	Director	March 16, 2005
/s/ ALAN A. STEIGROD Alan A. Steigrod	Director	March 16, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Sepracor Inc.

        Our audits of the consolidated financial statements, of management's assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated March 15, 2005 appearing in the 2004 Annual Report to Shareholders of Sepracor Inc. (which report, consolidated financial statements and assessment are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Boston, Massachusetts
March 15, 2005

S-1

SEPRACOR INC.
Schedule II
Valuation and Qualifying Accounts and Reserves
Years Ended December 31, 2004, 2003 and 2002
(in thousands)

Description	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Allowance for Doubtful Accounts (1)
Year Ended December 31, 2004	$510	$—	$—	$510
Year Ended December 31, 2003	$392	$219	$101	$510
Year Ended December 31, 2002	$185	$229	$22	$392
(1) Additions to Allowance for Doubtful Accounts are recorded as an expense.
Sales Rebates, Chargebacks & Allowances (2)
Year Ended December 31, 2004	$19,520	$79,643	$67,049	$32,114
Year Ended December 31, 2003	$8,825	$48,362	$37,667	$19,520
Year Ended December 31, 2002	$9,929	$16,070	$17,174	$8,825
(2) Additions to Sales Rebates, Chargebacks and Allowances are recorded as a reduction of revenue.
Sales Return Reserves (3)
Year Ended December 31, 2004	$8,362	$4,449	$4,157	$8,654
Year Ended December 31, 2003	$5,605	$8,365	$5,608	$8,362
Year Ended December 31, 2002	$4,842	$4,469	$3,706	$5,605
(3) Additions to Sales Return Reserves are recorded as a reduction of revenue.

S-2

Exhibit Index

Exhibit No.	Exhibit Index Description
3.1(23)	Restated Certificate of Incorporation of the Registrant, as amended.
3.2(10)	Amended and Restated By-Laws of the Registrant.
4.1(1)	Specimen Certificate for shares of common stock, $.10 par value, of the Registrant.
4.3(9)	Form of 5% Convertible Subordinated Debenture due 2007.
4.4(13)	Rights Agreement between Sepracor Inc. and EquiServe Trust Company, N.A., as Rights Agent, dated June 30, 2002.
4.5(17)	Form of 0% Series A Convertible Senior Subordinated Note due 2008.
4.6(17)	Form of 0% Series B Convertible Senior Subordinated Note due 2010.
4.7	Form of 0% Convertible Senior Subordinated Note due 2024.
(*)10.1(8)	The Registrant's 1991 Amended and Restated Stock Option Plan.
(*)10.2(7)	The Registrant's 1991 Director Stock Option Plan, as amended and restated.
(*)10.3(4)	The Registrant's 1996 Employee Stock Purchase Plan, as amended and restated.
(*)10.4(5)	The Registrant's 1997 Stock Option Plan.
(*)10.5(17)	The Registrant's 1998 Employee Stock Purchase Plan, as amended.
(*)10.6(8)	The Registrant's 1999 Director Stock Option Plan.
(*)10.7(19)	The Registrant's 2000 Stock Incentive Plan, as amended.
10.8(14)	The Registrant's 2002 Stock Incentive Plan, as amended.
10.9(3)	Lease as to Marlboro Industrial Park, dated December 12, 1995, between Valerie A. Colbert, Trustee of Second Marlboro Development Trust under Declaration of Trust dated September 15, 1972, and the Registrant (the "Marlboro Lease").
10.10(5)	First Amendment to Marlboro Lease, dated February 1, 1997, and Second Amendment to Marlboro Lease, dated July 1, 1997.
10.11(7)	Technology Transfer and License Agreement dated as of January 1, 1994, between the Registrant and BioSepra Inc.
10.12(7)	Technology Transfer and License Agreement dated as of January 1, 1994, between the Registrant and HemaSure Inc.
10.13(7)	Technology Transfer and License Agreement, effective January 1, 1995, between the Registrant and SepraChem Inc.
(*)10.14(2)	Letter Agreement, dated June 10, 1994, between the Registrant and David Southwell.
(*)10.15(4)	Letter Agreement, dated February 23, 1995, between the Registrant and Robert F. Scumaci.
10.16(5)†	Agreement, dated as of December 5, 1997, by and between the Registrant and Schering-Plough Ltd.
10.17(5)†	License Agreement, dated January 30, 1998, by and between the Registrant and Janssen Pharmaceutica N.V.
10.18(6)†	Norcisapride Development and License Agreement, dated as of July 20, 1998, between Janssen Pharmaceutica N.V. and the Registrant.
10.19(8)	Assignment Agreement, dated as of August 25, 1999, by and between the Registrant and Georgetown University.
10.20(8)	Registration Rights Agreement, dated as of August 25, 1999, by and between the Registrant and Georgetown University.
10.21(9)	Indenture, dated as of February 14, 2000, between the Registrant and the Chase Manhattan Bank, as trustee, relating to the 5% Convertible Subordinated Debentures due 2007.
10.22(9)	Registration Rights Agreement, dated as of February 8, 2000, by and among the Registrant and Deutsche Bank Securities Inc.
10.23(9)†	License Agreement, dated August 31, 1999, by and between the Registrant and Hoechst Marion Roussel, Inc.
10.24(9)†	EX-US License Agreement, dated August 31, 1999, by and between the Registrant and Hoechst Marion Roussel, Inc.

10.25(9)†	License and Assignment Agreement, dated September 30, 1999, by and between the Registrant and Rhone-Poulenc Rorer SA.
10.26(9)†	License Agreement, dated May 27, 1999, by and between UCB Farchim S.A. and the Registrant.
10.27(9)†	Co-Promotion Agreement, dated as of November 18, 1999, by and between Ross Products Division of Abbott Laboratories Inc. and the Registrant.
(*)10.28(9)	Summary of Plan regarding "Parachute Payments" and Section 280G Gross-Up Payments.
(*)10.29(12)	Letter Agreement, dated September 21, 1999, between the registrant and William James O'Shea.
10.30(12)†	Agreement between Minnesota Mining and Manufacture Company, 3M Innovative Properties Company and the Registrant dated December 20, 2001.
10.31(16)	Indenture, dated as of December 12, 2003, by and between Sepracor Inc. and the JPMorgan Chase Bank, as Trustee.
10.32(16)	Registration Rights Agreement, dated as of December 12, 2003, by and between Sepracor Inc., Morgan Stanley & Co. Incorporated, U.S. Bancorp Piper affray Inc. and Credit Suisse First Boston LLC.
10.33(15)	Letter Agreement, dated March 11, 2003, between the Registrant and Mark H.N. Corrigan, M.D.
10.34(18)	First Amendment to Co-Promotion Agreement, dated January 19, 2000, between Ross Products Division of Abbott Laboratories Inc. and the Registrant.
10.35(18)	Second Amendment to Co-Promotion Agreement, dated January 1, 2001, between Ross Products Division of Abbott Laboratories Inc. and the Registrant.
10.36(18)	Third Amendment to Co-Promotion Agreement, dated March 19, 2004, between Ross Products Division of Abbott Laboratories Inc. and the Registrant.
10.37(20)	Indenture between the Registrant and JPMorgan Chase Bank, as trustee, dated September 22, 2004.
10.38(20)	Registration Rights Agreement between the Registrant and Morgan Stanley & Co. Incorporated, as initial purchaser, dated September 22, 2004.
10.39(21)†	Manufacturing Services Agreement between Patheon and the Registrant dated March 1, 2004.
10.40(22)†	License, Option and Collaboration Agreement, dated as of January 10, 2005, by and between ACADIA Pharmaceuticals, Inc. and the Registrant.
10.41(22)†	Common Stock Purchase Agreement, dated January 10, 2005, by and between ACADIA Pharmaceuticals, Inc. and the Registrant.
10.42	Form of Incentive Stock Option Agreement Granted under the Registrant's 2000 Stock Incentive Plan.
10.43	Form of Nonstatutory Stock Option Agreement Granted under the Registrant's 2000 Stock Incentive Plan.
(*)10.44	Summary of Executive Officer Compensation for 2005.
(*)10.45	Summary of Non-Employee Director Compensation.
10.46†	Exclusive Supply and Distribution Agreement by and among 3M Company, through its 3M Drug Delivery Systems Division, 3M Innovative Properties Company and the Registrant, dated as of November 16, 2004.
13	Selected portions of the 2004 Annual Report to Stockholders (which shall be deemed filed only with respect to those portions specifically incorporated by reference herein).
21	Subsidiaries of the Company.
23.1	Consent of PricewaterhouseCoopers LLP.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(*)
Management contract or compensatory plan or arrangement filed as an exhibit to this Form pursuant to Item 14(c) of Form 10-K.

(†)
Confidential treatment has been requested as to certain portions, which portions have been filed separately with the Securities and Exchange Commission.

(1)
Incorporated herein by reference from the Registrant's Registration Statement on Form S-1 (File No. 33-41653).

(2)
Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 000-19410).

(3)
Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 000-19410).

(4)
Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 000-19410).

(5)
Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 000-19410).

(6)
Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (File No. 000-19410).

(7)
Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 000-19410).

(8)
Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 000-19410).

(9)
Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 000-19410).

(10)
Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 000-19410).

(11)
Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 000-19410).

(12)
Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 000-19410).

(13)
Incorporated by reference from the Registrant's Current Report on Form 8-K filed on June 4, 2002 (File No. 000-19410).

(14)
Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 000-19410).

(15)
Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 000-19410).

(16)
Incorporated by reference from the Registrant's Current Report on Form 8-K filed on December 15, 2003 (File No. 000-19410).

(17)
Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-19410).

(18)
Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (File No. 000-19410).

(19)
Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 000-19410).

(20)
Incorporated by reference from the Registrant's Current Report on Form 8-K filed on September 24, 2004 (File No. 000-19410).

(21)
Incorporated by reference from the Registrant's Current Report on Form 8-K filed on December 21, 2004 (File No. 000-19410).

(22)
Incorporated by reference from the ACADIA Pharmaceuticals, Inc. Current Report on Form 8-K filed on January 14, 2005 (File No. 000-50768).

(23)
Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 000-19410).