Form 10-Q
period 2005-03-31
SEPRACOR INC /DE/
filed 2005-05-10
CIK 877357

Use these links to rapidly review the document
INDEX

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2005
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

        The number of shares outstanding of the registrant's class of Common Stock as of May 2, 2005 was: 104,767,808 shares.

SEPRACOR INC.

SEPRACOR INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In Thousands)

	March 31, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$175,262	$435,905
Short-term investments	490,411	303,303
Accounts receivable, net	62,257	68,914
Inventories	15,948	13,086
Other assets	21,244	18,722

Total current assets	765,122	839,930
Long-term investments	106,416	94,704
Property and equipment, net	70,267	70,860
Investment in affiliate	5,367	5,535
Patents and deferred financing costs, net	25,979	27,035
Other assets	1,054	1,054

Total assets	$974,205	$1,039,118

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$4,674	$5,772
Accrued expenses	86,307	126,701
Current portion of notes payable and capital lease obligation	1,926	1,926
Other current liabilities	66,832	69,711

Total current liabilities	159,739	204,110
Notes payable and capital lease obligation	2,026	2,529
Other long-term liabilities	2,802	2,774
Convertible subordinated debt	1,160,820	1,160,820

Total liabilities	1,325,387	1,370,233
Stockholders' equity (deficit):
Preferred stock, $1.00 par value, 1,000 shares authorized; none outstanding at March 31, 2005 and December 31, 2004	—	—
Common stock, $.10 par value, 240,000 and 240,000 shares authorized; 105,600 and 105,309 shares issued, 103,666 and 103,376 shares outstanding, at March 31, 2005 and December 31, 2004, respectively	10,560	10,531
Treasury stock, at cost (1,934 and 1,933 shares at March 31, 2005 and December 31, 2004, respectively)	(100,400)	(100,321)
Additional paid-in capital	1,374,495	1,370,372
Accumulated deficit	(1,648,059)	(1,625,486)
Accumulated other comprehensive income	12,222	13,789

Total stockholders' equity (deficit)	(351,182)	(331,115)

Total liabilities and stockholders' equity (deficit)	$974,205	$1,039,118

The accompanying notes are an integral part of the consolidated financial statements

SEPRACOR INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In Thousands, Except Per Share Amounts)

	Three Months Ended
	March 31, 2005	March 31, 2004
Revenues:
Product sales	$106,648	$85,056
Royalties and other	12,397	14,422

Total revenues	119,045	99,478

Costs and expenses:
Cost of product sold	10,037	8,860
Cost of royalties and other	203	240
Research and development	28,569	37,296
Selling, marketing and distribution	93,172	84,434
General and administrative	8,481	7,034

Total costs and expenses	140,462	137,864

Loss from operations	(21,417)	(38,386)
Other income (expense):
Interest income	5,248	1,255
Interest expense	(5,842)	(6,124)
Loss on redemption of debt	—	(7,022)
Equity in investee (losses)	(168)	(147)
Other income (expense), net	(394)	(17)

Net loss	$(22,573)	$(50,441)

Basic and diluted net loss per common share	$(0.22)	$(0.59)
Shares used in computing basic and diluted net loss per common share:
Basic and diluted	103,593	85,214

The accompanying notes are an integral part of the consolidated financial statements

SEPRACOR INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	Three Months Ended
	March 31, 2005	March 31, 2004
Cash flows from operating activities:
Net loss	$(22,573)	$(50,441)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,256	4,288
Equity in investee losses	168	147
Loss on redemption of debt	—	7,022
Changes in operating assets and liabilities:
Accounts receivable	6,657	7,588
Inventories	(2,888)	(2,730)
Other current assets	(2,537)	(3,801)
Accounts payable	(1,095)	2,953
Accrued expenses	(40,389)	(26,738)
Other current liabilities	(2,850)	3,531
Other liabilities	—	30,452

Net cash used in operating activities	(61,251)	(27,729)

Cash flows from investing activities:
Purchases of short and long-term investments	(278,090)	(62,042)
Sales and maturities of short and long-term investments	84,881	82,140
Additions to property and equipment	(2,636)	(2,351)
Investment in ACADIA	(7,143)	—
Change in other assets	—	(64)

Net cash (used in) provided by investing activities	(202,988)	17,683

Cash flows from financing activities:
Redemption of convertible subordinated notes	—	(433,709)
Net proceeds from issuance of common stock	4,074	4,344
Proceeds from sale of convertible subordinated debt	—	150,000
Costs associated with sale of convertible subordinated debt	—	(4,125)
Repayments of long-term debt and capital leases	(463)	(164)

Net cash provided by (used in) financing activities	3,611	(283,654)

Effect of exchange rate changes on cash and cash equivalents	(15)	(20)

Net decrease in cash and cash equivalents	(260,643)	(293,720)
Cash and cash equivalents at beginning of period	$435,905	$705,802

Cash and cash equivalents at end of period	$175,262	$412,082

Non cash activities:
Additions to capital leases	—	$2,659

The accompanying notes are an integral part of the consolidated financial statements

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1. Basis of Presentation

        The accompanying consolidated interim financial statements are unaudited and have been prepared on a basis substantially consistent with the audited financial statements. Certain information and footnote disclosures normally included in our annual financial statements have been condensed or omitted. The year-end consolidated condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The consolidated interim financial statements, in the opinion of our management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for the interim periods ended March 31, 2005 and 2004.

        The consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries, including Sepracor Canada Limited. We also have an investment in BioSphere Medical, Inc., or BioSphere, which we record under the equity method.

        The consolidated results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year. These consolidated interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2004, which are contained in our annual report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission, or SEC.

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

2. Recent Accounting Pronouncements

        In November 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 151, "Inventory Costs—an amendment of ARB No. 43, Chapter 4," or SFAS No. 151, in an effort to conform U.S. accounting standards for inventories to International Accounting Standards. SFAS No. 151 requires idle facility expenses, freight, handling costs and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the relevant production facilities. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect the adoption of SFAS No. 151 to have a material impact on our financial condition or our results of operations.

        In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment", which replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principal Board Opinion No. 25, "Accounting for Stock Issued to Employees", or APB 25. SFAS No. 123(R) requires compensation costs relating to share-based payment transactions be recognized in financial statements, as well as more extensive disclosures concerning stock options than required under current guidance. The new rule applies to option grants made after adoption as well as options that are not vested at the date of adoption. The pro forma disclosure previously permitted under SFAS No. 123 will no longer be an acceptable alternative to recognition of expenses in the financial statements. The SEC recently approved a rule delaying the implementations of SFAS No. 123(R) until the first annual reporting period that begins after June 15, 2005. We currently measure compensation costs related to share-based payments under APB 25, as allowed by SFAS No. 123, and provide disclosure in notes to financial statements as required by SFAS No. 123. We are required to adopt SFAS No. 123(R) starting in the first fiscal quarter of 2006. We expect the adoption of SFAS No. 123(R) to have a material adverse impact on our results of operations and net income per share. We are currently in the process of evaluating the extent of such impact. We do not anticipate early adoption of SFAS No. 123(R) and are currently evaluating whether we will implement SFAS No. 123(R) prospectively or whether we will restate prior periods.

        In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29." The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The amendment also eliminates the narrow exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not expect the adoption of SFAS No. 153 to have a material impact on our financial condition or our results of operations.

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

        For the three months ended March 31, 2005 and 2004, basic and diluted net loss per common share is computed based on the weighted-average number of common shares outstanding during the period because the effect of common stock equivalents would be anti-dilutive. Certain securities were not included in the computation of diluted earnings per share for the three months ended March 31, 2005 and 2004 because they would have an anti-dilutive effect due to net losses for such periods. These excluded securities include the following:

  a.
  Options to purchase shares of common stock:

(in thousands, except price per share data)	March 31, 2005	March 31, 2004
Number of options	13,048	13,987
Price range per share	$5.00 to $87.50	$2.63 to $87.50

  b.
  Shares of common stock reserved for issuance upon conversion of convertible subordinated debt:

(in thousands)	March 31, 2005	March 31, 2004
5% convertible subordinated debentures due 2007	4,763	4,763
0% Series A convertible senior subordinated notes due 2008	2,283	7,839
0% Series B convertible senior subordinated notes due 2010	4,961	16,756

	12,007	29,358

        The 0% convertible subordinated notes due 2024 were not convertible as of March 31, 2005 or at any time during the quarter ended March 31, 2005. Once the notes become convertible, shares of common stock need to be reserved under the conversion formula for issuance upon conversion if and when our common stock price exceeds $67.20 per share on the Nasdaq National Market. Prior to such occurrence, the notes are only convertible into cash.

4. Accounting for Stock-Based Compensation

        We have elected to follow APB 25, "Accounting for Stock Issued to Employees", and related interpretations, in accounting for our stock-based compensation plans, rather than the alternative fair value accounting method provided for under SFAS No. 123, "Accounting for Stock-Based Compensation". Under APB 25, when the exercise price of options granted under these plans equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

        The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Three Months Ended March 31,
(in thousands, except per share data)
	2005	2004
Net loss attributable to common stockholders	$(22,573)	$(50,441)
Total stock-based employee compensation expense determined under fair value based method for all awards	(11,853)	(11,038)

Pro forma net loss	$(34,426)	$(61,479)

Amounts per common share:
Basic and diluted—as reported	$(0.22)	$(0.59)

Basic and diluted—pro forma	$(0.33)	$(0.72)

5. Inventories

        Inventories consist of the following:

(in thousands)	March 31, 2005	December 31, 2004
Raw materials	$3,735	$3,905
Work in progress	212	292
Finished goods	12,001	8,889

	$15,948	$13,086

        We expense costs relating to inventory until such time as we receive an approval letter from the United States Food and Drug Administration, or FDA, for a new product, and then we begin to capitalize the inventory costs relating to that product. As a result of this policy, we capitalized $1,735,000 of LUNESTA™ brand eszopiclone inventory during the first quarter of 2005.

6. Patents and Deferred Financing Costs

        The following schedule details the carrying value of our patents and deferred financing costs as of:

(in thousands)	March 31, 2005	December 31, 2004
Deferred finance costs, gross	$34,440	$34,440
Accumulated amortization	(12,103)	(11,200)

Deferred finance costs, net	$22,337	$23,240

Patents, gross	$6,439	$6,439
Accumulated amortization	(2,797)	(2,644)

Patents, net	$3,642	$3,795

        The following schedule details our amortization expense related to patents and deferred financing costs:

	Three Months Ended March 31,
(in thousands)
	2005	2004
Amortization of deferred finance costs	$903	$1,380
Amortization of patents	153	174

Total	$1,056	$1,554

        We currently estimate that our amortization expense will be $3,167,000, $4,201,000, $2,564,000, $2,208,000 and $1,807,000 for the remainder of 2005 and for the years ending December 31, 2006, 2007, 2008 and 2009, respectively.

7. Convertible Subordinated Debt

        Convertible subordinated debt consists of the following:

(in thousands)	March 31, 2005	December 31, 2004
5% convertible subordinated debentures due 2007	$440,000	$440,000
0% Series A convertible senior subordinated notes due 2008	72,800	72,800
0% Series B convertible senior subordinated notes due 2010	148,020	148,020
0% convertible senior subordinated notes due 2024	500,000	500,000

Total	$1,160,820	$1,160,820

8. Equity

        In December 2003, we used approximately $94,820,000 of the proceeds from the issuance of the 0% Series A convertible senior subordinated notes due 2008 and 0% Series B convertible senior subordinated notes due 2010 to purchase call spread options on our common stock. The first series of settled options expired at various dates beginning on May 12, 2004 and ending on June 9, 2004 and the second series of options expired at various dates beginning on November 11, 2004 and ending on December 9, 2004. We recorded the full amount of the call spread option settlements as an increase to additional paid-in capital. Our remaining outstanding call spread options expire at various dates through 2005 and we have the option to settle the remaining outstanding call spread options in either net shares or in cash. We currently expect to settle these call spread options for cash, although the amount we receive upon settlement, if any, will vary based on the price of our common stock on the option expiration dates. Proceeds from a cash settlement of these options are calculated based on the difference between our stock price and the option price if our stock price is below the cap price or the difference between the cap price and the option price if our stock price exceeds the cap price. Any cash received in settlement of the remaining call spread options will be recorded as additional paid-in capital.

        The following table sets forth the potential proceeds from our remaining call spread options if settled in cash using the closing price of our common stock on May 2, 2005 of $59.73:

Expiration period	Number of Options	Option Price	Cap Price	Proceeds
May 12, 2005 through June 9, 2005	4,919,496	$29.84	$55.00	$123,798,000
November 11, 2005 through December 9, 2005	4,919,496	$29.84	$65.00	147,067,000

Total	9,838,992			$270,865,000

9. Comprehensive Loss

        Total comprehensive loss consists of net loss, net foreign currency translation adjustments and net unrealized gain (loss) on available-for-sale securities.

	Three Months Ended
(in thousands)	March 31, 2005	March 31, 2004
Comprehensive loss:
Net loss	$(22,573)	$(50,441)
Net foreign currency translation adjustment	(82)	820
Net unrealized gain (loss) on available-for-sale securities	(1,485)	3,769

Total comprehensive loss	$(24,140)	$(45,852)

10. Commitments and Contingencies

        We enter into standard indemnification agreements in our ordinary course of business, under which we indemnify and hold harmless certain parties, including customers such as wholesalers, against claims, liabilities and losses brought by third parties to the extent that the claims arise out of (1) injury or death to person or property caused by defects in our products, (2) negligence in the manufacture or distribution of the products or (3) a material breach by us. We have no liabilities recorded for these guarantees at March 31, 2005 and, if liabilities were incurred, we have insurance policies covering product liabilities, which would mitigate any losses.

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

        We and several of our current and former officers and a current director are named as defendants in several class action complaints which have been filed on behalf of certain persons who purchased our common stock and/or debt securities during different time periods, beginning on various dates, the earliest being May 17, 1999, and all ending on March 6, 2002. These complaints allege violations of the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder by the SEC. Primarily they allege that the defendants made certain materially false and misleading statements relating to the testing, safety and likelihood of FDA approval of tecastemizole. On April 11, 2003, two consolidated amended complaints were filed, one on behalf of the purchasers of our common stock and the other on behalf of the purchasers of our debt securities. These consolidated amended complaints reiterate the allegations contained in the previously filed complaints and define the alleged class periods as May 17, 1999 through March 6, 2002. We filed a motion to dismiss both consolidated amended complaints on May 27, 2003. On March 11, 2004, the court, while granting in part the motion to dismiss, did allow much of the case to proceed. The parties are currently engaged in discovery. We are unable to reasonably estimate any possible range of loss related to these lawsuits due to their uncertain resolution. However, any conclusion of these matters in a manner adverse to us would have a material adverse effect on our financial condition and business.

11. Investment in ACADIA Pharmaceuticals

        On January 10, 2005, we entered into a license, option and collaboration agreement, or collaboration, with ACADIA Pharmaceuticals Inc., or ACADIA, for the development of new drug candidates targeted towards the treatment of central nervous system disorders. The collaboration has been established to investigate potential clinical candidates resulting from using ACADIA's medicinal chemistry and discovery platform against a broad array of selective muscarinic receptors, which are receptors that respond to acetylcholine, a neurotransmitter in the central nervous system. The collaboration includes ACADIA's m1 agonist program, which is designed to target neuropsychiatric/neurologic conditions and neuropathic pain. The agreement also includes an option to select a preclinical program from ACADIA's 5-HT2A program for use in combination with LUNESTA. 5-HT2A antagonists have been shown in clinical studies to affect sleep architecture in humans. Under the collaboration agreement, we and ACADIA have agreed to collaborate with each other to research and develop certain compounds that interact with these muscarinic receptors. We are permitted to develop and commercialize these compounds in any field outside of the prevention or treatment of ocular disease. We will have exclusive worldwide rights to develop and commercialize compounds developed under our collaboration with ACADIA.

        In connection with the collaboration, we purchased 1,077,029 shares of ACADIA common stock for an aggregate purchase price of $10,000,000 based on a per share price of approximately $9.2848, which represents a 40 percent premium to the average closing price for the 30 trading days prior to the signing of the agreement. We recorded the premium amount of $2,857,000 as research and development expense and the remaining amount of $7,143,000 as an investment in ACADIA, which we have classified as an available-for-sale security and will adjust to its fair value at each reporting date with unrealized gains and losses recorded as a component of accumulated other comprehensive income (loss). We also agreed to purchase up to an additional $10,000,000 of ACADIA common stock at a 25 percent premium to the trailing 30-day average closing price per share as of the one-year anniversary of the signing of the agreement, subject to certain conditions. During the three-year research term of the collaboration agreement, we will provide ACADIA with $2,000,000 of research funding each year, which will be recorded as research and development expense. In addition, we have agreed to make milestone payments to ACADIA upon the achievement by ACADIA of specified development and regulatory milestones for each product developed under the collaboration, including any product to be used in combination with LUNESTA that is developed under the collaboration. We have also agreed to pay royalties to ACADIA on net worldwide sales of products developed under the collaboration.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

        This quarterly report on Form 10-Q contains, in addition to historical information, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. These forward-looking statements involve risks and uncertainties and are not guarantees of future performance. Words such as "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and variations of these words and similar expressions are intended to identify forward-looking statements. Our actual results could differ significantly from the results we discuss in these forward-looking statements. These forward-looking statements represent our expectations as of the date of this report. Subsequent events will cause our expectations to change. However, while we may elect to update these forward-looking statements, we specifically disclaim any obligation to do so. See the section entitled "Factors Affecting Future Operating Results" below for a discussion of important factors that could cause our actual results to differ materially from the results we discuss in our forward-looking statements.

Executive Overview

        We are a research-based pharmaceutical company focused on the discovery, development and commercialization of differentiated products that address large and growing markets and unmet medical needs, and can be marketed to primary care physicians through our sales force.

        We currently manufacture and sell two products: XOPENEX® (levalbuterol HCl) Unit Dose Vial, or UDV, Inhalation Solution, a short-acting bronchodilator, for the treatment or prevention of bronchospasm in patients with reversible obstructive airway disease, such as asthma, and LUNESTA™ (eszopiclone), for the treatment of insomnia. On March 11, 2005, we received an approval letter from the United States Food and Drug Administration, or FDA for our New Drug Application, or NDA, for XOPENEX HFA™ (levalbuterol tartrate) Inhalation Aerosol, a hydrofluoroalkane, or HFA, metered-dose inhaler, or MDI.

        We market and sell XOPENEX UDV and LUNESTA directly through our sales force and we expect to market and sell XOPENEX HFA MDI, if commercialized, through our sales force. We have entered into out-licensing arrangements with respect to several other compounds. We expect to commercialize products that we successfully develop through our sales force, through co-promotion agreements and through out-licensing partnerships.

Significant 2005 Developments

        On April 7, 2005, we announced the commercial availability of LUNESTA brand eszopiclone for the treatment of insomnia. On December 15, 2004, we received an approval letter from the FDA for our NDA for LUNESTA 1 mg, 2 mg and 3 mg tablets for the treatment of insomnia. The recommended dosing to improve sleep onset and/or maintenance is 2 mg or 3 mg for adult patients (ages 18 to 64). In older adult patients (ages 65 and older), 2 mg is recommended for improvement in sleep onset and/or maintenance while the 1 mg dose is recommended for sleep onset in older adult patients whose primary complaint is difficulty falling asleep. We capitalized $1,735,000 of LUNESTA inventory during the first quarter of 2005.

        On March 11, 2005, we received an approval letter from the FDA for our XOPENEX HFA MDI. On May 12, 2004, we submitted our NDA to the FDA for XOPENEX HFA MDI for the treatment or prevention of bronchospasm in adults, adolescents and children 4 years of age and older with reversible obstructive airway disease. MDIs are hand-held, pressurized canisters that deliver inhaled medications directly to the lungs. We are working to resolve outstanding manufacturing issues and to complete process validation work. Contingent upon successful resolution of these issues, we are targeting commercial launch of the product around the end of 2005. Under our supply agreement with Minnesota Mining and Manufacture Company, or 3M, and 3M Innovative Properties Company, we are obligated to pay to 3M a combination of a fixed price per unit of product purchased and a percentage royalty based on our net sales of XOPENEX HFA MDI. If we are unable to resolve manufacturing issues or complete process validation for XOPENEX HFA MDI, then commercialization of this product candidate could be delayed or terminated, which would have a material adverse effect on our business.

        On January 10, 2005, we entered into a license, option and collaboration agreement, or collaboration, with ACADIA Pharmaceuticals Inc., or ACADIA, for the development of new drug candidates targeted towards the treatment of central nervous system disorders. The collaboration has been established to investigate potential clinical candidates resulting from using ACADIA's medicinal chemistry and discovery platform against a broad array of selective muscarinic receptors, which are receptors that respond to acetylcholine, a neurotransmitter in the central nervous system. The collaboration includes ACADIA's m1 agonist program, which is designed to target neuropsychiatric/neurologic conditions and neuropathic pain. The agreement also includes an option to select a preclinical program from ACADIA's 5-HT2A program for use in combination with LUNESTA. 5-HT2A antagonists have been shown in clinical studies to affect sleep architecture in humans. Under the collaboration agreement, we and ACADIA have agreed to collaborate with each other to research and develop certain compounds that interact with these muscarinic receptors. We are permitted to develop and commercialize these compounds in any field outside of the prevention or treatment of ocular disease. We will have exclusive worldwide rights to develop and commercialize compounds developed under our collaboration with ACADIA.

        In connection with the collaboration, we purchased 1,077,029 shares of ACADIA common stock for an aggregate purchase price of $10,000,000 based on a per share price of approximately $9.2848, which represents a 40 percent premium to the average closing price for the 30 trading days prior to the signing of the agreement. We recorded the premium amount of $2,857,000 as research and development expense and the remaining amount of $7,143,000 as an investment in ACADIA, which we have classified as an available-for-sale security and will adjust to its fair value at each reporting date with unrealized gains and losses recorded as a component of accumulated other comprehensive income (loss). We also agreed to purchase up to an additional $10,000,000 of ACADIA common stock at a 25 percent premium to the trailing 30-day average closing price per share as of the one-year anniversary of the signing of the agreement, subject to certain conditions. During the three-year research term of the collaboration agreement, we will provide ACADIA with $2,000,000 of research funding each year, which will be recorded as research and development expense. In addition, we have agreed to make milestone payments to ACADIA upon the achievement by ACADIA of specified development and regulatory milestones for each product developed under the collaboration, including any product to be used in combination with LUNESTA that is developed under the collaboration. We have also agreed to pay royalties to ACADIA on net worldwide sales of products developed under the collaboration.

Critical Accounting Policies

        We identified critical accounting policies in our annual report on Form 10-K for the year ended December 31, 2004. These critical accounting policies relate to product revenue recognition, royalty revenue recognition, rebate and return reserves, patents, intangibles and other assets, accounts receivable and bad debt, income taxes, induced conversion of debt and inventory write-downs. These policies require us to make estimates in the preparation of our financial statements as of a given date. Because of the uncertainty inherent in these matters, our actual results could differ from the estimates we use in applying the critical accounting policies. No changes to these critical accounting policies have taken place since December 31, 2004.

Three Month Periods ended March 31, 2005 and 2004

Revenues

        Product sales were $106,648,000 and $85,056,000 for the three months ended March 31, 2005 and 2004, respectively, an increase of approximately 25%. The sales increase for XOPENEX UDV for the three months ended March 31, 2005 as compared with the same period in 2004 is due to unit volume growth of 12% and a 13% increase in the net selling price per unit. The 12% increase in unit volume sales is a result of increased market growth and a slightly higher market share, particularly in the non-retail market sector. The unit growth rates are consistent with growth rates over the past three fiscal quarters and, we believe, commensurate with where XOPENEX UDV is in its product life cycle. The 13% increase in the net selling price per unit is due to a gross unit price increase of approximately 8% and a decrease in sales rebates and allowances of approximately 4%. The decrease in sales rebates and allowances is primarily attributable to favorable reimbursement rate changes, as mandated by the Medicare Prescription Drug Improvement and Modernization Act of 2003, in the home healthcare sector of our business. Favorable Medicare reimbursement has resulted in a decrease in the rebates we pay to home healthcare providers. We cannot be certain whether, or for how long, this favorable reimbursement rate will remain in effect.

        Royalties were $12,397,000 and $14,422,000 for the three months ended March 31, 2005 and 2004, respectively, a decrease of approximately 14%. The decrease for the three months ended March 31, 2005 as compared with the same period in 2004 is primarily due to a decrease in the combined royalties earned on sales of CLARINEX® under our agreement with Schering-Plough Corporation, and on sales of ALLEGRA® under our agreement with sanofi-aventis, which were in the aggregate $11,618,000 for the three months ended March 31, 2005 as compared with $12,958,000 for the three months ended March 31, 2004. We believe the decrease in royalty revenue earned from ALLEGRA and CLARINEX is due to decreased sales volume resulting from the availability of other allergy drugs without a prescription. We expect this trend will continue and that it will continue to adversely affect our royalties earned from ALLEGRA and CLARINEX. In addition, MedPointe-related revenue, which consists primarily of revenue related to the fair value of services performed pursuant to our agreement with MedPointe for the co-promotion of ASTELIN® brand azelastine HCl, decreased to $0 for the three months ended March 31, 2005 as compared with $902,000 for the same period in 2004. This decrease was the result of our termination, effective October 1, 2004, of our co-promotion agreement with MedPointe. Offsetting these decreases is an increase in royalties earned on sales of XYZAL®/XUSAL™ under our agreement with UCB Farchim SA, which were $780,000 during the three months ended March 31, 2005 as compared with $344,000 for the same period in 2004.

Costs of Revenues

        Cost of products sold was $10,037,000 and $8,860,000 for the three months ended March 31, 2005 and 2004, respectively. Cost of products sold as a percentage of product sales decreased to 9% for the three months ended March 31, 2005 as compared to 10% for the same period in 2004 due to a lower manufacturing cost per unit which resulted from an increase in the number of units of XOPENEX UDV produced in the three months ended March 31, 2005 as compared with the same period in 2004.

        Cost of royalties earned was $203,000 and $240,000 for the three months ended March 31, 2005 and 2004, respectively. The cost of royalties in both periods relates to an obligation to a third-party as a result of royalties we received from Schering-Plough Corporation based upon its sales of CLARINEX.

Research and Development

        Research and development expenses were $28,569,000 and $37,296,000 for the three months ended March 31, 2005 and 2004, respectively, a decrease of approximately 23%. The decrease in the three months ended March 31, 2005 as compared with the same period in 2004 is primarily due to our decreased spending on three of our late-stage programs, LUNESTA, XOPENEX HFA MDI and arformoterol, and one of our discontinued programs, (S)-oxybutynin. We commercially launched LUNESTA on April 4, 2005, however we continue to spend on Phase IIIB/IV studies under our LUNESTA program. We submitted an NDA for XOPENEX HFA MDI to the FDA in May 2004 and on March 11, 2005 we received an approval letter from the FDA for the NDA. We have completed Phase III clinical trials for arformoterol and are currently preparing an NDA that we anticipate submitting to the FDA in the second half of 2005. We have elected not to fund the (S)-oxybutynin clinical program at this time. Our decreased spending in these programs was partially offset by our increased spending on three of our early-stage programs, SEP-226330, (S)-amlodipine and SEP-225289.

        Drug development and approval in the United States is a multi-step process regulated by the FDA. The process begins with the filing of an IND, which, if successful, allows the opportunity for study in humans, or clinical study, of the potential new drug. Clinical development typically involves three phases of study: Phase I, II and III. The most significant costs in clinical development are in the Phase III clinical trials, as they tend to be the longest and largest studies in the drug development process. Following successful completion of Phase III clinical trials, an NDA must be submitted to, and accepted by, the FDA, and the FDA must approve the NDA prior to commercialization of the drug. As further discussed below, we currently have one product candidate in NDA preparation stage. The successful development of our product candidates is highly uncertain. Completion dates and completion costs can vary significantly for each product candidate and are difficult to predict. The lengthy process of seeking FDA approvals, and the subsequent compliance with applicable statutes and regulations, require the expenditure of substantial resources. Any failure by us to obtain, or delay in obtaining, regulatory approvals could materially adversely affect our business. We cannot assure you that we will obtain any approval required by the FDA on a timely basis, if at all.

        For additional discussion of the risks and uncertainties associated with completing development of potential product candidates, see "Factors Affecting Future Operating Results".

        Below is a summary of development of our product candidates that represent 10% or more of our direct project research and development spending for the three months ended March 31, 2005. The "Estimate of Completion of Phase" column contains forward-looking statements regarding expected timing of completion of product development phases. Completion of product development, if successful, culminates in the submission of an NDA to the FDA. The actual timing of completion of phases could differ materially from the estimates provided in the table. The table is sorted by highest to lowest spending amounts for the three months ended March 31, 2005, and the two product candidates listed accounted for approximately 69% of our direct project research and development spending for the three months ended March 31, 2005. No other product candidate accounted for more than 6% of our direct research and development spending for the three months ended March 31, 2005.

Product Candidate	Indication	Stage of Development	Estimate of Completion of Stage
XOPENEX HFA MDI	Respiratory—Asthma	*		*
Arformoterol	Respiratory—COPD	NDA Preparation	2005

*
The FDA issued an approval letter for XOPENEX HFA MDI on March 11, 2005. Contingent upon successful resolution of outstanding manufacturing issues and completion of process validation work, we are targeting commercial launch of the product around the end of 2005.

        Below is a summary of expenditure information related to our product candidates representing 10% or more of our direct project research and development spending during the three months ended March 31, 2005, as well as the costs incurred to date on these projects. The costs in this analysis include only direct costs and do not include certain indirect labor, overhead or other costs which benefit multiple projects. As a result, fully loaded research and development cost summaries by project are not presented.

(in thousands)	Project costs for the three months ended March 31, 2005	Project costs to date through March 31, 2005	Project costs for the three months ended March 31, 2004	Project costs to date through March 31, 2004
XOPENEX HFA MDI	$5,246	$137,943	$8,270	$119,033
Arformoterol	3,796	147,315	8,536	126,660

        Due to the length of time necessary to develop a product, the uncertainties related to the ability to obtain governmental approval for commercialization and the difficulty in estimating costs of projects, it is difficult to make accurate and meaningful estimates of the ultimate cost to bring our product candidates to FDA approved status. We do not believe it is possible to estimate, with any degree of accuracy, the costs of product candidates that are in stages earlier than Phase III. We estimate that the cost range to bring arformoterol from its current state to an NDA submission is $11,000,000 to $13,000,000 based on a targeted NDA submission during the second half of 2005, provided that no significant delays are imposed by internal resource constraints or unanticipated FDA requirements.

Selling, Marketing and Distribution

        Selling, marketing and distribution expenses were $93,172,000 and $84,434,000 for the three months ended March 31, 2005 and 2004, respectively, an increase of approximately 10%. Included in the three months ended March 31, 2004 is an accrual for $30,671,000, which represents the then-current value of the termination payments totaling $33,000,000 that we will make to the Ross Products Division of Abbott Laboratories, or Ross. The increase for the three months ended March 31, 2005 as compared with the same period in 2004 is primarily due to increases in salary, commission, travel and benefit costs as a result of having approximately 800 more sales representatives in the three months ended March 31, 2005 as compared to the same period in 2004 in anticipation of the commercial launch of LUNESTA, which took place in April 2005. Additionally, we incurred increased sales commission expense paid to internal sales representatives as a result of the 25% increase in XOPENEX UDV product sales for the three months ended March 31, 2005 as compared with the same period in 2004. Offsetting these increases was a decrease in sales commission expense paid to Ross for the co-promotion of XOPENEX UDV, since we terminated our co-promotion agreement with Ross effective December 31, 2004.

General and Administrative

        General and administrative costs were $8,481,000 and $7,034,000 for the three months ended March 31, 2005 and 2004, respectively, an increase of approximately 21%. The increase for the three months ended March 31, 2005 as compared with the same period in 2004 is primarily due to payroll and related expenses resulting from an increase in permanent and temporary employees and contracted service providers hired to support the commercialization of LUNESTA.

Other Income (Expense)

        Interest income was $5,248,000 and $1,255,000 for the three months ended March 31, 2005 and 2004, respectively. The increase for the three months ended March 31, 2005 as compared with the same period in 2004 is due primarily to higher average balances of cash and short- and long-term investments combined with an increase in the interest rates earned on investments in 2005.

        Interest expense was $5,842,000 and $6,124,000 for the three months ended March 31, 2005 and 2004, respectively. The decrease for the three months ended March 31, 2005 as compared with the same period in 2004 is due to lower outstanding average balances on our interest-bearing debt. The average outstanding balance on our interest-bearing debt for the first quarter of 2005 was $440,000,000 as compared to the average outstanding balance in the first quarter of 2004 of approximately $655,000,000.

        Loss on redemption of debt was $0 and $7,022,000 for the three months ended March 31, 2005 and 2004, respectively. The loss in the three months ended March 31, 2004 resulted from our redemption of the remaining outstanding $430,000,000 face value of our 5.75% convertible subordinated notes due 2006 for aggregate cash consideration of $430,000,000, excluding accrued interest. The loss represents the write-off of $7,022,000 of deferred financing costs related to the debentures.

        Equity in investee (losses) were ($168,000) and ($147,000) for the three months ended March 31, 2005 and 2004, respectively. The loss for the three-month periods ended March 31, 2005 and 2004 represents our portion of BioSphere losses.

Liquidity and Capital Resources

        Cash, cash equivalents and short- and long-term investments totaled $772,089,000 at March 31, 2005, compared to $833,912,000 at December 31, 2004.

        The net cash used in operating activities for the three months ended March 31, 2005 was $61,251,000. The net cash used in operating activities includes a net loss of $22,573,000 adjusted by non-cash charges of $4,424,000, which consists primarily of depreciation and amortization expense. Accounts receivable decreased by $6,657,000 due primarily to the decreased sales of XOPENEX UDV during March 2005 as compared to December 2004 due to customary seasonal fluctuations. Inventory increased by $2,862,000 due primarily to the capitalization of LUNESTA inventory in the first quarter of 2005. Accounts payable decreased by $1,098,000 primarily due to timing of vendor payments. Accrued expenses decreased by $40,394,000 primarily due to decreases in sales and marketing and research and development related accruals, which are the result of decreased spending in these areas in the first quarter of 2005 as compared to the fourth quarter of 2004. A significant component of our decreased spending in sales and marketing is the result of the termination of our co-promotion agreement with Ross effective December 31, 2004. This resulted in a decrease in accrued sales and marketing expenses of $19,537,000 at March 31, 2005 as compared to December 31, 2004. Other current liabilities decreased by $2,879,000 primarily due to a reduction in accruals for product revenue rebates related to XOPENEX UDV revenues.

        The net cash used in investing activities for the three months ended March 31, 2005 was $202,988,000. Cash used in net purchases of short- and long-term investments was $193,209,000. We made purchases of property and equipment of $2,636,000. We also used $7,143,000 to purchase 1,077,029 shares of ACADIA common stock in connection with our collaboration agreement with ACADIA.

        The net cash provided by financing activities for the three months ended March 31, 2005 was $3,611,000. We received proceeds of $4,074,000 from the issuance of common stock upon the exercise of stock options issued under our stock option plans. We also used $463,000 to repay capital lease obligations and long-term debt.

        We believe our existing cash and the anticipated cash flow from our current strategic alliances and operations will be sufficient to support existing operations through 2006. In the longer term, we expect to fund our operations with revenue generated from product sales. Our actual future cash requirements and our ability to generate revenue, however, will depend on many factors, including:

  •
  XOPENEX UDV and LUNESTA sales

  •
  successful manufacturing and commercialization of XOPENEX HFA MDI, for which we received an approval letter from the FDA on March 11, 2005;

  •
  approval of our late-stage product candidates;

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

        Based on our current operating plan, we believe that we will not be required to raise additional capital to fund the repayment of our outstanding convertible debt when due. If revenue generated from sales of XOPENEX UDV and LUNESTA do not meet expected levels, it is likely that we would be required to raise additional funds in order to repay our outstanding convertible debt and/or make cash payments upon conversion of the 0% notes due 2024. There can be no assurance that, if required, we would be able to raise the additional funds on favorable terms, if at all.

Off-Balance Sheet Arrangements

        We do not have any off-balance sheet arrangements, other than operating leases entered into in the ordinary course of business, or variable interest entities or activities that include non-exchange traded contracts accounted for at fair value.

Contractual Obligations

        Our contractual obligations disclosure in our annual report on Form 10-K for the year ended December 31, 2004 has not materially changed since we filed that report.

Factors Affecting Future Operating Results

        Certain of the information contained in this report, including information with respect to the safety, efficacy and potential benefits of our drugs under development, expectations with respect to the timing and success of development and commercialization of our products and product candidates, the timing and success of the submission, acceptance and approval of regulatory filings, the scope and duration of patent protection with respect to our products and product candidates and information with respect to the other plans and strategies for our business and the business of our subsidiaries and certain of our affiliates, consists of forward-looking statements. The forward-looking statements contained in this report represent our expectations as of the date of this report. Subsequent events will cause our expectations to change. However, while we may elect to update these forward-looking statements, we specifically disclaim any intention or obligation to do so. Important factors that could cause actual results to differ materially from the forward-looking statements include the following:

We have never been profitable and we may not be able to generate revenues sufficient to achieve profitability.

        We have not been profitable since inception, and it is possible that we will not achieve profitability. We incurred net losses on a consolidated basis of approximately $22.6 million for the three months ended March 31, 2005 and $295.7 million for the year ended December 31, 2004. We expect to continue to incur significant operating and capital expenditures. As a result, we will need to generate significant revenues to achieve and maintain profitability. We cannot assure you that we will achieve significant revenues or that we will ever achieve profitability. Even if we do achieve profitability, we cannot assure you that we will be able to sustain or increase profitability on a quarterly or annual basis in the future. If revenues grow more slowly than we anticipate or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial condition will be materially and adversely affected.

If we or our development partners fail to successfully develop our principal product candidates, we will be unable to commercialize the product candidates and our ability to become profitable will be adversely affected.

        Our ability to achieve profitability will depend in large part on successful development and commercialization of our principal products under development and successful commercialization of our existing products. If we fail to successfully commercialize any of our products or products under development, our business may be materially adversely affected. Before we commercialize any product candidate, we will need to successfully develop the product candidate by completing successful clinical trials, submit an NDA for the product candidate that is accepted by the FDA and receive FDA approval to market the candidate. If we fail to successfully develop a product candidate and/or the FDA delays or denies approval of any submitted NDA or any NDA that we submit in the future, then commercialization of our products under development may be delayed or terminated, which could have a material adverse effect on our business.

        A number of problems may arise during the development of our product candidates:

  •
  results of clinical trials may not be consistent with preclinical study results;

  •
  results from later phases of clinical trials may not be consistent with the results from earlier phases;

  •
  results from clinical trials may not demonstrate that the product candidate is safe and efficacious;

  •
  we may not receive regulatory approval for our product candidates;

  •
  we and/or our development partners may elect not to continue funding the development of our product candidates; and

  •
  funds may not be available for development of all of our product candidates.

        Our success significantly depends on our continued ability to develop and market new products. We cannot assure you that we will be able to develop and introduce new products in a timely manner or that new products, if developed, will be approved for the indications, and/or with the labeling, we expect or that they will achieve market acceptance. In addition, our growth is dependent on our continued ability to penetrate new markets where we have limited experience and competition is intense. We cannot assure you that the markets we serve will grow in the future, that our existing and new products will meet the requirements of these markets, that our products will achieve customer acceptance in these markets, that competitors will not force prices to an unacceptably low level or take market share from us, or that we can achieve or maintain profits in these markets.

If any third-party collaborator is not successful in development of our product candidates, we may not realize the potential commercial benefits of the arrangement and our results of operations could be adversely affected.

        We have entered into a collaboration agreement with 3M for the scale-up and manufacturing of XOPENEX HFA MDI and we may enter into additional collaboration agreements in the future. Under our agreement with 3M, 3M is responsible for manufacturing an MDI formulation of XOPENEX. On March 11, 2005, we received an approval letter from the FDA for our NDA for XOPENEX HFA MDI. If 3M, or any future development or commercialization collaborator, does not devote sufficient time and resources to its collaboration arrangement with us, breaches or terminates its agreement with us, fails to perform its obligation to us in a timely manner or is unsuccessful in its development and/or commercialization efforts, we may not realize the potential commercial benefits of the arrangement and our results of operations may be adversely affected. In addition, if regulatory approval or commercialization of any product candidate under development by or in collaboration with a partner is delayed or limited, we may not realize, or may be delayed in realizing, the potential commercial benefits of the arrangement.

We may be unable to commercialize products for which we receive an approval letter from the FDA upon receipt of such letter.

        Commercialization of a product for which we have received an approval letter from the FDA could be delayed for a number of reasons, some of which are outside of our control, including delays in delivery of the product due to importation regulations and/or problems with our distribution channels or delays in the issuance of approvals from, or the completion of required procedures by, agencies other than the FDA, such as the United States Drug Enforcement Administration. In addition, commercialization of FDA approved products may be delayed by our failure to timely finalize distribution or manufacturing arrangements, produce sufficient inventory and/or properly prepare our sales force. If we are unable to commercialize a product promptly after receipt of an approval letter, our business and financial position may be materially adversely affected due to reduced revenue from product sales during the period or periods that commercialization is delayed and the shortening of any lead time to market we may have had over our competitors. In addition, the exclusivity period, or the time during which the FDA will prevent generic pharmaceuticals from introducing a generic copy of the product, begins to run upon receipt of approval from the FDA and, therefore, to the extent we are unable to commercialize a product upon receipt of an approval letter, our long-term product sales and revenues could be adversely affected.

        On March 11, 2005, we received an approval letter from the FDA for our XOPENEX HFA MDI. We are working to resolve outstanding manufacturing issues and to complete process validation work. Contingent upon successful resolution of these issues, we are targeting commercial launch of the product around the end of 2005. However, we cannot be certain that we will be able to resolve these issues and we have not yet manufactured sufficient quantities of the product to begin commercial sales. If we are unable to resolve manufacturing issues or complete process validation, we will be unable to bring the product to market. Any delays in the commercialization of XOPENEX HFA MDI, or any other product for which we may receive an approval letter from the FDA in the future, may materially adversely affect our reputation, financial position and results of operations.

The royalties we receive under collaboration arrangements could be delayed, reduced or terminated if our collaboration partners terminate, or fail to perform their obligations under, their agreements with us, or if our collaboration partners are unsuccessful in their sales efforts.

        We have entered into collaboration arrangements pursuant to which we license patents to pharmaceutical companies and our revenues under these collaboration arrangements consist primarily of royalties on sales of products. Payments and royalties under these arrangements depend in large part on the commercialization efforts of our collaboration partners in countries where we hold patents, including sales efforts and the maintenance and protection of patents, which we cannot control. If any of our collaboration partners does not devote sufficient time and resources to its collaboration arrangement with us or focuses its efforts in countries where we do not hold patents, we may not realize the potential commercial benefits of the arrangement, our revenues under these arrangements may be less than anticipated and our results of operations may be adversely affected. If any of our collaboration partners was to breach or terminate its agreement with us or fail to perform its obligations to us in a timely manner, the royalties we receive under the collaboration agreement could decrease or cease. If we are unable or fail to perform, or breach in our performance of, our obligations under a collaboration agreement, the royalties and benefits to which we are otherwise entitled under the agreement could be reduced or extinguished. Any delay or termination of this type could have a material adverse effect on our financial condition and results of operations because we may lose technology rights and milestone or royalty payments from collaboration partners and/or revenue from product sales, if any, could be delayed, reduced or terminated.

The approval of the sale of certain medications without a prescription may adversely affect our business.

        In May 2001, an advisory panel to the FDA recommended that the FDA allow certain popular allergy medications to be sold without a prescription. In November 2002, the FDA approved CLARITIN®, an allergy medication, to be sold without a prescription. In the future, the FDA may also allow the sale of other allergy medications without a prescription. The sale of CLARITIN and/or, if allowed, the sale of other allergy medications without a prescription, may have a material adverse effect on our business because the market for prescription drugs, including ALLEGRA and CLARINEX, for which we receive royalties on sales, has been and may continue to be adversely affected. We expect revenues from royalties earned on both CLARINEX and ALLEGRA to decrease slightly in 2005 due to the continued adverse impact on sales of these prescription allergy drugs resulting from the availability of competitor allergy drugs without a prescription.

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

  •
  be successfully marketed.

Sales of XOPENEX UDV represent a majority of our revenues; if sales of XOPENEX UDV and LUNESTA do not continue to increase and we are unable to successfully commercialize other products, we may not have sufficient revenues to achieve our business plan and our business will not be successful.

        All of our revenues from product sales for the three months ended March 31, 2005 and the years ended December 31, 2004, 2003 and 2002 resulted from sales of XOPENEX UDV. Although, in April 2005 we commercially launched LUNESTA, we expect that sales of XOPENEX UDV will continue to represent a major portion at least over the next several quarters. In addition, we are introducing LUNESTA as a new product in a competitive market. We cannot be certain that LUNESTA will achieve commercial success. In addition, we do not have long-term sales contracts with our customers, and we rely on purchase orders for sales of XOPENEX UDV and LUNESTA. Reductions, delays or cancellations of orders for XOPENEX UDV or LUNESTA could adversely affect our operating results. If sales of XOPENEX UDV and LUNESTA do not continue to increase, we may not have sufficient revenues to achieve our business plan and our business will not be successful. On March 11, 2005, we received an approval letter from the FDA for XOPENEX HFA MDI. However, we do not expect to commercialize XOPENEX HFA MDI until around the end of 2005. If we are unable to commercialize XOPENEX HFA MDI successfully, our revenues from XOPENEX UDV and LUNESTA sales may not be sufficient for us to achieve our business plan and our business and financial position may be materially adversely affected.

        XOPENEX UDV competes primarily against generic albuterol in the asthma market. XOPENEX UDV is more expensive than generic albuterol. We must continue to demonstrate to physicians and other healthcare professionals that the benefits of XOPENEX UDV justify the higher price. If XOPENEX UDV does not continue to compete successfully against competitive products, our business will not be successful.

Our sales depend on payment and reimbursement from third-party payors, and a reduction in payment rate or reimbursement could result in decreased use or sales of our products.

        Sales of our products are dependent, in part, on the availability of reimbursement from third-party payors such as state and Federal governments, under programs such as Medicare and Medicaid in the U.S., and private insurance plans. There have been, there are, and we expect there will continue to be, a number of state and Federal proposals that could limit the amount that state or Federal governments will pay to reimburse the cost of pharmaceutical and biologic products. The Medicare Prescription Drug Improvement and Modernization Act of 2003, or the MMA, was signed into law in December 2003. We are not able to predict the full impact of the MMA and its regulatory requirements on our business. However, we believe that legislative or administrative acts that reduce reimbursement for our products could adversely impact our business. In addition, we believe that private insurers, such as managed care organizations, may adopt their own reimbursement reductions in response to legislation. Reduction in reimbursement for our products could have a material adverse effect on our results of operations. Also, we believe the increasing emphasis on managed care in the U.S. has and will continue to put pressure on the price and usage of our products, which may adversely impact product sales. Further, when a new drug product is approved, the availability of governmental and/or private reimbursement for that product is uncertain, as is the amount for which that product will be reimbursed. We cannot predict the availability or amount of reimbursement for our approved products or product candidates, including those at a late stage of development, and current reimbursement policies for marketed products may change at any time.

        The MMA also added a prescription drug benefit beginning in 2006 for all Medicare beneficiaries. We cannot be assured that our products will be included in the Medicare prescription drug benefit. Even if our products are included, the Federal government may acquire the ability to negotiate price and demand discounts from pharmaceutical and biotechnology companies that may implicitly create price controls on prescription drugs. On the other hand, the drug benefit may increase the volume of pharmaceutical drug purchases, offsetting at least in part these potential price discounts. In addition, Managed Care Organizations, or MCOs, Health Maintenance Organizations, or HMOs, Preferred Provider Organizations, or PPOs, institutions and other government agencies continue to seek price discounts. MCOs, HMOs and PPOs and private health plans will administer the Medicare drug benefit, leading to managed care and private health plans influencing prescription decisions for a larger segment of the population. In addition, certain states have proposed and certain other states have adopted various programs to control prices for their seniors' and low income drug programs, including price or patient reimbursement constraints, restrictions on access to certain products, importation from other countries, such as Canada, and bulk purchasing of drugs.

        If reimbursement for our marketed products changes adversely or if we fail to obtain adequate reimbursement for our other current or future products, health care providers may limit how much or under what circumstances they will prescribe or administer them, which could reduce the use of our products or cause us to reduce the price of our products.

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

        We have filed patent applications covering composition of, methods of making and methods of using our drugs and drug candidates. Our revenues under collaboration agreements with pharmaceutical companies depend in part on the existence and scope of issued patents. We may not be issued patents based on patent applications already filed or that we file in the future and if patents are issued, they may be insufficient in scope to cover the products licensed under these collaboration agreements. We do not receive royalty revenue from sales of products licensed under collaboration agreements in countries where we do not have a patent for such products. The issuance of a patent in one country does not ensure the issuance of a patent in any other country. Furthermore, the patent position of companies in the pharmaceutical industry generally involves complex legal and factual questions, and recently has been the subject of much litigation. Legal standards relating to the scope and validity of patent claims are evolving. Any patents we have obtained, or obtain in the future, may be challenged, invalidated or circumvented. Moreover, the United States Patent and Trademark Office may commence interference proceedings involving our patents or patent applications. Any challenge to, or invalidation or circumvention of, our patents or patent applications would be costly, would require significant time and attention of our management and could have a material adverse effect on our business.

        Should a generic drug company submit an Abbreviated New Drug Application to the FDA seeking approval of a generic version of XOPENEX UDV, we would expect to enforce patents against the generic drug company. However, the resulting patent litigation would involve complex legal and factual questions, and we may not be able to exclude a generic company, for the full term of our patents, from marketing a generic version of XOPENEX UDV. Introduction of a generic copy of XOPENEX UDV before the expiration of our patents could have a material adverse effect on our business.

If we face a claim of intellectual property infringement by a third party, then we could be liable for significant damages or be prevented from commercializing our products.

        Our success depends in part on our ability to operate without infringing upon the proprietary rights of others, including patent and trademark rights. Third parties, typically drug companies, hold patents or patent applications covering compositions, methods of making and uses, covering the composition of matter for some of the drug candidates for which we have patents or patent applications. Third parties also hold patents relating to drug delivery technology that may be necessary for the development or commercialization of some of our drug candidates. In each of these cases, unless we have or obtain a license agreement, we generally may not commercialize the drug candidates until these third-party patents expire or are declared invalid or unenforceable by the courts. Licenses may not be available to us on acceptable terms, if at all. In addition, it would be costly for us to contest the validity of a third-party patent or defend any claim that we infringe a third-party patent. Moreover, litigation involving third-party patents may not be resolved in our favor. Such contests and litigation would be costly, would require significant time and attention of our management, could prevent us from commercializing our products, could require us to pay significant damages and could have a material adverse effect on our business. If any of our trademarks, or our use of any of our trademarks on our products, is challenged, we may be forced to rename the affected product or product candidate, which could be costly and time consuming, and would result in the loss of any brand equity associated with the product name.

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

        If the FDA delays or denies approval of any NDA that we file in the future, then commercialization of the product subject to the NDA will be delayed or terminated, which could have a material adverse effect on our business.

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

        We have limited marketing and sales experience. If we successfully develop and obtain regulatory approval for the products we are developing, we may (1) market and sell them through our sales force, (2) license some of them to large pharmaceutical companies or (3) market and sell them through other arrangements, including co-promotion arrangements. We have established a sales force to market XOPENEX UDV, LUNESTA and XOPENEX HFA MDI. We have incurred significant expense in expanding our sales force and expect to incur additional expense as we further expand. With respect to products under development, we may incur significant costs in expanding our sales force before the products have been approved for marketing. For example, we expanded our sales force in 2004 in anticipation of the marketing and sale of LUNESTA. In addition, if we enter into co-promotion arrangements or market and sell additional products directly, we may need to significantly expand our sales force.

        Our ability to realize significant revenues from direct marketing and sales activities depends on our ability to attract and retain qualified personnel in the pharmaceutical industry and competition for these persons is intense. If we are unable to attract and retain qualified sales personnel, we will not be able to successfully expand our marketing and direct sales force on a timely or cost effective basis. We may also need to enter into additional co-promotion arrangements with third parties where our own direct sales force is neither well situated nor large enough to achieve maximum penetration in the market. We may not be successful in entering into any co-promotion arrangements, and the terms of any co-promotion arrangements may not be favorable to us.

If we do not maintain current Good Manufacturing Practices, then the FDA could refuse to approve marketing applications.

        We do not have the capability to manufacture in sufficient quantities all of the products that may be approved for sale, and developing and obtaining this capability will be time consuming and expensive. The FDA and other regulatory authorities require that our products be manufactured according to their Good Manufacturing Practices regulations. The failure by us, our collaborative development partners or third-party manufacturers to maintain current Good Manufacturing Practices compliance and/or our failure to scale up our manufacturing processes could lead to refusal by the FDA to approve marketing applications. Failure in either respect could also be the basis for action by the FDA to withdraw approvals previously granted, to recall products and for other regulatory action.

        On October 22, 2004, we commenced notifying drug wholesalers, hospitals and pharmacies of a manufacturer-initiated voluntary Class III recall of one component of our XOPENEX UDV product line, XOPENEX Inhalation Solution Concentrate (1.25mg/0.5mL), which we had introduced in August 2004. The recall, which affects only XOPENEX Concentrate and no other components of our XOPENEX UDV product line, was necessitated by packaging process validation issues relating to the automated process of placing the finished vials into a foil pouch. We have suspended manufacture and sale of XOPENEX Concentrate until the issues giving rise to the recall have been fully addressed. We do not expect to re-introduce XOPENEX Concentrate before the fourth quarter of 2005. If our manufacturer cannot remedy the Good Manufacturing Practices deficiencies giving rise to the recall of XOPENEX Concentrate, or if these or similar deficiencies are found to extend to other components or our XOPENEX UDV product line, our ability to supply product to the market may be limited or interrupted indefinitely, which would have a material adverse effect on our business.

        Failure to increase our manufacturing capabilities may mean that even if we develop promising new products, we may not be able to produce them. We currently operate a manufacturing plant, which is compliant with current Good Manufacturing Practices, that we believe can produce commercial quantities of the active pharmaceutical ingredient for XOPENEX UDV and LUNESTA and support the production of our product candidates in amounts needed for our clinical trials. However, we will not have the capability to manufacture in sufficient commercial quantities all of the products that may be approved for sale. Accordingly, we will be required to spend money to expand our current manufacturing facility, build an additional manufacturing facility or contract the production of these drugs to third-party manufacturers.

Our reliance on third-party manufacturers could adversely affect our ability to meet our customers' demands.

        Cardinal Health, Inc. is currently the sole finished goods manufacturer of our XOPENEX UDV Inhalation Solution, Patheon Inc. is the sole manufacturer of LUNESTA brand eszopiclone and 3M will be the sole manufacturer and supplier of XOPENEX HFA MDI. If Cardinal Health, Patheon or 3M experiences delays or difficulties in producing, packaging or delivering XOPENEX UDV, LUNESTA, or XOPENEX HFA MDI, as the case may be, we could be unable to meet our customers' demands for such products, which could lead to customer dissatisfaction and damage to our reputation. Furthermore, if we are required to change manufacturers, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines, including FDA guidelines. The delays associated with the verification of a new manufacturer for XOPENEX UDV, LUNESTA or XOPENEX HFA MDI could negatively affect our ability to produce such products in a timely manner or within budget.

        3M owns certain proprietary technology required to manufacture our XOPENEX HFA MDI. If 3M is unable or unwilling to fulfill its obligations to us under our agreement, we may be unable to manufacture XOPENEX HFA MDI on terms that are acceptable to us, if at all. Our other current contract manufacturers, as well as any future contract manufacturers, may also independently own technology related to the manufacture of our compounds. If so, we would be heavily dependent on such manufacturer and such manufacturer could require us to obtain a license in order to have another party manufacture our products.

If we or our collaboration partners fail to obtain an adequate level of reimbursement for our existing or future products or services by third-party payors, there may be no commercially viable markets for our products or services.

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

        In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the healthcare system. The potential effect on our business of these changes is not yet clear. Further regulatory and legislative proposals are likely. The recent changes, and the potential for adoption of the additional proposals, may affect our ability to raise capital, obtain additional collaboration partners and market our products. We expect to experience pricing pressure for our existing products and any future products for which marketing approval is obtained due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative proposals.

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

We will spend considerable time and money complying with Federal and state laws and regulations and, if we are unable to fully comply with such regulations, we could face substantial penalties.

        We are subject to extensive regulation by Federal and state governments. The laws that directly or indirectly affect our business include, but are not limited to, the following:

  •
  Federal Medicare and Medicaid Anti-Kickback laws, which prohibit persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce either the referral of an individual, or furnishing or arranging for a good or service, for which payment may be made under Federal healthcare programs such as the Medicare and Medicaid Programs;

  •
  other Medicare laws and regulations that establish the requirements for coverage and payment for our products, including the amount of such payments;

  •
  the Federal False Claims Act, which imposes civil and criminal liability on individuals and entities who submit, or cause to be submitted, false or fraudulent claims for payment to the government;

  •
  the Federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which prohibits executing a scheme to defraud any healthcare benefit program, including private payors and, further, requires us to comply with standards regarding the privacy and security of individually identifiable health information and conduct certain electronic transactions using standardized code sets;

  •
  the Federal False Statements Statute, which prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;

  •
  the Federal Food, Drug and Cosmetic Act, which regulates the manufacture, labeling, marketing, distribution and sale of prescription drugs and medical devices;

  •
  the Controlled Substances Act, which regulates the handling of controlled substances such as LUNESTA;

  •
  state and foreign law equivalents of the foregoing;

  •
  state food and drug laws, pharmacy acts and state pharmacy board regulations, which govern the sale, distribution, use, administration and prescribing of prescription drugs; and

  •
  state laws that prohibit the practice of medicine by non-physicians and fee-splitting arrangements between physicians and non-physicians, as well as state law equivalents to the Federal Medicare and Medicaid Anti-Kickback Laws, which may not be limited to government reimbursed items or services.

        If our past or present operations are found to be in violation of any of the laws described above or the other governmental regulations to which we or our customers are subject, we may be subject to the applicable penalty associated with the violation, including civil and criminal penalties, damages, fines, exclusion from the Medicare and Medicaid programs and the curtailment or restructuring of our operations. Similarly, if our customers are found non-compliant with applicable laws, they may be subject to sanctions, which could also have a negative impact on us. In addition, if we are required to obtain permits or licenses under these laws that we do not already possess, we may become subject to substantial additional regulation or incur significant expense. Any penalties, damages, fines, curtailment or restructuring of our operations would adversely affect our ability to operate our business and our financial results. The risk of our being found in violation of these laws is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations, and additional legal or regulatory change. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses, divert our management's attention from the operation of our business and damage our reputation.

If our Medicaid rebate program practices are investigated, the costs could be substantial and could divert the attention of management.

        We are a participant in the Medicaid rebate program established by the Omnibus Budget Reconciliation Act of 1990, and under amendments of that law that became effective in 1993. Under the Medicaid rebate program, we pay a rebate for each unit of our product reimbursed by Medicaid, and the amount of the rebate for each product is set by law. We are also required to pay certain statutorily defined rebates on Medicaid purchases for reimbursement on prescription drugs under state Medicaid plans. Both the federal government and state governments have initiated investigations into the rebate practices of many pharmaceutical companies to ensure compliance with these rebate programs. Any investigation of our rebate practices could be costly, could divert the attention of our management and could damage our reputation.

We have significant long-term debt and we may not be able to make interest or principal payments when due.

        As of March 31, 2005, our total long-term debt excluding the current portion was approximately $1.2 billion and our stockholders' equity (deficit) was ($351.2) million. None of the 5% debentures due 2007, the 0% Series A notes due 2008, the 0% Series B notes due 2010 nor the 0% notes due 2024 restricts our ability or our subsidiaries' ability to incur additional indebtedness, including debt that ranks senior to the notes. The 0% notes due 2024 are senior to the Series A notes due 2008 and Series B notes due 2010, which are senior to the 5% debentures due 2007. Additional indebtedness that we incur may in certain circumstances rank senior to or on parity with the notes. Our ability to satisfy our obligations will depend upon our future performance, which is subject to many factors, including factors beyond our control. The conversion prices for the 5% debentures due 2007, 0% Series A notes due 2008 and 0% Series B notes due 2010 are $92.38, $31.89 and $29.84, respectively. On May 2, 2005, the closing sale price of our common stock was $59.73. If the market price for our common stock does not exceed the conversion price, the holders of our outstanding convertible debt may not convert their securities into common stock. Our 0% notes due 2024 are convertible into cash and, if applicable, shares of our common stock at a conversion price of approximately $67.20, at the option of the holders under certain circumstances. We may not be able to make the required cash payments upon conversion of the 0% notes due 2024.

        Historically, we have had negative cash flow from operations. For the three months ended March 31, 2005, net cash used in operating activities was approximately $61.3 million. Our annual debt service through 2006, assuming no additional interest-bearing debt is incurred and no additional 5% debentures due 2007 are converted, redeemed, repurchased or exchanged, is approximately $22.0 million. Unless we are able to generate sufficient operating cash flow to service our outstanding debt, we will be required to raise additional funds or default on our obligations under the debentures and notes. If revenue generated from sales of XOPENEX UDV and LUNESTA do not meet expected levels, it is likely that we would be required to raise additional funds in order to repay our outstanding convertible debt and/or make cash payments upon conversion of the 0% notes due 2024. There can be no assurance that, if required, we would be able to raise the additional funds on favorable terms, if at all.

Our exchanges of debt into shares of common stock would result in additional dilution.

        As of March 31, 2005, we had approximately $1.2 billion of outstanding convertible debt. In order to reduce future cash interest payments, as well as future payments due at maturity, we may, from time to time, depending on market conditions, repurchase additional outstanding convertible debt for cash; exchange debt for shares of our common stock, warrants, preferred stock, debt or other consideration; or a combination of any of the foregoing. If we exchange shares of our capital stock, or securities convertible into or exercisable for our capital stock, for outstanding convertible debt or use the proceeds from the issuance of convertible debt to fund the redemption of outstanding convertible debt with a higher conversion ratio, the number of shares that we might issue as a result of such exchanges would significantly exceed the number of shares originally issuable upon conversion of such debt and, accordingly, such exchanges would result in material dilution to holders of our common stock. We cannot assure you that we will repurchase or exchange any additional outstanding convertible debt.

If the estimates we make, or the assumptions on which we rely, in preparing our financial statements prove inaccurate, our actual results may vary from these reflected in our projections and accruals.

        Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses, the amounts of charges accrued by us and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. We cannot assure you, however, that our estimates, or the assumptions underlying them, will be correct. For example, our royalty revenue is recognized based upon our estimates of our collaboration partners' sales during the period and, if these sales estimates are greater than the actual sales that occur during the period, our net income would be reduced. This, in turn, could adversely affect our stock price.

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

        XOPENEX UDV and generic albuterol account for the majority of beta-agonist inhalation solution prescriptions. Albuterol has existed for many years, is well established and sells at prices substantially less than XOPENEX UDV. To continue to be successful in the marketing of XOPENEX UDV, we must continue to demonstrate that the efficacy and safety features of the drug outweigh its higher cost. In the sleep disorder market, we face intense competition from established products, such as AMBIEN® and SONATA®. There are also other potentially competitive therapies that are in late-stage clinical development for the treatment of insomnia.

Several class action lawsuits have been filed against us which may result in litigation that is costly to defend and the outcome of which is uncertain and may harm our business.

        We and several of our current and former officers and a current director are named as defendants in several class action complaints which have been filed on behalf of certain persons who purchased our common stock and/or debt securities during different time periods, beginning on various dates, the earliest being May 17, 1999, and all ending on March 6, 2002. These complaints allege violations of the Exchange Act and the rules and regulations promulgated thereunder by the SEC. Primarily they allege that the defendants made certain materially false and misleading statements relating to the testing, safety and likelihood of FDA approval of tecastemizole. On April 11, 2003, two consolidated amended complaints were filed, one on behalf of the purchasers of our common stock and the other on behalf the purchasers of our debt securities. These consolidated amended complaints reiterate the allegations contained in the previously filed complaints and define the alleged class periods as May 17, 1999 through March 6, 2002. We filed a motion to dismiss both consolidated amended complaints on May 27, 2003. On March 11, 2004, the court, while granting in part the motion to dismiss, did allow much of the case to proceed. The parties are currently engaged in discovery.

        We can provide no assurance as to the outcome of these lawsuits. Any conclusion of these matters in a manner adverse to us would have a material adverse effect on our financial condition and business. In addition, the costs to us of defending any litigation or other proceeding, even if resolved in our favor, could be substantial. Such litigation could also substantially divert the attention of our management and our resources in general. Uncertainties resulting from the initiation and continuation of any litigation or other proceedings could harm our ability to compete in the marketplace.

Fluctuations in the demand for products, the success and timing of collaboration arrangements and regulatory approval, any termination of development efforts, expenses and the results of operations of our subsidiaries will cause fluctuations in our quarterly operating results, which could cause volatility in our stock price.

        Our quarterly operating results are likely to fluctuate significantly, which could cause our stock price to be volatile. These fluctuations will depend on many factors, including:

  •
  timing of product sales and market penetration;

  •
  timing of operating expenses, including selling and marketing expenses and the costs of expanding and maintaining a direct sales force;

  •
  success and timing of regulatory filings and approvals for products developed by us or our collaboration partners or for collaborative agreements;

  •
  timing of product launch;

  •
  results of clinical trials with respect to products under development;

  •
  success and timing of collaboration agreements for development of our pharmaceutical candidates and development costs for those pharmaceuticals;

  •
  timing of receipt of upfront, milestone or royalty payments under collaboration agreements;

  •
  termination of development efforts of any product under development or any collaboration agreement; and

  •
  timing of expenses we may incur with respect to any license or acquisitions of products or technologies.

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

        The market price of our common stock, like that of the common stock of many other pharmaceutical and biotechnology companies, may be highly volatile. In addition, the stock market has experienced extreme price and volume fluctuations. This volatility has significantly affected the market prices of securities of many pharmaceutical and biotechnology companies for reasons frequently unrelated to or disproportionate to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock. Prices for our common stock will be determined in the market place and may be influenced by many factors, including variations in our financial results and investors' perceptions of us, and changes in recommendations by securities analysts as well as their perceptions of general economic, industry and market conditions.

Our diluted earnings per share may decrease in the future because we are now required to include the shares issuable upon conversion of our 0% notes due 2024 in our diluted earnings per share calculation.

        Because of our adoption of a recent accounting pronouncement, we are required to include in our diluted earnings per share calculation shares that are contingently issuable upon conversion of a debt instrument, regardless of whether or not the contingency for issuance has been met. This recent accounting pronouncement superseded a prior pronouncement that allowed such contingently issuable shares to be excluded from the diluted earnings per share calculation. Our 0% notes due 2024, unlike our other series of convertible debt, are convertible into common stock only if certain conditions are met and, therefore, we had not previously included the shares issuable upon conversion of such notes in our diluted earnings per share calculation. The inclusion of such contingently convertible shares in our diluted earnings per share calculation has had no effect on our current or prior period diluted earnings per share. However, the inclusion of shares contingently issuable upon conversion of our 0% notes due 2024, may reduce our diluted earnings per share in future periods.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

        We are exposed to market risk from changes in interest rates and equity prices, which could affect our future results of operations and financial condition. These risks are described in our annual report on Form 10-K for the year ended December 31, 2004. As of May 6, 2005, there have been no material changes to the market risks described in our annual report on Form 10-K for the year ended December 31, 2004. Additionally, we do not anticipate any near-term changes in the nature of our market risk exposures or in our management's objectives and strategies with respect to managing such exposures.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2005. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2005, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

        There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        We and several of our current and former officers and a current director are named as defendants in several class action complaints which have been filed on behalf of certain persons who purchased our common stock and/or debt securities during different time periods, beginning on various dates, the earliest being May 17, 1999, and all ending on March 6, 2002. These complaints allege violations of the Exchange Act and the rules and regulations promulgated thereunder by the Securities and Exchange Commission. Primarily they allege that the defendants made certain materially false and misleading statements relating to the testing, safety and likelihood of FDA approval of tecastemizole. On April 11, 2003, two consolidated amended complaints were filed, one on behalf of the purchasers of our common stock and the other on behalf of the purchasers of our debt securities. These consolidated amended complaints reiterate the allegations contained in the previously filed complaints and define the alleged class periods as May 17, 1999 through March 6, 2002. We filed a motion to dismiss both consolidated amended complaints on May 27, 2003. On March 11, 2004, the court, while granting in part the motion to dismiss, did allow much of the case to proceed. The parties are currently engaged in discovery. We are unable to reasonably estimate any possible range of loss related to the lawsuits due to their uncertain resolution. However, any conclusion of these matters in a manner adverse to us would have a material adverse effect on our financial condition and business.

ITEMS 2–5. NONE

ITEM 6. EXHIBITS

10.1 (1)	License, Option and Collaboration Agreement, dated as of January 10, 2005, by and between ACADIA Pharmaceuticals, Inc. and the Registrant.
10.2 (1)	Common Stock Purchase Agreement, dated January 10, 2005, by and between ACADIA Pharmaceuticals, Inc. and the Registrant.
10.3 (2)	Summary of the Registrant's 2004 Bonus Plan.
10.4 (2)	Summary of the Registrant's 2005 Bonus Plan.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)
Incorporated by reference from the ACADIA Pharmaceuticals, Inc. Current Report on Form 8-K filed on January 14, 2005 (File No. 000-50768).

(2)
Incorporated by reference from the Registrant's Current Report on Form 8-K filed on February 24, 2005 (File No. 000-19410).

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sepracor Inc.
Date: May 10, 2005	By:	/s/ TIMOTHY J. BARBERICH Timothy J. Barberich Chairman and Chief Executive Officer (Principal Executive Officer)
Date: May 10, 2005	By:	/s/ ROBERT F. SCUMACI Robert F. Scumaci Executive Vice President, Finance and Administration, and Treasurer (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description
10.1 (1)	License, Option and Collaboration Agreement, dated as of January 10, 2005, by and between ACADIA Pharmaceuticals, Inc. and the Registrant.
10.2 (1)	Common Stock Purchase Agreement, dated January 10, 2005, by and between ACADIA Pharmaceuticals, Inc. and the Registrant.
10.3 (2)	Summary of the Registrant's 2004 Bonus Plan.
10.4 (2)	Summary of the Registrant's 2005 Bonus Plan.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)
Incorporated by reference from the ACADIA Pharmaceuticals, Inc. Current Report on Form 8-K filed on January 14, 2005 (File No. 000-50768).

(2)
Incorporated by reference from the Registrant's Current Report on Form 8-K filed on February 24, 2005 (File No. 000-19410).