Form 10-Q
period 2005-06-30
SEPRACOR INC /DE/
filed 2005-08-09
CIK 877357

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

or

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 0-19410

Sepracor Inc.

(Exact name of registrant as specified in its charter)

Delaware	22-2536587
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)
84 Waterford Drive Marlborough, Massachusetts	01752
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (508) 481-6700

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

The number of shares outstanding of the registrant’s class of Common Stock as of July 29, 2005 was: 105,367,989 shares.

SEPRACOR INC.
INDEX

SEPRACOR INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In Thousands)

	June 30, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$209,447	$435,905
Short-term investments	565,388	303,303
Accounts receivable, net	111,220	68,914
Inventories	18,969	13,086
Other assets	23,328	18,722
Total current assets	928,352	839,930
Long-term investments	145,532	94,704
Property and equipment, net	70,966	70,860
Investment in affiliate	5,067	5,535
Patents and deferred financing costs, net	24,571	27,035
Other assets	356	1,054
Total assets	$1,174,844	$1,039,118
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$6,337	$5,772
Accrued expenses	108,052	126,701
Current portion of notes payable and capital lease obligation	1,926	1,926
Other current liabilities	94,655	69,711
Total current liabilities	210,970	204,110
Notes payable and capital lease obligation	1,512	2,529
Other long-term liabilities	2,830	2,774
Convertible subordinated debt	1,160,820	1,160,820
Total liabilities	1,376,132	1,370,233
Stockholders’ equity (deficit):
Preferred stock, $1.00 par value, 1,000 shares authorized; none outstanding at June 30, 2005 and December 31, 2004	—	—
Common stock, $.10 par value, 240,000 and 240,000 shares authorized; 107,254 and 105,309 shares issued, 105,320 and 103,376 shares outstanding, at June 30, 2005 and December 31, 2004, respectively	10,725	10,531
Treasury stock, at cost (1,934 and 1,933 shares at June 30, 2005 and December 31, 2004, respectively)	(100,400)	(100,321)
Additional paid-in capital	1,521,772	1,370,372
Accumulated deficit	(1,655,458)	(1,625,486)
Accumulated other comprehensive income	22,073	13,789
Total stockholders’ equity (deficit)	(201,288)	(331,115)
Total liabilities and stockholders’ equity (deficit)	$1,174,844	$1,039,118

The accompanying notes are an integral part of the condensed consolidated financial statements

SEPRACOR INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Revenues:
Product sales	$166,743	$57,450	$273,391	$142,506
Royalties and other	18,321	12,517	30,718	26,939
Total revenues	185,064	69,967	304,109	169,445
Costs and expenses:
Cost of product sold	14,453	6,821	24,490	15,681
Cost of royalties and other	202	109	405	349
Research and development	37,132	45,077	65,701	82,373
Selling, marketing and distribution	130,148	86,355	223,320	170,789
General and administrative	9,848	7,899	18,329	14,933
Total costs and expenses	191,783	146,261	332,245	284,125
Loss from operations	(6,719)	(76,294)	(28,136)	(114,680)
Other income (expense):
Interest income	5,422	1,424	10,670	2,679
Interest expense	(5,839)	(5,830)	(11,681)	(11,954)
Loss on redemption of debt	—	—	—	(7,022)
Equity in investee (losses)	(300)	(358)	(468)	(505)
Other income (expense), net	36	(71)	(357)	(88)
Net loss	$(7,400)	$(81,129)	$(29,972)	$(131,570)
Basic and diluted net loss per common share	$(0.07)	$(0.93)	$(0.29)	$(1.53)
Shares used in computing basic and diluted net loss per common share:
Basic and diluted	104,686	86,797	104,118	86,006

The accompanying notes are an integral part of the condensed consolidated financial statements

SEPRACOR INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Six Months Ended
	June 30, 2005	June 30, 2004
Cash flows from operating activities:
Net loss	$(29,972)	$(131,570)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,280	8,961
Equity in investee losses	468	505
Loss on patent impairment	—	374
Loss on redemption of debt	—	7,022
Loss on asset disposal	377	—
Changes in operating assets and liabilities:
Accounts receivable	(42,306)	5,689
Inventories	(6,066)	(9,030)
Other current assets	(4,610)	(618)
Accounts payable	533	5,919
Accrued expenses	(18,610)	(13,393)
Other current liabilities	25,001	3,316
Other liabilities	—	30,768
Net cash used in operating activities	(66,905)	(92,057)
Cash flows from investing activities:
Purchases of short and long-term investments	(624,443)	(192,410)
Sales and maturities of short and long-term investments	327,155	106,291
Additions to property and equipment	(6,431)	(5,415)
Investment in ACADIA	(7,143)	—
Change in other assets	697	53
Net cash used in investing activities	(310,165)	(91,481)
Cash flows from financing activities:
Redemption of convertible subordinated notes	—	(433,709)
Net proceeds from issuance of common stock	27,718	34,198
Proceeds from sale of convertible subordinated debt	—	150,000
Costs associated with sale of convertible subordinated debt	—	(4,125)
Settlement of call spread options	123,798	50,006
Repayments of long-term debt and capital leases	(930)	(356)
Net cash provided by (used in) financing activities	150,586	(203,986)
Effect of exchange rate changes on cash and cash equivalents	26	162
Net decrease in cash and cash equivalents	(226,458)	(387,362)
Cash and cash equivalents at beginning of period	$435,905	$705,802
Cash and cash equivalents at end of period	$209,447	$318,440
Non cash activities:
Additions to capital leases	—	$4,707

The accompanying notes are an integral part of the condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.   Basis of Presentation

The accompanying condensed consolidated interim financial statements are unaudited and have been prepared on a basis substantially consistent with the audited financial statements. Certain information and footnote disclosures normally included in our annual financial statements have been condensed or omitted. The year-end consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The consolidated interim financial statements, in the opinion of our management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for the interim periods ended June 30, 2005 and 2004.

The condensed consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries, including Sepracor Canada Limited. We also have an investment in BioSphere Medical, Inc., or BioSphere, which we record under the equity method.

The consolidated results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year. These condensed consolidated interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2004, which are contained in our annual report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission, or SEC.

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

2.   Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 151, “Inventory Costs—an amendment of ARB No. 43, Chapter 4,” or SFAS No. 151, in an effort to conform U.S. accounting standards for inventories to International Accounting Standards. SFAS No. 151 requires idle facility expenses, freight, handling costs and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the relevant production facilities. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect the adoption of SFAS No. 151 to have a material impact on our financial condition or our results of operations.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”, which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, or APB 25. SFAS No. 123(R) requires compensation costs relating to share-based payment transactions be recognized in financial statements, as well as more extensive disclosures concerning stock options than required under current guidance. The new rule applies to option grants made after adoption as well as options that are not vested at the date of adoption. The pro forma disclosure previously permitted under SFAS No. 123 will no longer be an acceptable alternative to recognition of expenses in the financial statements. The SEC recently approved a rule delaying the implementations of SFAS No. 123(R) until the first annual reporting period that begins after June 15, 2005. We currently measure compensation costs related to share-based payments under APB 25, as allowed by SFAS No. 123, and provide disclosure in notes to financial statements as required by SFAS No. 123. We are required to adopt SFAS No. 123(R) starting in the first fiscal quarter of 2006. We expect the adoption of SFAS No. 123(R) to have a material adverse impact on our results of operations and net income per share. We are currently in the process of evaluating the extent of such impact. We do not anticipate adopting SFAS No. 123(R) early and are currently evaluating whether we will implement SFAS No. 123(R) prospectively or whether we will restate prior periods.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29.” The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The amendment also eliminates the narrow exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not expect the adoption of SFAS No. 153 to have a material impact on our financial condition or our results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This statement changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. APB No. 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This statement requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS 154 are effective for fiscal years beginning after December 15, 2005. We do not expect this statement to have a material impact on our financial condition or our results of operations.

3.   Basic and Diluted Net Loss Per Common Share

Basic earnings (loss) per share, or EPS, excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS is based upon the weighted average number of common shares outstanding during the period plus the additional weighted average common equivalent shares during the period. Common equivalent shares are not included in the per share calculation when the effect of their inclusion would be anti-dilutive. Common equivalent shares result from the assumed conversion of preferred stock, convertible subordinated debt and the assumed exercise of outstanding stock options, the proceeds of which are then assumed to have been used to repurchase outstanding stock options using the treasury stock method. Purchased call options are also not included in the per share calculations because including them would be anti-dilutive.

For the three and six months ended June 30, 2005 and 2004, basic and diluted net loss per common share is computed based on the weighted-average number of common shares outstanding during the period because the effect of common stock equivalents would be anti-dilutive. Certain securities were not included in the computation of diluted earnings per share for the three and six months ended June 30, 2005 and 2004 because they would have an anti-dilutive effect due to net losses for such periods. These excluded securities include the following:

a.                 Options to purchase shares of common stock:

	June 30, 2005	June 30, 2004
	(in thousands, except price per share data)
Number of options	11,625	12,189
Price range per share	$5.75 to $87.50	$2.63 to $87.50

b.                Shares of common stock reserved for issuance upon conversion of convertible subordinated debt:

	June 30, 2005	June 30, 2004
	(in thousands)
5% convertible subordinated debentures due 2007	4,763	4,763
0% Series A convertible senior subordinated notes due 2008	2,283	7,839
0% Series B convertible senior subordinated notes due 2010	4,961	16,756
Total	12,007	29,358

We have issued 0% convertible subordinated notes due 2024, which were not convertible as of June 30, 2005 or at any time during the three or six months ended June 30, 2005. Once these notes become convertible, shares of common stock will be reserved under the conversion formula for issuance upon conversion if and when our common stock price exceeds $67.20 per share on the Nasdaq National Market. Prior to such occurrence, the notes are only convertible into cash.

4.   Accounting for Stock-Based Compensation

We have elected to follow APB 25, “Accounting for Stock Issued to Employees”, and related interpretations, in accounting for our stock-based compensation plans, rather than the alternative fair value accounting method provided for under SFAS No. 123, “Accounting for Stock-Based Compensation”. Under APB 25, when the exercise price of options granted under these plans equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
	(in thousands, except per share data)
Net loss attributable to common stockholders	$(7,400)	$(81,129)	$(29,972)	$(131,570)
Total stock-based employee compensation expense determined under fair value based method for all awards	(12,279)	(11,757)	(24,132)	(22,795)
Pro forma net loss	$(19,679)	$(92,886)	$(54,104)	$(154,365)
Net loss per common share:
Basic and diluted—as reported	$(0.07)	$(0.93)	$(0.29)	$(1.53)
Basic and diluted—pro forma	$(0.19)	$(1.07)	$(0.52)	$(1.79)

5.   Inventories

Inventories consist of the following:

	June 30, 2005	December 31, 2004
	(in thousands)
Raw materials	$7,568	$3,905
Work in progress	618	292
Finished goods	10,783	8,889
Total	$18,969	$13,086

We expense costs relating to inventory until such time as we receive an approval letter from the United States Food and Drug Administration, or FDA, for a new product, and then we begin to capitalize the inventory costs for subsequent purchases or production relating to that product. As a result of this policy, we capitalized $1,394,000 of XOPENEX HFA™ MDI raw material inventory purchased and produced during the second quarter of 2005.

6.   Patents and Deferred Financing Costs

The following schedule details the carrying value of our patents and deferred financing costs:

	June 30, 2005	December 31, 2004
	(in thousands)
Deferred finance costs, gross	$34,440	$34,440
Accumulated amortization	(13,006)	(11,200)
Deferred finance costs, net	$21,434	$23,240
Patents, gross	$5,807	$6,439
Accumulated amortization	(2,670)	(2,644)
Patents, net	$3,137	$3,795

The following schedule details our amortization expense related to patents and deferred financing costs:

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
	(in thousands)
Amortization of deferred finance costs	$903	$1,326	$1,806	$2,706
Amortization of patents	137	174	290	348
Total	$1,040	$1,500	$2,096	$3,054

We currently estimate that our amortization expense will be $2,078,000, $4,201,000, $2,564,000, $2,208,000 and $1,807,000 for the remainder of 2005 and for the years ending December 31, 2006, 2007, 2008 and 2009, respectively.

7.   Convertible Subordinated Debt

Convertible subordinated debt consists of the following:

	June 30, 2005	December 31, 2004
	(in thousands)
5% convertible subordinated debentures due 2007	$440,000	$440,000
0% Series A convertible senior subordinated notes due 2008	72,800	72,800
0% Series B convertible senior subordinated notes due 2010	148,020	148,020
0% convertible senior subordinated notes due 2024	500,000	500,000
Total	$1,160,820	$1,160,820

8.   Equity

In December 2003, we used approximately $94,820,000 of the proceeds from the issuance of 0% Series A convertible senior subordinated notes due 2008 and 0% Series B convertible senior subordinated notes due 2010 to purchase call spread options on our common stock. The first series of settled options expired at various dates beginning on May 12, 2004 and ending on June 9, 2004, the second series of options expired at various dates beginning on November 11, 2004 and ending on December 9, 2004, and the third series of options expired at various dates beginning on May 12, 2005 and ending on June 9, 2005. We received proceeds on these series of settled options of $50,006,000, $74,327,000 and $123,798,000, respectively, which were recorded as an increase to additional paid-in capital. Our remaining outstanding call spread options expire at various dates beginning November 11, 2005 and ending on December 9, 2005, and we have the option to settle them in either net shares or in cash. We currently expect to settle these call spread options for cash, although the amount we receive upon settlement, if any, will vary based on the price of our common stock on the option expiration dates. Proceeds from a cash settlement of these options are calculated based on the difference between our stock price and the option price if our stock price is below the cap price or the difference between the cap price and the option price if our stock price exceeds the cap price. Any cash received in settlement of the remaining call spread options will be recorded as additional paid-in capital.

The following table sets forth the potential proceeds from our remaining call spread options if settled in cash using the closing price of our common stock on July 29, 2005 of $52.35:

Expiration period	Number of Options	Option Price	Cap Price	Proceeds
November 11, 2005 through December 9, 2005	4,919,496	$29.84	$65.00	$110,738,000

9.   Comprehensive Income (Loss)

Total comprehensive income (loss) consists of net loss, net foreign currency translation adjustments and net unrealized gain (loss) on available-for-sale securities.

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
	(in thousands)
Comprehensive income (loss):
Net loss	$(7,400)	$(81,129)	$(29,972)	$(131,570)
Net foreign currency translation adjustment	(186)	5	(268)	825
Net unrealized gain (loss) on available-for-sale securities	10,037	(7,182)	8,552	(3,413)
Total comprehensive income (loss)	$2,451	$(88,306)	$(21,688)	$(134,158)

10.   Commitments and Contingencies

We enter into standard indemnification agreements in our ordinary course of business, under which we indemnify and hold harmless certain parties, including customers such as wholesalers, against claims, liabilities and losses brought by third parties to the extent that the claims arise out of (1) injury or death to person or property caused by defects in our products, (2) negligence in the manufacture or distribution of the products or (3) a material breach by us. We have no liabilities recorded for these guarantees at June 30, 2005 and, if liabilities were incurred, we have insurance policies covering product liabilities, which would mitigate any losses.

We have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we believe the fair value of these indemnification agreements is minimal.

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

11.   Investments

On January 10, 2005, we entered into a license, option and collaboration agreement, or collaboration, with ACADIA Pharmaceuticals Inc., or ACADIA, for the development of new drug candidates targeted toward the treatment of central nervous system disorders. The collaboration has been established to investigate potential clinical candidates resulting from screening ACADIA’s medicinal chemistry compound library against a broad array of selective muscarinic receptors, which are receptors that respond to acetylcholine, a neurotransmitter in the central nervous system. The collaboration includes ACADIA’s m1 agonist program, which is designed to target neuropsychiatric/neurologic conditions and neuropathic pain. We have agreed to collaborate with each other to research and develop certain compounds that interact with these muscarinic receptors. We are permitted to develop and commercialize these compounds in any field outside of the prevention or treatment of ocular disease. The agreement also includes an option to select a preclinical program from ACADIA’s 5-HT2a program for use in combination with LUNESTA. 5-HT2a antagonists have been shown in clinical studies to affect sleep architecture in humans. We will have exclusive worldwide rights to develop and commercialize compounds developed under our collaboration with ACADIA.

During the three-year research term of the ACADIA collaboration agreement, we will provide ACADIA with $2,000,000 of research funding each year, which will be recorded as research and development expense. In addition, we have agreed to make milestone payments to ACADIA upon the achievement by ACADIA of specified development and regulatory milestones for each product developed under the collaboration, including any product to be used in combination with LUNESTA that is developed under the collaboration. We have also agreed to pay royalties to ACADIA on net worldwide sales of products developed under the collaboration.

In connection with the ACADIA collaboration, we purchased 1,077,029 shares of ACADIA common stock for an aggregate purchase price of $10,000,000 based on a per share price of approximately $9.2848, which represents a 40 percent premium to the average closing price for the 30 trading days prior to the signing of the agreement. We recorded the premium amount of $2,857,000 as research and development expense and the remaining amount of $7,143,000 as an investment in ACADIA, which we have classified as an available-for-sale security. We will adjust this investment to its fair value at each reporting date with unrealized gains and losses recorded as a component of accumulated other comprehensive income (loss). Subject to certain conditions, we also agreed to purchase up to an additional $10,000,000 of ACADIA common stock at a 25 percent premium to the trailing 30-day average closing price per share as of the one-year anniversary of the signing of the agreement.

On June 15, 2005, Vicuron Pharmaceuticals, Inc. entered into an agreement and plan of merger, or agreement, with Pfizer, Inc. Under the agreement, Pfizer agreed to purchase all outstanding shares of Vicuron for a purchase price of $29.10 per share in cash. We own 687,766 shares of Vicuron common stock which we carry at fair market value. As of June 30, 2005, the fair market value of our investment in Vicuron is approximately $19,189,000 which is included in short-term investments on the consolidated balance sheet. The merger is subject to certain closing conditions. Upon the closing of the merger, we will receive approximately $20,014,000 in cash from Pfizer, of which, approximately $18,345,000 will be recorded as a gain on sale of investment and will be included in other income on the consolidated statements of operations.

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains, in addition to historical information, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. These forward-looking statements involve risks and uncertainties and are not guarantees of future performance. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and variations of these words and similar expressions are intended to identify forward-looking statements. Our actual results could differ significantly from the results we discuss in these forward-looking statements. These forward-looking statements represent our expectations as of the date of this report. Subsequent events will cause our expectations to change. However, while we may elect to update these forward-looking statements, we specifically disclaim any obligation to do so. See the section entitled “Factors Affecting Future Operating Results” below for a discussion of important factors that could cause our actual results to differ materially from the results we discuss in our forward-looking statements.

Executive Overview

We are a research-based pharmaceutical company focused on the discovery, development and commercialization of differentiated products that address large and growing markets and unmet medical needs, and can be marketed to primary care physicians through our sales force.

We currently manufacture and sell two products: XOPENEX® (levalbuterol HCl) Unit Dose Vial, or UDV, Inhalation Solution, a short-acting bronchodilator, for the treatment or prevention of bronchospasm in patients with reversible obstructive airway disease, such as asthma, and LUNESTA™ (eszopiclone), for the treatment of insomnia. On March 11, 2005, we received an approval letter from the United States Food and Drug Administration, or FDA, for our New Drug Application, or NDA, for XOPENEX HFA™ (levalbuterol tartrate) Inhalation Aerosol, a hydrofluoroalkane, or HFA, metered-dose inhaler, or MDI.

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

Significant 2005 Developments

During the second quarter of 2005, pursuant to call spread option agreements we entered into in December 2003, we settled 4,919,496 call spread options for cash in the amount of $123,798,000. The settled options expired at various dates beginning on May 12, 2005 and ending on June 9, 2005. We recorded the full amount of the call spread option settlement as an increase to additional paid-in capital. Our remaining outstanding call spread options expire at various dates beginning November 11, 2005 and ending on December 9, 2005, and we have the option to settle them in either net shares or in cash.

On April 4, 2005, we commercially launched LUNESTA brand eszopiclone for the treatment of insomnia. On December 15, 2004, we received approval from the FDA for our NDA for LUNESTA 1 mg, 2 mg and 3 mg tablets for the treatment of insomnia. The recommended dosing to improve sleep onset and/or maintenance is 2 mg or 3 mg for adult patients (ages 18 to 64). In older adult patients (ages 65 and older), 2 mg is recommended for improvement in sleep onset and/or maintenance while the 1 mg dose is recommended for sleep onset in older adult patients whose primary complaint is difficulty falling asleep.

On March 11, 2005, we received approval from the FDA for our XOPENEX HFA MDI. On May 12, 2004, we submitted our NDA to the FDA for XOPENEX HFA MDI for the treatment or prevention of bronchospasm in adults, adolescents and children 4 years of age and older with reversible obstructive airway disease. MDIs are hand-held, pressurized canisters that deliver inhaled medications directly to the lungs. We are working to resolve outstanding manufacturing issues and to complete process validation work. Contingent upon successful resolution of these issues, we are targeting commercial launch of the product by the end of 2005. If we are unable to resolve manufacturing issues or complete process validation for XOPENEX HFA MDI, then commercialization of this product candidate could be delayed or terminated, which would have a material adverse effect on our business. We capitalized $1,394,000 of XOPENEX HFA MDI raw material inventory purchased and produced during the second quarter of 2005. Under our supply agreement with Minnesota Mining and Manufacture Company, or 3M, and 3M Innovative Properties Company, we are obligated to pay to 3M a combination of a fixed price per unit of product purchased and a percentage royalty based on our net sales of XOPENEX HFA MDI.

On January 10, 2005, we entered into a license, option and collaboration agreement, or collaboration, with ACADIA Pharmaceuticals Inc., or ACADIA, for the development of new drug candidates targeted toward the treatment of central nervous system disorders. The collaboration has been established to investigate potential clinical candidates resulting from screening ACADIA’s medicinal chemistry compound library against a broad array of selective muscarinic receptors, which are receptors that respond to acetylcholine, a neurotransmitter in the central nervous system. The collaboration includes ACADIA’s m1 agonist program, which is designed to target neuropsychiatric/neurologic conditions and neuropathic pain. We have agreed to collaborate with each other to research and develop certain compounds that interact with these muscarinic receptors. We are permitted to develop and commercialize these compounds in any field outside of the prevention or treatment of ocular disease. The agreement also includes an option to select a preclinical program from ACADIA’s 5-HT2a program for use in combination with LUNESTA. 5-HT2a antagonists have been shown in clinical studies to affect sleep architecture in humans. We will have exclusive worldwide rights to develop and commercialize compounds developed under our collaboration with ACADIA.

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

In connection with the collaboration, we purchased 1,077,029 shares of ACADIA common stock for an aggregate purchase price of $10,000,000 based on a per share price of approximately $9.2848, which represents a 40 percent premium to the average closing price for the 30 trading days prior to the signing of the agreement. We recorded the premium amount of $2,857,000 as research and development expense and the remaining amount of $7,143,000 as an investment in ACADIA, which we have classified as an available-for-sale security and will adjust to its fair value at each reporting date with unrealized gains and losses recorded as a component of accumulated other comprehensive income (loss). Subject to certain conditions, we also agreed to purchase up to an additional $10,000,000 of ACADIA common stock at a 25 percent premium to the trailing 30-day average closing price per share as of the one-year anniversary of the signing of the agreement.

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

Three Month Periods ended June 30, 2005 and 2004

Revenues

Product sales were $166,743,000 and $57,450,000 for the three months ended June 30, 2005 and 2004, respectively, an increase of approximately 190%, primarily because of the commercial introduction of LUNESTA brand eszopiclone in April 2005.

Sales of LUNESTA were $83,459,000 for the three months ended June 30, 2005 as compared to $0 for the same period in 2004. We expect that sales of LUNESTA will decrease in the third quarter of 2005 as pharmacies sell through their initial orders.

Sales of XOPENEX UDV were $83,284,000 as compared to $57,450,000 for the same period in 2004, an increase of approximately 45%. The sales increase for XOPENEX UDV for the three months ended June 30, 2005 as compared with the same period in 2004 is due to unit sales growth of 31% and an 11% increase in the net selling price per unit. The 31% increase in unit sales is a result of increased market growth and higher market shares, particularly in the hospital and home health care market sectors. The

11% increase in the net selling price per unit is due to a gross unit price increase of approximately 7% and a decrease in sales rebates and allowances. The decrease in sales rebates and allowances is primarily attributable to favorable reimbursement rate changes, as mandated by the Medicare Prescription Drug Improvement and Modernization Act of 2003, in the home health care market sector. Favorable Medicare reimbursement has resulted in a decrease in the rebates we pay to home health care providers. We cannot be certain whether, or for how long, this favorable reimbursement rate will remain in effect.

Royalties and other revenue were $18,321,000 and $12,517,000 for the three months ended June 30, 2005 and 2004, respectively, an increase of approximately 46%. The increase for the three months ended June 30, 2005 as compared with the same period in 2004 is primarily due to an increase in royalties earned on sales of ALLEGRA® under our agreement with sanofi-aventis, which were $14,379,000 for the three months ended June 30, 2005 as compared with $7,537,000 for the three months ended June 30, 2004, with the majority of the increase occurring in Japan. Royalties earned on sales of CLARINEX®, under our agreement with Schering-Plough Corporation, and from sales of XYZAL®/XUSAL™, under our agreement with UCB Farchim SA, also increased. These increases were offset by decreases in other revenue earned from MedPointe related to our promotion of ASTELIN®, which were $0 for the three months ended June 30, 2005 compared to $2,774,000 for the three months ended June 30, 2004. We terminated our agreement with MedPointe in October 2004.

Costs of Revenues

Cost of products sold was $14,453,000 and $6,821,000 for the three months ended June 30, 2005 and 2004, respectively.

Cost of LUNESTA sold as a percentage of LUNESTA sales was approximately 7%, with the largest portion being the royalty paid on net sales of LUNESTA to a third party. In accordance with our accounting policies, we do not begin to capitalize product manufacturing costs as inventory until the NDA receives approval by the FDA. Therefore, we expect costs of LUNESTA sold as a percentage of LUNESTA sales to increase after we have sold through all of our product for which we have not capitalized manufacturing costs. We expect this to occur around the beginning of 2006.

Cost of XOPENEX UDV sold as a percentage of XOPENEX UDVsales was approximately 10% for the three months ended June 30, 2005 as compared to 12% for the same period in 2004. This decrease was due to a lower manufacturing cost per unit which resulted from an increase in the number of units of XOPENEX UDV produced.

Cost of royalties earned was $202,000 and $109,000 for the three months ended June 30, 2005 and 2004, respectively. The cost of royalties in both periods relates to an obligation to a third-party as a result of royalties we received from Schering-Plough Corporation based upon its sales of CLARINEX and is directly related to the increase in royalties received in the three months ended June 30, 2005.

Research and Development

Research and development expenses were $37,132,000 and $45,077,000 for the three months ended June 30, 2005 and 2004, respectively, a decrease of approximately 18%. The decrease in the three months ended June 30, 2005 as compared with the same period in 2004 is primarily due to our decreased spending on two of our late-stage programs, LUNESTA and arformoterol. We commercially launched LUNESTA on April 4, 2005, however, we continue to spend on Phase IIIB/IV studies under our LUNESTA program. We have completed Phase III clinical trials for arformoterol, targeted as a maintenance treatment for Chronic Obstructive Pulmonary Disease, or COPD, and are currently preparing an NDA that we anticipate submitting to the FDA by the end of 2005. Our decreased spending in these programs was partially offset by our increased spending on two of our early-stage programs, SEP-226330, targeted for the treatment of restless leg syndrome, and SEP-225289, targeted for the treatment of depression.

Drug development and approval in the United States is a multi-step process regulated by the FDA. The process begins with the filing of an Investigational New Drug Application, or IND, which, if successful, allows the opportunity for study in humans, or clinical study, of the potential new drug. Clinical development typically involves three phases of study: Phase I, II and III. The most significant costs in clinical development are in the Phase III clinical trials, as they tend to be the longest and largest studies in the drug development process. Following successful completion of Phase III clinical trials, an NDA must be submitted to, and accepted by, the FDA, and the FDA must approve the NDA prior to commercialization of the drug. As further discussed below, we currently have one product candidate in NDA preparation stage. Successful development of our product candidates is highly uncertain. Completion dates and completion costs can vary significantly for each product candidate and are difficult to predict. The lengthy process of seeking FDA approvals, and subsequent compliance with applicable statutes and regulations, require expenditure of substantial resources. Any failure by us to obtain, or delay in obtaining, regulatory approvals could materially adversely affect our business. We cannot assure you that we will obtain any approval required by the FDA on a timely basis, if at all.

For additional discussion of the risks and uncertainties associated with completing development of potential product candidates, see “Factors Affecting Future Operating Results”.

Below is a summary of development of our product and product candidates that represent 10% or more of our direct project research and development spending for the three months ended June 30, 2005. The “Estimate of Completion of Phase” column contains forward-looking statements regarding expected timing of completion of product development phases. Completion of product development, if successful, culminates in the submission of an NDA to the FDA. The actual timing of completion of phases could differ materially from the estimates provided in the table. The table is sorted by highest to lowest spending amounts, and the three product candidates listed accounted for approximately 71% of our direct project research and development spending for the three months ended June 30, 2005. No other product candidate accounted for more than 6% of our direct research and development spending in this period.

Product Candidate	Indication	Stage of Development	Estimate of Completion of Stage
XOPENEX HFA MDI	Respiratory—Asthma	NDA Approved	*
LUNESTA	Insomnia	NDA Approved / Launched	N/A
Arformoterol	Respiratory—COPD	NDA Preparation	2005

*                    The FDA approved XOPENEX HFA MDI on March 11, 2005. Contingent upon successful resolution of outstanding manufacturing issues and completion of process validation work, we are targeting commercial launch of the product by the end of 2005.

Below is a summary of expenditure information related to our product candidates representing 10% or more of our direct project research and development spending during the three months ended June 30, 2005, and 2004, as well as the costs incurred to date on these projects. The costs in this analysis include only direct costs and do not include certain indirect labor, overhead or other costs which benefit multiple projects. As a result, fully loaded research and development cost summaries by project are not presented.

	Project costs for the three months ended June 30, 2005	Project costs to date through June 30, 2005	Project costs for the three months ended June 30, 2004	Project costs to date through June 30, 2004
	(in thousands)
XOPENEX HFA MDI	$8,049	$145,992	$4,181	$123,214
LUNESTA	$6,152	$189,715	$14,113	$155,380
Arformoterol	$4,641	$151,956	$8,161	$134,821

Due to the length of time necessary to develop a product, uncertainties related to the ability to obtain governmental approval for commercialization and difficulty in estimating costs of projects, it is difficult to make accurate and meaningful estimates of the ultimate cost to bring our product candidates to FDA approved status. We do not believe it is possible to estimate, with any degree of accuracy, the costs of product candidates that are in stages earlier than Phase III. We estimate that the cost range to bring arformoterol from its current state to an NDA submission is $5,000,000 to $10,000,000 based on a targeted NDA submission by the end of 2005, provided that no significant delays are imposed by internal resource constraints or unanticipated FDA requirements.

Selling, Marketing and Distribution

Selling, marketing and distribution expenses were $130,148,000 and $86,355,000 for the three months ended June 30, 2005 and 2004, respectively, an increase of approximately 51%. Of this increase, approximately 98% is due to an increase in marketing, advertising and promotion costs in support of the commercial launch of LUNESTA, which took place in April 2005. Additionally, we incurred increased sales commission expense paid to internal sales representatives as a result of the 45% increase in XOPENEX UDV product sales for the three months ended June 30, 2005 as compared with the same period in 2004. Partially offsetting these increases was a decrease in sales commission expense paid to Ross for the co-promotion of XOPENEX UDV, since we terminated our co-promotion agreement with Ross effective December 31, 2004. These increases are partially off-set by decreases in travel expenses from the same period in 2004 which were related to hiring and training our increased sales force.

We expect selling, marketing and distribution expenses to continue to increase in connection with increased sales of LUNESTA and in anticipation of commercial launch of XOPENEX HFA MDI, including a proposed sales force increase of approximately 175 employees, commencement of marketing programs and an increase in sales commissions and distribution costs.

General and Administrative

General and administrative costs were $9,848,000 and $7,899,000 for the three months ended June 30, 2005 and 2004, respectively, an increase of approximately 25%. The increase is primarily due to payroll and related expenses resulting from an increase in permanent and temporary employees and contracted service providers hired to support the commercialization of LUNESTA as well as increased legal fees related to two class action complaints pending against us.

Other Income (Expense)

Interest income was $5,422,000 and $1,424,000 for the three months ended June 30, 2005 and 2004, respectively, an increase of approximately 281%. The increase is due to higher average balances of cash and short- and long-term investments combined with an increase in the interest rates earned on investments in 2005. Our monthly average cash and investment balance was approximately $835,537,000 and $517,705,000 for the three months ended June 30, 2005 and 2004, respectively.

Interest expense was $5,839,000 and $5,830,000 for the three months ended June 30, 2005 and 2004, respectively, an increase of less than 1%. The slight increase is due to interest on capital lease obligations, which were not in place for the full three-month period ended June 30, 2004.

Equity in investee (losses) were ($300,000) and ($358,000) for the three months ended June 30, 2005 and 2004, respectively, a decrease of approximately 16%. The loss represents our portion of BioSphere losses.

Six Month Periods ended June 30, 2005 and 2004

Revenues

Product sales were $273,391,000 and $142,506,000 for the six months ended June 30, 2005 and 2004, respectively, an increase of approximately 92%, primarily as a result of the commercial introduction of LUNESTA in April 2005.

Sales of LUNESTA were $83,459,000 for the six months ended June 30, 2005 as compared to $0 for the same period in 2004. We expect that sales of LUNESTA will decrease in the third quarter of 2005 as pharmacies sell through their initial orders.

Sales of XOPENEX UDV were $189,932,000 as compared to $142,506,000 for the same period in 2004, an increase of 33%. The sales increase for XOPENEX UDV for the six months ended June 30, 2005 as compared with the same period in 2004 is due to unit volume sales growth of 19% and a 12% increase in the net selling price per unit. The 19% increase in unit sales is a result of increased market growth and higher market shares, particularly in the hospital and home health care market sector. The 12% increase in the net selling price per unit is due to a gross unit price increase of approximately 7% and a decrease in sales rebates and allowances. The decrease in sales rebates and allowances is primarily attributable to favorable reimbursement rate changes, as mandated by the Medicare Prescription Drug Improvement and Modernization Act of 2003, in the home health care sector of our business. Favorable Medicare reimbursement has resulted in a decrease in the rebates we pay to home health care providers. We cannot be certain whether, or for how long, this favorable reimbursement rate will remain in effect.

Royalties and other revenue were $30,718,000 and $26,939,000 for the six months ended June 30, 2005 and 2004, respectively, an increase of approximately 14%. The increase for the six months ended June 30, 2005 as compared with the same period in 2004 is primarily due to an increase in royalties earned on sales of ALLEGRA under our agreement with sanofi-aventis, which were $23,657,000 for the six months ended June 30, 2005 as compared with $17,914,000 for the six months ended June 30, 2004, with the majority of the increase occurring in Japan. Royalties earned on sales of CLARINEX, under our agreement with Schering-Plough Corporation, and from sales of XYZAL/XUSAL, under our agreement with UCB Farchim SA, also increased. These increases were offset by a decrease in other revenue earned from MedPointe related to our promotion of ASTELIN, which were $0 for the six months ended June 30, 2005 compared to $3,895,000 for the six months ended June 30, 2004. We terminated our agreement with MedPointe in October 2004.

Costs of Revenues

Cost of products sold was $24,490,000 and $15,681,000 for the six months ended June 30, 2005 and 2004, respectively.

Cost of LUNESTA sold as a percentage of LUNESTA sales was approximately 7%, with the largest portion being the royalty paid on net sales of LUNESTA to a third party. In accordance with our accounting policies, we do not begin to capitalize product manufacturing costs as inventory until the NDA receives approval by the FDA. Therefore, we expect costs of LUNESTA sold as a percentage of LUNESTA sales to increase after we have sold through all of our product for which we have not capitalized manufacturing costs. We expect this to occur around the beginning of 2006.

Cost of XOPENEX UDV sold as a percentage of XOPENEX UDV sales was approximately 10% for the six months ended June 30, 2005 as compared to 11% for the same period in 2004. This decrease was due to a lower manufacturing cost per unit which resulted from an increase in the number of units of XOPENEX UDV produced.

Cost of royalties earned was $405,000 and $349,000 for the six months ended June 30, 2005 and 2004, respectively, an increase of approximately 16%. The cost of royalties in both periods relates to an obligation to a third-party as a result of royalties we received from Schering-Plough Corporation based upon its sales of CLARINEX.

Research and Development

Research and development expenses were $65,701,000 and $82,373,000 for the six months ended June 30, 2005 and 2004, respectively, a decrease of approximately 20%. The decrease in the six months ended June 30, 2005 as compared with the same period in 2004 is primarily due to our decreased spending on two of our late-stage programs, LUNESTA and arformoterol. We commercially launched LUNESTA on April 4, 2005. However, we continue to spend on Phase IIIB/IV studies under our LUNESTA program. We have completed Phase III clinical trials for arformoterol, targeted as a maintenance treatment for Chronic Obstructive Pulmonary Disease, or COPD, and are currently preparing an NDA that we anticipate submitting to the FDA by the end of 2005. Our decreased spending in these programs was partially offset by our increased spending on two of our early-stage programs, SEP-226330, targeted for the treatment of restless leg syndrome, and SEP-225289, targeted for the treatment of depression.

Below is a summary of development of our products and product candidates that represent 10% or more of our direct project research and development spending for the six months ended June 30, 2005 and 2004. The “Estimate of Completion of Phase” column contains forward-looking statements regarding expected timing of completion of product development phases. Completion of product development, if successful, culminates in the submission of an NDA to the FDA. The actual timing of completion of phases could differ materially from the estimates provided in the table. The table is sorted by highest to lowest spending amounts, and the two product candidates listed accounted for approximately 70% of our direct project research and development spending for the six months ended June 30, 2005. No other product candidate accounted for more than 6% of our direct research and development spending in this period.

Product Candidate	Indication	Stage of Development	Estimate of Completion of Stage
XOPENEX HFA MDI	Respiratory—Asthma	NDA Approved	*
Arformoterol	Respiratory—COPD	NDA Preparation	2005
LUNESTA	Insomnia	NDA Approved / Launched	N/A

*                    The FDA approved XOPENEX HFA MDI on March 11, 2005. Contingent upon successful resolution of outstanding manufacturing issues and completion of process validation work, we are targeting commercial launch of the product by the end of 2005.

Below is a summary of expenditure information related to our product candidates representing 10% or more of our direct project research and development spending during the six months ended June 30, 2005, as well as the costs incurred to date on these projects. The costs in this analysis include only direct costs and do not include certain indirect labor, overhead or other costs which benefit multiple projects. As a result, fully loaded research and development cost summaries by project are not presented.

	Project costs for the six months ended June 30, 2005	Project costs to date through June 30, 2005	Project costs for the six months ended June 30, 2004	Project costs to date through June 30, 2004
	(in thousands)
XOPENEX HFA MDI	$13,295	$145,992	$12,451	$123,214
Arformoterol	$8,437	$151,956	$16,697	$134,821
LUNESTA	$6,152	$189,715	$19,650	$155,380

Selling, Marketing and Distribution

Selling, marketing and distribution expenses were $223,320,000 and $170,789,000 for the six months ended June 30, 2005 and 2004, respectively, an increase of approximately 31%. Included in the six months ended June 30, 2004 is an accrual for $30,671,000, which represents the then-current value of termination payments totaling $33,000,000 that we will make to the Ross Products Division of Abbott Laboratories, or Ross. Approximately 73% of the increase, excluding the current value of the Ross termination payments, is due to an increase in marketing and promotion expenses in support of the commercial launch of LUNESTA, which took place in April 2005. Additionally, 32% of the increase is a result of increased salary, commission and benefit costs as a result of having approximately 800 more sales representatives whom we hired in the second quarter of 2004. We also incurred increased sales commission expense paid to internal sales representatives as a result of the 33% increase in XOPENEX UDV product sales for the six months ended June 30, 2005 as compared with the same period in 2004. Offsetting these increases was a decrease in sales commission expense paid to Ross for the co-promotion of XOPENEX UDV, as a result of termination of our co-promotion agreement with Ross effective December 31, 2004 and decreases in travel expenses from the same period in 2004 which were related to hiring and training our increased sales force.

We expect selling, marketing and distribution expenses to continue to increase in connection with increased sales of LUNESTA and in anticipation of commercial launch of XOPENEX HFA MDI, including a proposed sales force increase of approximately 175 employees, commencement of marketing programs and an increase in sales commissions and distribution costs.

General and Administrative

General and administrative costs were $18,329,000 and $14,933,000 for the six months ended June 30, 2005 and 2004, respectively, an increase of approximately 23%. The increase is primarily due to payroll and related expenses resulting from an increase in permanent and temporary employees and contracted service providers hired to support the commercialization of LUNESTA as well as increased legal fees related to two class action complaints pending against us.

Other Income (Expense)

Interest income was $10,670,000 and $2,679,000 for the six months ended June 30, 2005 and 2004, respectively, an increase of approximately 298%. The increase is due primarily to higher average balances of cash and short- and long-term investments combined with an increase in the interest rates earned on investments in 2005. Our monthly average cash and investment balance was approximately $824,564,000 and $529,182,000 for the six months ended June 30, 2005 and 2004, respectively.

Interest expense was $11,681,000 and $11,954,000 for the six months ended June 30, 2005 and 2004, respectively, a decrease of approximately 2%. The decrease is due primarily to not incurring interest on our 5.75% convertible subordinated notes, which we redeemed on January 9, 2004.

Loss on debt redemption was $0 and $7,022,000 for the six months ended June 30, 2005 and 2004, respectively. The loss in the six months ended June 30, 2004 resulted from our redemption of the remaining outstanding $430,000,000 face value of our 5.75% convertible subordinated notes due 2006 for aggregate cash consideration of $430,000,000, excluding accrued interest. The loss represents the write-off of $7,022,000 of deferred financing costs related to the notes.

Equity in investee (losses) were ($468,000) and ($505,000) for the six months ended June 30, 2005 and 2004, respectively, a decrease of approximately 7%. The loss represents our portion of BioSphere losses.

Liquidity and Capital Resources

Cash, cash equivalents and short-and long-term investments totaled $920,367,000 at June 30, 2005, compared to $833,912,000 at December 31, 2004.

Net cash used in operating activities for the six months ended June 30, 2005 was $66,905,000. Net cash used in operating activities includes a net loss of $29,972,000 adjusted by non-cash charges of $9,125,000, which consists primarily of depreciation and amortization expense. Accounts receivable increased by $42,306,000 due primarily to LUNESTA sales and extended payment terms that we offered to our customers in connection with LUNESTA launch promotions. Inventory increased by $5,883,000 due primarily to capitalization of LUNESTA and XOPENEX HFA MDI inventory in the first half of 2005 as well as higher XOPENEX UDV inventory balances in order to meet additional demand. Accounts payable decreased by $565,000 primarily due to timing of vendor payments. Accrued expenses decreased by $18,649,000 primarily due to decreases in sales and marketing and research and development related accruals, which are the result of decreased spending in these areas in the second quarter of 2005 as compared to the fourth quarter of 2004. Other current liabilities increased by $24,944,000 primarily due to an increase in accruals for product revenue rebates related to XOPENEX UDV and LUNESTA revenues.

Net cash used in investing activities for the six months ended June 30, 2005 was $310,165,000. Cash used in net purchases of short-and long-term investments was $297,288,000. We made purchases of property and equipment of $6,431,000. We also used $7,143,000 to purchase 1,077,029 shares of ACADIA common stock in connection with our collaboration agreement with ACADIA.

Net cash provided by financing activities for the six months ended June 30, 2005 was $150,586,000. We received proceeds of $27,718,000 from issuing common stock upon the exercise of stock options issued under our stock option plans and $123,798,000 from settlement of call spread options. We also used $930,000 to repay capital lease obligations and long-term debt.

We believe our existing cash and the anticipated cash flow from our current strategic alliances and operations will be sufficient to support existing operations through 2006. In the longer term, we expect to fund our operations with revenue generated from product sales. Our actual future cash requirements and our ability to generate revenue, however, will depend on many factors, including:

•       XOPENEX UDV and LUNESTA sales;

•       successful manufacturing and commercialization of XOPENEX HFA MDI, for which we received approval from the FDA on March 11, 2005;

•       approval of our late-stage product candidates;

•       the progress, number and breadth of our preclinical, clinical and research programs;

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

Factors Affecting Future Operating Results

Certain of the information contained in this report, including information with respect to the safety, efficacy and potential benefits of our drugs under development, expectations with respect to the timing and success of development and commercialization of our products and product candidates, the timing and success of submission, acceptance and approval of regulatory filings, the scope and duration of patent protection with respect to our products and product candidates and information with respect to plans and strategies for our business and the business of our subsidiaries and certain of our affiliates, consists of forward-looking statements. The forward-looking statements contained in this report represent our expectations as of the date of this report. Subsequent events will cause our expectations to change. However, while we may elect to update these forward-looking statements, we specifically disclaim any intention or obligation to do so. Important factors that could cause actual results to differ materially from the forward-looking statements include the following:

We have never been profitable and we may not be able to generate revenues sufficient to achieve profitability.

We have not been profitable since inception, and it is possible that we will not achieve profitability. We incurred net losses on a consolidated basis of approximately $7.4 and $30.0 million for the three and six months ended June 30, 2005, respectively, and $295.7 million for the year ended December 31, 2004. We expect to continue to incur significant operating and capital expenditures. As a result, we will need to generate significant revenues to achieve and maintain profitability. We cannot assure you that we will achieve significant revenues or that we will ever achieve profitability. Even if we do achieve profitability, we cannot assure you that we will be able to sustain or increase profitability on a quarterly or annual basis in the future. If revenues grow more slowly than we anticipate or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial condition will be materially and adversely affected.

Sales of XOPENEX UDV and LUNESTA represent substantially all of our revenues; if sales of XOPENEX UDV and LUNESTA do not continue to increase and we are unable to successfully commercialize other products, we may not have sufficient revenues to achieve our business plan and our business will not be successful.

All of our revenues from product sales for the three months ended June 30, 2005 resulted from sales of XOPENEX UDV and LUNESTA. In April 2005, we commercially launched LUNESTA as a new product in a competitive market and we cannot be certain that it will achieve continued commercial success. In addition, we do not have long-term sales contracts with our customers, and we rely on purchase orders for sales of XOPENEX UDV and LUNESTA. Reductions, delays or cancellations of orders for XOPENEX UDV or LUNESTA could adversely affect our operating results. If sales of XOPENEX UDV and LUNESTA do not continue to increase, we may not have sufficient revenues to achieve our business plan and our business will not be successful. On March 11, 2005, the FDA approved our NDA for XOPENEX HFA MDI. We expect to commercialize XOPENEX HFA MDI before the end of 2005. If we are unable to commercialize XOPENEX HFA MDI successfully, our revenues from XOPENEX UDV and LUNESTA sales may not be sufficient for us to achieve our business plan and our business and financial position may be materially adversely affected.

XOPENEX UDV competes primarily against generic albuterol in the asthma market. XOPENEX UDV is more expensive than generic albuterol. We must continue to demonstrate to physicians and other healthcare professionals that the benefits of XOPENEX UDV justify the higher price. In the sleep disorder market, we face intense competition from established products, such as AMBIEN® and SONATA®. We will also face competition from a newly approved sleep agent, ROZEREM™. There are also other potentially competitive therapies that are in late-stage clinical development for the treatment of insomnia. If XOPENEX UDV and LUNESTA do not continue to compete successfully against competitive products, our business will be materially adversely affected.

If we fail to successfully develop our principal product candidates, we will be unable to commercialize the product candidates and our ability to become profitable will be adversely affected.

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

•       results from later phases of clinical trials may not be consistent with results from earlier phases;

•       results from clinical trials may not demonstrate that the product candidate is safe and efficacious;

•       we may not receive regulatory approval for our product candidates;

•       we may elect not to continue funding the development of our product candidates; and

•       funds may not be available to develop all of our product candidates.

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

We have entered into a collaboration agreement with 3M for the scale-up and manufacturing of XOPENEX HFA MDI and we may enter into additional collaboration agreements in the future. Under our agreement with 3M, 3M is responsible for manufacturing an MDI formulation of XOPENEX. On March 11, 2005, the FDA approved our NDA for XOPENEX HFA MDI. Contingent upon successful resolution of outstanding manufacturing issues and completion of process validation work, we are targeting commercial launch of the product by the end of 2005. If 3M, or any future development or commercialization collaborator, does not devote sufficient time and resources to its collaboration arrangement with us, breaches or terminates its agreement with us, fails to perform its obligation to us in a timely manner or is unsuccessful in its development and/or commercialization efforts, we may not realize the potential commercial benefits of the arrangement and our results of operations may be adversely affected. In addition, if regulatory approval or commercialization of any product candidate under development by or in collaboration with a partner is delayed or limited, we may not realize, or may be delayed in realizing, the potential commercial benefits of the arrangement.

We may be unable to commercialize products for which we receive approval from the FDA.

Commercialization of a product for which we have received approval from the FDA could be delayed for a number of reasons, some of which are outside of our control, including delays in delivery of the product due to importation regulations and/or problems with our distribution channels or delays in the issuance of approvals from, or the completion of required procedures by, agencies other than the FDA, such as the United States Drug Enforcement Administration. In addition, commercialization of FDA-approved products may be delayed by our failure to timely finalize distribution or manufacturing arrangements, produce sufficient inventory and/or properly prepare our sales force. If we are unable to commercialize a product promptly after approval, our business and financial position may be materially adversely affected due to reduced revenue from product sales during the period or periods that commercialization is delayed and the shortening of any lead time to market we may have had over our competitors. In addition, the exclusivity period, or the time during which the FDA will prevent generic pharmaceutical companies from introducing a generic copy of the product, begins to run upon FDA approval and, therefore, to the extent we are unable to commercialize a product upon receipt of an approval letter, our long-term product sales and revenues could be adversely affected.

Even if the FDA or similar foreign agencies grant us regulatory approval of a product, if we fail to comply with the applicable regulatory requirements, we may be subject to fines, suspension or withdrawal of regulatory approvals, product recalls, seizures of products, operating restrictions and criminal prosecution. In any such event, our product sales and revenues could be adversely affected.

On March 11, 2005, the FDA approved our NDA for XOPENEX HFA MDI. We are working to resolve outstanding manufacturing issues and to complete process validation work. Contingent upon successful resolution of these issues, we are targeting commercial launch of the product by the end of 2005. However, we cannot be certain that we will be able to resolve these issues and we have not yet manufactured sufficient quantities of the product to begin commercial sales. If we are unable to resolve manufacturing issues or complete process validation, we will be unable to bring the product to market. Any delays in the commercialization of XOPENEX HFA MDI, or any other product for which we may receive approval from the FDA in the future, may materially adversely affect our reputation, financial position and results of operations.

The royalties we receive under collaboration arrangements could be delayed, reduced or terminated if our collaboration partners terminate, or fail to perform their obligations under, their agreements with us, or if our collaboration partners are unsuccessful in their sales efforts.

We have entered into collaboration arrangements pursuant to which we license patents to pharmaceutical companies and our revenues under these collaboration arrangements consist primarily of royalties on sales of products. Payments and royalties under these arrangements depend in large part on the commercialization efforts of our collaboration partners in countries where we hold patents, including sales efforts and enforcement of patents, which we cannot control. If any of our collaboration partners does not devote sufficient time and resources to its collaboration arrangement with us or focuses its efforts in countries where we do not hold patents, we may not realize the potential commercial benefits of the arrangement, our revenues under these arrangements may be less than anticipated and our results of operations may be adversely affected. If any of our collaboration partners was to breach or terminate its agreement with us or fail to perform its obligations to us in a timely manner, the royalties we receive under the collaboration agreement could decrease or cease. If we are unable or fail to perform, or breach in our performance of, our obligations under a collaboration agreement, the royalties and benefits to which we are otherwise entitled under the agreement could be reduced or eliminated. Any delay or termination of this type could have a material adverse effect on our financial condition and results of operations because we may lose technology rights and milestone or royalty payments from collaboration partners and/or revenues from product sales, if any, could be delayed, reduced or terminated.

The approval of sale of certain medications without a prescription may adversely affect our business.

In May 2001, an advisory panel to the FDA recommended that the FDA allow certain popular allergy medications to be sold without a prescription. In November 2002, the FDA approved CLARITIN®, an allergy medication, to be sold without a prescription. In the future, the FDA may also allow sale of other allergy medications without a prescription. Sale of CLARITIN and/or, if allowed, sale of other allergy medications without a prescription, may have a material adverse effect on our business because the market for prescription drugs, including ALLEGRA and CLARINEX, for which we receive royalties on sales, has been and may continue to be adversely affected.

We will be required to expend significant resources for research, development, testing and regulatory approval of our drugs under development and these drugs may not be developed successfully.

We develop and commercialize proprietary products for primary care and specialty markets. Most of our drug candidates are still undergoing clinical trials or are in early stages of development. Our drugs may not provide greater benefits or fewer side effects than other drugs used to treat the same condition and our research efforts may not lead to discovery of new drugs with benefits over existing treatments or development of new therapies. All of our drugs under development will require significant additional research, development, preclinical and/or clinical testing, regulatory approval and a commitment of significant additional resources prior to their commercialization. Our potential products may not:

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

Sales of our products are dependent, in part, on the availability of reimbursement from third-party payors such as state and Federal governments, under programs such as Medicare and Medicaid, and private insurance plans. There have been, there are, and we expect there will continue to be, state and Federal legislative and/or administrative proposals that could limit the amount that state or Federal governments will pay to reimburse the cost of pharmaceutical and biologic products. The Medicare Prescription Drug Improvement and Modernization Act of 2003, or the MMA, was signed into law in December 2003. We are not able to predict the full impact of the MMA and its regulatory requirements on our business. However, we believe that legislative or administrative acts that reduce reimbursement for our products could adversely impact our business. In addition, we believe that private insurers, such as managed care organizations, may adopt their own reimbursement reductions in response to legislation. Reduction in reimbursement for our products could have a material adverse effect on our results of operations. Also, we believe the increasing emphasis on managed care in the U.S. has and will continue to put pressure on the price and usage of our products, which may adversely impact product sales. Further, when a new drug product is approved, governmental and/or private reimbursement for that product is uncertain, as is the amount for which that product will be reimbursed. We cannot predict availability or amount of reimbursement for our approved products or product candidates, including those at a late stage of development, and current reimbursement policies for marketed products may change at any time.

The MMA also establishes a prescription drug benefit beginning in 2006 for all Medicare beneficiaries. We cannot be assured that our products will be included in the Medicare prescription drug benefit. Even if our products are included, the Federal government may acquire the ability to negotiate price and demand discounts from pharmaceutical and biotechnology companies that may implicitly create price controls on prescription drugs. On the other hand, the drug benefit may increase the volume of pharmaceutical drug purchases, offsetting at least in part these potential price discounts. In addition, Managed Care Organizations, or MCOs, Health Maintenance Organizations, or HMOs, Preferred Provider Organizations, or PPOs, healthcare institutions and other government agencies continue to seek price discounts. MCOs, HMOs and PPOs and private health plans will administer the Medicare drug benefit, leading to managed care and private health plans influencing prescription decisions for a larger segment of the population. In addition, certain states have proposed and certain other states have adopted various programs to control prices for their seniors’ and low income drug programs, including price or patient reimbursement constraints, restrictions on access to certain products, importation from other countries, such as Canada, and bulk purchasing of drugs.

If reimbursement for our marketed products changes adversely or if we fail to obtain adequate reimbursement for our other current or future products, health care providers may limit how much or under what circumstances they will prescribe or administer them, which could reduce use of our products or cause us to reduce the price of our products.

If we fail to adequately protect or enforce our intellectual property rights, then we could lose revenue under our collaboration agreements or lose sales to generic versions of our products.

Our success depends in part on our ability to obtain, maintain and enforce patents, and protect trade secrets. Our ability to commercialize any drug successfully will largely depend upon our ability to obtain and maintain patents of sufficient scope to prevent third parties from developing substantially equivalent products. In the absence of patent and trade secret protection, competitors may adversely affect our business by independently developing and marketing substantially equivalent products. It is also possible that we could incur substantial costs if we are required to initiate litigation against others to protect or enforce our intellectual property rights.

We have filed patent applications covering composition of, methods of making and methods of using our drugs and drug candidates. Our revenues under collaboration agreements with pharmaceutical companies depend in part on the existence and scope of issued patents. We may not be issued patents based on patent applications already filed or that we file in the future and if patents are issued, they may be insufficient in scope to cover the products licensed under these collaboration agreements. Generally, we do not receive royalty revenue from sales of products licensed under collaboration agreements in countries where we do not have a patent for such products. The issuance of a patent in one country does not ensure the issuance of a patent in any other country. Furthermore, the patent position of companies in the pharmaceutical industry generally involves complex legal and factual questions, and has been and remains the subject of much litigation. Legal standards relating to scope and validity of patent claims are evolving. Any patents we have obtained, or obtain in the future, may be challenged, invalidated or circumvented. Moreover, the United States Patent and Trademark Office may commence interference proceedings involving our patents or patent applications. Any challenge to, or invalidation or circumvention of, our patents or patent applications would be costly, would require significant time and attention of our management and could have a material adverse effect on our business.

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

Our success depends in part on our ability to operate without infringing upon proprietary rights of others, including patent and trademark rights. Third parties, typically drug companies, hold patents or patent applications covering compositions, methods of making and uses, covering the composition of matter for some of the drug candidates for which we have patents or patent applications. Third parties also hold patents relating to drug delivery technology that may be necessary for development or commercialization of some of our drug candidates. In each of these cases, unless we have or obtain a license agreement, we generally may not commercialize the drug candidates until these third-party patents expire or are declared invalid or unenforceable by the courts. Licenses may not be available to us on acceptable terms, if at all. In addition, it would be costly for us to contest validity of a third-party patent or defend any claim that we infringe a third-party patent. Moreover, litigation involving third-party patents may not be resolved in our favor. Such contests and litigation would be costly, would require significant time and attention of our management, could prevent us from commercializing our products, could require us to pay significant damages and could have a material adverse effect on our business. If any of our trademarks, or our use of any of our trademarks on our products, is challenged, we may be forced to rename the affected product or product candidate, which could be costly and time consuming, and would result in the loss of any brand equity associated with the product name.

If our products do not receive government approval, then we will not be able to commercialize them.

The FDA and similar foreign agencies must approve for marketing any pharmaceutical products developed by us or our development partners. These agencies impose substantial requirements on drug manufacturing and marketing. Any unanticipated preclinical and clinical studies we are required to undertake could result in a significant increase in the cost of advancing our products to commercialization. In addition, failure by us or our collaborative development partners to obtain regulatory approval on a timely basis, or at all, or the attempt by us or our collaborative development partners to receive regulatory approval to achieve labeling objectives, could prevent or adversely affect the timing of commercial introduction of, or our ability to market and sell, our products.

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

•       results from later phases of clinical trials may not be consistent with results from earlier phases; and

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

Development and commercialization of some of our product candidates may depend on our ability to enter into additional collaboration agreements with pharmaceutical companies to fund all or part of the costs of development and commercialization of these product candidates. We may not be able to enter into collaboration agreements and the terms of the collaboration agreements, if any, may not be favorable to us. Inability to enter into collaboration agreements could delay or preclude development, manufacture and/or marketing of some of our drugs and could have a material adverse effect on our financial condition and results of operations because:

•       we may be required to expend additional funds to advance the drugs to commercialization;

•       revenue from product sales could be delayed; or

•       we may elect not to commercialize the drugs.

We are required to file a notice under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, which we refer to as the HSR Act, for certain agreements containing exclusive license grants and to delay the effectiveness of any such exclusive license until expiration or earlier termination of the notice and waiting period under the HSR Act. If expiration or termination of the notice and waiting period under the HSR Act is delayed because of lengthy government review, or if the Federal Trade Commission or Department of Justice successfully challenges such a license, development and commercialization could be delayed or precluded and our business could be adversely affected.

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

Our ability to realize significant revenues from direct marketing and sales activities depends on our ability to attract and retain qualified personnel in the pharmaceutical industry. Competition for these persons is intense. If we are unable to attract and retain qualified sales personnel, we will not be able to successfully expand our marketing and direct sales force on a timely or cost effective basis. We may also need to enter into additional co-promotion arrangements with third parties, for example where our own direct sales force is not large enough or sufficiently well aligned to achieve maximum penetration in the market. We may not be successful in entering into any co-promotion arrangements, and the terms of any co-promotion arrangements may not be favorable to us.

If we do not maintain current Good Manufacturing Practices, then the FDA could refuse to approve marketing applications or force us to recall or withdraw our products.

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

On October 22, 2004, we commenced notifying drug wholesalers, hospitals and pharmacies of a manufacturer-initiated voluntary Class III recall of one component of our XOPENEX UDV product line, XOPENEX Inhalation Solution Concentrate (1.25mg/0.5mL), which we had introduced in August 2004. The recall, which affects only XOPENEX Concentrate and no other components of our XOPENEX UDV product line, was necessitated by packaging process validation issues relating to the automated process of placing finished vials into a foil pouch. We have suspended manufacture and sale of XOPENEX Concentrate until the issues giving rise to the recall have been fully addressed. We do not expect to re-introduce XOPENEX Concentrate before the fourth quarter of 2005. If our manufacturer cannot remedy the Good Manufacturing Practices deficiencies giving rise to the recall of XOPENEX

Concentrate, or if these or similar deficiencies are found to extend to other components or our XOPENEX UDV product line, our ability to supply product to the market may be limited or interrupted indefinitely, which would have a material adverse effect on our business.

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

Our reliance on third-party manufacturers could adversely affect our ability to meet our customers’ demands.

Cardinal Health, Inc. is currently the sole finished goods manufacturer of our XOPENEX UDV Inhalation Solution, Patheon Inc. is the sole manufacturer of LUNESTA brand eszopiclone and 3M will be the sole manufacturer and supplier of XOPENEX HFA MDI. If Cardinal Health, Patheon or 3M experiences delays or difficulties in producing, packaging or delivering XOPENEX UDV, LUNESTA, or XOPENEX HFA MDI, as the case may be, we could be unable to meet our customers’ demands for such products, which could lead to customer dissatisfaction and damage to our reputation. Furthermore, if we are required to change manufacturers, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines, including FDA guidelines. The delays associated with the verification of a new manufacturer for XOPENEX UDV, LUNESTA or XOPENEX HFA MDI could negatively affect our ability to produce such products in a timely manner or within budget.

3M owns certain proprietary technology required to manufacture our XOPENEX HFA MDI. If 3M is unable or unwilling to fulfill its obligations to us under our agreement, we may be unable to manufacture XOPENEX HFA MDI on terms that are acceptable to us, if at all. Our other current contract manufacturers, as well as any future contract manufacturers, may also independently own technology related to manufacturing of our products. If so, we would be heavily dependent on such manufacturer and such manufacturer could require us to obtain a license in order to have another party manufacture our products.

If we or our collaboration partners fail to obtain an adequate level of reimbursement for our existing or future products or services by third-party payors, there may be no commercially viable markets for our products or services.

The availability and amounts of reimbursement by governmental and other third-party payors affects the market for pharmaceutical product and service. Third-party payors continually attempt to contain or reduce the cost of health care by challenging the prices charged for medical products and services. In certain foreign countries, including the countries of the European Union, prescription pharmaceutical pricing is subject to governmental control. We may not be able to sell our products profitably if reimbursement is unavailable or limited in scope or amount.

In both the United States and certain foreign jurisdictions, there have been a number of recent legislative and regulatory changes to the health care system. The potential effect on our business of these changes is not yet clear. Further regulatory and legislative proposals are likely. The recent changes, and the potential for adoption of the additional proposals, may affect our ability to raise capital, obtain additional collaboration partners and market our products. We expect to experience pricing pressure for our existing products and any future products for which marketing approval is obtained due to the trend toward managed health care, the increasing influence of health maintenance organizations and additional legislative proposals.

We could be exposed to significant liability claims that could prevent or interfere with our product commercialization efforts.

We may be subjected to product liability claims that arise through testing, manufacturing, marketing and sale of human health care products. These claims could expose us to significant liabilities that could prevent or interfere with our product commercialization efforts. Product liability claims could require us to spend significant time and money in litigation or to pay significant damages. Although we maintain product liability insurance coverage for both the clinical trials and commercialization of our products, it is possible that we will not be able to obtain further product liability insurance on acceptable terms, if at all, and that our insurance coverage may not provide adequate coverage against all potential claims.

We will spend considerable time and money complying with Federal and state laws and regulations and, if we are unable to fully comply with such laws and regulations, we could face substantial penalties.

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

•       the Federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which prohibits executing a scheme to defraud any healthcare benefit program, including private payors and, further, requires us to comply with standards regarding privacy and security of individually identifiable health information and conduct certain electronic transactions using standardized code sets;

•       the Federal False Statements Statute, which prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;

•       the Federal Food, Drug and Cosmetic Act, which regulates manufacturing, labeling, marketing, distribution and sale of prescription drugs and medical devices;

•       the Controlled Substances Act, which regulates handling of controlled substances such as LUNESTA;

•       state and foreign law equivalents of the foregoing;

•       state food and drug laws, pharmacy acts and state pharmacy board regulations, which govern sale, distribution, use, administration and prescribing of prescription drugs; and

•       state laws that prohibit practice of medicine by non-physicians and fee-splitting arrangements between physicians and non-physicians, as well as state law equivalents to the Federal Medicare and

Medicaid Anti-Kickback Laws, which may not be limited to government reimbursed items or services.

If our past or present operations are found to be in violation of any of the laws described above or other governmental regulations to which we or our customers are subject, we may be subject to the applicable penalty associated with the violation, including civil and criminal penalties, damages, fines, exclusion from Medicare and Medicaid programs and curtailment or restructuring of our operations. Similarly, if our customers are found non-compliant with applicable laws, they may be subject to sanctions, which could also have a negative impact on us. In addition, if we are required to obtain permits or licenses under these laws that we do not already possess, we may become subject to substantial additional regulation or incur significant expense. Any penalties, damages, fines, curtailment or restructuring of our operations would adversely affect our ability to operate our business and our financial results. The risk of our being found in violation of these laws is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations, and additional legal or regulatory change. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses, divert our management’s attention from operating our business and damage our reputation.

If our Medicaid rebate program practices are investigated, the costs could be substantial and could divert the attention of management.

We are a participant in the Medicaid rebate program established by the Omnibus Budget Reconciliation Act of 1990. Under amendments of that law that became effective in 1993. Under the Medicaid rebate program, we pay a rebate for each unit of our product reimbursed by Medicaid. The amount of the rebate for each product is set by law. We are also required to pay certain statutorily defined rebates on Medicaid purchases for reimbursement on prescription drugs under state Medicaid plans. Both the Federal government and state governments have initiated investigations into the rebate practices of many pharmaceutical companies to ensure compliance with these rebate programs. Any investigation of our rebate practices could be costly, could divert the attention of our management and could damage our reputation.

We have significant long-term debt and we may not be able to make interest or principal payments when due.

As of June 30, 2005, our total long-term debt excluding the current portion was approximately $1.2 billion and our stockholders’ equity (deficit) was ($201.3) million. None of our 5% debentures due 2007, our 0% Series A notes due 2008, our 0% Series B notes due 2010 nor our 0% notes due 2024 restricts our or our subsidiaries’ ability to incur additional indebtedness, including debt that ranks senior to the notes. The 0% notes due 2024 are senior to the Series A notes due 2008 and Series B notes due 2010, which are senior to the 5% debentures due 2007. Additional indebtedness that we incur may in certain circumstances rank senior to or on parity with this debt. Our ability to satisfy our obligations will depend upon our future performance, which is subject to many factors, including factors beyond our control. The conversion prices for the 5% debentures due 2007, 0% Series A notes due 2008 and 0% Series B notes due 2010 are $92.38, $31.89 and $29.84, respectively. On July 29, 2005, the closing sale price of our common stock was $52.35. If the market price for our common stock does not exceed the conversion price, the holders of our outstanding convertible debt may not convert their securities into common stock. Our 0% notes due 2024 are convertible into cash and, if applicable, shares of our common stock at a conversion price of approximately $67.20, at the option of the holders under certain circumstances. We may not be able to make the required cash payments upon conversion of the 0% notes due 2024.

Historically, we have had negative cash flow from operations. For the six months ended June 30, 2005, net cash used in operating activities was approximately $66.9 million. Our annual debt service through

2006, assuming no additional interest-bearing debt is incurred and no additional 5% debentures due 2007 are converted, redeemed, repurchased or exchanged, is approximately $22.0 million. Unless we are able to generate sufficient operating cash flow to service our outstanding debt, we will be required to raise additional funds or default on our obligations under the debentures and notes. If revenue generated from sales of XOPENEX UDV and LUNESTA do not meet expected levels, it is likely that we would be required to raise additional funds in order to repay our outstanding convertible debt and/or make cash payments upon conversion of the 0% notes due 2024. There can be no assurance that, if required, we would be able to raise the additional funds on favorable terms, if at all.

Our exchanges of debt into shares of common stock would result in additional dilution.

As of June 30, 2005, we had approximately $1.2 billion of outstanding convertible debt. In order to reduce future cash interest payments, as well as future payments due at maturity, we may, from time to time, depending on market conditions, repurchase additional outstanding convertible debt for cash; exchange debt for shares of our common stock, warrants, preferred stock, debt or other consideration; or a combination of any of the foregoing. If we exchange shares of our capital stock, or securities convertible into or exercisable for our capital stock, for outstanding convertible debt or use proceeds from the issuance of convertible debt to fund redemption of outstanding convertible debt with a higher conversion ratio, the number of shares that we might issue as a result of such exchanges would significantly exceed the number of shares originally issuable upon conversion of such debt and, accordingly, such exchanges would result in material dilution to holders of our common stock. We cannot assure you that we will repurchase or exchange any additional outstanding convertible debt.

If the estimates we make, or the assumptions on which we rely, in preparing our financial statements prove inaccurate, our actual results may vary from these reflected in our projections and accruals.

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses, the amounts of charges accrued by us and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. We cannot assure you, however, that our estimates, or the assumptions underlying them, will be correct. For example, our royalty revenue is recognized based upon our estimates of our collaboration partners’ sales during the period and, if these sales estimates are greater than the actual sales that occur during the period, our net income would be reduced. This, in turn, could adversely affect our stock price.

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

XOPENEX UDV and generic albuterol account for the majority of beta-agonist inhalation solution prescriptions. Albuterol has existed for many years, is well established and sells at prices substantially lower than XOPENEX UDV. To continue successfully marketing XOPENEX UDV, we must continue to demonstrate that the efficacy and safety features of the drug outweigh its higher cost. In the sleep disorder market, we face intense competition from established products, such as AMBIEN and SONATA. We will also face competition from a newly approved sleep agent, ROZEREM™. There are also other potentially competitive therapies that are in late-stage clinical development for the treatment of insomnia.

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

We have various mechanisms in place to discourage takeover attempts, which may reduce or eliminate our stockholders’ ability to sell their shares for a premium in a change of control transaction.

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

The market price of our common stock, like that of the common stock of many other pharmaceutical and biotechnology companies, may be highly volatile. In addition, the stock market has experienced extreme price and volume fluctuations. This volatility has significantly affected the market prices of securities of many pharmaceutical and biotechnology companies for reasons frequently unrelated to or disproportionate to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock. Prices for our common stock will be determined in the market place and may be influenced by many factors, including variations in our financial results and investors’ perceptions of us, and changes in recommendations by securities analysts as well as their perceptions of general economic, industry and market conditions.

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

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

We are exposed to market risk from changes in interest rates and equity prices, which could affect our future results of operations and financial condition. These risks are described in our annual report on Form 10-K for the year ended December 31, 2004. As of August 9, 2005, there have been no material changes to the market risks described in our annual report on Form 10-K for the year ended December 31, 2004. Additionally, we do not anticipate any near-term changes in the nature of our market risk exposures or in our management’s objectives and strategies with respect to managing such exposures.

ITEM 4.                CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2005. The term

“disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2005, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEMS 2-3.                     NONE

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of stockholders was held on May 19, 2005. The following represents the results of the voting on proposals submitted to a vote of stockholders at the annual meeting:

1.                To elect Timothy J. Barberich to serve as a Class II director until the 2008 annual meeting and until his successor is duly elected and qualified.

For	Withheld Authority
90,996,593	1,721,510

The terms of office of the following directors continued after the annual meeting:

James G. Andress
Robert J. Cresci
James F. Mrazek
Digby W. Barrios
Alan A. Steigrod

2.                To approve an amendment to the our 2000 Stock Incentive Plan increasing from 8,000,000 to 9,500,000 the number of shares reserved for issuance under the 2000 plan.

For	Against	Abstain
44,448,992	29,938,172	913,203

3.                To ratify the selection of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the current fiscal year.

For	Against	Abstain
91,180,899	665,176	872,027

ITEM 5.                NONE

ITEM 6.                EXHIBITS

10.1	The Registrant’s 2000 Stock Incentive Plan, as amended.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEPRACOR INC.
Date: August 9, 2005	By:	/s/ TIMOTHY J. BARBERICH
Timothy J. Barberich Chairman and Chief Executive Officer (Principal Executive Officer)
Date: August 9, 2005	By:	/s/ TIMOTHY J. BARBERICH
Robert F. Scumaci Executive Vice President, Finance and Administration, and Treasurer (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description
10.1	The Registrant’s 2000 Stock Incentive Plan, as amended.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.