Form 10-Q
period 2005-09-30
SEPRACOR INC /DE/
filed 2005-11-08
CIK 877357

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

or

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 0-19410

Sepracor Inc.

(Exact name of registrant as specified in its charter)

Delaware	22-2536587
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)
84 Waterford Drive Marlborough, Massachusetts	01752
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares outstanding of the registrant’s class of Common Stock as of October 31, 2005 was: 106,082,131 shares.

SEPRACOR INC.
INDEX

SEPRACOR INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In Thousands)

	September 30, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$181,410	$435,905
Short-term investments	611,883	303,303
Accounts receivable, net	103,166	68,914
Inventories	25,317	13,086
Other assets	21,703	18,722
Total current assets	943,479	839,930
Long-term investments	149,205	94,704
Property and equipment, net	71,650	70,860
Investment in affiliate	4,826	5,535
Patents and deferred financing costs, net	23,531	27,035
Other assets	122	1,054
Total assets	$1,192,813	$1,039,118
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$29,862	$5,772
Accrued expenses	118,791	126,701
Current portion of notes payable and capital lease obligation	2,091	1,926
Other current liabilities	89,960	69,711
Total current liabilities	240,704	204,110
Notes payable and capital lease obligation	1,218	2,529
Other long-term liabilities	2,859	2,774
Convertible subordinated debt	1,160,820	1,160,820
Total liabilities	1,405,601	1,370,233
Stockholders’ equity (deficit):
Preferred stock, $1.00 par value, 1,000 shares authorized; none outstanding at September 30, 2005 and December 31, 2004	—	—
Common stock, $.10 par value, 240,000 and 240,000 shares authorized; 107,533 and 105,309 shares issued, 105,599 and 103,376 shares outstanding, at September 30, 2005 and December 31, 2004, respectively	10, 753	10,531
Treasury stock, at cost (1,934 and 1,933 shares at September 30, 2005 and December 31, 2004, respectively)	(100,400)	(100,321)
Additional paid-in capital	1,525,823	1,370,372
Accumulated deficit	(1,657,682)	(1,625,486)
Accumulated other comprehensive income	8,718	13,789
Total stockholders’ equity (deficit)	(212,788)	(331,115)
Total liabilities and stockholders’ equity (deficit)	$1,192,813	$1,039,118

The accompanying notes are an integral part of the condensed consolidated financial statements

SEPRACOR INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Revenues:
Product sales	$193,357	$60,122	$466,748	$202,628
Royalties and other	12,363	19,959	43,081	46,898
Total revenues	205,720	80,081	509,829	249,526
Costs and expenses:
Cost of product sold	15,491	7,021	39,981	22,702
Cost of royalties and other	224	285	629	634
Research and development	38,372	38,744	104,073	121,117
Selling, marketing and distribution	162,696	82,843	386,016	253,632
General and administrative	10,871	7,465	29,200	22,398
Total costs and expenses	227,654	136,358	559,899	420,483
Loss from operations	(21,934)	(56,277)	(50,070)	(170,957)
Other income (expense):
Interest income	7,776	2,039	18,446	4,718
Interest expense	(5,847)	(5,846)	(17,528)	(17,800)
Loss on redemption of debt	—	—	—	(7,022)
Gain on sale of equity investment	18,345	—	18,345	—
Loss on conversion of debt	—	(69,768)	—	(69,768)
Equity in investee (losses)	(241)	(508)	(709)	(1,013)
Other expense, net	(323)	(3)	(680)	(91)
Net loss	$(2,224)	$(130,363)	$(32,196)	$(261,933)
Basic and diluted net loss per common share	$(.02)	$(1.40)	$(.31)	$(2.97)
Shares used in computing basic and diluted net loss per common share:
Basic and diluted	105,427	92,800	104,560	88,270

The accompanying notes are an integral part of the condensed consolidated financial statements

SEPRACOR INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Nine Months Ended
	September 30, 2005	September 30, 2004
Cash flows from operating activities:
Net loss	$(32,196)	$(261,933)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,307	13,947
Equity in investee losses	709	1,013
Loss on conversion of debt	—	69,768
Loss on redemption of debt	—	7,022
Loss on asset disposal	603	374
Gain on sale of equity investment	(18,345)	—
Changes in operating assets and liabilities:
Accounts receivable	(34,252)	9,671
Inventories	(12,073)	(9,139)
Other current assets	(2,937)	(6,061)
Accounts payable	24,000	(5,763)
Accrued expenses	(7,905)	(28,015)
Other current liabilities	20,335	3,717
Other liabilities	—	30,231
Net cash used in operating activities	(50,754)	(175,168)
Cash flows from investing activities:
Purchases of short and long-term investments	(1,011,167)	(270,914)
Sales and maturities of short and long-term investments	668,994	154,182
Additions to property and equipment	(9,524)	(8,498)
Investment in ACADIA	(7,143)	—
Change in other assets	932	37
Net cash used in investing activities	(357,908)	(125,193)
Cash flows from financing activities:
Redemption of convertible subordinated notes	—	(433,709)
Conversion of convertible subordinated notes	—	(47,342)
Net proceeds from issuance of common stock	31,796	36,745
Proceeds from sale of convertible subordinated debt	—	650,000
Costs associated with sale of convertible subordinated debt	—	(18,315)
Settlement of call spread options	123,798	50,006
Purchase of treasury stock	—	(100,321)
Repayments of long-term debt and capital leases	(1,592)	(771)
Net cash provided by financing activities	154,002	136,293
Effect of exchange rate changes on cash and cash equivalents	165	202
Net decrease in cash and cash equivalents	(254,495)	(163,866)
Cash and cash equivalents at beginning of period	$435,905	$705,802
Cash and cash equivalents at end of period	$181,410	$541,936
Non cash activities:
Additions to capital leases	$529	$4,707
Conversion of convertible subordinated notes	$—	$529,180

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.   Basis of Presentation

The accompanying condensed consolidated interim financial statements are unaudited and have been prepared on a basis substantially consistent with the audited financial statements. Certain information and footnote disclosures normally included in our annual financial statements have been condensed or omitted. The year-end consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The consolidated interim financial statements, in the opinion of our management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for the interim periods ended September 30, 2005 and 2004.

The condensed consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries, including Sepracor Canada Limited. We also have an investment in BioSphere Medical, Inc., or BioSphere, which we record under the equity method.

The consolidated results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full fiscal year. These condensed consolidated interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2004, which are contained in our annual report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission, or SEC.

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

2.   Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 151, “Inventory Costs—an amendment of ARB No. 43, Chapter 4,” or SFAS No. 151, in an effort to conform U.S. accounting standards for inventories to International Accounting Standards. SFAS No. 151 requires idle facility expenses, freight, handling costs and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that the allocation of fixed production overhead costs to the costs of conversion be based on the normal capacity of the relevant production facilities. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect the adoption of SFAS No. 151 to have a material impact on our financial condition or our results of operations.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”, which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, or APB 25. SFAS No. 123(R) requires compensation costs relating to share-based payment transactions be recognized in financial statements, as well as more extensive disclosures concerning stock options than required under current guidance. The new rule applies to option grants made after adoption as well as options that are not vested at the date of adoption. The pro forma disclosure previously permitted under SFAS No. 123 will no longer be an acceptable alternative to recognition of expenses in the financial statements. The SEC approved a rule delaying the implementation of SFAS No. 123(R) until the first annual reporting period that begins after June 15, 2005. We currently measure compensation costs related to share-based payments under APB 25, as allowed by SFAS No. 123, and provide disclosure in notes to financial statements as required by SFAS No. 123. We are required to adopt SFAS No. 123(R) starting in the first fiscal quarter of 2006. We expect the adoption of SFAS No. 123(R) to have a material adverse impact on our results of operations and net income per share. We are currently in the process of evaluating the extent of such impact. We do not anticipate adopting SFAS No. 123(R) early and are currently evaluating whether we will implement SFAS No. 123(R) prospectively or whether we will restate prior periods.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29.” The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The amendment also eliminates the narrow exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 has not had a material impact on our financial condition or our results of operations.

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

3.   Basic and Diluted Net Loss Per Common Share

Basic earnings (loss) per share, or EPS, excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS is based upon the weighted average number of common shares outstanding during the period plus the additional weighted average common equivalent shares during the period. Other potential common shares are not included in the per share calculation when the effect of their inclusion would be anti-dilutive. Other potential common shares result from the assumed conversion of preferred stock, convertible subordinated debt and the assumed exercise of outstanding stock options, the proceeds of which are then assumed to have been used to repurchase outstanding stock options using the treasury stock method. Purchased call options are also not included in the per share calculations because including them would be anti-dilutive.

For the three and nine months ended September 30, 2005 and 2004, basic and diluted net loss per common share is computed based on the weighted-average number of common shares outstanding during the period because certain other potential common shares would have had an anti-dilutive effect due to net losses for these periods. These excluded securities include the following:

a.                 Options to purchase shares of common stock:

	September 30, 2005	September 30, 2004
	(in thousands, except price per share data)
Number of options	11,422	12,274
Price range per share	$5.75 to $87.50	$2.63 to $87.50

b.                Shares of common stock reserved for issuance upon conversion of convertible subordinated debt:

	September 30, 2005	September 30, 2004
	(in thousands)
5% convertible subordinated debentures due 2007	4,763	4,763
0% Series A convertible senior subordinated notes due 2008	2,283	2,283
0% Series B convertible senior subordinated notes due 2010	4,961	4,961
Total	12,007	12,007

We have issued 0% convertible subordinated notes due 2024, which were not convertible as of September 30, 2005 or at any time during the three or nine months ended September 30, 2005. Once these notes become convertible, shares of common stock will be reserved under the conversion formula for issuance upon conversion if and when our common stock price exceeds $67.20 per share on the Nasdaq National Market. Prior to such occurrence, the notes are only convertible into cash.

4.   Accounting for Stock-Based Compensation

We have elected to follow APB 25, “Accounting for Stock Issued to Employees”, and related interpretations, in accounting for our stock-based compensation plans, rather than the alternative fair value accounting method provided for under SFAS No. 123, “Accounting for Stock-Based Compensation”. Under APB 25, when the exercise price of stock options granted under these plans equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
	(in thousands, except per share data)
Net loss attributable to common stockholders	$(2,224)	$(130,363)	$(32,196)	$(261,933)
Total stock-based employee compensation expense determined under fair value based method for all awards	(11,326)	(12,537)	(35,458)	(35,332)
Pro forma net loss	$(13,550)	$(142,900)	$(67,654)	$(297,265)
Net loss per common share:
Basic and diluted—as reported	$(0.02)	$(1.40)	$(0.31)	$(2.97)
Basic and diluted—pro forma	$(0.13)	$(1.54)	$(0.65)	$(3.37)

5.   Inventories

Inventories consist of the following:

	September 30, 2005	December 31, 2004
	(in thousands)
Raw materials	$11,790	$3,905
Work in progress	—	292
Finished goods	13,527	8,889
Total	$25,317	$13,086

We expense costs relating to inventory until such time as we receive an approval letter from the United States Food and Drug Administration, or FDA, for a new product, and then we begin to capitalize the inventory costs for subsequent purchases or production relating to that product. In March 2005, we received an approval letter from the FDA for XOPENEX HFA™ (levalbuterol tartrate) Inhalation Aerosol, a hydrofluoralkane metered-dose inhaler, or MDI. As a result of this policy, we capitalized $4,405,000 of XOPENEX HFA raw material and finished goods inventory purchased and produced during the second and third quarters of 2005.

6.   Patents and Deferred Financing Costs

The following schedule details the carrying value of our patents and deferred financing costs:

	September 30, 2005	December 31, 2004
	(in thousands)
Deferred financing costs, gross	$34,440	$34,440
Accumulated amortization	(13,909)	(11,200)
Deferred financing costs, net	$20,531	$23,240
Patents, gross	$5,807	$6,439
Accumulated amortization	(2,807)	(2,644)
Patents, net	$3,000	$3,795

The following schedule details our amortization expense related to patents and deferred financing costs:

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
	(in thousands)
Amortization of deferred financing costs	$903	$1,222	$2,709	$3,928
Amortization of patents	136	173	426	521
Total	$1,039	$1,395	$3,135	$4,449

We currently estimate that our amortization expense will be $1,039,000 for the fourth quarter of 2005 and $4,201,000, $2,564,000, $2,208,000 and $1,807,000 for the years ending December 31, 2006, 2007, 2008 and 2009, respectively.

7.   Convertible Subordinated Debt

Convertible subordinated debt consists of the following:

	September 30, 2005	December 31, 2004
	(in thousands)
5% convertible subordinated debentures due 2007	$440,000	$440,000
0% Series A convertible senior subordinated notes due 2008	72,800	72,800
0% Series B convertible senior subordinated notes due 2010	148,020	148,020
0% convertible senior subordinated notes due 2024	500,000	500,000
Total	$1,160,820	$1,160,820

8.   Equity

In December 2003, we used approximately $94,820,000 of the proceeds from the issuance of 0% Series A convertible senior subordinated notes due 2008 and 0% Series B convertible senior subordinated notes due 2010 to purchase four series of call spread options on our common stock expiring at various dates between May 12, 2004 and December 9, 2005. We received proceeds on the first three of these series of settled options of $50,006,000, $74,327,000 and $123,798,000, respectively, which were recorded as an increase to additional paid-in capital. The fourth and only outstanding call spread option series consists of 4,919,496 options expiring in equal installments on each business day from November 11, 2005 through December 9, 2005 and we have the option to settle them in either net shares or in cash. We currently intend to settle the fourth series of call spread options for shares of our common stock in net share settlements.

The following table sets forth the potential net share settlement from our remaining call spread options using the closing price of our common stock on November 7, 2005 to estimate the average per share trading price:

	(c)	(b)		(a)	(((a-b) x c) / a)
Expiration period	Number of Options	Option Price	Cap Price	Average per share trading price	Net Share Settlement
November 11, 2005 through December 9, 2005	4,919,496	$29.84	$65.00	$56.71	2,330,927

The average per share trading price for a given day during the expiration period could be higher or lower than $56.71, which will affect the actual net share settlement from our call spread options.

9.   Comprehensive Income (Loss)

Total comprehensive income (loss) consists of net loss, net foreign currency translation adjustments and net unrealized gain (loss) on available-for-sale securities.

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
	(in thousands)
Comprehensive income (loss):
Net loss	$(2,224)	$(130,363)	$(32,196)	$(261,933)
Net foreign currency translation adjustment	826	574	558	1,399
Unrealized gain (loss) on available-for-sale securities	4,164	1,075	12,716	(2,338)
Reclassification adjustment for (gains) included in net income	(18,345)	—	(18,345)	—
Total comprehensive loss	$(15,579)	$(128,714)	$(37,267)	$(262,872)

The reclassification adjustment for (gains) included in net income for the three and nine months ended September 30, 2005 is a result of a realized gain on the sale of Vicuron stock of approximately $18,345,000.

10.   Commitments and Contingencies

We enter into standard indemnification agreements in our ordinary course of business, under which we indemnify and hold harmless certain parties, including customers such as wholesalers, against claims, liabilities and losses brought by third parties to the extent that the claims arise out of (1) injury or death to person or property caused by defects in our products, (2) negligence in manufacture or distribution of our products or (3) a material breach by us. We have no liabilities recorded for these agreements at September 30, 2005 and, if liabilities were incurred, we have insurance policies covering product liabilities, which could mitigate any losses.

Pursuant to the terms of our restated certificate of incorporation, we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited; however, we believe the fair value of these indemnification agreements is minimal.

We and several of our current and former officers and a current director are named as defendants in several class action complaints which have been filed on behalf of certain persons who purchased our common stock and/or debt securities during different time periods, beginning on various dates, the earliest being May 17, 1999, and all ending on March 6, 2002. These complaints allege violations of the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder by the SEC. Primarily they allege that the defendants made certain materially false and misleading statements relating to the testing, safety and likelihood of FDA approval of tecastemizole. On April 11, 2003, two consolidated amended complaints were filed, one on behalf of the purchasers of our equity securities and the other on behalf of the purchasers of our debt securities. These consolidated amended complaints reiterate the allegations contained in the previously filed complaints and define the alleged class periods as May 17, 1999 through March 6, 2002. On September 8, 2005, in both the debt purchasers’ action and the equity purchasers’ action, the district court granted the plantiff’s motion for class certification. The parties are currently engaged in discovery. We are unable to reasonably estimate any possible range of loss related to these lawsuits due to their uncertain resolution. However, any conclusion of these matters in a manner adverse to us would have a material adverse effect on our financial condition and business.

11.   Investments

On January 10, 2005, we entered into a license, option and collaboration agreement, or collaboration, with ACADIA Pharmaceuticals Inc., or ACADIA, for the development of new drug candidates targeted toward the treatment of central nervous system disorders. The collaboration has been established to investigate potential clinical candidates resulting from screening ACADIA’s medicinal chemistry compound library against a broad array of selective muscarinic receptors, which are receptors that respond to acetylcholine, a neurotransmitter in the central nervous system. The collaboration includes ACADIA’s m1 agonist program, which is designed to target neuropsychiatric/neurologic conditions and neuropathic pain. We have agreed to collaborate with each other to research and develop certain compounds that interact with these muscarinic receptors. We are permitted to develop and commercialize these compounds in any field outside of the prevention or treatment of ocular disease. The agreement also includes an option to select a preclinical program from ACADIA’s 5-HT2a program for use in combination with LUNESTA. Antagonists of the 5-HT2a receptor have been shown in clinical studies to affect sleep architecture in humans. We will have exclusive worldwide rights to develop and commercialize compounds developed under our collaboration with ACADIA.

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

On June 15, 2005, Vicuron Pharmaceuticals, Inc. entered into an agreement and plan of merger, or merger agreement, with Pfizer, Inc. Under the merger agreement, Pfizer agreed to purchase all outstanding shares of Vicuron for a purchase price of $29.10 per share in cash. On September 11, 2005, Pfizer announced the closing of the merger. At the time of the closing, we owned 687,766 shares of Vicuron common stock, which we were carrying at fair market value with the corresponding unrealized gain recorded through equity. Upon closing of the merger, this gain was recognized in other income. In exchange for our shares of Vicuron, we received approximately $20,014,000 in cash from Pfizer, of which, approximately $18,345,000 was recorded as a gain on sale of investment and is included in other income on the consolidated statements of operations.

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

We currently manufacture and sell two products: XOPENEX® (levalbuterol HCl) Inhalation Solution, a short-acting bronchodilator, for the treatment or prevention of bronchospasm in patients with reversible obstructive airway disease, such as asthma; and LUNESTA™ (eszopiclone), for the treatment of insomnia. On March 11, 2005, we received an approval letter from the United States Food and Drug Administration, or FDA, for our New Drug Application, or NDA, for XOPENEX HFA™ (levalbuterol tartrate) Inhalation Aerosol, a hydrofluoroalkane, metered-dose inhaler. Metered-dose inhalers, or MDIs, are hand-held, pressurized canisters that deliver inhaled medications directly to the lungs. We expect to commercially launch XOPENEX HFA in the fourth quarter of 2005.

We market and sell XOPENEX Inhalation Solution and LUNESTA directly through our sales force and we expect to market and sell XOPENEX HFA, if commercialized, through our sales force. We have entered into out-licensing arrangements with respect to several other compounds. We expect to commercialize products that we successfully develop through our sales force, through co-promotion agreements and through out-licensing partnerships.

Significant 2005 Developments

On September 7, 2005, we announced that the FDA received an abbreviated new drug application, or ANDA, from Breath Limited seeking marketing approval for generic copies of our 1.25mg, 0.63mg and 0.31mg XOPENEX Inhalation Solution unit dose vial products. XOPENEX Inhalation Solution Concentrate is not subject to the ANDA. Breath Limited’s submission includes a Paragraph IV certification alleging that our patents listed in the Orange Book for XOPENEX Inhalation Solution are invalid, unenforceable or not infringed by Breath Limited’s proposed product. On October 21, 2005, we filed a civil action against Breath Limited for patent infringement. Should we successfully enforce our patents, the FDA will not approve the ANDA until expiration of the applicable patents. Otherwise, the FDA will stay its approval of the ANDA until March 7, 2008 or until a court decides that our patents are invalid, unenforceable or not infringed, whichever is earlier.

During the second quarter of 2005, pursuant to call spread option agreements we entered into in December 2003, we settled 4,919,496 call spread options for cash in the amount of $123,798,000. The settled options expired at various dates beginning on May 12, 2005 and ending on June 9, 2005. We recorded the full amount of the call spread option settlement as an increase to additional paid-in capital. Our remaining outstanding call spread options expire at various dates beginning November 11, 2005 and ending on December 9, 2005, and we have the option to settle them in either net shares or in cash. We currently expect to settle these call spread options for net shares, although the number of shares we receive upon settlement, if any, will vary based on the price of our common stock on the option expiration dates.

On April 4, 2005, we commercially launched LUNESTA brand eszopiclone for the treatment of insomnia, following approval from the FDA on December 15, 2004 of our NDA for LUNESTA 1 mg, 2 mg and 3 mg tablets. The recommended dosing to improve sleep onset and/or maintenance is 2 mg or 3 mg for adult patients (ages 18 to 64). In older adult patients (ages 65 and older), 2 mg is recommended for improvement in sleep onset and/or maintenance while the 1 mg dose is recommended for sleep onset in older adult patients whose primary complaint is difficulty falling asleep.

On March 11, 2005, we received approval from the FDA for XOPENEX HFA. On May 12, 2004, we submitted our NDA to the FDA for XOPENEX HFA for the treatment or prevention of bronchospasm in adults, adolescents and children 4 years of age and older with reversible obstructive airway disease. We have resolved previously outstanding manufacturing issues and have completed process validation work. We are targeting commercial launch of XOPENEX HFA by the end of 2005. We capitalized $4,405,000 of XOPENEX HFA raw material inventory purchased and produced from the date of FDA approval to September 30, 2005. Under our supply agreement with Minnesota Mining and Manufacture Company, or 3M, and 3M Innovative Properties Company, we are obligated to pay to 3M a combination of a fixed price per unit of product purchased and a percentage royalty based on our net sales of XOPENEX HFA.

On January 10, 2005, we entered into a license, option and collaboration agreement, or collaboration, with ACADIA Pharmaceuticals Inc., or ACADIA, for development of new drug candidates targeted toward the treatment of central nervous system disorders. The collaboration has been established to investigate potential clinical candidates resulting from screening ACADIA’s medicinal chemistry compound library against a broad array of selective muscarinic receptors, which are receptors that respond to acetylcholine, a neurotransmitter in the central nervous system. The collaboration includes ACADIA’s m1 agonist program, which is designed to target neuropsychiatric/neurologic conditions and neuropathic pain. We have agreed to collaborate with each other to research and develop certain compounds that interact with these muscarinic receptors. We are permitted to develop and commercialize these compounds in any field outside of the prevention or treatment of ocular disease. The agreement also includes an option to select a preclinical program from ACADIA’s 5-HT2a program for use in combination with LUNESTA. Antagonists of the 5-HT2a receptor have been shown in clinical studies to affect sleep architecture in humans. We will have exclusive worldwide rights to develop and commercialize compounds developed under our collaboration with ACADIA.

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

In connection with the collaboration, we purchased 1,077,029 shares of ACADIA common stock for an aggregate purchase price of $10,000,000 based on a per share price of approximately $9.2848, which represents a 40 percent premium to the average closing price for the 30 trading days prior to the signing of the agreement. We recorded the premium amount of $2,857,000 as research and development expense and the remaining amount of $7,143,000 as an investment in ACADIA, which we have classified as an available-for-sale security and will adjust to its fair value at each reporting date with unrealized gains and losses recorded as a component of accumulated other comprehensive income (loss). Subject to certain conditions, we also agreed to purchase up to an additional $10,000,000 of ACADIA common stock at a 25 percent premium to the trailing 30-day average closing price per share in January 2006.

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

Three Month Periods ended September 30, 2005 and 2004

Revenues

Product sales were $193,357,000 and $60,122,000 for the three months ended September 30, 2005 and 2004, respectively, an increase of approximately 222%. This increase is primarily a result of the commercial introduction of LUNESTA brand eszopiclone in April 2005 and a significant increase in XOPENEX Inhalation Solution revenue.

Sales of LUNESTA were $100,892,000 for the three months ended September 30, 2005 as compared to $0 for the same period in 2004. The sales of LUNESTA for the three months ended September 30, 2005 as compared to the three months ended June 30, 2005 increased approximately 21%. This increase is primarily due to an increase in the net selling price per unit as a result of launch discounts offered in only the second quarter in addition to an increase in units sold of approximately 5%.

Sales of XOPENEX Inhalation Solution were $92,466,000 as compared to $60,122,000 for the same period in 2004, an increase of approximately 54%. The sales increase for XOPENEX Inhalation Solution for the three months ended September 30, 2005 as compared with the same period in 2004 is due to a 34% increase in the number of units sold and a 15% increase in the net selling price per unit. The 34% increase in unit sales is a result of increased market growth and higher market shares, particularly in the hospital and home health care market sectors. The 15% increase in the net selling price per unit is due to a gross unit price increase of approximately 8% and a decrease in sales rebates and allowances as a percentage of sales. The decrease in sales rebates and allowances is primarily attributable to favorable reimbursement rate changes, as mandated by the Medicare Prescription Drug Improvement and Modernization Act of 2003, in the home health care market sector. Favorable Medicare reimbursement has resulted in a decrease in the rebates we pay to home health care providers. We cannot be certain whether, or for how long, this favorable reimbursement rate will remain in effect.

Royalties and other revenue were $12,363,000 and $19,959,000 for the three months ended September 30, 2005 and 2004, respectively, a decrease of approximately 38%. The decrease is primarily due to the termination of our MedPointe agreement related to our co-promotion of ASTELIN® on October 1, 2004. We recorded $5,051,000 of other revenue related to our MedPointe agreement in the three months ended September 30, 2004 and none in the same period in 2005. Royalties earned on sales of CLARINEX®, under our agreement with Schering-Plough Corporation, decreased to $2,300,000 from $5,105,000 for the three months ended September 30, 2005 versus the same period in 2004. This was partially offset by an increase in royalties earned from sales of XYZAL®/XUSAL™, under our agreement with UCB Farchim SA.

Pursuant to the terms of our U.S. agreement with sanofi-aventis, we expect our royalties on the sale of ALLEGRA in the United States, which have historically been $15 to $20 million per year, will terminate based on the introduction of a generic equivalent of this product in September 2005. We are still entitled to receive royalties on the sale of ALLEGRA outside of the United States in countries where we hold patents covering ALLEGRA.

Costs of Revenues

Cost of products sold was $15,491,000 and $7,021,000 for the three months ended September 30, 2005 and 2004, respectively.

Cost of LUNESTA sold as a percentage of LUNESTA sales was approximately 7%, with the largest portion being the royalty paid on net sales of LUNESTA to a third party. In accordance with our accounting policies, we did not begin to capitalize product manufacturing costs associated with LUNESTA as inventory until the FDA approved the LUNESTA NDA. Therefore, we expect costs of LUNESTA sold as a percentage of LUNESTA sales to increase after we have sold all of our product for which we have not capitalized manufacturing costs. We expect this to occur around the beginning of 2006.

Cost of XOPENEX Inhalation Solution sold as a percentage of XOPENEX Inhalation Solution sales was flat at approximately 11% for the three months ended September 30, 2005 and for the same period in 2004.

Cost of royalties earned was $224,000 and $285,000 for the three months ended September 30, 2005 and 2004, respectively. The cost of royalties in both periods relates to an obligation to a third-party as a result of royalties we earn from Schering-Plough Corporation based upon its sales of CLARINEX. This decrease in third-party obligations is due to the decrease in royalties earned in the three months ended September 30, 2005 as compared with the same period in 2004.

Research and Development

Research and development expenses were $38,372,000 and $38,744,000 for the three months ended September 30, 2005 and 2004, respectively, a decrease of approximately 1%. The decrease is primarily due to our decreased spending on two of our late-stage programs, LUNESTA and arformoterol. We commercially launched LUNESTA on April 4, 2005, however, we continue to spend on Phase IIIB/IV studies under our LUNESTA program. We have completed Phase III clinical trials for arformoterol, targeted as a maintenance treatment for chronic obstructive pulmonary disease, or COPD, and we are currently preparing an NDA that we anticipate submitting to the FDA by the end of 2005. Our decreased spending in these programs was partially offset by our increased spending on two of our early-stage programs, SEP-226330, targeted for the treatment of restless legs syndrome, and SEP-225289, targeted for the treatment of depression. A preliminary analysis of data from a Phase II study of SEP-226330 for the treatment of restless legs syndrome completed in the third quarter of 2005, suggested that the compound did not meet our efficacy criteria for clinical advancement for this indication. We continue to evaluate the data as we conduct preclinical evaluations of SEP-226330 as a potential novel mechanistic approach for the treatment of other central nervous system disorders, such as Parkinson’s disease.

Drug development and approval in the United States is a multi-step process regulated by the FDA. The process begins with the filing of an Investigational New Drug Application, or IND, which, if successful, allows the opportunity for study in humans, or clinical study, of the potential new drug. Clinical development typically involves three phases of study: Phase I, II and III. The most significant costs in clinical development are in the Phase III clinical trials, as they tend to be the longest and largest studies in the drug development process. Following successful completion of Phase III clinical trials, an NDA must be submitted to, and accepted by, the FDA, and the FDA must approve the NDA prior to commercialization of the drug. As further discussed above, we currently have one product candidate, arformoterol, in NDA preparation stage. Successful development of our product candidates is highly uncertain. Completion dates and completion costs can vary significantly for each product candidate and are difficult to predict. The lengthy process of seeking FDA approvals, and subsequent compliance with applicable statutes and regulations, require expenditure of substantial resources. Any failure by us to obtain, or delay in obtaining, regulatory approvals could materially adversely affect our business. We cannot assure you that we will obtain any approval required by the FDA on a timely basis, if at all.

For additional discussion of the risks and uncertainties associated with completing development of potential product candidates, see “Factors Affecting Future Operating Results”.

Below is a summary of development of our product and product candidates that represent 10% or more of our direct project research and development spending for the three months ended September 30, 2005. The “Estimate of Completion of Stage” column contains forward-looking statements regarding expected timing of completion of product development phases. Completion of product development, if successful, culminates in the submission of an NDA to the FDA. The actual timing of completion of phases could differ materially from the estimates provided in the table. The table is sorted by highest to lowest spending amounts, and the three product candidates listed accounted for approximately 58% of our direct project research and development spending for the three months ended September 30, 2005. No other product candidate accounted for more than 8% of our direct research and development spending in this period.

Product Candidate	Indication	Stage of Development	Estimate of Completion of Stage
XOPENEX HFA	Respiratory—Asthma	NDA Approved	*
LUNESTA	Insomnia	NDA Approved / Launched	N/A
Arformoterol	Respiratory—COPD	NDA Preparation	2005

*                    The FDA approved XOPENEX HFA on March 11, 2005. We are targeting commercial launch of the product by the end of 2005.

Below is a summary of expenditure information related to our product candidates representing 10% or more of our direct project research and development spending during the three months ended September 30, 2005, and 2004, as well as the costs incurred to date on these projects. The costs in this analysis include only direct costs and do not include certain indirect labor, overhead or other costs which benefit multiple projects. As a result, fully loaded research and development cost summaries by project are not presented.

	Project costs for the three months ended September 30, 2005	Project costs to date through September 30, 2005	Project costs for the three months ended September 30, 2004	Project costs to date through September 30, 2004
	(in thousands)
XOPENEX HFA	$5,506	$151,498	$3,385	$126,599
LUNESTA	$4,826	$194,541	$15,331	$170,711
Arformoterol	$3,976	$155,932	$4,710	$139,531

Due to the length of time necessary to develop a product, uncertainties related to the ability to obtain governmental approval for commercialization and difficulty in estimating costs of projects, it is difficult to make accurate and meaningful estimates of the ultimate cost to bring our product candidates to FDA approved status. We do not believe it is possible to estimate, with any degree of accuracy, the costs of product candidates that are in stages earlier than Phase III. We estimate that the cost range to bring arformoterol from its current state to an NDA submission is $3,000,000 to $5,000,000 based on a targeted NDA submission by the end of 2005, provided that no significant delays are imposed by internal resource constraints or unanticipated FDA requirements.

Selling, Marketing and Distribution

Selling, marketing and distribution expenses were $162,696,000 and $82,843,000 for the three months ended September 30, 2005 and 2004, respectively, an increase of approximately 96%. Of this increase, approximately 63% is due to an increase in marketing, advertising and promotion costs in support of the commercial launch of LUNESTA, which took place in April 2005. Additionally, we incurred increased sales commission expense for internal sales representatives as a result of the 54% increase in XOPENEX Inhalation Solution product sales for the three months ended September 30, 2005 as compared with the same period in 2004 and the commercial launch of LUNESTA. Partially offsetting these increases was a decrease in sales commission expense paid to the Ross Products Division of Abbott Laboratories, or Ross, for the co-promotion of XOPENEX Inhalation Solution, since we terminated our co-promotion agreement with Ross effective December 31, 2004. Additionally, the increases are partially offset by decreases in travel expenses from the same period in 2004 which were related to hiring and training our increased sales force.

We expect selling, marketing and distribution expenses to continue to increase in connection with increased sales of LUNESTA and in anticipation of commercial launch of XOPENEX HFA, including an increase of sales professionals and sales management of approximately 193 employees which was completed in October 2005, commencement of additional marketing programs and an increase in sales commissions and distribution costs.

General and Administrative

General and administrative costs were $10,871,000 and $7,465,000 for the three months ended September 30, 2005 and 2004, respectively, an increase of approximately 46%. The increase is primarily due to increased legal fees related to two class action complaints pending against us. We are currently investigating possible reimbursement of a portion of these legal fees from certain of our insurance providers. The increase is also due to increased payroll and related expenses resulting from an increase in permanent and temporary employees and contracted service providers hired to support the commercialization of LUNESTA.

Other Income (Expense)

Interest income was $7,776,000 and $2,039,000 for the three months ended September 30, 2005 and 2004, respectively, an increase of approximately 281%. The increase is due to higher average balances of cash and short- and long-term investments combined with an increase in the interest rates earned on investments in 2005. Our monthly average cash and investment balance was approximately $945,104,000 and $589,302,000 for the three months ended September 30, 2005 and 2004, respectively. For the three months ended September 30, 2005 and 2004 the average annualized interest rate that we earned on our investments was 3.29% and 1.38%, respectively.

Interest expense was $5,847,000 and $5,846,000 for the three months ended September 30, 2005 and 2004, respectively. The expense in both periods is primarily related to the interest we paid on our 5% convertible subordinated debentures.

Gain on sale of equity investment was $18,345,000 and $0 for the three months ended September 30, 2005 and 2004, respectively. This gain represents the gain we recorded when we received cash in exchange for our shares of Vicuron Pharmaceuticals in connection with the merger of Pfizer and Vicuron in September 2005.

Loss on conversion of debt was $0 and $69,768,000 for the three months ended September 30, 2005 and 2004, respectively. During September 2004, we converted $177,200,000 of our 0% Series A notes due 2008 and $351,980,000 of our 0% Series B notes due 2010 into 17,354,000 shares of common stock. The loss represents the cash payments of $23,868,250 and $45,899,900 that we paid to the holders of the 0% Series A notes due 2008 and 0% Series B notes due 2010, respectively, as an inducement to convert their notes.

Equity in investee (losses) were ($241,000) and ($508,000) for the three months ended September 30, 2005 and 2004, respectively, a decrease of approximately 53%. The loss represents our portion of BioSphere losses.

Nine Month Periods ended September 30, 2005 and 2004

Revenues

Product sales were $466,748,000 and $202,628,000 for the nine months ended September 30, 2005 and 2004, respectively, an increase of approximately 130%, primarily as a result of the commercial introduction of LUNESTA in April 2005 and a significant increase in XOPENEX revenue.

Sales of LUNESTA were $184,351,000 for the nine months ended September 30, 2005 as compared to $0 for the same period in 2004.

Sales of XOPENEX Inhalation Solution were $282,398,000 as compared to $202,628,000 for the same period in 2004, an increase of 39%. The sales increase for XOPENEX Inhalation Solution for the nine months ended September 30, 2005 as compared with the same period in 2004 is due to a 24% increase in the number of units sold and a 13% increase in the net selling price per unit. The 24% increase in unit sales is a result of increased market growth and higher market shares, particularly in the hospital and home health care market sector. The 13% increase in the net selling price per unit is due to a gross unit price increase of approximately 7% and a decrease in sales rebates and allowances. The decrease in sales rebates and allowances is primarily attributable to favorable reimbursement rate changes, as mandated by the Medicare Prescription Drug Improvement and Modernization Act of 2003, in the home health care sector of our business. Favorable Medicare reimbursement has resulted in a decrease in the rebates we pay to home health care providers. We cannot be certain whether, or for how long, this favorable reimbursement rate will remain in effect.

Royalties and other revenue were $43,081,000 and $46,898,000 for the nine months ended September 30, 2005 and 2004, respectively, a decrease of approximately 8%. The decrease for the nine months ended September 30, 2005 as compared with the same period in 2004 is primarily due to a decrease in other revenue earned from MedPointe related to our promotion of ASTELIN, which were $0 for the nine months ended September 30, 2005 compared to $8,946,000 for the nine months ended September 30, 2004 and a $1,680,000 decrease in royalties earned on sales of CLARINEX, under our agreement with Schering-Plough Corporation. We terminated our agreement with MedPointe in October 2004. These decreases were partially offset by increases in royalties earned on sales of ALLEGRA under our agreement with sanofi-aventis, which were $31,669,000 for the nine months ended September 30, 2005 as compared with $25,894,000 for the nine months ended September 30, 2004, with the majority of the increase occurring in Japan and by an increase in royalties earned on sales of XYZAL/XUSAL, under our agreement with UCB Farchim SA.

Pursuant to the terms of the U.S. agreement with sanofi-aventis, we expect our royalties on the sale of ALLEGRA in the United States, which have historically been $15 to $20 million per year, will terminate based upon the introduction of a generic equivalent of this product in September 2005. We are still entitled to receive royalties on the sale of ALLEGRA outside of the United States in countries where we hold patents covering ALLEGRA.

Costs of Revenues

Cost of products sold was $39,981,000 and $22,702,000 for the nine months ended September 30, 2005 and 2004, respectively.

Cost of LUNESTA sold as a percentage of LUNESTA sales was approximately 7%, with the largest portion being the royalty paid on net sales of LUNESTA to a third party. In accordance with our accounting policies, we did not begin to capitalize product manufacturing costs associated with LUNESTA as inventory until the FDA approved the LUNESTA NDA Therefore, we expect costs of LUNESTA sold as a percentage of LUNESTA sales to increase after we have sold all of our product for which we have not capitalized manufacturing costs. We expect this to occur around the beginning of 2006.

Cost of XOPENEX Inhalation Solution sold as a percentage of XOPENEX Inhalation Solution sales was approximately 10% for the nine months ended September 30, 2005 as compared to 11% for the same period in 2004. This decrease was due to a lower manufacturing cost per unit which resulted from an increase in the number of units of XOPENEX Inhalation Solution produced.

Cost of royalties earned was $629,000 and $634,000 for the nine months ended September 30, 2005 and 2004, respectively, a decrease of approximately 1%. The cost of royalties in both periods relates to an obligation to a third-party as a result of royalties we earn from Schering-Plough Corporation based upon its sales of CLARINEX. This decrease in third-party obligations is due to the decrease in royalties earned in the nine months ended September 30, 2005 as compared with the same period in 2004.

Research and Development

Research and development expenses were $104,073,000 and $121,117,000 for the nine months ended September 30, 2005 and 2004, respectively, a decrease of approximately 14%. The decrease in the nine months ended September 30, 2005 as compared with the same period in 2004 is primarily due to our decreased spending on two of our late-stage programs, LUNESTA and arformoterol. We commercially launched LUNESTA on April 4, 2005. However, we continue to spend on Phase IIIB/IV studies under our LUNESTA program. We have completed Phase III clinical trials for arformoterol, targeted as a maintenance treatment for chronic obstructive pulmonary disease, or COPD, and we are currently preparing an NDA that we anticipate submitting to the FDA by the end of 2005. Our decreased spending in these programs was partially offset by our increased spending on two of our early-stage programs, SEP-226330, targeted for the treatment of restless legs syndrome, and SEP-225289, targeted for the treatment of depression. A preliminary analysis of data from a Phase II study of SEP-226330 for the treatment of restless legs syndrome completed in the third quarter of 2005, suggested that the compound did not meet our efficacy criteria for clinical advancement for this indication. We continue to evaluate the data as we conduct preclinical evaluations of SEP-226330 as a potential novel mechanistic approach for the treatment of other central nervous system disorders, such as Parkinson’s disease.

Below is a summary of development of our products and product candidates that represent 10% or more of our direct project research and development spending for the nine months ended September 30, 2005 and 2004. The “Estimate of Completion of Stage” column contains forward-looking statements regarding expected timing of completion of product development phases. Completion of product development, if successful, culminates in the submission of an NDA to the FDA. The actual timing of completion of phases could differ materially from the estimates provided in the table. The table is sorted by highest to lowest spending amounts, and the three product candidates listed accounted for approximately 65% of our direct project research and development spending for the nine months ended September 30, 2005. No other product candidate accounted for more than 6% of our direct research and development spending in this period.

Product Candidate	Indication	Stage of Development	Estimate of Completion of Stage
XOPENEX HFA	Respiratory—Asthma	NDA Approved	*
Arformoterol	Respiratory—COPD	NDA Preparation	2005
LUNESTA	Insomnia	NDA Approved / Launched	N/A

*                    The FDA approved XOPENEX HFA on March 11, 2005. We are targeting commercial launch of the product by the end of 2005.

Below is a summary of expenditure information related to our product candidates representing 10% or more of our direct project research and development spending during the nine months ended September 30, 2005, as well as the costs incurred to date on these projects. The costs in this analysis include only direct costs and do not include certain indirect labor, overhead or other costs which benefit multiple projects. As a result, fully loaded research and development cost summaries by project are not presented.

	Project costs for the nine months ended September 30, 2005	Project costs to date through September 30, 2005	Project costs for the nine months ended September 30, 2004	Project costs to date through September 30, 2004
	(in thousands)
XOPENEX HFA	$18,801	$151,498	$15,836	$126,599
Arformoterol	$12,413	$155,932	$21,407	$139,531
LUNESTA	$10,978	$194,541	$34,981	$170,711

Selling, Marketing and Distribution

Selling, marketing and distribution expenses were $386,016,000 and $253,632,000 for the nine months ended September 30, 2005 and 2004, respectively, an increase of approximately 52%. Included in the nine months ended September 30, 2004 is an expense of $30,671,000, which represented the then-present value of termination payments totaling $33,000,000 that we are required to make to the Ross Products Division of Abbott Laboratories, or Ross. Approximately 61% of the increase, excluding the current value of the Ross termination payments, is due to an increase in marketing and promotion expenses in support of the commercial launch of LUNESTA, which took place in April 2005. Additionally, 28% of the increase is a result of increased salary, commission and benefit costs as a result of having approximately 800 more sales representatives whom we hired in the second quarter of 2004. We also incurred increased sales commission expense for internal sales representatives as a result of the 39% increase in XOPENEX Inhalation Solution product sales for the nine months ended September 30, 2005 as compared with the same period in 2004 and the commercial launch of LUNESTA. Offsetting these increases was a decrease in sales commission expense paid to Ross for the co-promotion of XOPENEX Inhalation Solution, as a result of termination of our co-promotion agreement with Ross effective December 31, 2004 and decreases in travel expenses from the same period in 2004, which were related to hiring and training our increased sales force.

We expect selling, marketing and distribution expenses to continue to increase in connection with increased sales of LUNESTA and in anticipation of commercial launch of XOPENEX HFA, including an increase of sales professionals and sales management of approximately 193 employees which was completed in October 2005, commencement of additional marketing programs and an increase in sales commissions and distribution costs.

General and Administrative

General and administrative costs were $29,200,000 and $22,398,000 for the nine months ended September 30, 2005 and 2004, respectively, an increase of approximately 30%. The increase is primarily due to increased legal fees related to two class action complaints pending against us. We are currently investigating possible reimbursement of a portion of these legal fees from certain of our insurance providers. The increase is also due to increased payroll and related expenses resulting from an increase in permanent and temporary employees and contracted service providers hired to support the commercialization of LUNESTA.

Other Income (Expense)

Interest income was $18,446,000 and $4,718,000 for the nine months ended September 30, 2005 and 2004, respectively, an increase of approximately 291%. The increase is due primarily to higher average balances of cash and short- and long-term investments combined with an increase in the interest rates earned on investments in 2005. Our monthly average cash and investment balance was approximately $860,497,000 and $549,222,000 for the nine months ended September 30, 2005 and 2004, respectively. For the nine months ended September 30, 2005 and 2004 the average annualized interest rate that we earned on our investments was 2.86% and 1.15%, respectively.

Interest expense was $17,528,000 and $17,800,000 for the nine months ended September 30, 2005 and 2004, respectively, a decrease of approximately 2%. The decrease is due primarily to not incurring interest expense during the nine months ended September 30, 2005 on our 5.75% convertible subordinated notes, which we redeemed on January 9, 2004.

Loss on debt redemption was $0 and $7,022,000 for the nine months ended September 30, 2005 and 2004, respectively. The loss in the nine months ended September 30, 2004 resulted from our redemption of the remaining outstanding $430,000,000 face value of our 5.75% convertible subordinated notes due 2006 for aggregate cash consideration of $430,000,000, excluding accrued interest. The loss represents the write-off of $7,022,000 of deferred financing costs related to the notes.

Gain on sale of equity investment was $18,345,000 and $0 for the nine months ended September 30, 2005 and 2004, respectively. This gain represents the gain we recorded when we received cash in exchange for our shares of Vicuron Pharmaceuticals in connection with the merger of Pfizer and Vicuron in September 2005.

Loss on conversion of debt was $0 and $69,768,000 for the nine months ended September 30, 2005 and 2004, respectively. During September 2004, we converted $177,200,000 of our 0% Series A notes due 2008 and $351,980,000 of our 0% Series B notes due 2010, respectively. The loss represents the cash payments of $23,868,250 and $45,899,900 that we paid to the holders of the 0% Series A notes due 2008 and 0% Series B notes due 2010, respectively, as an inducement to convert their notes.

Equity in investee (losses) were ($709,000) and ($1,013,000) for the nine months ended September 30, 2005 and 2004, respectively, a decrease of approximately 30%. The loss represents our portion of BioSphere losses.

Liquidity and Capital Resources

Cash, cash equivalents and short-and long-term investments totaled $942,498,000 at September 30, 2005, compared to $833,912,000 at December 31, 2004.

Net cash used in operating activities for the nine months ended September 30, 2005 was $50,754,000. Net cash used in operating activities includes a net loss of $32,196,000 adjusted by a non-cash benefit of $5,726,000, which consists primarily of a gain on sale of an equity investment and depreciation and amortization expense. Accounts receivable increased by $34,252,000 due primarily to LUNESTA sales. Inventory increased by $12,231,000 due primarily to capitalization of LUNESTA and XOPENEX HFA inventory as well as higher XOPENEX Inhalation Solution inventory balances in order to meet additional demand. Accounts payable increased by $24,090,000 primarily due to timing of vendor payments. Accrued expenses decreased by $7,910,000 primarily due to a decrease in research and development related accruals, which are the result of decreased research and development expenditures, partially offset by an increase in accrued commissions based on increased sales. Other current liabilities increased by $20,249,000 primarily due to an increase in accruals for product revenue rebates related to XOPENEX Inhalation Solution and LUNESTA product sales.

Net cash used in investing activities for the nine months ended September 30, 2005 was $357,908,000. Cash used in net purchases of short-and long-term investments was $342,173,000. We made purchases of property and equipment of $9,524,000. We also used $7,143,000 to purchase 1,077,029 shares of ACADIA common stock in connection with our collaboration agreement with ACADIA.

Net cash provided by financing activities for the nine months ended September 30, 2005 was $154,002,000. We received proceeds of $31,796,000 from issuing common stock upon the exercise of stock options issued under our stock option plans and $123,798,000 from settlement of call spread options. We also used $1,592,000 to repay capital lease obligations and long-term debt.

We believe our existing cash and the anticipated cash flow from product sales and our current strategic alliances will be sufficient to support existing operations through 2007. Our actual future cash requirements and our ability to generate revenue, however, will depend on many factors, including:

•       XOPENEX Inhalation Solution and LUNESTA sales;

•       successful commercialization of XOPENEX HFA, for which we received approval from the FDA on March 11, 2005;

•       approval of our late-stage product candidates;

•       the progress, number and breadth of our preclinical, clinical and research programs;

•       achievement of milestones under our strategic alliance arrangements;

•       acquisitions;

•       the terms of any additional strategic alliances and licensing arrangements we may enter; and

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

Based on our current operating plan, we believe that we will not be required to raise additional capital to fund the repayment of our outstanding convertible debt when due. If revenue generated from sales of XOPENEX Inhalation Solution and LUNESTA do not meet expected levels, it is likely that we would be required to raise additional funds in order to repay our outstanding convertible debt. There can be no assurance that, if required, we would be able to raise the additional funds on favorable terms, if at all.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, other than operating leases entered into in the ordinary course of business, or variable interest entities or activities that include non-exchange traded contracts accounted for at fair value.

Contractual Obligations

Contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude contingent liabilities for which we cannot reasonably predict future payment. As of September 30, 2005, our contractual obligations disclosure in our annual report on Form 10-K for the year ended December 31, 2004 has not materially changed since we filed that report, with the exception of our purchase obligations which, in total for the next five years, increased by approximately $188,989,000. The increase primarily represents the increase in obligations associated with our LUNESTA product launch in April 2005 as well as our anticipated launch of XOPENEX HFA, expected by the end of 2005.

These purchase obligations relate to open purchase orders for the acquisition of goods and services in the ordinary course of business. Our obligation to pay certain of these amounts may be reduced or eliminated based on certain future events.

Factors Affecting Future Operating Results

Certain of the information contained in this report, including information with respect to the safety, efficacy and potential benefits of our drugs under development, expectations with respect to the timing and success of development and commercialization of our products and product candidates, the timing and success of submission, acceptance and approval of regulatory filings, the scope and duration of patent protection with respect to our products and product candidates and information with respect to plans and strategies for our business and the business of our subsidiaries and certain of our affiliates, consists of forward-looking statements. The forward-looking statements contained in this report represent our expectations as of the date of this report. Subsequent events will cause our expectations to change. However, while we may elect to update these forward-looking statements, we specifically disclaim any intention or obligation to do so. Important factors that could cause actual results to differ materially from the forward-looking statements include the following.

We have never been profitable and we may not be able to generate revenues sufficient to achieve profitability.

We have not been profitable since inception, and it is possible that we will not achieve profitability. We incurred net losses on a consolidated basis of approximately $2.2 and $32.2 million for the three and nine months ended September 30, 2005, respectively, and $295.7 million for the year ended December 31, 2004. We expect to continue to incur significant operating expenditures. As a result, we will need to generate significant revenues to achieve and maintain profitability. We cannot assure you that we will achieve significant revenues or that we will ever achieve profitability. Even if we do achieve profitability, we cannot assure you that we will be able to sustain or increase profitability on a quarterly or annual basis in the future. If revenues grow more slowly than we anticipate or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial condition will be materially and adversely affected.

Sales of XOPENEX Inhalation Solution and LUNESTA represent substantially all of our revenues; if sales of XOPENEX Inhalation Solution and LUNESTA do not continue to increase and we are unable to successfully commercialize other products, we may not have sufficient revenues to achieve our business plan and our business will not be successful.

All of our revenues from product sales for the three months ended September 30, 2005 resulted from sales of XOPENEX Inhalation Solution and LUNESTA. In April 2005, we commercially launched LUNESTA as a new product in a competitive market and we cannot be certain that it will achieve continued commercial success. In addition, we do not have long-term sales contracts with our customers, and we rely on purchase orders for sales of XOPENEX Inhalation Solution and LUNESTA. Reductions, delays or cancellations of orders for XOPENEX Inhalation Solution or LUNESTA could adversely affect our operating results. If sales of XOPENEX Inhalation Solution and LUNESTA do not continue to increase, we may not have sufficient revenues to achieve our business plan or repay our outstanding debt, and our business will not be successful. On March 11, 2005, the FDA approved our NDA for XOPENEX HFA. We expect to commercialize XOPENEX HFA before the end of 2005. If we are unable to commercialize XOPENEX HFA successfully, our revenues from XOPENEX Inhalation Solution and LUNESTA sales may not be sufficient for us to achieve our business plan and our business and financial position may be materially adversely affected.

In the respiratory market, we compete primarily against generic albuterol. XOPENEX Inhalation Solution is more expensive than generic albuterol. We must continue to demonstrate to physicians and other healthcare professionals that the benefits of XOPENEX Inhalation Solution justify the higher price. In the sleep disorder market, we face intense competition from established products, such as AMBIEN® and SONATA®. We also face competition from the newly approved sleep agents ROZEREM™ and AMBIEN CR™. There are also other potentially competitive therapies that are in late-stage clinical development for the treatment of insomnia. If XOPENEX Inhalation Solution and LUNESTA do not continue to compete successfully against competitive products, our business will be materially adversely affected.

If we fail to successfully develop our principal product candidates, we will be unable to commercialize the product candidates and our business may be adversely affected.

Our ability to achieve and maintain profitability will depend in large part on successful development and commercialization of our principal products under development. If we fail to successfully develop and commercialize any of our products under development, our business may be materially adversely affected. Before we commercialize any product candidate, we will need to successfully develop the product candidate by completing successful clinical trials, submit an NDA for the product candidate that is accepted by the FDA and receive FDA approval to market the candidate. If we fail to successfully develop a product candidate and/or the FDA delays or denies approval of any submitted NDA or any NDA that we submit in the future, then commercialization of our products under development may be delayed or terminated, which could have a material adverse effect on our business. We expect to submit an NDA for arformoterol for the treatment of COPD by the end of 2005, although we cannot be assured this product candidate will be accepted for filing by the FDA or approved by the FDA on a timely basis, or at all.

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

Our success depends on our continued ability to develop and market new products. We expect to submit an NDA for arformoterol by the end of 2005. Our other current product candidates under development are in earlier stages of development. We cannot assure you that we will be able to develop and introduce new products in a timely manner or that new products, if developed, will be approved for the indications, and/or with the labeling, we expect or that they will achieve market acceptance. In addition, our growth is dependent on our continued ability to penetrate new markets where we have limited experience and competition is intense. We cannot assure you that the markets we serve will grow in the future, that our existing and new products will meet the requirements of these markets, that our products will achieve customer acceptance in these markets, that competitors will not force prices to an unacceptably low level or take market share from us, or that we can achieve or maintain profits in these markets.

If any third-party collaborator is not successful in development of our product candidates, we may not realize the potential commercial benefits of the arrangement and our results of operations could be adversely affected.

We have entered into a collaboration agreement with 3M for the scale-up and manufacturing of XOPENEX HFA and we may enter into additional collaboration agreements in the future. Under our agreement with 3M, 3M is responsible for manufacturing an MDI formulation of XOPENEX. On March 11, 2005, the FDA approved our NDA for XOPENEX HFA. We are targeting commercial launch of the product by the end of 2005. If 3M, or any future development or commercialization collaborator, does not devote sufficient time and resources to its collaboration arrangement with us, breaches or terminates its agreement with us, fails to perform its obligation to us in a timely manner or is unsuccessful in its development and/or commercialization efforts, we may not realize the potential commercial benefits of the arrangement and our results of operations may be adversely affected. In addition, if regulatory approval or commercialization of any product candidate under development by or in collaboration with a partner is delayed or limited, we may not realize, or may be delayed in realizing, the potential commercial benefits of the arrangement.

We may be unable to commercialize products for which we receive approval from the FDA.

Commercialization of a product for which we have received an approval letter from the FDA could be delayed for a number of reasons, some of which are outside of our control, including delays in delivery of the product due to importation regulations and/or problems with our distribution channels or delays in the issuance of approvals from, or the completion of required procedures by, agencies other than the FDA, such as the United States Drug Enforcement Administration. In addition, commercialization of FDA-approved products may be delayed by our failure to timely finalize distribution or manufacturing arrangements, produce sufficient inventory and/or properly prepare our sales force. If we are unable to commercialize a product promptly after receipt of an approval letter, our business and financial position may be materially adversely affected due to reduced revenue from product sales during the period or periods that commercialization is delayed and the shortening of any lead time to market we may have had over our competitors. In addition, the exclusivity period, which is the time during which the FDA will prevent generic pharmaceutical companies from introducing a generic copy of the product, begins to run upon FDA approval and, therefore, to the extent we are unable to commercialize a product promptly after receipt of an approval letter, our long-term product sales and revenues could be adversely affected.

Even if the FDA or similar foreign agencies grant us regulatory approval of a product, if we fail to comply with the applicable regulatory requirements, we may be subject to fines, suspension or withdrawal of regulatory approvals, product recalls, seizures of products, operating restrictions and criminal prosecution. In any such event, our product sales and revenues could be adversely affected.

On March 11, 2005, the FDA approved our NDA for XOPENEX HFA. However there were previously unresolved manufacturing and process validation issues that prevented us from launching promptly after approval. We have since resolved the previously outstanding manufacturing issues and completed the process validation work. We are targeting commercial launch of the product by the end of 2005. Any further delays in the commercialization of XOPENEX HFA, or any other product for which we may receive approval from the FDA in the future, may materially adversely affect our reputation, financial position and results of operations.

The royalties we receive under licensing arrangements could be delayed, reduced or terminated if our licensing partners terminate, or fail to perform their obligations under, their agreements with us, or if our licensing partners are unsuccessful in their sales efforts.

We have entered into licensing arrangements pursuant to which we license patents to pharmaceutical companies and our revenues under these licensing arrangements consist primarily of royalties on sales of products. Payments and royalties under these arrangements depend in large part on the commercialization efforts of our licensing partners in countries where we hold patents, including sales efforts and enforcement of patents, which we cannot control. If any of our licensing partners does not devote sufficient time and resources to its licensing arrangement with us or focuses its efforts in countries where we do not hold patents, we may not realize the potential commercial benefits of the arrangement, our revenues under these arrangements may be less than anticipated and our results of operations may be adversely affected. If any of our licensing partners was to breach or terminate its agreement with us or fail to perform its obligations to us in a timely manner, the royalties we receive under the licensing agreement could decrease or cease. If we are unable or fail to perform, or breach in our performance of, our obligations under a licensing agreement, the royalties and benefits to which we are otherwise entitled under the agreement could be reduced or eliminated. Any delay or termination of this type could have a material adverse effect on our financial condition and results of operations because we may lose technology rights and milestone or royalty payments from licensing partners and/or revenues from product sales, if any, could be delayed, reduced or terminated.

The approval of sale of certain medications without a prescription may adversely affect our business.

In May 2001, an advisory panel to the FDA recommended that the FDA allow certain popular allergy medications to be sold without a prescription. In November 2002, the FDA approved CLARITIN®, an allergy medication, to be sold without a prescription. In the future, the FDA may also allow sale of other allergy medications without a prescription. Sale of CLARITIN and/or, if allowed, sale of other allergy medications without a prescription, may have a material adverse effect on our business because the market for prescription drugs, including CLARINEX, for which we receive royalties on sales, has been and may continue to be adversely affected.

We will be required to expend significant resources for research, development, testing and regulatory approval of our drugs under development and these drugs may not be developed successfully.

We develop and commercialize proprietary products for primary care and specialty markets. Most of our drug candidates are still undergoing clinical trials or are in early stages of development. Our drugs may not provide greater benefits or fewer side effects than other drugs used to treat the same condition and our research efforts may not lead to discovery of new drugs or development of new therapies. All of our drugs under development will require significant additional research, development, preclinical and/or clinical testing, regulatory approval and a commitment of significant additional resources prior to their commercialization. Our potential products may not:

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

There have been, there are, and we expect there will continue to be, state and Federal legislative and/or administrative proposals that could limit the amount that state or Federal governments will pay to reimburse the cost of pharmaceutical products. The Medicare Prescription Drug Improvement and Modernization Act of 2003, or the MMA, which was signed into law in December 2003, contains provisions that permit reductions in government reimbursement for drugs. We are not able to predict the full impact of the MMA and its regulatory requirements on our business. However, we believe that legislative or administrative acts that reduce reimbursement for our products could adversely affect our business. In addition, private insurers, such as managed care organizations, may adopt their own reimbursement reductions in response to legislation. Reduction in reimbursement for our products could have a material adverse effect on our results of operations. Also, the increasing emphasis on managed care in the U.S. may put increasing pressure on the price and usage of our products, which may adversely affect product sales. Further, when a new drug product is approved, governmental and/or private reimbursement for that product is uncertain, as is the amount for which that product will be reimbursed. We cannot predict availability or amount of reimbursement for our approved products or product candidates, including those at a late stage of development, and current reimbursement policies for marketed products may change at any time.

The MMA also establishes a prescription drug benefit beginning in 2006 for all Medicare beneficiaries. We cannot be assured that our products will be included in the Medicare prescription drug benefit. Even if our products are included, we may be required to provide significant discounts or rebates to drug plans participating in the Medicare drug benefit. Moreover, the Federal government may acquire the ability to negotiate price and demand discounts on pharmaceutical products that may implicitly create price controls on prescription drugs. On the other hand, the drug benefit may increase the volume of pharmaceutical drug purchases, offsetting at least in part these potential price discounts. In addition, Managed Care Organizations, or MCOs, Health Maintenance Organizations, or HMOs, Preferred Provider Organizations, or PPOs, healthcare institutions and other government agencies continue to seek price discounts. MCOs, HMOs and PPOs and private health plans will administer the Medicare drug benefit, leading to managed care and private health plans influencing prescription decisions for a larger segment of the population. In addition, certain states have proposed and certain other states have adopted various programs to control prices for their seniors’ and low income drug programs, including price or patient reimbursement constraints, restrictions on access to certain products, importation from other countries, such as Canada, and bulk purchasing of drugs.

Some states have adopted preferred drug lists, or PDLs, for their Medicaid programs. More states may adopt this practice. If our drugs are not included on Medicaid PDLs, use of our drugs in the Medicaid program may be adversely affected. In some states that have adopted PDLs, we have been, and may continue to be, required to provide substantial supplemental rebates to state Medicaid authorities in order for our drugs to be included on the PDL.

If reimbursement for our marketed products changes adversely or if we fail to obtain adequate reimbursement for our other current or future products, health care providers may limit how much or under what circumstances they will prescribe or administer them, which could reduce use of our products or cause us to reduce the price of our products.

If we fail to adequately protect or enforce our intellectual property rights, then we could lose revenue under our licensing agreements or lose sales to generic copies of our products.

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

On September 7, 2005, we announced that the FDA received an abbreviated new drug application, or ANDA from Breath Limited seeking marketing approval for generic copies of our 1.25 mg, 0.63 mg and 0.31 mg XOPENEX brand levalbuterol HCl Inhalation Solution unit dose vial products. XOPENEX Inhalation Solution Concentrate is not subject to the ANDA. Breath Limited’s submission includes a Paragraph IV certification alleging that our patents listed in the Orange Book for XOPENEX Inhalation Solution are invalid, unenforceable or not infringed by Breath Limited’s proposed product. On October 21, 2005, we filed a civil action against Breath Limited for patent infringement. Should we successfully enforce our patents, the FDA will not approve the ANDA until expiration of the applicable patents. Otherwise, the FDA will stay its approval of the ANDA until March 7, 2008 or until a court decides that our patents are invalid, unenforceable or not infringed, whichever is earlier. Patent litigation involves complex legal and factual questions. We can provide no assurance concerning the outcome or the duration of the lawsuit. Any conclusion of these matters in a manner adverse to us would have a material adverse effect on our financial condition and business. If we are not successful in enforcing our patents, we will not be able to prevent the generic company, for the full term of our patents, from marketing their generic version of XOPENEX Inhalation Solution. Introduction of a generic copy of XOPENEX Inhalation Solution before the expiration of our patents would have a material adverse effect on our business. In addition, the costs to us of conducting this proceeding, even if resolved in our favor, could be substantial. Such litigation could also substantially divert the attention of our management and our resources in general. Uncertainties resulting from the initiation and continuation of any litigation or other proceedings could harm our ability to compete in the marketplace.

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

The FDA and similar foreign agencies must approve for commercialization any pharmaceutical products developed by us or our development partners. These agencies impose substantial requirements on drug manufacturing and marketing. Any unanticipated preclinical and clinical studies we are required to undertake could result in a significant increase in the cost of advancing our products to commercialization. In addition, failure by us or our collaborative development partners to obtain regulatory approval on a timely basis, or at all, or the attempt by us or our collaborative development partners to receive regulatory approval to achieve labeling objectives, could prevent or adversely affect the timing of commercial introduction of, or our ability to market and sell, our products.

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

We have limited marketing and sales experience. If we successfully develop and obtain regulatory approval for the products we are developing, we may (1) market and sell them through our sales force, (2) license some of them to large pharmaceutical companies or (3) market and sell them through other arrangements, including co-promotion arrangements. We have established a sales force to market XOPENEX Inhalation Solution, LUNESTA and XOPENEX HFA. We have incurred significant expense in expanding our sales force and expect to incur additional expense as we further expand. With respect to products under development, we may incur significant costs in expanding our sales force before the products have been approved for marketing. For example, we expanded our sales force in 2004 in anticipation of marketing and selling LUNESTA and in 2005 in anticipation of marketing and selling XOPENEX HFA. In addition, if we enter into co-promotion arrangements or market and sell additional products directly, we may need to significantly expand our sales force.

Our ability to realize significant revenues from direct marketing and sales activities depends on our ability to attract and retain qualified sales personnel. Competition for these persons is intense. If we are unable to attract and retain qualified sales personnel, we will not be able to successfully expand our marketing and direct sales force on a timely or cost effective basis. We may also need to enter into additional co-promotion arrangements with third parties, for example where our own direct sales force is not large enough or sufficiently well aligned to achieve maximum penetration in the market. We may not be successful in entering into any co-promotion arrangements, and the terms of any co-promotion arrangements may not be favorable to us.

If we or our third-party manufacturers do not comply with current Good Manufacturing Practices, regulations, then the FDA could refuse to approve marketing applications or force us to recall or withdraw our products.

The FDA and other regulatory authorities require that our products be manufactured according to their Good Manufacturing Practices, or GMP, regulations. The failure by us, our collaborative development partners or third-party manufacturers to comply with current GMP regulations could lead to delay in our development programs or refusal by the FDA to approve marketing applications. Failure in either respect could also be the basis for action by the FDA to withdraw approvals previously granted, to recall products and for other regulatory action.

On October 22, 2004, we commenced notifying drug wholesalers, hospitals and pharmacies of a manufacturer-initiated voluntary Class III recall of one component of our XOPENEX Inhalation Solution product line, XOPENEX Inhalation Solution Concentrate (1.25mg/0.5mL), which we introduced in August 2004. The recall, which affects only XOPENEX Inhalation Solution Concentrate and no other components of our XOPENEX Inhalation Solution product line, was necessitated by packaging process validation issues relating to the automated process of placing finished vials into a foil pouch. We have suspended manufacture and sale of XOPENEX Inhalation Solution Concentrate until the issues giving rise to the recall have been fully addressed. We do not expect to re-introduce XOPENEX Inhalation Solution Concentrate before the second quarter of 2006. If our manufacturer cannot remedy the GMP deficiencies giving rise to the recall of XOPENEX Inhalation Solution Concentrate, or if these or similar deficiencies are found to extend to other components or our XOPENEX Inhalation Solution product line, our ability to supply product to the market may be limited or interrupted indefinitely, which would have a material adverse effect on our business.

We rely on third-party manufacturers, and this reliance could adversely affect our ability to meet our customers’ demands.

We currently operate a manufacturing plant that we believe can meet our commercial requirements of the active pharmaceutical ingredient for XOPENEX Inhalation Solution, partially fulfill our commercial requirements of the active pharmaceutical ingredient for LUNESTA, and support production of our product candidates in amounts needed for our clinical trials. We do not, however, have the capability to manufacture all of our requirements for the active ingredients of our currently-approved products, and we have no facilities for manufacturing pharmaceutical dosage forms or finished drug products. Developing and obtaining this capability would be time consuming and expensive. Unless and until we develop this capability, we will rely substantially, and in some cases, entirely, on third-party manufacturers.  Cardinal Health, Inc. is currently the sole finished goods manufacturer of our XOPENEX Inhalation Solution, Patheon Inc. is the sole manufacturer of LUNESTA brand eszopiclone and 3M will be the sole manufacturer and supplier of XOPENEX HFA. Certain components of XOPENEX HFA are available from only a single source. If Cardinal Health, Patheon, 3M, or any of our sole-source component suppliers experiences delays or difficulties in producing, packaging or delivering XOPENEX Inhalation Solution, LUNESTA, or XOPENEX HFA, as the case may be, we could be unable to meet our customers’ demands for such products, which could lead to customer dissatisfaction and damage to our reputation. Furthermore, if we are required to change manufacturers, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines, including FDA guidelines. The delays associated with the verification of a new manufacturer for XOPENEX Inhalation Solution, LUNESTA or XOPENEX HFA could negatively affect our ability to produce such products in a timely manner or within budget.

3M owns certain proprietary technology required to manufacture our XOPENEX HFA. If 3M is unable or unwilling to fulfill its obligations to us under our agreement, we may be unable to manufacture XOPENEX HFA on terms that are acceptable to us, if at all. Our other current contract manufacturers, as well as any future contract manufacturers, may also independently own technology related to manufacturing of our products. If so, we would be heavily dependent on such manufacturer and such manufacturer could require us to obtain a license in order to have another party manufacture our products.

We could be exposed to significant liability claims that could prevent or interfere with our product commercialization efforts.

We may be subjected to product liability claims that arise through testing, manufacturing, marketing and sale of pharmaceutical products. These claims could expose us to significant liabilities that could prevent or interfere with our product commercialization efforts. Product liability claims could require us to spend significant time and money in litigation or to pay significant damages. Although we maintain product liability insurance coverage for both the clinical trials and commercialization of our products, it is possible that we will not be able to obtain further product liability insurance on acceptable terms, if at all, and that our insurance coverage may not provide adequate coverage against all potential claims.

We will spend considerable time and money complying with Federal and state laws and regulations and, if we are unable to fully comply with such laws and regulations, we could face substantial penalties.

We are subject to extensive regulation by Federal and state governments. The laws that directly or indirectly affect our business include, but are not limited to, the following:

•       Federal Medicare and Medicaid Anti-Kickback laws, which prohibit persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce either referral of an individual, or furnishing or arranging for a good or service, for which payment may be made under Federal healthcare programs such as the Medicare and Medicaid programs;

•       other Medicare laws and regulations that establish requirements for coverage and payment for our products, including the amount of such payments;

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

As of September 30, 2005, our total long-term debt excluding the current portion was approximately $1.2 billion and our stockholders’ equity (deficit) was ($212.8) million. None of our 5% debentures due 2007, our 0% Series A notes due 2008, our 0% Series B notes due 2010 nor our 0% notes due 2024 restricts our or our subsidiaries’ ability to incur additional indebtedness, including debt that ranks senior to the notes. The 0% notes due 2024 are senior to the Series A notes due 2008 and Series B notes due 2010, which are senior to the 5% debentures due 2007. Additional indebtedness that we incur may in certain circumstances rank senior to or on parity with this debt. Our ability to satisfy our obligations will depend upon our future performance, which is subject to many factors, including factors beyond our control. The conversion prices for the 5% debentures due 2007, 0% Series A notes due 2008 and 0% Series B notes due 2010 are $92.38, $31.89 and $29.84, respectively. On October 31, 2005, the closing sale price of our common stock was $56.25. If the market price for our common stock does not exceed the conversion price, the holders of our outstanding convertible debt may not convert their securities into common stock. Our 0% notes due 2024 are convertible into cash and, if applicable, shares of our common stock at a conversion price of approximately $67.20, at the option of the holders under certain circumstances. We may not be able to make the required cash payments upon conversion of the 0% notes due 2024.

Historically, we have had negative cash flow from operations. For the nine months ended September 30, 2005, net cash used in operating activities was approximately $50.8 million. Our annual debt service through 2006, assuming no additional interest-bearing debt is incurred and no additional 5% debentures due 2007 are converted, redeemed, repurchased or exchanged, is approximately $22.0 million. Unless we are able to generate sufficient operating cash flow to service our outstanding debt, we will be required to raise additional funds or default on our obligations under the debentures and notes. If revenue generated from sales of XOPENEX Inhalation Solution and LUNESTA do not meet expected levels, it is likely that we would be required to raise additional funds in order to repay our outstanding convertible debt and/or make cash payments upon conversion of the 0% notes due 2024. There can be no assurance that, if required, we would be able to raise the additional funds on favorable terms, if at all.

If we exchange debt for shares of common stock, there will be additional dilution to holders of our common stock.

As of September 30, 2005, we had approximately $1.2 billion of outstanding convertible debt. In order to reduce future cash interest payments, as well as future payments due at maturity, we may, from time to time, depending on market conditions, repurchase additional outstanding convertible debt for cash; exchange debt for shares of our common stock, warrants, preferred stock, debt or other consideration; or a combination of any of the foregoing. If we exchange shares of our capital stock, or securities convertible into or exercisable for our capital stock, for outstanding convertible debt or use proceeds from the issuance of convertible debt to fund redemption of outstanding convertible debt with a higher conversion ratio, the number of shares that we might issue as a result of such exchanges would significantly exceed the number of shares originally issuable upon conversion of such debt and, accordingly, such exchanges would result in material dilution to holders of our common stock. We cannot assure you that we will repurchase or exchange any additional outstanding convertible debt.

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

•       litigation;

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

In the respiratory market, we compete primarily against generic albuterol. XOPENEX Inhalation Solution and generic albuterol account for the majority of beta-agonist inhalation solution prescriptions. Albuterol has been marketed for many years, is well established and sells at prices substantially lower than XOPENEX Inhalation Solution. To continue successfully marketing XOPENEX Inhalation Solution, we must continue to demonstrate that the efficacy and safety features of the drug outweigh its higher cost. In the sleep disorder market, we face intense competition from established products, such as AMBIEN and SONATA. We also face competition from the newly approved sleep agents ROZEREM and AMBIEN CR. There are also other potentially competitive therapies that are in late-stage clinical development for the treatment of insomnia.

Several class action lawsuits have been filed against us which may result in litigation that is costly to defend and the outcome of which is uncertain and may harm our business.

We and several of our current and former officers and a current director are named as defendants in several class action complaints which have been filed on behalf of certain persons who purchased our common stock and/or debt securities during different time periods, beginning on various dates, the earliest being May 17, 1999, and all ending on March 6, 2002. These complaints allege violations of the Exchange Act and the rules and regulations promulgated thereunder by the SEC. Primarily they allege that the defendants made certain materially false and misleading statements relating to the testing, safety and likelihood of FDA approval of tecastemizole. On April 11, 2003, two consolidated amended complaints were filed, one on behalf of the purchasers of our equity securities and the other on behalf the purchasers of our debt securities. These consolidated amended complaints reiterate the allegations contained in the previously filed complaints and define the alleged class periods as May 17, 1999 through March 6, 2002. On September 8, 2005, in both the debt purchasers’ action and the equity purchasers’ action, the district court granted the plaintiff’s motion for class certification. The parties are currently engaged in discovery.

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

•       success and timing of regulatory filings and approvals for products developed by us or our licensing partners or for collaborative agreements;

•       timing of product launch;

•  introduction of competitive products into the market;

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

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

We are exposed to market risk from changes in interest rates and equity prices, which could affect our future results of operations and financial condition. These risks are described in our annual report on Form 10-K for the year ended December 31, 2004. As of November 8, 2005, there have been no material changes to the market risks described in our annual report on Form 10-K for the year ended December 31, 2004. Additionally, we do not anticipate any near-term changes in the nature of our market risk exposures or in our management’s objectives and strategies with respect to managing such exposures.

ITEM 4.                CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2005, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS

On September 7, 2005, we announced that the FDA received an abbreviated new drug application, or ANDA, from Breath Limited seeking marketing approval for generic copies of our 1.25 mg, 0.63 mg and 0.31 mg XOPENEX brand levalbuterol HCl Inhalation Solution unit dose vial products. XOPENEX Inhalation Solution Concentrate is not subject to the ANDA Breath Limited’s submission includes a Paragraph IV certification alleging that our patents listed in the Orange Book for XOPENEX Inhalation Solution are invalid, unenforceable or not infringed by Breath Limited’s proposed product. On October 21, 2005, we filed a civil action against Breath Limited for patent infringement. Should we successfully enforce our patents, the FDA will not approve the ANDA until expiration of the applicable patents. Otherwise, the FDA will stay it’s approval of the ANDA until March 7, 2008 or until a court decides that our patents are invalid, unenforceable or not infringed, whichever is earlier. Patent litigation involves complex legal and factual questions. We can provide no assurance concerning the outcome or the duration of the lawsuit. If we are not successful in enforcing our patents, we will not be able to exclude the generic company, for the full term of our patents, from marketing their generic version of XOPENEX Inhalation Solution. Introduction of a generic copy of XOPENEX Inhalation Solution before the expiration of our patents could have a material adverse effect on our business.

We and several of our current and former officers and a current director are named as defendants in several class action complaints which have been filed on behalf of certain persons who purchased our common stock and/or debt securities during different time periods, beginning on various dates, the earliest being May 17, 1999, and all ending on March 6, 2002. These complaints allege violations of the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder by the SEC. Primarily they allege that the defendants made certain materially false and misleading statements relating to the testing, safety and likelihood of FDA approval of tecastemizole. On April 11, 2003, two consolidated amended complaints were filed, one on behalf of the purchasers of our equity securities and the other on behalf of the purchasers of our debt securities. These consolidated amended complaints reiterate the allegations contained in the previously filed complaints and define the alleged class periods as May 17, 1999 through March 6, 2002. On September 8, 2005, in both the debt purchasers’ action and the equity purchasers’ action, the district court granted the plantiff’s motion for class certification. The parties are currently engaged in discovery. We are unable to reasonably estimate any possible range of loss related to these lawsuits due to their uncertain resolution. However, any conclusion of these matters in a manner adverse to us would have a material adverse effect on our financial condition and business.

ITEMS 2-5.   NONE

ITEM 6.                EXHIBITS

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

SEPRACOR INC.
Date: November 8, 2005	By:	/s/ TIMOTHY J. BARBERICH
Timothy J. Barberich Chairman and Chief Executive Officer (Principal Executive Officer)
Date: November 8, 2005	By:	/s/ ROBERT F. SCUMACI
Robert F. Scumaci Executive Vice President, Finance and Administration, and Treasurer (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.