Form 10-K
period 2005-12-31
SEPRACOR INC /DE/
filed 2006-03-16
CIK 877357

Use these links to rapidly review the document
TABLE OF CONTENTS

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT
TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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

Common Stock, $.10 par value
(Title of class)

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

        Large accelerated filer ☒    Accelerated filer ☐     Non-accelerated filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        The aggregate market value of voting common stock held by nonaffiliates of the registrant based, on the last reported sale price of the common stock on the Nasdaq Stock Market on June 30, 2005, was approximately $6,320,191,000.

        The number of shares outstanding of the registrant's class of common stock as of March 1, 2006 was 104,419,960 shares.

DOCUMENTS INCORPORATED BY REFERENCE

2005 Annual Report to Stockholders—Part II
Proxy Statement for the 2006 Annual Meeting of Stockholders—Part III

Sepracor Inc.
FORM 10-K

Cautionary Statement Regarding Forward-Looking Statements

        This annual report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 concerning our business, operations and financial condition, including statements with respect to the safety, efficacy and potential benefits of our products under development, expectations with respect to the timing and success of the development and commercialization of our products and product candidates and acquisitions of technologies, product candidates, approved products and/or businesses, the timing and success of the submission, acceptance and approval of regulatory filings, the scope of patent protection with respect to these product candidates and our products and information with respect to the other plans and strategies for our business and the business of our subsidiaries. All statements other than statements of historical facts included in this annual report on Form 10-K regarding our strategy, future operations, timetables for product testing, development, regulatory approvals and commercialization, acquisitions, financial position, costs, prospects, plans and objectives of management are forward-looking statements. When used in this annual report on Form 10-K the words "expect", "anticipate", "intend", "plan", "believe", "seek", "estimate", and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements for a number of important reasons, including those discussed under "Risk Factors", "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this annual report on Form 10-K.

        You should read these forward-looking statements carefully because they discuss our expectations about our future performance, contain projections of our future operating results or our future financial condition, or state other "forward-looking" information. You should be aware that the occurrence of any of the events described under "Risk Factors" and elsewhere in this annual report on Form 10-K could substantially harm our business, results of operations and financial condition and that upon the occurrence of any of these events, the trading price of our common stock could decline.

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

PART I

Item 1. Business.

The Company

        Sepracor Inc. is a research-based pharmaceutical company focused on the discovery, development and commercialization of differentiated products that address large and growing markets, unmet medical needs, and are prescribed principally by primary care physicians. Our proprietary compounds are either:

  •
  Single isomers or active metabolites of existing drugs, or

  •
  New chemical entities that are unrelated to marketed drugs.

        Our drug research and development program has yielded a portfolio of drugs and drug candidates intended to treat a broad range of indications. We are currently concentrating our product development efforts in two therapeutic areas: respiratory disease and central nervous system disorders.

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

        We currently manufacture and sell three products:

  •
  XOPENEX® (levalbuterol HCl) Inhalation Solution, a short-acting bronchodilator, for the treatment or prevention of bronchospasm in patients with reversible obstructive airway disease;

  •
  XOPENEX HFA™ (levalbuterol tartrate) Inhalation Aerosol, a hydrofluoroalkane, or HFA, metered-dose inhaler, or MDI, for the treatment or prevention of bronchospasm in adults, adolescents and children four years of age and older with reversible obstructive airway disease; and

  •
  LUNESTA™ (eszopiclone) for the treatment of insomnia.

        We currently market these products in the U.S. to primary care physicians, allergists, pulmonologists, pediatricians, hospitals, psychiatrists and sleep specialists, as appropriate, through our 1,500-person sales organization.

        We have, from time to time, licensed our technology and patent rights to third parties. These out-licensing agreements include Schering-Plough Corporation for CLARINEX® (desloratadine); sanofi-aventis, formerly Aventis, for ALLEGRA® (fexofenadine HCl); and UCB Pharma for XYZAL®/XUSAL™ (levocetirizine). As a result of these agreements, we earned royalties in 2005, 2004 and 2003 on sales of CLARINEX, ALLEGRA and XYZAL/XUSAL.

        In 2005 our key developments included the following:

  •
  We commercially launched LUNESTA brand eszopiclone for the treatment of insomnia in April 2005, supported by an extensive direct-to-patient and physician education campaign and the efforts of our primary care and specialty sales force;

  •
  In March 2005, we received U.S. Food and Drug Administration, or FDA, approval for XOPENEX HFA™ brand levalbuterol tartrate, an HFA MDI, and in December, we commercially introduced the product in the U.S. Indicated for the treatment or prevention of bronchospasm in patients with reversible obstructive airway disease, XOPENEX HFA complements our existing XOPENEX Inhalation Solution product line;

  •
  We expanded our sales force in 2005 in anticipation of the launch of XOPENEX HFA by hiring an additional 175 sales professionals to call on respiratory specialists and hospitals;

  •
  In December 2005, we submitted our New Drug Application, or NDA, for arformoterol tartrate as a long-term maintenance treatment of chronic obstructive pulmonary disease, or COPD. Arformoterol, a single isomer of arformoterol, is the first long-acting bronchodilator to be developed in an inhalation solution for use with a nebulizer, which is a machine that converts liquid medication into a fine mist that is inhaled through a mask;

  •
  Data from four Phase IIIB/IV studies of LUNESTA were presented at medical society meetings throughout 2005. These studies included a six-month, placebo-controlled study in patients with primary chronic insomnia as well as three studies in patients experiencing insomnia associated with co-existing conditions including depression, rheumatoid arthritis and perimenopause; and

  •
  We filed an Investigational New Drug, or IND, application with the FDA and began a Phase I clinical study of a triple reuptake inhibitor that we are investigating for the treatment of major depressive disorder, or MDD.

        For the year ended December 31, 2005, our total revenues and net income were $820.9 million and $5.0 million, respectively. The fourth quarter of 2005 was our first profitable quarter since inception. We have funded our operations primarily through convertible debt financings, sales of our products, license agreements for our drug compounds, and the issuance of common stock, including the exercise of stock options. We now plan to finance our operations primarily from profits and cash flow from operations. In order to achieve continued profitability, we will need to continue to grow our product sales. The rate of our future sales growth depends, in part, upon our ability to successfully develop or acquire and commercialize new product candidates.

        Our future success is also highly dependent on obtaining and maintaining patent protection for our products. In September 2005, we received notification that the FDA had received an abbreviated new drug application, or ANDA, from Breath Limited for a generic version of levalbuterol hydrochloride inhalation solution. Breath Limited's submission includes a Paragraph IV certification alleging that our patents for XOPENEX Inhalation Solution listed in the FDA publication entitled "Approved Drug Products With Therapeutic Equivalence Evaluations", commonly know as the "Orange Book", are invalid, unenforceable or not infringed by Breath Limited's proposed product. We were notified in January 2006 of a second levalbuterol inhalation solution ANDA including a paragraph IV certification, which was submitted to the FDA by Dey, L.P. We own five U.S. patents on methods of treating patients with levalbuterol, with patent terms expiring between 2010 and 2013. Our sixth patent covering stable levalbuterol formulations expires in 2021. We have filed civil actions for patent infringement against Breath Limited and Dey, L.P. Should we successfully enforce our patents, ANDA approval will not occur until the expiration of the applicable patents. Otherwise, the FDA will stay its approval of the relevant ANDA until 30 months following the date we received notice of such ANDA or until a court decides that our patents are invalid, unenforceable or not infringed, whichever is earlier. The loss of patent protection on levalbuterol or any of our other products would materially impact our results of operations.

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

Active Metabolites

        Drugs administered to treat diseases are sometimes transformed, or metabolized, within the body into a variety of related chemical forms known as metabolites, some of which may have therapeutic activity. Metabolites that have therapeutic activity are known as active metabolites. Active metabolites can also be synthesized in the laboratory. During preclinical and clinical testing of a parent drug, subjects are exposed to metabolites of the parent drug. Therefore, a developer of an active metabolite may be able to rely upon certain known clinical information from the parent drug in its NDA submission for the active metabolite, including safety data. In some cases, this can eliminate the need for certain clinical studies and expedite the development process of an active metabolite drug.

        In contrast to traditional new drug development, the safety and efficacy of the racemates and parent drugs of our pharmaceuticals under development are often well understood before clinical trials begin. Parent drugs have been successfully taken through clinical studies and may have been on the market for years. We evaluate isomers or active metabolites in an accelerated and focused manner that allows us to efficiently identify potential advantages in our candidates such as improvements in potency, onset of action, duration of activity, dosage, additional indications or meaningful reductions in side effects or adverse reactions.

New Chemical Entities

        We have expanded our efforts to look beyond single isomers and active metabolites as sources of discovering new compounds. We are actively pursuing novel new chemical entity research and licensing activities focusing primarily on central nervous system disorders and respiratory diseases.

Marketed Products

XOPENEX® INHALATION SOLUTION

Overview

        XOPENEX (levalbuterol HCl) Inhalation Solution is a short-acting beta-agonist used to treat and prevent bronchospasm in children and adults. XOPENEX Inhalation Solution is used to relax the constricted or narrowed bronchial tubes and reduce bronchospasm in the lung. Bronchospasm occurs most commonly in patients with reversible obstructive airway disease, such as asthma, but can also occur in patients with COPD, including chronic bronchitis and emphysema, lung infections, acute bronchitis and other medical conditions. XOPENEX Inhalation Solution comes in a liquid form that is turned into a vapor-like mist in a nebulizer machine and is then inhaled. XOPENEX Inhalation Solution is marketed in 0.31 mg and 0.63 mg dosage strengths for routine treatment of children 6 to 11 years old, and 0.63 mg and 1.25 mg for patients 12 years of age and older. We sell XOPENEX Inhalation Solution in the U.S. through our sales force, which consists of approximately 1,500 sales professionals.

        According to the American Lung Association, approximately 26 million Americans have been diagnosed with asthma in their lifetime. It is the most common childhood illness and affects approximately 8.6 million children in the U.S. under the age of 18.

        We commercially introduced XOPENEX Inhalation Solution in May 1999. XOPENEX Inhalation Solution revenues tend to be greater during the colder weather months, when asthma symptoms are more prevalent, thus our first quarter and fourth quarter revenues historically have exceeded those of the second and third quarters. Our revenues from sales of XOPENEX Inhalation Solution grew to $428.5 million in 2005 from $319.8 million in 2004 and $286.8 million in 2003. XOPENEX Inhalation Solution accounted for approximately 52%, 84% and 83% of our total revenues in 2005, 2004 and 2003, respectively. We expect that XOPENEX Inhalation Solution will account for a substantial portion of our revenues in 2006.

Intellectual Property Position

        We have five issued U.S. patents covering the approved therapeutic use of XOPENEX Inhalation Solution, expiring between January 2010 and August 2013. We have one other issued U.S. patent covering the marketed formulation of XOPENEX Inhalation Solution, expiring in March 2021. In

September 2005, we received notification that the FDA had received an ANDA from Breath Limited for a generic version of levalbuterol hydrochloride inhalation solution. Breath Limited's submission includes a Paragraph IV certification alleging that our patents listed in the Orange Book for XOPENEX Inhalation Solution are invalid, unenforceable or not infringed by Breath Limited's proposed product. We were notified in January 2006 of a second levalbuterol inhalation solution ANDA including a paragraph IV certification, which was submitted to the FDA by Dey, L.P. We have filed civil actions for patent infringement against Breath Limited and Dey, L.P. Should we successfully enforce our patents, ANDA approval will not occur until the expiration of the applicable patents. Otherwise, the FDA will stay its approval of the relevant ANDA until 30 months following the date we received notice of such ANDA or until a court decides that our patents are invalid, unenforceable or not infringed, whichever is earlier. Our patent litigation will involve complex legal and factual questions, and we may not be able to exclude a generic company, for the full term of our patents, from marketing a generic version of XOPENEX Inhalation Solution.

Manufacturing and Product Supply

        We manufacture the active pharmaceutical ingredient, or API, for XOPENEX Inhalation Solution at our manufacturing facility in Nova Scotia, Canada. This facility is part of Sepracor Canada Ltd., our wholly owned subsidiary. We also have a qualified second source for API manufacturing at Rhodia-Chirex, Inc. in the United Kingdom. We currently have one qualified manufacturer of finished commercial supplies of XOPENEX Inhalation Solution, Cardinal Health—Sterile Technologies, a division of Cardinal Health, Inc., based near Chicago, Illinois. We are in the process of qualifying a second source manufacturer for this product. Any future change to manufacturers or the manufacturing process requires regulatory approval. We seek to maintain sufficient inventories of API and finished products to protect against supply disruptions.

Competition

        In the asthma market, XOPENEX Inhalation Solution faces competition from albuterol, a generic drug. Albuterol has been sold for many years, is well established and sells at prices substantially lower than XOPENEX Inhalation Solution. To continue to be successful in the marketing of XOPENEX Inhalation Solution, we must continue to demonstrate that the efficacy and safety features of the drug outweigh its higher price.

XOPENEX HFA™ METERED-DOSE INHALER

Overview

        XOPENEX HFA™ (levalbuterol tartrate) Inhalation Aerosol, an HFA MDI, is indicated for the treatment or prevention of bronchospasm in adults, adolescents and children four years of age and older with reversible obstructive airway disease. MDIs are hand-held pressurized canisters that deliver inhaled medications directly to the lungs. XOPENEX HFA combines levalbuterol with a propellant to produce a fine mist that delivers a specific amount of medication to a patient's lungs. XOPENEX HFA complements the XOPENEX Inhalation Solution product line and provides patients with a portable means of administering XOPENEX.

        XOPENEX HFA does not contain any ozone depleting chlorofluorocarbons, or CFCs, but instead contains, as its propellant, only hydrofluoroalkane, which is not ozone-depleting. Approximately 95 percent of the short-acting beta-agonist inhalers sold in 2005 contained CFC propellants, according to IMS Health information. Under provisions in the Montreal Protocol on Substances that Deplete the Ozone Layer, an international agreement that requires the phase-out of substances that deplete the ozone layer, MDIs containing CFC propellants would qualify for removal from the marketplace. In March 2005, the FDA issued its final rule for the removal of the essential use exemption for albuterol, which currently permits the use of CFC-containing albuterol inhalers despite environmental concerns. Under the rule, all production and sales of CFC-containing albuterol MDIs in the U.S. are required to cease by the end of 2008.

        On March 11, 2005, we announced that we had received approval from the FDA for our NDA for XOPENEX HFA. In December 2005, we commercially launched XOPENEX HFA in the U.S. XOPENEX HFA is marketed through our sales force of approximately 1,500 sales professionals, including 175 respiratory specialist sales professionals who were hired in October 2005 in anticipation of the launch of XOPENEX HFA. These additional sales professionals call on hospitals and respiratory specialists, including pulmonologists, allergists, hospitals and pediatricians, in support of XOPENEX HFA.

        Revenues from sales of XOPENEX HFA in 2005 were related to product stocking at the retail level and were approximately $12.0 million or just over 1% of our overall revenues in 2005. XOPENEX HFA revenues are expected to be greater during the colder weather months, when asthma symptoms are more prevalent, thus our first quarter and fourth quarter revenues are expected to exceed those of the second and third quarters. In 2006, we expect that XOPENEX HFA will account for less than 10% of our overall revenues.

Intellectual Property Position

        We have five issued U.S. patents covering the approved therapeutic use of XOPENEX HFA, expiring between January 2010 and August 2013. We also have a non-exclusive license under certain patents owned by 3M that relate to HFA inhalation aerosol technology.

Manufacturing and Product Supply

        We manufacture the API for XOPENEX HFA at our facility in Nova Scotia, Canada. We also have a qualified second source for API manufacturing at Rhodia-Chirex, Inc. in the United Kingdom. We currently have one qualified manufacturer of finished commercial supplies of XOPENEX HFA, which is Minnesota Mining and Manufacturing Company, or 3M. Under our supply agreement with 3M, we are obligated to pay to 3M a combination of a fixed price per unit of product purchased and a percentage royalty based on our net sales of XOPENEX HFA. We have several suppliers from whom we order components that go into the manufacture of the canister. These parts are shipped to a 3M Healthcare site in California for final manufacturing, which includes aerosol filling and packaging. Any future change to manufacturers or the manufacturing process requires regulatory approval. We seek to maintain sufficient inventories of API and finished products to protect against supply disruptions.

Competition

        In the asthma market, XOPENEX HFA faces competition from generic and branded albuterol inhalers. Albuterol MDIs have been on the market for many years and are well established. In this market, we face competition from generic CFC-containing albuterol MDIs and branded CFC-free albuterol MDIs, such as VENTOLIN® and PROVENTIL®. CFC-containing albuterol MDIs sell at prices substantially less than XOPENEX HFA. In addition, XOPENEX HFA sells at a slight premium to CFC-free albuterol MDIs. To be successful in the marketing of XOPENEX HFA, we must demonstrate that the efficacy and safety features of the drug outweigh its higher price.

LUNESTA

Overview

        LUNESTA brand eszopiclone is a non-narcotic non-benzodiazepine used for the treatment of insomnia. Symptoms of insomnia include difficulty falling asleep, awakening frequently during the night,

waking up too early, an inability to fall back to sleep, or awakening feeling unrefreshed. LUNESTA is approved for long- or short-term treatment of sleep onset and sleep maintenance insomnia. LUNESTA is classified as a schedule IV controlled substance and is marketed in 1 mg, 2 mg and 3 mg film-coated tablets.

        In December 2004, we received approval from the FDA for our NDA for LUNESTA brand eszopiclone. We commercially introduced LUNESTA in the U.S. in April 2005, and the product is marketed through our sales force. Our revenues from sales of LUNESTA were $329.2 million in 2005, representing 40% of our total 2005 revenues. We expect that LUNESTA will account for a substantial portion of our revenues in 2006.

        Under our original license agreement with Rhone-Poulenc Rorer SA (the predecessor to sanofi-aventis) for eszopiclone, dated October 1999, we are obligated to pay a 5% royalty on sales of LUNESTA in the U.S. and, as part of the July 2004 amendment to this agreement, we permitted Aventis, now sanofi-aventis, to assign our royalty obligation to a third party in exchange for the right to read and reference Aventis' regulatory filings related to zopiclone outside of the U.S. for the purpose of development and regulatory registration of eszopiclone outside of the U.S. Aventis has assigned to us the foreign counterparts to the U.S. patent covering eszopiclone and its therapeutic use.

        During 2005, we devoted significant resources to the completion of Phase IIIB/IV studies related to LUNESTA. We expect that we will continue to devote significant resources to Phase IV post-marketing studies of LUNESTA during 2006.

Intellectual Property Position

        We have two issued U.S. patents covering the therapeutic use of LUNESTA (eszopiclone) and another issued U.S. patent covering the compound eszopiclone and pharmaceutical formulations containing eszopiclone. The natural terms of the compound/formulation patent and one of the use patents expire in January 2012 while the natural term of the other use patent expires in August 2012. Under the Drug Price Competition and Patent Term Extension Act of 1984, known as the Hatch-Waxman Act, we have applied for a patent term extension for the compound/formulation patent. We cannot predict whether or not the patent term extension will be granted or the length of any patent term extension that might be granted.

        The Hatch-Waxman Act also provides for a five-year period of exclusivity beginning on the date of approval of LUNESTA, during which the FDA will not approve an ANDA for any product containing eszopiclone.

Manufacturing and Product Supply

        We manufacture the LUNESTA API at our manufacturing facility in Nova Scotia, Canada. We also have a qualified second source for API manufacturing at Dow Chemical Inc. in Michigan. Our final tablet manufacturing and packaging takes place at Patheon, Inc., outside of Toronto, Canada, with a second Patheon site, currently used for packaging only, in Cincinnati, Ohio. Currently, Patheon is the only qualified manufacturer of finished commercial supplies of LUNESTA. Any future change to manufacturers or the manufacturing process requires regulatory approval. We seek to maintain sufficient inventories of API and finished products to protect against supply disruptions.

Competition

        In the sleep disorder market, LUNESTA faces intense competition from established products such as AMBIEN® and SONATA®. In 2005, other competitive therapies were commercially introduced, including AMBIEN CR™ and ROZEREM™. We expect that LUNESTA will face increasing competition from these new entrants in the insomnia market as well as from other potentially competitive therapies in clinical development and under FDA review for the treatment of insomnia.

        We plan to compete to a large extent through our emphasis on LUNESTA's product labeling and through dissemination of scientific and medical information. LUNESTA's product label describes the results of one of our long-term, placebo-controlled studies of LUNESTA in which sustained efficacy and safety of LUNESTA were demonstrated nightly over a period of six months, without any evidence of tolerance. Currently, no other insomnia treatments on the market have data in their product labels that describe placebo-controlled safety and efficacy studies conducted for longer than five weeks of nightly use. We have also completed Phase IIIB/IV studies of LUNESTA for the treatment of insomnia in patients with co-existing diseases or conditions as well as a second six-month, placebo-controlled study. We have published or are seeking to publish this data and believe that the results of these studies provide a science-based competitive advantage over many other marketed insomnia treatments.

Research and Development Pipeline

RESPIRATORY

        XOPENEX HFA.    In 2006, we plan to submit three supplemental NDAs to the FDA in support of XOPENEX HFA. These supplemental NDAs are intended to refine our existing XOPENEX HFA product and relate to the product's actuator, dose counter and a new smaller canister that may be introduced as a sample, or as another version of the product.

        ARFORMOTEROL.    In December 2005, we submitted our NDA to the FDA for arformoterol tartrate inhalation solution, a long-acting beta-agonist formulation for long-term maintenance treatment of COPD. The Prescription Drug User Fee Act date, or PDUFA date, for the arformoterol NDA is October 12, 2006. A PDUFA date is the date by which the FDA is expected to review and act on an NDA submission. We completed more than 100 preclinical and 16 clinical studies of arformoterol involving more than 2,000 patients. Among the clinical studies conducted were two 12-week pivotal studies, each with more than 700 patients, as well as a large-scale, 12-month safety study. In Phase III studies, patients treated with arformoterol demonstrated a statistically significant improvement in FEV1, which is a test of lung function, versus those patients administered placebo. We intend to market arformoterol if approved through our sales force. We cannot be certain arformoterol will be approved based on the NDA we submitted to the FDA, or at all.

CENTRAL NERVOUS SYSTEM (CNS)

        LUNESTA.    We are currently pursuing opportunities to develop and market LUNESTA outside the U.S. In the European Union, or E.U., we are pursuing a path toward registration and filing of a Marketing Authorization Application, or MAA, with regulatory authorities. In support of this effort, we are planning to initiate a European clinical study of LUNESTA in patients with depression. In Japan, in 2005, we completed a Phase I pharmacokinetic study of LUNESTA for use in connection with registration with the Japanese regulatory authorities. We are seeking a meeting with the Japanese health authorities in 2006 to discuss our plans for further study and development of LUNESTA in Japan.

        We have responded to the FDA regarding their request for pediatric studies of LUNESTA. If the FDA accepts our proposed pediatric plan, we anticipate commencing those studies in 2006.

        SEP-225289.    In October 2005, we initiated a Phase I, single-blind, randomized, placebo-controlled safety, tolerability and pharmacokinetic clinical study for SEP-225289, a serotonin, norepinephrine and dopamine reuptake inhibitor, or SNDRI, for the treatment of major depressive disorder, or MDD. SEP-225289 has been shown in preclinical studies to be a potent and balanced reuptake inhibitor of serotonin, norepinephrine and dopamine, which are three neurotransmitters associated with depression. While there are currently no triple reuptake inhibitors on the market, studies suggest that a triple mechanism of action may provide a profile superior to those of currently marketed antidepressants. Contingent on successful completion of the Phase I studies of SEP-225289, we intend to initiate a Phase II study of SEP-225289 in 2006 for the treatment of depression.

        SEP-227162.    SEP-227162 is a serotonin and norepinephrine reuptake inhibitor for which we are targeting submission of an IND for the treatment of depression in 2006.

        SEP-226330.    SEP-226330 is a norepinephrine and dopamine reuptake inhibitor. In 2001, we submitted an IND to the FDA, and in 2002, we completed a Phase I clinical study of SEP-226330. In 2005, we completed a Phase II proof-of-concept study for the treatment of restless legs syndrome. In this study, SEP-226330 did not meet our standards for efficacy on the compound's primary efficacy outcome measure. However, we expect to continue to conduct preclinical evaluations of SEP-226330 as a potential novel mechanistic approach for the treatment of other central nervous system disorders, such as Parkinson's disease, in 2006.

CARDIOVASCULAR

        (S)-Amlodipine.    In 2005, we continued our clinical evaluation of (S)-amlodipine as a potential treatment for hypertension. We have conducted both Phase I and Phase II clinical studies of (S)-amlodipine. Amlodipine, marketed by Pfizer Inc. as NORVASC®, is the leading calcium channel antagonist approved for use for the treatment of hypertension and angina. The evolving paradigms for hypertension treatment are focusing on the use of multiple mechanistic approaches as initial therapy, such as the use of calcium channel blockers, known as CCBs, with angiotensin converting enzyme, known as ACE inhibitors, or angiotensin II receptor blockers, known as ARBs. We have completed our evaluations of (S)-amlodipine and consider the compound to be a potential out-licensing candidate.

        All of our drug candidates will require significant additional research, development, successful preclinical and/or clinical testing, regulatory approval and a commitment of significant additional resources prior to commercialization.

Drug Discovery

        We are continuing our research efforts for novel compounds for treatment of CNS disorders. In this program we are seeking to discover novel compounds, unrelated to existing commercial compounds, which we believe may have the potential to provide benefits over existing treatments or address unmet medical needs.

Partnered Research

        ACADIA Pharmaceuticals.    In January 2005, we entered into a license, option and collaboration agreement, or collaboration agreement, with ACADIA Pharmaceuticals Inc., or ACADIA, for the development of new drug candidates targeted toward the treatment of central nervous system disorders. The collaboration has been established to investigate potential clinical candidates resulting from applying ACADIA's medicinal chemistry and discovery platform against a broad array of selective muscarinic receptors, which are receptors that respond to acetylcholine, a neurotransmitter in the central nervous system. The collaboration includes ACADIA's m1 agonist program, which is designed to target neuropsychiatric/neurologic conditions and neuropathic pain. The agreement also encompasses an option to select a preclinical program from ACADIA's 5-HT2a program for use in combination with

LUNESTA. 5-HT2a antagonists have been shown in clinical studies to affect sleep architecture in humans. Under the collaboration agreement, the parties have agreed to collaborate with each other to research and develop certain compounds that interact with these muscarinic receptors. We will have exclusive worldwide rights in any field outside of the prevention or treatment of ocular disease to develop and commercialize compounds developed under our collaboration with ACADIA.

        In connection with the collaboration, we have purchased an aggregate of $20 million of ACADIA common stock. During the three-year research term of the collaboration agreement, we will provide ACADIA with research funding. In addition, we have agreed to make milestone payments to ACADIA upon the achievement by ACADIA of specified development and regulatory milestones for each product developed under the collaboration, including any product to be used in combination with LUNESTA that is developed under the collaboration. We have also agreed to pay royalties to ACADIA on net worldwide sales on products developed under the collaboration. Assuming the successful development of a single product in the muscarinic program, we will be required to pay ACADIA up to $40 million in aggregate payments plus applicable royalties. In addition, should the collaboration successfully develop a combination product with LUNESTA, we will also be obligated to pay ACADIA up to approximately $35 million in aggregate payments plus applicable royalties.

Partnered Products

        Royalty revenues from our out-licensing agreements were $51.2, $52.2 and $51.5 million for the years ended December 31, 2005, 2004 and 2003, respectively. These royalty revenues represented 6%, 14% and 15% of our total revenues in 2005, 2004 and 2003, respectively.

        sanofi-aventis for Fexofenadine HCl.    In July 1993, we licensed to Hoechst Marion Roussel, Inc., now sanofi-aventis (formerly Aventis), our U.S. patent rights covering fexofenadine HCl. In October 1996, Aventis commercially introduced ALLEGRA®, which is fexofenadine hydrochloride. Since March 1, 1999, we have been entitled to receive royalties on fexofenadine product sales in countries where we have patents related to fexofenadine. In February 2001, we began earning royalties on fexofenadine sales in the U.S. However, since the introduction of a generic version of ALLEGRA in the U.S. during the third quarter of 2005, we have ceased to earn royalties on U.S. sales of ALLEGRA. We are currently receiving royalties from sanofi-aventis for sales of ALLEGRA in Japan, Canada and Australia and in certain E.U. member states.

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

        UCB Pharma for Levocetirizine.    On February 23, 2006, we announced that we entered into a licensing agreement with UCB, relating to the antihistamine levocetirizine. Under this agreement, we have exclusively licensed to UCB all of our patents and patent applications in the U.S. regarding levocetirizine and royalties will be payable to us on U.S. sales of levocetirizine products. In June 1999, we licensed to UCB Farchim SA, now UCB Pharma, or UCB, all of our issued patents and patent applications covering levocetirizine, a single isomer of UCB's antihistamine, ZYRTEC®, to develop, market and sell levocetirizine as a nonsedating antihistamine, worldwide, except in the U.S. and Japan.

Under the agreement, we receive royalties from UCB on sales of levocetirizine in E.U. member states in which the product has been launched and where we hold patents relating to levocetirizine. Levocetirizine is marketed as XUSAL™ in Germany and as XYZAL® in other E.U. member states. XYZAL/XUSAL is indicated for the treatment of seasonal and perennial allergic rhinitis in adults and children aged six years and older. XYZAL is also indicated for persistent allergic rhinitis, which is characterized as allergic symptoms that are present for at least four days per week, and last at least four consecutive weeks. Under the agreement, we are currently receiving royalties on sales of all formulations of levocetirizine in countries where we have issued patents, and royalties will escalate upon achievement of sales volume milestones.

Research and Development

        Our research and development activities are primarily directed toward discovering and developing potentially improved versions of widely-prescribed drugs and new chemical entities unrelated to commercial compounds.

        Our total research and development expenses were $144.5, $160.0 and $220.2 million for 2005, 2004 and 2003, respectively. We have included in the 2003 expenses $18.8 million relating to the write-off of patents and intangible assets relating to tecastemizole. We discontinued development of tecastemizole in December 2003.

        Our spending during the past three years has centered on advancing our drug candidates through clinical trials. We expend the majority of funds on programs closest to NDA submission. Over the three-year period ended December 31, 2005, our principal research and development programs were (1) the development of LUNESTA brand eszopiclone, formerly referred to as ESTORRA, or (s)-zopiclone, for which we received an approval letter from the FDA in December 2004, and which we commercially launched in April 2005; (2) the development of XOPENEX HFA, for which we announced on March 11, 2005 that we received approval from the FDA and which we commercially launched in December 2005; (3) the development of arformoterol, for which we submitted an NDA to the FDA in December 2005; (4) Phase IV studies of levalbuterol HCl inhalation solution, known as XOPENEX Inhalation Solution; and (5) the development of (S)-oxybutynin, which we elected to no longer fund in 2004.

        In 2006, we expect research and development expenditures to increase over 2005 and that our principal research and development activities will be (1) Phase IV studies for LUNESTA; (2) additional Phase IIIB/IV studies in support of XOPENEX HFA; (3) additional Phase IIIB studies in support of arformoterol; (4) additional studies related to the advancement of SEP-225289 and (5) drug discovery.

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

        We have established a sales force to market XOPENEX Inhalation Solution, our short-acting bronchodilator; LUNESTA brand eszopiclone, for the treatment of insomnia; and XOPENEX HFA, for the treatment or prevention of bronchospasm in adults, adolescents and children four years of age and older with reversible obstructive airway disease. As of December 31, 2005, we had approximately 1,500 sales professionals who market our drugs to primary care physicians, psychiatrists, pediatricians, pulmonologists, allergists, sleep specialists and hospitals in the U.S.

        All of our products are primarily sold directly to pharmaceutical wholesalers and retail pharmacy chains. There are a limited number of major wholesalers and retail chains as a result of significant consolidation among companies in the industry. Therefore, as is typical in the pharmaceutical industry, a few customers provide a significant portion of our overall revenues. Also, our terms of sale typically allow for the return of unused product up to one year after product expiration.

        Product sales of XOPENEX Inhalation Solution, XOPENEX HFA and LUNESTA to McKesson Corp., AmerisourceBergen Corp. and Cardinal Health, Inc. provided approximately 27%, 24% and 18%, respectively, of our revenues in 2005. No other customer accounted for more than 10% of our revenues in 2005.

        We currently warehouse and ship all of our products through Cardinal SPS, a division of Cardinal Health, Inc. based near Nashville, Tennessee. Our expectation for 2006 and beyond is to continue to distribute all of our products through one third-party vendor with at least two locations.

        In 2006, we expect sales and marketing expenses to increase as we:

  •
  increase our sales commission and distribution costs as a result of expected increases in sales of our products;

  •
  continue marketing programs for LUNESTA, including significant spending on physician and direct-to-consumer advertising; and

  •
  incur costs related to our planned sales force expansion of approximately 500 sales professionals and managers. We expect this hiring to be complete sometime in the second quarter of 2006.

Manufacturing

        We prepare our drug compounds for research purposes primarily at our laboratories in Marlborough, Massachusetts. We also own and operate a current Good Manufacturing Processes compliant, or GMP-compliant, 39,000 square foot fine chemical manufacturing facility in Windsor, Nova Scotia, which we believe has sufficient capacity to support the production of our product candidates in quantities required for our clinical trials. If we successfully develop and receive regulatory approval for additional product candidates, we will need to either manufacture the drugs ourselves or rely on third parties for manufacturing. While we believe that we have the capability to scale up our manufacturing process to support the production in commercial quantities of certain of the drugs that we intend to market and sell directly, we must contract out to third-party manufacturers the production of a substantial portion of those drugs. See the discussions above for specific information on the manufacture of our marketed products.

        We have established a quality assurance/quality control program to ensure that our products and product candidates are manufactured in accordance with applicable regulations. We require that our contract manufacturers adhere to current GMP. The facilities of our contract manufacturers must pass regular post-approval FDA inspections. The FDA or other regulatory agencies must approve the processes and the facilities that may be used for the manufacture of any of our potential products.

Competition

        Competition in our industry is intense and includes many large and small competitors. The principal means of competition varies from product to product and from time to time. Efficacy, safety, patients' ease of use and cost effectiveness are important factors for success. As discussed in more detail above, all of our products face competition in the marketplace. We cannot be sure that we will be able to demonstrate advantages of our products to prescribing physicians and their patients in comparison to presently marketed products.

        If competitors introduce new products or develop new processes or new information about existing products, then our products, even those protected by patents, may be replaced in the marketplace or we may be required to lower our prices.

        In the antihistamine market, there is intense competition among established products such as CLARINEX, ALLEGRA and ZYRTEC. These products are established and currently each has a significant share of the prescription antihistamine market. This competition has a direct impact on our ability to earn royalties in this market. In September 2005, a generic equivalent to ALLEGRA (fexofenadine) was introduced to the U.S. market. As a result of this generic introduction, we have ceased to earn royalties on U.S. sales of ALLEGRA. Additionally, CLARITIN is sold without a prescription, and there is uncertainty relating to possible changes in the market with much discussion about other allergy products possibly being sold without a prescription. Finally, there is a possibility that generic drug companies may succeed in their patent challenges relating to other drugs with large market share. This could result in the introduction of other generic equivalents, which may increase price competition among antihistamines and lower market share for the branded drugs.

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

  •
  adequate and well-controlled human clinical trials to establish safety and efficacy of the drug for its intended indication;

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

        When a compound is found to be effective and to have an acceptable safety profile in Phase II evaluations, Phase III trials are undertaken to further evaluate clinical efficacy and to test further for safety within an expanded patient population at geographically dispersed clinical study sites. The process of completing clinical testing, obtaining FDA regulatory approval and commencing commercial marketing is likely to take a number of years. We may not successfully complete Phase I, Phase II or Phase III testing within any specified time period, if at all, with respect to any of our products subject to this testing. Even if we successfully complete clinical testing and the FDA accepts an NDA for filing, the FDA may determine not to approve an NDA. Furthermore, even if an NDA is approved the FDA may not accept our evidence that a particular product meets our claims of superiority.

Other Regulations Relating to the Sale of Pharmaceuticals

        FDA regulations pertain not only to health care products, but also to the processes and production facilities used to produce such products. Although we have designed the required areas of our facilities in the U.S. and Canada to conform to current GMP, the FDA will not review the facilities for compliance until we produce a product for which we are seeking marketing approval. Environmental legislation provides for restrictions and prohibitions on releases or emissions of various substances produced in, and waste by-products from, our operations.

        The Controlled Substances Act imposes various registration, record-keeping and reporting requirements, procurement and manufacturing quotas, labeling and packaging requirements, security controls and a restriction on prescription refills on certain pharmaceutical products. A principal factor in determining the particular requirements of this act, if any, applicable to a product is its actual or potential abuse profile. A pharmaceutical product may be listed as a Schedule II, III, IV or V substance, with Schedule II substances considered to present the highest risk of substance abuse and Schedule V substances the lowest. Eszopiclone, the active drug substance in LUNESTA, has been scheduled under the Controlled Substances Act as a Schedule IV substance. Prescriptions for Schedule IV substances may not be filled or refilled more than six months after they are written and they may not be refilled more than five times unless they are renewed. Schedule IV substances are also subject to special handling procedures relating to storage, shipment, inventory control and disposal. In addition to federal scheduling, LUNESTA is subject to state controlled substance regulation, and may be placed in more restrictive state schedules than those determined by the U.S. Drug Enforcement Agency and FDA. To date, LUNESTA has not been placed in a more restrictive schedule by any state.

        The FDA also imposes requirements relating to the marketing of drug products after approval, including requirements relating to the advertising and promotion of drug products to health care professionals and consumers and the reporting to the FDA of adverse drug experiences known to companies holding approved applications. Our failure to adhere to these requirements could lead to regulatory action by the FDA. Information reported to the FDA in compliance with these requirements could cause the FDA to withdraw drug approval or to require modification of labeling, for example to add warnings or contraindications. The FDA has the statutory authority to seek judicial remedies and sanctions and to take administrative corrective action for violation of these and other FDA requirements and standards.

        We are also subject to various federal and state laws pertaining to health care fraud, including anti-kickback laws and false claims laws. Anti-kickback laws make it illegal for a prescription drug manufacturer to solicit, offer, receive, or pay any remuneration in exchange for, or to induce, the utilization of products or services reimbursed by a Federal health care program, including the purchase or prescribing of a particular drug. False claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented for payment to third-party payors, including Medicare and Medicaid, false or fraudulent claims for reimbursed drugs or services, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. Penalties for violations of health care fraud laws can include disgorgement of profits, fines, and exclusion from Federal health care programs such as Medicare.

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

Reimbursement

        In the U.S. and elsewhere, sales of therapeutic and other pharmaceutical products are dependent in part on the availability of reimbursement to the consumer from third-party payors, such as government and private insurance plans. Third-party payors are increasingly challenging the prices charged for medical products and services. We cannot assure you that any of our products will be considered cost effective or that reimbursement to the consumer will be available or will be sufficient to allow us to sell our products on a competitive and profitable basis.

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

Availability and Delivery of Pharmaceutical Products

        We expect debate to continue during 2006 at the federal and state levels over the availability and delivery of and payment for pharmaceutical products. We believe that if certain legislation is enacted, it could have the effect of reducing prices or limiting price increases of pharmaceutical products.

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

Patents and Proprietary Technology

  General

        We and our affiliates and subsidiaries have filed patent applications in the U.S. and selected other countries relating to compositions of, formulations of, methods of making, and methods of using our drugs and drug candidates, and chiral synthesis and separations. In addition, we have licensed from third parties certain rights under various patents and patent applications.

        To the extent that we invent or discover a new, useful and non-obvious invention and file a U.S. patent application for such invention, a composition or method-of-use patent may be issued. We are currently pursuing a policy of seeking patent protection for our drug candidates and discovery programs.

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

        We have a significant number of other U.S. patents and patent applications covering composition of, methods of making and methods of using our product candidates. We may not be issued patents based on patent applications already filed or that we file in the future, and if patents are issued, they may be insufficient in scope. Patents and/or patent applications covering our product candidates would become increasingly material to our business if and when we seek to commercialize these candidates. Our ability to commercialize any drug successfully will largely depend on our ability to obtain and maintain patents of sufficient scope to prevent third parties from developing and commercializing similar or competitive products.

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

        At December 31, 2005, we owned 3,224,333 shares, or approximately 21%, of BioSphere's outstanding common stock, 4,280 shares of Series A Convertible Preferred Stock and warrants to purchase an additional 200,000 shares of common stock. Assuming conversion of the shares of Series A Convertible Preferred Stock of BioSphere and the exercise of our warrants, we would own approximately 26% of the outstanding common stock of BioSphere. We account for our investment in BioSphere under the equity method.

Employees

        On March 1, 2006, we and our wholly-owned subsidiaries employed 2,059 persons. Of these 2,059 employees, 258 were primarily engaged in research, development and engineering activities, 38 were primarily engaged in manufacturing, 1,439 were engaged in direct sales and 324 were primarily engaged in marketing, sales administration, finance and accounting and corporate administration.

Investor Information

        We are a Delaware corporation and were founded in 1984. Our principal executive offices are located at 84 Waterford Drive, Marlborough, Massachusetts 01752. Our phone number is (508) 481-6700.

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

        We file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission. You may read and copy materials that we have filed with the Securities and Exchange Commission at the Securities and Exchange Commission public reference room located at 100 F Street, N.E., Washington, D.C. 20549. Please call the Securities and Exchange Commission at 1-800-SEC-0330 for further information on the public reference room.

        Our Securities and Exchange Commission filings are also available to the public on the Securities and Exchange Commission's Internet website at www.sec.gov.

Item 1A. Risk Factors

        You should carefully consider the risks described below in addition to the other information contained in this report, before making an investment decision. Our business, financial condition or results of operations could be harmed by any of these risks. The risks and uncertainties described below are not the only ones we face. Additional risks not currently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business operations.

Risks Related to Our Financial Results

We have a history of net losses and we may not be able to generate revenues sufficient to achieve and maintain profitability on a quarterly and annual basis.

        Except for our fiscal quarter ended December 31, 2005, we have incurred net losses each quarter since our inception. It is possible we will not be able to achieve profitability again or maintain profitability on a quarterly or annual basis. We expect to continue to incur significant operating expenditures to further develop and commercialize our products and product candidates. As a result, although we achieved profitability for the year ended December 31, 2005, we will need to generate significant revenues in future periods to achieve and maintain profitability. We cannot assure you that we will achieve significant revenues or that we will ever achieve profitability again. Even if we do achieve profitability again, we may not be able maintain profitability for any substantial period of time. If revenues grow more slowly than we anticipate or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial condition will be materially and adversely affected. In addition, if we are unable to achieve or maintain profitability on a quarterly or annual basis, the market price of our common stock may decline.

Almost all of our revenues are derived from sales of LUNESTA and XOPENEX Inhalation Solution and our future success depends on the continued commercial success of these products.

        Approximately 94% and 92% of our revenues for the quarter and year ended December 31, 2005, respectively, resulted from sales of LUNESTA and XOPENEX Inhalation Solution and we expect sales from these two products to represent substantially all of our revenues for the foreseeable future. In April 2005, we commercially launched LUNESTA as a new product in a highly and increasingly competitive market and we cannot be certain that it will achieve continued commercial success. In addition, we do not have long-term sales contracts with our customers, and we rely on purchase orders for sales of LUNESTA and XOPENEX Inhalation Solution. Reductions, delays or cancellations of orders for LUNESTA or XOPENEX Inhalation Solution could adversely affect our operating results. If sales of XOPENEX Inhalation Solution and LUNESTA do not continue to increase, we may not have sufficient revenues to achieve our business plan or repay our outstanding debt, and our business will not be successful. In December 2005, we commercially launched XOPENEX HFA and we cannot be certain that it will achieve commercial success.

        With respect to XOPENEX Inhalation Solution, two generic companies have filed ANDAs with the FDA seeking to market a generic version of levalbuterol hydrochloride inhalation solution. We have commenced litigation against both of these generic companies related to the patents covering this product. A finding that the products these companies wish to market do not infringe our patents or that our patents are invalid or unenforceable will likely lead to introduction of generic levalbuterol inhalation solution. If this occurs, sales of XOPENEX Inhalation Solution will be adversely affected.

        We cannot be certain that we will be able to continue to successfully commercialize our products or that any of our products will continue to be accepted in their markets. Specifically, the following factors, among others, could affect the level of success and market acceptance of LUNESTA, XOPENEX Inhalation Solution and/or XOPENEX HFA:

  •
  a change in the perception of the health care community of their safety and efficacy, both in an absolute sense and relative to that of competing products;

  •
  the introduction of new products into the respiratory or sleep markets;

  •
  the level and effectiveness of our sales and marketing efforts;

  •
  any unfavorable publicity regarding these products or similar products;

  •
  litigation or threats of litigation with respect to these products;

  •
  the price of the product relative to other competing drugs or treatments;

  •
  any changes in government and other third-party payor reimbursement policies and practices; and

  •
  regulatory developments affecting the manufacture, marketing or use of these products.

        Any adverse developments with respect to the sale of LUNESTA or XOPENEX Inhalation Solution could significantly reduce revenues and have a material adverse effect on our ability to maintain profitability and achieve our business plan.

We have significant long-term debt and we may not be able to make principal payments when due.

        As of December 31, 2005, our total long-term debt was approximately $1.2 billion and our stockholders' equity (deficit) was ($165.5) million. None of our 5% debentures due 2007, our 0% Series A notes due 2008, our 0% Series B notes due 2010 nor our 0% notes due 2024 restricts us or our subsidiaries' ability to incur additional indebtedness, including debt that ranks senior to the notes. The 0% notes due 2024 are senior to the Series A notes due 2008 and Series B notes due 2010, which are senior to the 5% debentures due 2007. Additional indebtedness that we incur may in certain circumstances rank senior to or on parity with this debt. Our ability to satisfy our obligations will depend upon our future performance, which is subject to many factors, including factors beyond our control. The conversion prices for the 5% debentures due 2007, 0% Series A notes due 2008 and 0% Series B notes due 2010 are $92.38, $31.89 and $29.84, respectively. On March 1, 2006, the closing sale price of our common stock was $58.15. If the market price for our common stock does not exceed the conversion price, the holders of our outstanding convertible debt may not convert their securities into common stock. Our 0% notes due 2024 are convertible into cash and, if applicable, shares of our common stock at a conversion price of approximately $67.20, at the option of the holders under certain circumstances. We may not be able to make the required cash payments upon conversion of the 0% notes due 2024.

        Historically, we have had negative cash flow from operations. For the year ended December 31, 2005, net cash used in operating activities was approximately $22.6 million. Our annual debt service through 2006, assuming no additional interest-bearing debt is incurred and no additional 5% debentures due 2007 are converted, redeemed, repurchased or exchanged, is approximately $22.0 million. Unless we have sufficient cash or are able to generate sufficient operating cash flow to pay off the principal of our outstanding debt, we will be required to raise additional funds or default on our obligations under the debentures and notes. If revenue generated from sales of LUNESTA and XOPENEX Inhalation Solution do not meet expected levels, it is unlikely that we would have sufficient cash flow to repay our outstanding convertible debt and/or make cash payments upon conversion of the 0% notes due 2024. There can be no assurance that, if required, we would be able to raise the additional funds on favorable terms, if at all.

If we exchange debt for shares of common stock, there will be additional dilution to holders of our common stock.

        As of December 31, 2005, we had approximately $1.2 billion of outstanding long-term debt. In order to reduce future cash interest payments, as well as future payments due at maturity, we may, from time to time, depending on market conditions, repurchase additional outstanding convertible debt for cash; exchange debt for shares of our common stock, warrants, preferred stock, debt or other consideration; or a combination of any of the foregoing. If we exchange shares of our capital stock, or securities convertible into or exercisable for our capital stock, for outstanding convertible debt or use proceeds from the issuance of convertible debt to fund redemption of outstanding convertible debt with a higher conversion ratio, the number of shares that we might issue as a result of such exchanges would significantly exceed the number of shares originally issuable upon conversion of such debt and, accordingly, such exchanges would result in material dilution to holders of our common stock. We cannot assure you that we will repurchase or exchange any additional outstanding convertible debt.

If the estimates we make, or the assumptions on which we rely, in preparing our financial statements prove inaccurate, our actual results may vary from these reflected in our projections and accruals.

        Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses, the amounts of charges accrued by us and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. We cannot assure you, however, that our estimates, or the assumptions underlying them will not be materially different than actual results. For example, our royalty revenue is recognized based upon our estimates of our collaboration partners' sales during the period and, if these sales estimates are greater than the actual sales that occur during the period, our net income would be reduced. This, in turn, could adversely affect our stock price.

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

        We and several of our current and former officers and a current director are named as defendants in several class action complaints which have been filed on behalf of certain persons who purchased our common stock and/or debt securities during different time periods, beginning on various dates, the earliest being May 17, 1999, and all ending on March 6, 2002. These complaints allege violations of the Exchange Act and the rules and regulations promulgated thereunder by the SEC. Primarily they allege that the defendants made certain materially false and misleading statements relating to the testing, safety and likelihood of FDA approval of tecastemizole. On April 11, 2003, two consolidated amended complaints were filed, one on behalf of the purchasers of our equity securities and the other on behalf the purchasers of our debt securities. These consolidated amended complaints reiterate the allegations contained in the previously filed complaints and define the alleged class periods as May 17, 1999 through March 6, 2002. On September 8, 2005, in both the debt purchasers' action and the equity purchasers' action, the district court granted the plaintiff's motion for class certification. The parties are currently engaged in discovery.

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

Fluctuations in the demand for products, the success and timing of collaboration arrangements and regulatory approval, any termination of development efforts will cause fluctuations in our quarterly operating results, which could cause volatility in our stock price.

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

  •
  the initiation of litigation against us, or adverse developments in any judicial proceedings in which we are involved;

  •
  a change in the perception of the health care and/or investor communities with respect to our products;

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

Risks Related to Commercialization

We face intense competition and our competitors have greater resources and capabilities than we have.

        We face intense competition in the sale of our current products, and expect to face intense competition in the sale of any future products we sell. If we are unable to compete effectively, our financial condition and results of operations could be materially adversely affected because we may not achieve our product revenue objectives and because we may use our financial resources to seek to differentiate ourselves from our competition. Large and small companies, academic institutions, governmental agencies and other public and private organizations conduct research, seek patent protection, develop products, establish collaborative arrangements for product development and sell products in competition with us. Many of our competitors and potential competitors have substantially greater resources, manufacturing and sales and marketing capabilities, research and development staff and production facilities than we have. The fields in which we compete are subject to rapid and substantial technological change. Our competitors may be able to respond more quickly to new or emerging technologies or to devote greater resources to the development, manufacture and marketing of new products and/or technologies than we can. As a result, any products and/or technologies that we develop may become obsolete or noncompetitive before we can recover expenses incurred in connection with their development.

        In the respiratory market, we compete primarily against albuterol. XOPENEX Inhalation Solution and generic albuterol inhalation solution currently account for the majority of beta-agonist inhalation solution prescriptions in the market. Albuterol has been marketed for many years, is well established and sells at prices substantially lower than XOPENEX Inhalation Solution. To continue successfully marketing XOPENEX Inhalation Solution, we must continue to demonstrate that the efficacy and safety features of our drug outweigh its higher cost. In the sleep disorder market, we face intense competition from established products, such as AMBIEN and SONATA. We also face competition from the newly approved sleep agents ROZEREM and AMBIEN CR. There are also other potentially competitive therapies that are in late-stage clinical development for the treatment of insomnia. For all of our products, we need to demonstrate to physicians, patients and third-party payors that the cost of our product is reasonable and appropriate in light of its safety and efficacy, its price and the health care benefits, each as compared to other competing products.

We may be unable to commercialize products for which we receive approval from the FDA.

        Commercialization of a product for which we have received an approval letter from the FDA could be delayed for a number of reasons, some of which are outside of our control, including delays in delivery of the product due to importation regulations and/or problems with our distribution channels or delays in the issuance of approvals from, or the completion of required procedures by, agencies other than the FDA, such as the United States Drug Enforcement Administration. In addition, commercialization of FDA-approved products may be delayed by our failure to timely finalize distribution arrangements, manufacturing process and arrangements, produce sufficient inventory and/or properly prepare our sales force. If we are unable to commercialize a product promptly after receipt of an approval letter, our business and financial position may be materially adversely affected due to reduced revenue from product sales during the period or periods that commercialization is delayed and the shortening of any lead time to market we may have had over our competitors. In addition, the exclusivity period, which is the time during which the FDA will prevent generic pharmaceutical companies from introducing a generic copy of the product, begins to run upon FDA approval and, therefore, to the extent we are unable to commercialize a product promptly after receipt of an approval letter, our long-term product sales and revenues could be adversely affected.

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

We sell our products primarily through a direct sales force and if we are not successful in attracting and retaining qualified sales personnel, we may not be successful in commercializing our products.

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

If we or our third-party manufacturers do not comply with current Good Manufacturing Practices regulations, then the FDA could refuse to approve marketing applications or force us to recall or withdraw our products.

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

        On October 22, 2004, we commenced notifying drug wholesalers, hospitals and pharmacies of a manufacturer-initiated voluntary Class III recall of one component of our XOPENEX Inhalation Solution product line, XOPENEX Inhalation Solution Concentrate (1.25mg/0.5mL), which we introduced in August 2004. The recall, which affects only XOPENEX Inhalation Solution Concentrate and no other components of our XOPENEX Inhalation Solution product line, was necessitated by packaging process validation issues relating to the automated process of placing finished vials into a foil pouch. We have suspended manufacture and sale of XOPENEX Inhalation Solution Concentrate until the issues giving rise to the recall have been fully addressed. We do not expect to re-introduce XOPENEX Inhalation Solution Concentrate before the second quarter of 2006. If our manufacturer cannot remedy the GMP deficiencies giving rise to the recall of XOPENEX Inhalation Solution Concentrate, or if these or similar deficiencies are found to extend to other components or our XOPENEX Inhalation Solution product line, our ability to supply product to the market may be limited or interrupted indefinitely, which could have a material adverse effect on our business.

We could be exposed to significant liability claims that could prevent or interfere with our product commercialization efforts.

        We may be subject to product liability claims that arise through testing, manufacturing, marketing, sale and use of pharmaceutical products. Product liability claims could distract our management and key personnel from our core business, require us to spend significant time and money in litigation or to pay significant damages, which could prevent or interfere with our product commercialization efforts and could adversely affect our business. Claims of this nature could also adversely affect our reputation, which could damage our position in the market and subject us to product recalls. Although we maintain product liability insurance coverage for both the clinical trials and commercialization of our products, it is possible that we will not be able to obtain further product liability insurance on acceptable terms, if at all, and that our insurance coverage may not provide adequate coverage against all potential claims.

Risks Related to the Regulatory Environment

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

If we fail to successfully develop and receive regulatory approval for arformoterol or other product candidates, we will be unable to commercialize the product candidates and future sales and earnings growth will be substantially hampered.

        Our ability to maintain profitability will depend in large part on successful development and commercialization of additional products, including arformoterol. In February 2006, the FDA accepted our arformoterol NDA for filing. The PDUFA date for the arformoterol NDA is October 12, 2006. We cannot assure you that the FDA will approve our NDA for arformoterol on a timely basis, or at all. If the FDA does not approve our NDA for arformoterol, we will not be able to commercialize the product candidate and, therefore, will not receive any revenues from sales of the product.

        Other than arformoterol, our product candidates are in the early stages of development. We cannot assure you that we will be able to develop or acquire and commercially introduce new products in a timely manner or that new products, if developed, will be approved for the indications, and/or with the labeling, we expect or that they will achieve market acceptance. Before we commercialize any other product candidate, we will need to successfully develop the product candidate by completing successful clinical trials, submitting an NDA for the product candidate that is accepted by the FDA and receiving FDA approval to market the candidate. If we fail to successfully develop a product candidate and/or the FDA delays or denies approval of any submitted NDA or any NDA that we submit in the future, then commercialization of our products under development may be delayed or terminated, which could have a material adverse effect on our business.

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

  •
  the product candidate may not offer therapeutic or other improvements over comparable drugs;

  •
  we may elect not to continue funding the development of our product candidates; or

  •
  funds may not be available to develop all of our product candidates.

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

        Sales of our products are dependent, in part, on the availability of reimbursement from third-party payors such as state and Federal governments under programs such as Medicare and Medicaid, and private insurance plans. Third-party payors continually attempt to contain or reduce the cost of health care by challenging the prices charged for medical products and services. We may not be able to sell our products profitably if reimbursement is unavailable or limited in scope or amount.

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

        The MMA also establishes a prescription drug benefit beginning in 2006 for all Medicare beneficiaries. We cannot be assured that our products will be included in the Medicare prescription drug benefit. Even if our products are included, we may be required to provide significant discounts or rebates to drug plans participating in the Medicare drug benefit. Moreover, the Federal government may acquire the ability to negotiate price and demand discounts on pharmaceutical products that may implicitly create price controls on prescription drugs. On the other hand, the drug benefit may increase the volume of pharmaceutical drug purchases, offsetting at least in part these potential price discounts. In addition, Managed Care Organizations, or MCOs, Health Maintenance Organizations, or HMOs, Preferred Provider Organizations, or PPOs, health care institutions and other government agencies continue to seek price discounts. MCOs, HMOs and PPOs and private health plans will administer the Medicare drug benefit, leading to managed care and private health plans influencing prescription decisions for a larger segment of the population. In addition, certain states have proposed and certain other states have adopted various programs to control prices for their seniors' and low-income drug programs, including price or patient reimbursement constraints, restrictions on access to certain products, importation from other countries, such as Canada, and bulk purchasing of drugs.

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

        We are subject to extensive regulation by Federal and state governments. The laws that directly or indirectly affect our business include, but are not limited to, the following:

  •
  Federal Medicare and Medicaid Anti-Kickback laws, which prohibit persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce either referral of an individual, or furnishing or arranging for a good or service, for which payment may be made under Federal health care programs such as the Medicare and Medicaid programs;

  •
  other Medicare laws and regulations that establish requirements for coverage and payment for our products, including the amount of such payments;

  •
  the Federal False Claims Act, which imposes civil and criminal liability on individuals and entities who submit, or cause to be submitted, false or fraudulent claims for payment to the government;

  •
  the Federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which prohibits executing a scheme to defraud any health care benefit program, including private payors and, further, requires us to comply with standards regarding privacy and security of individually identifiable health information and conduct certain electronic transactions using standardized code sets;

  •
  the Federal False Statements Statute, which prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for health care benefits, items or services;

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

        If our past or present operations are found to be in violation of any of the laws described above or other governmental regulations to which we or our customers are subject, we may be subject to the applicable penalty associated with the violation, including civil and criminal penalties, damages, fines, exclusion from Medicare and Medicaid programs and curtailment or restructuring of our operations. Similarly, if our customers are found non-compliant with applicable laws, they may be subject to sanctions, which could also have a negative impact on us. In addition, if we are required to obtain permits or licenses under these laws that we do not already possess, we may become subject to substantial additional regulation or incur significant expense. Any penalties, damages, fines, curtailment or restructuring of our operations would adversely affect our ability to operate our business and our financial results. The risk of our being found in violation of these laws is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts and their provisions are open to a variety of interpretations. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses, divert our management's attention from operating our business and damage our reputation.

If our Medicaid rebate program practices are investigated, the costs could be substantial and could divert the attention of management.

        We are a participant in the Medicaid rebate program established by the Omnibus Budget Reconciliation Act of 1990. Under the Medicaid rebate program, we pay a rebate for each unit of our product reimbursed by Medicaid. The amount of the rebate for each product is set by law. We are also required to pay certain statutorily defined rebates on Medicaid purchases for reimbursement on prescription drugs under state Medicaid plans. Both the Federal government and state governments have initiated investigations into the rebate practices of many pharmaceutical companies to ensure compliance with these rebate programs. Any investigation of our rebate practices could be costly, could divert the attention of our management from our core business and could damage our reputation.

The approval of sale of certain medications without a prescription may adversely affect our business.

        In May 2001, an advisory panel to the FDA recommended that the FDA allow certain popular allergy medications to be sold without a prescription. In November 2002, the FDA approved CLARITIN, an allergy medication, to be sold without a prescription. In the future, the FDA may also allow sale of other allergy medications without a prescription. The sale of CLARITIN and/or, if allowed, the sale of other allergy medications without a prescription, may have a material adverse effect on our business because the market for prescription drugs, including CLARINEX, for which we receive royalties on sales, has been and may continue to be adversely affected.

Risks Related to Our Intellectual Property

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

        We have filed patent applications covering composition of, methods of making, and/or methods of using our drugs and drug candidates. Our revenues under collaboration agreements with pharmaceutical companies depend in part on the existence and scope of issued patents. We may not be issued patents based on patent applications already filed or that we file in the future and if patents are issued, they may be insufficient in scope to cover the products licensed under these collaboration agreements. Generally, we do not receive royalty revenue from sales of products licensed under collaboration agreements in countries where we do not have a patent for such products. The issuance of a patent in one country does not ensure the issuance of a patent in any other country. Furthermore, the patent position of companies in the pharmaceutical industry generally involves complex legal and factual questions, and has been and remains the subject of much litigation. Legal standards relating to scope and validity of patent claims are evolving. Any patents we have obtained, or obtain in the future, may be challenged, invalidated or circumvented. Moreover, the United States Patent and Trademark Office may commence interference proceedings involving our patents or patent applications. Any challenge to, or invalidation or circumvention of, our patents or patent applications would be costly, would require significant time and attention of our management and could have a material adverse effect on our business.

        On September 7, 2005, we announced that the FDA received an abbreviated new drug application, or ANDA from Breath Limited seeking marketing approval for generic copies of our 1.25 mg, 0.63 mg and 0.31 mg XOPENEX brand levalbuterol HCl Inhalation Solution unit dose vial products. XOPENEX Inhalation Solution Concentrate is not subject to the ANDA. On January 12, 2006, we announced that we received notice that the FDA had received an ANDA from Dey, L.P. for a generic version of levalbuterol hydrochloride inhalation solution. Both submissions include a Paragraph IV certification alleging that our patents listed in the Orange Book for XOPENEX Inhalation Solution are invalid, unenforceable or not infringed by the submitter's proposed product. We have filed civil actions against Breath Limited and Dey, L.P. for patent infringement. Should we successfully enforce our patents, the FDA will not approve the ANDA until expiration of the applicable patents. Otherwise, the FDA will stay its approval of the relevant ANDA until 30 months following the date we received notice of such ANDA or until a court decides that our patents are invalid, unenforceable or not infringed, whichever is earlier. Patent litigation involves complex legal and factual questions. We can provide no assurance concerning the outcome or the duration of the lawsuits. Any conclusion of these matters in a manner adverse to us would have a material adverse effect on our financial condition and business. If we are not successful in enforcing our patents, we will not be able to prevent the generic company, for the full term of our patents, from marketing their generic version of XOPENEX Inhalation Solution. Introduction of a generic copy of XOPENEX Inhalation Solution before the expiration of our patents would have a material adverse effect on our business. In addition, the costs to us of conducting these proceedings, even if resolved in our favor, could be substantial. Such litigation could also substantially divert the attention of our management and other key personnel from our core business and our resources in general. Uncertainties resulting from the initiation and continuation of any litigation or other proceedings could harm our ability to compete in the marketplace.

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

Risks Related to Our Dependence on Third Parties

If any third-party collaborator is not successful in development of our product candidates, we may not realize the potential commercial benefits of the arrangement and our results of operations could be adversely affected.

        We have entered into a collaboration agreement with 3M for the scale-up and manufacturing of XOPENEX HFA and we may enter into additional collaboration agreements in the future. Under our agreement with 3M, 3M is responsible for manufacturing an MDI formulation of XOPENEX. We commercially launched XOPENEX HFA in December 2005. If 3M, or any future development or commercialization collaborator, does not devote sufficient time and resources to its collaboration arrangement with us, breaches or terminates its agreement with us, fails to perform its obligation to us in a timely manner or is unsuccessful in its development and/or commercialization efforts, we may not realize the potential commercial benefits of the arrangement and our results of operations may be adversely affected. In addition, if regulatory approval or commercialization of any product candidate under development by or in collaboration with a partner is delayed or limited, we may not realize, or may be delayed in realizing, the potential commercial benefits of the arrangement.

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

We rely on third-party manufacturers, and this reliance could adversely affect our ability to meet our customers' demands.

        We currently operate a manufacturing plant that we believe can meet our commercial requirements of the active pharmaceutical ingredient for XOPENEX Inhalation Solution and XOPENEX HFA, partially fulfill our commercial requirements of the active pharmaceutical ingredient for LUNESTA, and support production of our product candidates in amounts needed for our clinical trials. We do not, however, have the capability to manufacture at our manufacturing facility all of our requirements for the active ingredients of our currently approved products, and we have no facilities for manufacturing pharmaceutical dosage forms or finished drug products. Developing and obtaining this capability would be time consuming and expensive. Unless and until we develop this capability, we will rely substantially, and in some cases, entirely, on third-party manufacturers. Cardinal Health, Inc. is currently the sole finished goods manufacturer of our XOPENEX Inhalation Solution, Patheon Inc. is the sole manufacturer of LUNESTA brand eszopiclone and 3M is the sole manufacturer and supplier of XOPENEX HFA. Certain components of XOPENEX HFA are available from only a single source.

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

Risks Related to Growth of Our Business

If we fail to acquire and develop additional product candidates or approved products, our ability to grow will be impaired.

        We are currently commercializing three products. However, other than arformoterol, for which we have filed an NDA, our product candidates are in the early stages of development. In order to increase the likelihood that we will be able to successfully develop and/or commercialize additional drugs, we intend to acquire and develop additional product candidates and/or approved products. The success of this growth strategy depends upon our ability to correctly establish criteria for such acquisitions and successfully identify, select and acquire product candidates and/or products that meet such criteria. We will be required to integrate any acquired product candidates into our research and development operations and any acquired products into our sales and marketing operations. Managing the development and/or commercialization of a new product involves numerous financial and operational risks, including difficulties allocating resources between existing and acquired assets and attracting and retaining qualified employees to develop and/or sell the product.

        Any product candidate we acquire may require additional research and development efforts prior to commercial sale, including extensive pre-clinical and/or clinical testing and approval by the FDA and corresponding foreign regulatory authorities. All product candidates are prone to the risks of failure inherent in pharmaceutical product development, including the possibility that the product candidate will be safe and effective or approved by regulatory authorities.

        In addition, we cannot assure you that any products that we develop or acquire will be:

  •
  manufactured or produced economically;

  •
  successfully commercialized;

  •
  complementary to our existing product portfolio; or

  •
  widely accepted in the marketplace.

        Proposing, negotiating and implementing an economically viable acquisition is a lengthy and complex process. Other companies, including those with substantially greater financial, marketing and sales resources, may compete with us for the acquisition of product candidates and approved products. We may not be able to acquire the rights to additional product candidates and approved products on terms that we find acceptable, or at all.

We may undertake strategic acquisitions in the future and any difficulties from integrating such acquisitions could adversely affect our stock price, operating results and results of operations.

        We may acquire additional businesses and products that complement or augment our existing business. We may not be able to integrate any acquired business or product successfully or operate any acquired business profitably. Integrating any newly acquired business or product could be expensive and time-consuming. Integration efforts often take a significant amount of time, place a significant strain on managerial, operational and financial resources and could prove to be more difficult or expensive than we predict. The diversion of our management's attention and any delay or difficulties encountered in connection with any future acquisitions we may consummate could result in the disruption of our on-going business or inconsistencies in standards, controls, procedures and policies that could negatively affect our ability to maintain relationships with customers, suppliers, collaborators, employees and others with whom we have business dealings. Moreover, we may need to raise additional funds through public or private debt or equity financing to acquire any businesses or products, which may result in dilution for stockholders or the incurrence of indebtedness.

        As part of our efforts to acquire businesses or product candidates or to enter into other significant transactions, we conduct business, legal and financial due diligence with the goal of identifying and evaluating material risks involved in the transaction. Despite our efforts, we ultimately may be unsuccessful in ascertaining or evaluating all such risks and, as a result, might not realize the intended advantages of the transaction. If we fail to realize the expected benefits from acquisitions we may consummate in the future, whether as a result of unidentified risks, integration difficulties, regulatory setbacks and other events, our business, results of operations and financial condition could be adversely affected. If we acquire product candidates, we will also need to make certain assumptions about, among other things, development costs, the likelihood of receiving regulatory approval and the market for such product candidates. Our assumptions may prove to be incorrect, which could cause us to fail to realize the anticipated benefits of these transactions.

        In addition, we will likely experience significant charges to earnings in connection with our efforts, if any, to consummate acquisitions. For transactions that are ultimately not consummated, these charges may include fees and expenses for investment bankers, attorneys, accountants and other advisers in connection with our efforts. Even if our efforts are successful, we may incur as part of a transaction substantial charges for closure costs associated with elimination of duplicate operations and facilities and acquired in-process research and development charges. In either case, the incurrence of these charges could adversely affect our results of operations for particular quarterly or annual periods.

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

Item 1B. Unresolved Staff Comments.

        None.

Item 2. Properties.

        Our main facility at 84 Waterford Drive, Marlborough, Massachusetts, consists of approximately 58 acres and a 192,600 square foot research and development and corporate office building, which we occupied and began leasing in June 2002 and purchased in November 2002.

        We also lease 32,477 square feet and 68,815 square feet, for a total of 101,292 square feet, of space at 33 and 111 Locke Drive, Marlborough, MA, respectively, under two leases that each expire on June 30, 2007. In July 2002, we completed the move out of these facilities into the facility at 84 Waterford Drive. At that time, we began seeking to sublease our facilities at 33 and 111 Locke Drive. In aggregate, we have recorded $4,981,000 as future minimum lease obligations under these leases, and at December 31, 2005 and 2004 the remaining accruals were $240,000 and $1,126,000, respectively. In mid-2004, due to our sales force expansion for the commercial launch of LUNESTA, we re-occupied the 111 Locke Drive facility and it now serves as our regional sales office for the northeast region and as our sales training facility. In early 2004, we were able to sublease 9,975 square feet of space at 33 Locke Drive under a sublease agreement that extends through the expiration of the lease. We expect that in 2006 we will re-occupy 33 Locke Drive for use as lab space.

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

Item 3. Legal Proceedings.

        We and several of our current and former officers and a current director are named as defendants in several class action complaints which have been filed on behalf of certain persons who purchased our common stock and/or debt securities during different time periods, beginning on various dates, the earliest being May 17, 1999, and all ending on March 6, 2002. These complaints allege violations of the Securities Exchange Act of 1934, as amended and the rules and regulations promulgated thereunder by the Securities and Exchange Commission. Primarily they allege that the defendants made certain materially false and misleading statements relating to the testing, safety and likelihood of FDA approval of tecastemizole. On April 11, 2003, two consolidated amended complaints were filed, one on behalf of the purchasers of our common stock and the other on behalf of the purchasers of our debt securities. These consolidated amended complaints reiterate the allegations contained in the previously filed complaints and define the alleged class periods as May 17, 1999 through March 6, 2002. In both the debt purchasers' action and equity purchasers' action, the court has granted the plaintiffs' motion for class certification. The parties are currently engaged in discovery. We are unable to reasonably estimate any possible range of loss related to the lawsuits due to their uncertain resolution. However, any conclusion of these matters in a manner adverse to us would have a material adverse effect on our financial position and results of operations.

        In September 2005, we received notification that the FDA had received an ANDA from Breath Limited for a generic version of levalbuterol hydrochloride inhalation solution. Breath Limited's submission includes a Paragraph IV certification alleging that our patents listed in the Orange Book for XOPENEX Inhalation Solution are invalid, unenforceable or not infringed by Breath Limited's proposed product. We have filed a civil action against Breath Limited for patent infringement. We were notified in January 2006 of a second ANDA including a paragraph IV certification, which was submitted to the FDA by Dey, L.P. We have filed a civil action against Dey, L.P. for patent infringement. Should we successfully enforce our patents, ANDA approval will not occur until the expiration of the applicable patents. Otherwise, the FDA will stay its approval of the relevant ANDA until 30 months following the date we received notice of such ANDA or until a court decides that our patents are invalid, unenforceable or not infringed, whichever is earlier.

Item 4. Submission of Matters to a Vote of Security Holders.

        No matters were submitted to a vote of our security holders, through solicitation of proxies or otherwise, during the last quarter of the year ended December 31, 2005.

EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table sets forth the names, ages and positions of our current executive officers as of December 31, 2005.

Name	Age	Position
Timothy J. Barberich	58	Chairman, Chief Executive Officer
William J. O'Shea	56	President, Chief Operating Officer
David P. Southwell	45	Executive Vice President, Chief Financial Officer and Secretary
Robert F. Scumaci	46	Executive Vice President, Finance and Administration and Treasurer
Mark H. N. Corrigan, M.D.	48	Executive Vice President, Research and Development
Douglas E. Reedich, Ph.D., J.D.	48	Senior Vice President, Legal Affairs

        Mr. Barberich, a founder of Sepracor, has been a director of Sepracor and our Chief Executive Officer since our inception in 1984. Mr. Barberich also served as President of Sepracor from 1984 to October 1999. Prior to founding Sepracor, Mr. Barberich served in a number of executive and managerial capacities at Millipore Corporation, which he joined in 1973. Most recently, prior to founding Sepracor, Mr. Barberich served as Vice President and General Manager of Millipore's Medical Products Division and as General Manager of Millipore's Laboratory Products Division. In addition to being Sepracor's Chairman of the Board, Mr. Barberich is a director of Point Therapeutics Inc., BioSphere Medical, Inc., the Pharmaceutical Research and Manufacturers of America, or PhRMA, and Gemin X Biotechnologies.

        Mr. O'Shea has served as our President and Chief Operating Officer since October 1999. Prior to joining Sepracor, Mr. O'Shea was Senior Vice President of Sales and Marketing and Medical Affairs for Zeneca Pharmaceuticals, a business unit of Zeneca, Inc. Mr. O'Shea joined Zeneca in the United Kingdom in 1975 and held management positions in the United Kingdom and the United States in the areas of international sales and marketing. Mr. O'Shea is a director of CollaGenex and is an executive board member and past chairman of the National Pharmaceutical Council.

        Mr. Southwell has served as our Executive Vice President and Chief Financial Officer since October 1995 and served as our Senior Vice President and Chief Financial Officer from July 1994 to October 1995. From August 1988 until July 1994, Mr. Southwell was associated with Lehman Brothers Inc., a securities firm, in various positions with the investment banking division, most recently in the position of Vice President. Mr. Southwell is Chairman of the Board of BioSphere Medical, serves as a director of PTC Therapeutics, Inc. and is on the MBA Advisory Board of the Tuck School at Dartmouth College.

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

        Dr. Corrigan has served as our Executive Vice President, Research and Development since April 2003. Prior to joining Sepracor, Dr. Corrigan was Group Vice President of Global Clinical Research and Experimental Medicine at Pharmacia, a pharmaceutical company, from 1998 to 2003. After spending seven years in academic research, Dr. Corrigan joined Upjohn in 1993 and served in several senior management positions in clinical research and development for Upjohn and Pharmacia Upjohn. Dr. Corrigan is board certified in psychiatry and neurology and is a board member of Neuromed Technologies Inc.

        Dr. Reedich has served as our Senior Vice President, Legal Affairs since January 1999 and has served as our Chief Patent Counsel since June 1995. From October 1987 to June 1995, he was employed by 3M Company, most recently as patent counsel for the Pharmaceuticals Division of 3M Company.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        The following table provides information about the purchases of our equity securities that we made during the quarter ended December 31, 2005.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
10/01/05–10/31/05	—	—	—	—
11/01/05–11/30/05	—	—	—	2,661,432
12/01/05–12/31/05	2,326,263	$56.75	2,326,263	—

Total	2,326,263	$56.75	2,326,263	2,661,432

(1)
On November 8, 2005, we announced that we intended to reacquire up to 2,661,432 shares of our common stock upon the settlement of call spread options that we purchased in December 2003. On December 14, 2005, in connection with the settlement of 4,919,496 call spread options, we repurchased 2,326,263 shares of our common stock. The call spread options expired on various dates between November 12, 2005 and December 9, 2005 and the actual number of shares repurchased was based on the average trading price of our common stock on the expiration dates. We will not make any additional purchases under this program, as all of our call spread options have been settled.

        The additional information required by this item is incorporated by reference from our 2005 Annual Report, under the headings "Supplemental Stockholder Information—Price Range of Common Stock" and "Supplemental Stockholder Information—Dividend Policy."

Item 6. Selected Financial Data.

        The information required by this item is incorporated by reference from our 2005 Annual Report under the heading "Sepracor Inc. Selected Financial Data."

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The information required by this item is incorporated by reference from our 2005 Annual Report under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 7A. Quantitative and Qualitative Disclosure about Market Risk.

        The information required by this item is incorporated by reference from our 2005 Annual Report under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Risk."

Item 8. Financial Statements and Supplementary Data.

        The information required by this item is incorporated by reference from our 2005 Annual Report under the heading "Consolidated Financial Statements" and the notes thereto and are listed under Item 15 below.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        There have been no disagreements with our Independent Registered Public Accounting Firm on accounting and financial disclosure matters.

Item 9A. Controls and Procedures.

Disclosure Controls

        We have carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer, the Chief Financial Officer, and the Executive Vice President, Finance and Administration, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2005. The term "disclosure controls and procedures," as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed in the reports that the company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon our evaluation, the Chief Executive Officer, the Chief Financial Officer and the Executive Vice President, Finance and Administration, have concluded that, as of December 31, 2005, our disclosure controls and procedures were effective at the reasonable assurance level.

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting as defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principals.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

        Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control—Integrated Framework. Management concluded that, based on its assessment, our internal control over financial reporting was effective as of December 31, 2005 based on those criteria. Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page 25 of our 2005 Annual Report, which is attached to this annual report on Form 10-K as Exhibit 13.

Changes in Internal Control

        There has been no change in our internal control over financial reporting during our quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

        None.

PART III

Items 10-14.

        We have included information about our executive officers in Part I of this report under the caption "Executive Officers of the Registrant."

        The information required by Part III, Items 10-14 of this report is incorporated by reference from our definitive proxy statement for our 2006 Annual Meeting of Stockholders. Such information will be contained in the sections of such proxy statement captioned "Stock Ownership of Certain Beneficial Owners and Management," "Proposal 1—Election of Directors," "Corporate Governance," "Compensation of Executive Officers," "Other Matters—Section 16(a) Beneficial Ownership Reporting Compliance."

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

        The following documents are included or incorporated by reference from the 2005 Annual Report, selected portions of which are filed as Exhibit 13 to this report.

  1.
  The following financial statements (and related notes) of the Company are incorporated by reference from the 2005 Annual Report:

*
Refers to page number of the Selected Portions of the 2005 Annual Report to Stockholders filed as Exhibit 13 to this report.

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

Date: March 16, 2006

        Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ TIMOTHY J. BARBERICH Timothy J. Barberich	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2006
/s/ DAVID P. SOUTHWELL David P. Southwell	Executive Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)	March 16, 2006
/s/ ROBERT F. SCUMACI Robert F. Scumaci	Executive Vice President, Finance and Administration and Treasurer (Principal Accounting Officer)	March 16, 2006
/s/ JAMES G. ANDRESS James G. Andress	Director	March 16, 2006
/s/ DIGBY W. BARRIOS Digby W. Barrios	Director	March 16, 2006
/s/ ROBERT J. CRESCI Robert J. Cresci	Director	March 16, 2006
/s/ JAMES F. MRAZEK James F. Mrazek	Director	March 16, 2006
/s/ TIMOTHY J. RINK Timothy J. Rink	Director	March 16, 2006
/s/ ALAN A. STEIGROD Alan A. Steigrod	Director	March 16, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Sepracor Inc.:

        Our audits of the consolidated financial statements, of management's assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated March 16, 2006 appearing in the 2005 Annual Report to Shareholders of Sepracor Inc. (which report, consolidated financial statements and assessment are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
March 16, 2006

S-1

SEPRACOR INC.
Schedule II
Valuation and Qualifying Accounts and Reserves
Years Ended December 31, 2005, 2004 and 2003
(In Thousands)

Description	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Allowance for Doubtful Accounts (1)
Year Ended December 31, 2005	$510	$—	$40	$470
Year Ended December 31, 2004	$510	$—	$—	$510
Year Ended December 31, 2003	$392	$219	$101	$510
(1) Additions to Allowance for Doubtful Accounts are recorded as an expense.
Sales Rebates, Chargebacks & Allowances (2)
Year Ended December 31, 2005	$32,114	$100,554	$75,152	$57,516
Year Ended December 31, 2004	$19,520	$79,643	$67,049	$32,114
Year Ended December 31, 2003	$8,825	$48,362	$37,667	$19,520
(2) Additions to Sales Rebates, Chargebacks and Allowances are recorded as a reduction of revenue.
Sales Return Reserves (3)
Year Ended December 31, 2005	$8,654	$21,830	$14,215	$16,269
Year Ended December 31, 2004	$8,362	$4,449	$4,157	$8,654
Year Ended December 31, 2003	$5,605	$8,365	$5,608	$8,362
(3) Additions to Sales Return Reserves are recorded as a reduction of revenue.

S-2

EXHIBIT INDEX

			Incorporated by Reference to
Exhibit Number	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
3.1	Restated Certificate of Incorporation	Form 10-K for 12/31/2002	3.1	3/31/2003	000-19410
3.2	Amended and Restated By-Laws of the Registrant	Form 10-K for 12/31/2000	3.2	3/28/2001	000-19410
4.1	Specimen Certificate for shares of common stock, $0.10 par value, of the Registrant	Form S-1	4.1	9/20/1991	333-41653
4.2	Rights Agreement, dated June 30, 2002, between the Registrant and EquiServe Trust Company, N.A., as Rights Agent	Form 8-K	4.1	6/4/2002	000-19410
4.3	Form of 5% Convertible Subordinated Notes due 2007	Form 10-K for 12/31/1999	4.5	3/30/2000	000-19410
4.4	Form of 0% Series A Convertible Subordinated Notes due 2008	Form 10-K for 12/31/2003	4.5	3/15/2004	000-19410
4.5	Form of 0% Series B Convertible Subordinated Notes due 2010	Form 10-K for 12/31/2003	4.6	3/15/2004	000-19410
4.6	Form of 0% Convertible Senior Subordinated Notes due 2024	Form 10-K for 12/31/2004	4.7	3/15/2004	000-19410
10.1#	The Registrant's 1991 Amended and Restated Stock Option Plan	Form 10-Q for 9/30/1999	10.1	11/12/1999	000-19410
10.2#	The Registrant's 1991 Director Stock Option Plan, as amended and restated	Form 10-K for 12/31/1998	10.3	3/31/1999	000-19410
10.3#	The Registrant's 1997 Stock Option Plan	Form 10-K for 12/31/1997	10.36	3/31/1998	000-19410
10.4#	The Registrant's 1998 Employee Stock Purchase Plan, as amended	Form 10-K for 12/31/2003	10.5	3/15/2004	000-19410
10.5#	The Registrant's 1999 Director Stock Option Plan	Form 10-Q for 9/30/1999	10.2	11/12/1999	000-19410
10.6#	The Registrant's 2000 Stock Incentive Plan, as amended	Form 10-Q for 6/30/2005	10.1	8/9/2005	000-19410
10.7	The Registrant's 2002 Stock Incentive Plan, as amended	Form 10-Q for 6/30/2002	10.1	8/14/2004	000-19410
10.8	Lease as to Marlboro Industrial Park, dated December 12, 1995, between Valerie A. Colbert, Trustee of Second Marlboro Development Trust under Declaration of Trust dated September 15, 1972, and the Registrant (the "Marlboro Lease")	Form 10-K for 12/31/1995	—	—	000-19410
10.9	First Amendment to Marlboro Lease, dated February 1, 1997, and Second Amendment to Marlboro Lease, dated July 1, 1997	Form 10-K for 12/31/1997	10.22	3/31/1998	000-19410
10.10	Technology Transfer and License Agreement, dated as of January 1, 1994, between the Registrant and BioSepra Inc.	Form 10-K for 12/31/1998	10.10	3/31/1999	000-19410
10.11	Technology Transfer and License Agreement, dated as of January 1, 1994, between the Registrant and HemaSure Inc.	Form 10-K for 12/31/1998	10.11	3/31/1999	000-19410
10.12	Technology Transfer and License Agreement, effective January 1, 1995, between the Registrant and SepraChem Inc.	Form 10-K for 12/31/1998	10.12	3/31/1999	000-19410
10.13#	Letter Agreement, dated June 10, 1994, between the Registrant and David Southwell	Form 10-K for 12/31/1994	—	—	000-19410

10.14#	Letter Agreement, dated February 23, 1995, between the Registrant and Robert F. Scumaci	Form 10-K for 12/31/1996	10.15	3/31/1997	000-19410
10.15†	Agreement, dated as of December 5, 1997, by and between the Registrant and Schering-Plough Ltd.	Form 10-K for 12/31/1997	10.31	3/31/1998	000-19410
10.16†	License Agreement, dated January 30, 1998, by and between the Registrant and Janssen Pharmaceutica N.V.	Form 10-K for 12/31/1997	10.30	3/31/1998	000-19410
10.17†	Norcisapride Development and License Agreement, dated as of July 20, 1998, between Janssen Pharmaceutica NV and the Registrant	Form 10-Q for 9/30/1998	10.1	11/13/1998	000-19410
10.18	Assignment Agreement, dated as of August 25, 1999, by and between the Registrant and Georgetown University	Form 10-Q for 9/30/1999	10.3	11/12/1999	000-19410
10.19	Indenture, dated as of February 14, 2000, between the Registrant and the Chase Manhattan Bank, as trustee, relating to the 5% Convertible Subordinated Debentures due 2007	Form 10-K for 12/31/1999	10.27	3/30/2000	000-19410
10.20	Registration Rights Agreement, dated as of February 8, 2000, by and among the Registrant and Deutsche Bank Securities Inc.	Form 10-K for 12/31/1999	10.28	3/30/2000	000-19410
10.21†	License Agreement, dated August 31, 1999, by and between the Registrant and Hoechst Marion Roussel, Inc.	Form 10-K for 12/31/1999	10.30	3/30/2000	000-19410
10.22†	EX-US License Agreement, dated August 31, 1999, by and between the Registrant and Hoechst Marion Roussel, Inc.	Form 10-K for 12/31/1999	10.31	3/30/2000	000-19410
10.23†	License and Assignment Agreement, dated September 30, 1999, by and between the Registrant and Rhone-Poulenc Rorer SA	Form 10-K for 12/31/1999	10.32	3/30/2000	000-19410
10.24†	License Agreement, dated May 27, 1999, by and between UCB Farchim S.A. and the Registrant	Form 10-K for 12/31/1999	10.33	3/30/2000	000-19410
10.25#	Summary of Plan regarding "Parachute Payments" and Section 280G Gross-Up Payments.	Form 10-K for 12/31/1999	10.35	3/30/2000	000-19410
10.26#	Letter Agreement, dated September 21, 1999, between the Registrant and William James O'Shea	Form 10-K for 12/31/2001	10.42	4/1/2002	000-19410
10.27†	Agreement, dated December 20, 2001, between Minnesota Mining and Manufacture Company, 3M Innovative Properties Company and the Registrant	Form 10-K for 12/31/2001	10.43	4/1/2002	000-19410
10.28	Indenture, dated as of December 12, 2003, by and between the Registrant and the JPMorgan Chase Bank, as Trustee	Form 8-K	4.1	12/19/2003	000-19410
10.29	Registration Rights Agreement, dated as of December 12, 2003, by and between the Registrant, Morgan Stanley & Co. Incorporated, U.S. Bancorp Piper Jaffray Inc. and Credit Suisse First Boston LLC	Form 8-K	10.1	12/19/2003	000-19410
10.30#	Letter Agreement, dated March 11, 2003, between the Registrant and Mark H.N. Corrigan, M.D.	Form 10-Q for 3/31/2003	10.1	5/14/2003	000-19410

10.31	Indenture, dated September 22, 2004, between the Registrant and JPMorgan Chase Bank, as trustee	Form 8-K	4.1	9/24/2004	000-19410
10.32	Registration Rights Agreement, dated September 22, 2004, between the Registrant and Morgan Stanley & Co. Incorporated	Form 8-K	10.1	9/24/2004	000-19410
10.33†	Manufacturing Services Agreement, dated March 1, 2004, between Patheon and the Registrant	Form 8-K	99.1	12/21/2004	000-19410
10.34†	License, Option and Collaboration Agreement, dated as of January 10, 2005, by and between ACADIA Pharmaceuticals, Inc. and the Registrant	Form 8-K filed by ACADIA Pharmaceuticals	99.1	1/14/2005	000-50768
10.35†	Common Stock Purchase Agreement, dated January 10, 2005, by and between ACADIA Pharmaceuticals, Inc. and the Registrant	Form 8-K filed by ACADIA Pharmaceuticals	99.2	1/14/2005	000-50768
10.36	Form of Incentive Stock Option Agreement Granted under the Registrant's 2000 Stock Incentive Plan	Form 10-K for 12/31/2004	10.42	3/16/2005	000-19410
10.37	Form of Nonstatutory Stock Option Agreement Granted under the Registrant's 2000 Stock Incentive Plan	Form 10-K for 12/31/2004	10.43	3/16/2005	000-19410
10.38#	Summary of Executive Officer Compensation for 2006	Form 10-K for 12/31/2004	10.44	3/16/2005	000-19410
10.39#	Summary of Non-Employee Director Compensation for 2006	Form 10-K for 12/31/2004	10.45	3/16/2005	000-19410
10.40†	Exclusive Supply and Distribution Agreement, dated as of November 16, 2004, by and among 3M Company, through its 3M Drug Delivery Systems Division, 3M Innovative Properties Company and the Registrant	Form 10-K for 12/31/2004	10.46	3/16/2005	000-19410
10.41#	Executive Retention Agreement, made as of February 1, 2002, by and between the Registrant and Timothy J. Barberich	*
10.42#	Form of Executive Retention Agreement by and between the Registrant and each of W. James O'Shea, David P. Southwell, Robert F. Scumaci, Mark H.N. Corrigan and Douglas E. Reedich	*
10.43†	U.S. License Agreement for Levoceterizine, dated as of February 17, 2006, by and between UCB S.A. and the Registrant	*
13	Selected portions of the 2005 Annual Report to Stockholders (which shall be deemed filed only with respect to those portions specifically incorporated by reference herein)	*
21	Subsidiaries of the Company	*
23	Consent of PricewaterhouseCoopers LLP, an Independent Registered Public Accounting Firm	*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

*
Filed herewith

(#)
Management contract or compensatory plan or arrangement filed as an exhibit to this Form pursuant to Item 14(c) of Form 10-K.

(†)
Confidential treatment has been requested as to certain portions, which portions have been filed separately with the Securities and Exchange Commission.