Form 10-Q
period 2006-03-31
SEPRACOR INC /DE/
filed 2006-05-10
CIK 877357

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated file ☒    Accelerated filer ☐    Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares outstanding of the registrant’s class of Common Stock as of May 1, 2006 was: 108,749,416 shares.

SEPRACOR INC.

SEPRACOR INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In Thousands)

	March 31, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$119,335	$178,144
Short-term investments	685,697	666,615
Accounts receivable, net	150,602	140,465
Inventories	42,779	38,951
Other assets	33,355	22,370
Total current assets	1,031,768	1,046,545
Long-term investments	155,169	131,442
Property and equipment, net	74,667	72,467
Investment in affiliate	5,460	5,829
Deferred financing costs and patents, net	16,606	18,097
Other assets	117	117
Total assets	$1,283,787	$1,274,497
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$26,685	$11,544
Accrued expenses	116,218	187,409
Current portion of notes payable and capital lease obligation	1,539	2,030
Other current liabilities	105,014	76,923
Total current liabilities	249,456	277,906
Notes payable and capital lease obligation	1,164	1,260
Convertible subordinated debt	1,160,820	1,160,820
Total liabilities	1,411,440	1,439,986
Stockholders’ equity (deficit):
Preferred stock, $1.00 par value, 1,000 shares authorized; none outstanding at March 31, 2006 and December 31, 2005	—	—
Common stock, $.10 par value, 240,000 shares authorized at March 31, 2006 and December 31, 2005, respectively; 108,729 and 108,354 shares issued, 104,468 and 104,093 shares outstanding, at March 31, 2006 and December 31, 2005, respectively	10,873	10,835
Treasury stock, at cost (4,261 and 4,261 shares at March 31, 2006 and December 31, 2005, respectively)	(232,028)	(232,028)
Additional paid-in capital	1,686,315	1,669,541
Accumulated deficit	(1,610,256)	(1,620,515)
Accumulated other comprehensive income	17,443	6,678
Total stockholders’ equity (deficit)	(127,653)	(165,489)
Total liabilities and stockholders’ equity (deficit)	$1,283,787	$1,274,497

The accompanying notes are an integral part of the condensed consolidated financial statements.

SEPRACOR INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In Thousands, Except Per Share Amounts)

	Three Months Ended
	March 31, 2006	March 31, 2005
Revenues:
Product sales	$277,505	$106,648
Royalties	8,173	12,397
Total revenues	285,678	119,045
Costs and expenses:
Cost of product sold	25,533	10,037
Cost of royalties	159	203
Research and development	49,269	28,569
Selling, marketing and distribution	189,961	93,172
General and administrative	14,315	8,481
Total costs and expenses	279,237	140,462
Income (loss) from operations	6,441	(21,417)
Other income (expense):
Interest income	9,794	5,248
Interest expense	(5,551)	(5,842)
Equity in investee losses	(258)	(168)
Other expense	(56)	(394)
Income (loss) before income taxes	10,370	(22,573)
Income taxes	111	—
Net income (loss) after income taxes	$10,259	$(22,573)
Basic net income (loss) per common share	$0.10	$(0.22)
Diluted net income (loss) per common share	$0.09	$(0.22)
Shares used in computing basic and diluted net income (loss) per common share:
Basic	104,292	103,593
Diluted	115,470	103,593

The accompanying notes are an integral part of the condensed consolidated financial statements

SEPRACOR INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	Three Months Ended
	March 31, 2006	March 31, 2005
Cash flows from operating activities:
Net income (loss)	$10,259	$(22,573)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	4,968	4,256
Equity in investee losses	258	168
Stock compensation	9,825	—
Changes in operating assets and liabilities:
Accounts receivable	(10,137)	6,657
Inventories	(3,836)	(2,888)
Other current assets	(10,976)	(2,537)
Accounts payable	15,138	(1,095)
Accrued expenses	(71,196)	(40,389)
Other current liabilities	28,130	(2,850)
Net cash used in operating activities	(27,567)	(61,251)
Cash flows from investing activities:
Purchases of short and long-term investments	(333,674)	(278,090)
Sales and maturities of short and long-term investments	310,825	84,881
Additions to property and equipment	(5,833)	(2,636)
Investment in non-affiliate	(8,939)	(7,143)
Net cash used in investing activities	(37,621)	(202,988)
Cash flows from financing activities:
Net proceeds from issuance of common stock	6,987	4,074
Repayments of long-term debt and capital leases	(588)	(463)
Net cash provided by financing activities	6,399	3,611
Effect of exchange rate changes on cash and cash equivalents	(20)	(15)
Net decrease in cash and cash equivalents	(58,809)	(260,643)
Cash and cash equivalents at beginning of period	$178,144	$435,905
Cash and cash equivalents at end of period	$119,335	$175,262

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.   Basis of Presentation

The accompanying condensed consolidated interim financial statements are unaudited and have been prepared on a basis substantially consistent with the audited financial statements. Certain information and footnote disclosures normally included in our annual financial statements have been condensed or omitted. The year-end consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The consolidated interim financial statements, in the opinion of our management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for the interim periods ended March 31, 2006 and 2005.

The condensed consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries, including Sepracor Canada Limited. We also have an investment in BioSphere Medical, Inc., or BioSphere, which we record under the equity method.

The consolidated results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full fiscal year. These condensed consolidated interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2005, which are contained in our annual report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission, or SEC.

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

2.   Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 123(R) (revised 2004), “Share-Based Payment”. SFAS 123(R) is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends FASB Statement No. 95, “Statement of Cash Flows”. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options and stock purchases under employee stock purchase plans, to be recognized in the financial statements based on their fair values. We adopted SFAS 123(R) using the modified prospective method during the quarter ended March 31, 2006. As noted in footnote 4 below, the adoption of SFAS 123(R) had a material impact on our condensed consolidated statements of operations and net income per share.

3.   Basic and Diluted Net Loss Per Common Share

Basic earnings (loss) per share, or EPS, excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS is based upon the weighted average number of common shares outstanding during the period plus the additional weighted average potential common shares during the period. Potential common shares are not included in the per share calculation when the effect of their inclusion would be anti-dilutive. Potential common shares result from the assumed conversion of convertible subordinated debt, vesting of restricted stock awards and the assumed exercise of outstanding stock options, the proceeds of which are then assumed to have been used to repurchase outstanding stock options using the treasury stock method. Purchased call options are also not included in the per share calculations for the period ending March 31, 2005 because including them would be anti-dilutive. There were no outstanding purchased call options as of March 31, 2006.

For the three months ended March 31, 2006, basic and diluted net income per common share is computed based on the weighted-average number of common shares outstanding during the period; however, diluted net income for that period also includes the dilutive effect of potential common shares. For the three months ended March 31, 2005 basic and diluted net loss per common share is computed based on the weighted-average number of common shares outstanding during the period because the effect of potential common shares would be anti-dilutive. Certain securities were not included in the computation of diluted earnings per share because they would have an anti-dilutive effect due to exercise price or net losses for such periods. These securities include the following:

a.   Options to purchase shares of common stock:

	March 31, 2006	March 31, 2005
	(in thousands, except price per share data)
Number of options	7,853	13,048
Price range per share	$44.15 to $87.50	$5.00 to $87.50

b.   Shares of common stock reserved for issuance upon conversion of convertible subordinated debt:

	March 31, 2006	March 31, 2005
	(in thousands)
5% convertible subordinated debentures due 2007	4,763	4,763
0% Series A convertible senior subordinated notes due 2008	—	2,283
0% Series B convertible senior subordinated notes due 2010	—	4,961
Total	4,763	12,007

We have issued 0% convertible subordinated notes due 2024, which were not convertible as of March 31, 2006 and 2005 or at any time during the three months ended March 31, 2006 and 2005. Once these notes become convertible, shares of common stock will be reserved under the conversion formula for issuance upon conversion if and when our common stock price exceeds $67.20 per share on the Nasdaq National Market. Prior to such occurrence, the notes are only convertible into cash.

4.   Accounting for Stock-Based Compensation

Effective January 1, 2006, we adopted the provisions of SFAS 123(R), which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). Prior to January 1, 2006, we accounted for share-based compensation to employees in accordance with APB 25 and related interpretations. We also followed the disclosure requirements of SFAS 123. We elected to adopt the modified prospective transition method as provided by SFAS 123(R) and, accordingly, financial statement amounts for the prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of expensing stock-based compensation.

Our stock option plans were adopted in 1997, 1999, 2000 and 2002 (“option plans”). Options granted under the option plans are generally non-qualified stock options but the option plans permit some options granted to qualify as “incentive stock options” under the U.S. Internal Revenue Code. The exercise price of a stock option generally is equal to the fair market value of our common stock on the option grant date. The contractual term of options granted is generally 10 years.

Under the option plans, in addition to options, we granted certain employees restricted stock awards. Restricted stock awards are non-vested stock awards. Restricted stock awards are independent of option grants and are subject to forfeiture if employment terminates prior to the release of the restrictions. Such awards generally vest annually over a two to five year period from the date of grant. Ownership of restricted stock typically cannot be transferred until the shares have vested. In connection with restricted stock grants, we record compensation expense based on the fair value of the shares granted. This stock compensation is being amortized on a straight-line basis over the vesting periods.

The 1998 Employee Stock Purchase Plan, or 1998 ESPP, permits an aggregate of 900,000 shares of common stock to be purchased by employees at 85% of market value on the first or last day of each six-month offering period, whichever is lower, through accumulation of payroll deductions ranging from 1% to 10% of compensation as defined, subject to certain limitations.

As required by SFAS 123(R), management has made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

The following table presents stock-based employee compensation expenses included in our unaudited condensed consolidated statements of operations:

Three Months Ended March 31, 2006
(in thousands)
Cost of products sold	$134
Research and development	2,425
Selling, marketing and distribution	3,274
General and administrative	3,992
Stock-based compensation expense	$9,825

As a result of adopting SFAS 123(R), our net income for the quarter ended March 31, 2006, is $9,825,000 less than if we had continued to account for stock-based compensation under APB 25. Basic and diluted income per share for the quarter ended March 31, 2006 were also less by $0.09 and $0.08, respectively, due to the adoption of SFAS 123(R).

The following table presents stock-based employee compensation expenses by type of award:

Three Months Ended March 31, 2006
(in thousands)
Employee stock options	$9,039
Restricted shares .	302
Employee stock purchase plan	484
Stock-based compensation expense	$9,825

We estimate the fair value of stock options using the Black-Scholes valuation model. This valuation model takes into account the exercise price of the award, as well as a variety of assumptions. These assumptions used to estimate the fair value of stock options include the expected term, the expected volatility of our stock over the expected term, the risk-free interest rate over the expected term, and our expected annual dividend yield. We believe that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the stock options granted in the three months ended March 31, 2006. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

Assumptions used to determine the fair value of options granted during the three months ended March 31, 2006, using the Black-Scholes valuation model were:

	Three Months Ended March 31, 2006
	Employee Stock Option Plans	Employee Stock Purchase Plan
Expected term	5.7 years	0.5 years
Expected volatility factor	28.6%	28.6%
Risk-free interest rate	4.6%	4.3%
Expected annual dividend yield	—	—

Prior to January 1, 2006, we accounted for stock-based compensation to employees in accordance with APB 25. We also had previously adopted the disclosure provisions of SFAS 123, which required disclosure only of stock-based compensation and its impact on net loss and net loss per share. The following table illustrates the effects on net loss and net loss per share for the three months ended March 31, 2005 as if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee awards.

Three Months Ended March 31, 2005
(in thousands, except price per share data)
Net loss as reported	$(22,573)
Less: Total stock-based employee compensation expense determined under the fair value method	(11,853)
Pro forma net loss	$(34,426)
Net loss per share:
Basic and Diluted—as reported	$(0.22)
Basic and Diluted—pro-forma	$(0.33)

In determining the stock-based compensation expense to be disclosed under SFAS 123, we were required to estimate the fair value of stock awards granted to employees using a Black-Scholes valuation model. However, differences between the requirements of SFAS 123(R) and SFAS 123 resulted in a different set of assumptions for our valuation model, including the utilization of a forfeiture rate. Assumptions used to determine the fair value of options granted under SFAS 123 during the three months ended March 31, 2005 were:

	Three Months Ended March 31, 2005
	Employee Stock Option Plans	1998 Employee Stock Purchase Plan
Expected term	5.0 years	0.5 years
Volatility	80.0%	36.0%
Risk-free interest rate	3.9%	2.4%
Dividend yield	—	—

We issue common stock from previously authorized but unissued shares to satisfy option exercises, restricted stock grants and purchases under the 1998 Employee Stock Purchase Plan.

A summary of our stock option activity for the three months ended March 31, 2006 is as follows:

	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding, December 31, 2005	10,859	$32.78
Granted	1,393	$55.54
Exercised	(375)	$18.63
Cancelled	(90)	$43.41
Outstanding, March 31, 2006	11,787	$35.83	6.2
Exercisable at March 31, 2006	6,475	$26.80	2.9

All options granted during the three months ended March 31, 2006 and 2005 were granted with exercise prices equal to the fair market value of our common stock on the grant date and had weighted average grant date fair values of $20.50 and $42.85, respectively.

At March 31, 2006, the aggregate intrinsic value of options outstanding and options exercisable was $201,139,000 and $172,822,000, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

The aggregate intrinsic value of options exercised during the three months ended March 31, 2006 was $13,973,000.

The following table summarizes the stock options outstanding at March 31, 2006:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Number (in thousands)	Weighted Average Exercise Price
$5.75- $8.31	738	$6.31	6.4	719	$6.27
$11.25- $16.78	2,199	$13.06	4.7	1,627	$12.70
$18.38- $27.15	2,561	$21.25	4.8	1,840	$20.60
$27.70- $39.07	1,098	$34.43	4.4	966	$35.30
$42.38- $59.45	4,032	$52.26	8.2	1,053	$53.15
$64.50- $87.50	1,159	$74.31	6.8	270	$75.43
$5.75-$87.50	11,787	$35.83	6.2	6,475	$26.80

Our non-vested share activity for the three months ended March 31, 2006 was as follows:

	Stock Options		Restricted Stock
	Number of Shares (in thousands)	Weighted Average grant date Fair Value	Number of Shares (in thousands)	Weighted Average grant date Fair Value
Non-vested at December 31, 2005	4,563	$42.38	—	$—
Granted	1,393	$55.54	174	$55.54
Vested	(554)	$32.44	—	—
Forfeited	(90)	$43.40	—	—
Non-vested at March 31, 2006	5,312	$46.85	174	$55.54

At March 31, 2006, unrecognized compensation expense related to non-vested stock options and restricted stock was $111,132,000, and $8,974,000 respectively, which are expected to be recognized over weighted average periods of 3.75 years and 4.34 years, respectively.

The fair market value of the December 1, 2005 offering period of the 1998 ESPP, which concludes on May 31, 2006, was determined to be $968,000, or approximately $11.91 per share. The associated expense is amortized on a straight-line basis over the offering period. For the three months ended March 31, 2006, we recorded $484,000 of expense related to an ongoing ESPP offering period. No offering periods concluded during the three months ended March 31, 2006.

5.   Inventories

Inventories consist of the following:

	March 31, 2006	December 31, 2005
	(in thousands)
Raw materials	$23,012	$21,780
Finished goods	19,767	17,171
Total	$42,779	$38,951

6.   Deferred Financing and Patents Costs

The following schedule details the carrying value of our patents and deferred financing costs:

	March 31, 2006	December 31, 2005
	(in thousands)
Deferred financing costs, gross	$34,440	$34,440
Accumulated amortization	(18,909)	(17,474)
Deferred financing costs, net	$15,531	$16,966
Patents, gross	$2,785	$2,785
Accumulated amortization	(1,710)	(1,654)
Patents, net	$1,075	$1,131

The following schedule details our amortization expense related to patents and deferred financing costs:

	Three Months Ended
	March 31, 2006	March 31, 2005
	(in thousands)
Amortization of deferred financing costs	$1,435	$903
Amortization of patents	56	153
Total	$1,491	$1,056

We currently estimate that our amortization expense will be $4,482,000, $4,344,000, $3,994,000, $2,861,000 and $729,000 for the remainder of 2006 and for the years ending December 31, 2007, 2008, 2009 and 2010, respectively.

7.   Convertible Subordinated Debt

Convertible subordinated debt consists of the following:

	March 31, 2006	December 31, 2005
	(in thousands)
5% convertible subordinated debentures due 2007	$440,000	$440,000
0% Series A convertible senior subordinated notes due 2008	72,800	72,800
0% Series B convertible senior subordinated notes due 2010	148,020	148,020
0% convertible senior subordinated notes due 2024	500,000	500,000
Total	$1,160,820	$1,160,820

8.   Comprehensive Income (Loss)

Total comprehensive income (loss) consists of net income (loss), net foreign currency translation adjustments and net unrealized gain (loss) on available-for-sale securities.

	Three Months Ended
	March 31, 2006	March 31, 2005
	(in thousands)
Comprehensive income (loss):
Net income (loss)	$10,259	$(22,573)
Net foreign currency translation adjustment	(41)	(82)
Unrealized gain (loss) on available-for-sale securities	10,806	(1,485)
Total comprehensive income (loss)	$21,024	$(24,140)

9.   Legal Proceedings

We and several of our current and former officers and a current director are named as defendants in several class action complaints which have been filed on behalf of certain persons who purchased our common stock and/or debt securities during different time periods, beginning on various dates, the earliest being May 17, 1999, and all ending on March 6, 2002. These complaints allege violations of the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder by the Securities and Exchange Commission. Primarily, they allege that the defendants made certain materially false and misleading statements relating to the testing, safety and likelihood of approval of tecastemizole by the United States Food and Drug Administration, or FDA. In both the debt purchasers’ action and equity purchasers’ action, the court has granted the plaintiffs’ motion for class certification. In late February 2006, two corrected and amended consolidated complaints were filed, one on behalf of the purchasers of our common stock and the other on behalf of the purchasers of our debt securities. These corrected and amended consolidated complaints reiterate the allegations contained in the previously filed complaints and define the alleged class periods as May 17, 1999 through March 6, 2002. The parties are currently engaged in discovery. We are unable to reasonably estimate any possible range of loss related to the lawsuits due to their uncertain resolution. However, any conclusion of these matters in a manner adverse to us would have a material adverse effect on our financial position and results of operations.

In September 2005, we received notification that the FDA had received an abbreviated new drug application, or ANDA, from Breath Limited seeking approval of a generic version of our 1.25 mg, 0.63 mg and 0.31 mg levalbuterol hydrochloride inhalation solution. Breath Limited’s submission includes a Paragraph IV certification alleging that our patents listed in the FDA publication entitled “Approved Drug Products With Therapeutic Equivalence Evaluations,” commonly referred to as the “Orange Book,” for XOPENEX Inhalation Solution are invalid, unenforceable or not infringed by Breath Limited’s proposed product. We have filed a civil action against Breath Limited for patent infringement. We were notified in

January 2006 of a second ANDA seeking approval of a generic version of our 1.25 mg, 0.63 mg and 0.31 mg levalbuterol hydrochloride inhalation solution including a Paragraph IV certification, which was submitted to the FDA by Dey, L.P. We have filed a civil action against Dey, L.P. for patent infringement. In April 2006, we were notified of a third ANDA seeking approval of a generic version of our 1.25 mg, 0.63 mg and 0.31 mg levalbuterol hydrochloride inhalation solution including a Paragraph IV certification, which was submitted to the FDA by Watson Laboratories, Inc. We have yet to decide whether we will file a civil action against Watson Laboratories, Inc. for patent infringement.

Should we successfully enforce our patents, ANDA approval will not occur until the expiration of the applicable patents. Otherwise, the FDA will stay its approval of the relevant ANDA until 30 months following the date we received notice of such ANDA or until a court decides that our patents are invalid, unenforceable or not infringed, whichever is earlier.

10.   Investment in ACADIA

On January 13, 2006, we completed the second $10 million purchase of ACADIA Pharmaceuticals Inc. common stock in connection with the collaboration between the two companies formed in January 2005. Our purchase was made at a price of approximately $12.29 per share, which represented a 25 percent premium over the 30-day trailing average closing price of ACADIA’s common stock on the Nasdaq National Market and resulted in the issuance to us of 813,393 shares of ACADIA common stock. We recorded the premium amount of $1,061,000 as research and development expense and the remaining amount of $8,939,000 as an investment in ACADIA.

On January 10, 2005, we completed the initial $10 million purchase of ACADIA Pharmaceuticals Inc. common stock in connection with the collaboration. Our purchase was made at a price of approximately $9.28 per share, which represented a 40 percent premium over the 30-day trailing average closing price of ACADIA’s common stock on the Nasdaq National Market and resulted in the issuance to us of 1,077,029 shares of ACADIA common stock. We recorded the premium amount of $2,857,000 as research and development expense and the remaining amount of $7,143,000 as an investment in ACADIA.

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains, in addition to historical information, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. These forward-looking statements involve risks and uncertainties and are not guarantees of future performance. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and variations of these words and similar expressions are intended to identify forward-looking statements. Our actual results could differ significantly from the results we discuss in these forward-looking statements. These forward-looking statements represent our expectations as of the date of this report. Subsequent events will cause our expectations to change. However, while we may elect to update these forward-looking statements, we specifically disclaim any obligation to do so. See the section entitled “Risk Factors” below for a discussion of important factors that could cause our actual results to differ materially from the results we discuss in our forward-looking statements.

Executive Overview

We are a research-based pharmaceutical company focused on discovering, developing and commercializing differentiated products that address large and growing markets, and unmet medical needs, and can be marketed to primary care physicians through our sales force.

We currently manufacture and sell three products, XOPENEX® (levalbuterol HCl) Inhalation Solution, a short-acting bronchodilator, for the treatment or prevention of bronchospasm in patients with reversible obstructive airway disease; XOPENEX HFA™ (levalbuterol tartrate) Inhalation Aerosol, a hydrofluoroalkane, or HFA, metered-dose inhaler, or MDI, for the treatment or prevention of bronchospasm in adults, adolescents and children four years of age and older with reversible obstructive airway disease; and LUNESTA™ (eszopiclone) for the treatment of insomnia.

We market and sell XOPENEX Inhalation Solution, LUNESTA and XOPENEX HFA directly through our sales force. We have entered into out-licensing arrangements with respect to several other compounds. We expect to commercialize products that we successfully develop through our sales force, through co-promotion agreements and through out-licensing partnerships.

Significant 2006 Developments

On February 23, 2006, we announced that we entered into a licensing agreement with UCB, relating to levocetirizine, which is an antihistamine being developed by UCB. Under this agreement, we have exclusively licensed to UCB all of our patents and patent applications in the U.S. regarding levocetirizine and royalties will be payable to us on U.S. sales of levocetirizine products. Under a separate agreement, we currently earn royalties from UCB on sales of levocetirizine in European countries where the product is sold. Levocetirizine is marketed by UCB under the brand names XYZAL® and XUSAL™ in the European Union, or E.U., for treatment of symptoms of seasonal and perennial allergic rhinitis, persistent allergic rhinitis, and chronic idiopathic urticaria, or CIU, also known as hives of unknown cause, in adults and children aged 6 years and older.

On January 17, 2006, we announced that we had completed the second $10 million purchase of ACADIA Pharmaceuticals Inc., or ACADIA, common stock in connection with our license, option and collaboration agreement, or collaboration, with ACADIA that we entered into in January 2005. Our purchase was made at a price of approximately $12.29 per share, which represented a 25 percent premium to the 30-day trailing average closing price on the Nasdaq National Market as of the one-year anniversary of the collaboration, and resulted in the issuance to us, of 813,393 shares of ACADIA common stock.

On January 12, 2006, we announced that we had been notified that the United States Food and Drug Administration, or FDA had received an abbreviated new drug application, or ANDA, from Dey, L.P. for a generic version of levalbuterol hydrochloride inhalation solution. Dey’s submission includes a Paragraph IV certification alleging our patents listed in the FDA publication entitled “Approved Drug Products With Therapeutic Equivalence Evaluations,” commonly referred to as the “Orange Book,” for XOPENEX Inhalation Solution are invalid, unenforceable or not infringed by Dey’s proposed product. On September 7, 2005, we announced that the FDA had received an ANDA from Breath Limited seeking marketing approval for generic copies of our 1.25 mg, 0.63 mg and 0.31 mg XOPENEX Inhalation Solution (levalbuterol hydrochloride) unit-dose vial product. XOPENEX Inhalation Solution Concentrate is not subject to the ANDA. Breath Limited’s submission includes a Paragraph IV certification alleging that our patents listed in the Orange Book for XOPENEX Inhalation Solution are invalid, unenforceable or not infringed by Breath Limited’s proposed product. We have filed civil actions against Breath Limited and Dey, L.P. for patent infringement. In April 2006, we were notified of a third ANDA seeking approval of a generic version of our 1.25 mg, 0.63 mg and 0.31 mg levalbuterol hydrochloride inhalation solution including a Paragraph IV certification, which was submitted to the FDA by Watson Laboratories, Inc. We have yet to decide whether we will file a civil action against Watson Laboratories, Inc. for patent infringement.

Should we successfully enforce our patents, the FDA will not approve the relevant ANDA until expiration of the applicable patents. Otherwise, the FDA will stay its approval of the relevant ANDA for 30 months following the date we received notice of such ANDA or until a court decides that our patents are invalid, unenforceable or not infringed, whichever is earlier.

Critical Accounting Policies

We identified critical accounting policies in our annual report on Form 10-K for the year ended December 31, 2005. These critical accounting policies relate to product revenue recognition, royalty revenue recognition, rebate and return reserves, patents, intangibles and other assets, accounts receivable and bad debt, income taxes, induced conversion of debt, inventory write-downs and stock-based compensation. These policies require us to make estimates in the preparation of our financial statements as of a given date. Because of the uncertainty inherent in these matters, our actual results could differ from the estimates we use in applying the critical accounting policies. Other than the adoption of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” or SFAS 123(R), no changes to these critical accounting policies have taken place since December 31, 2005; however, we have expanded the disclosure of our accounting policies relating to product sale allowances and reserves.

Product Sales Allowances and Reserves:   We record product sales net of the following significant categories of product sales allowances: payment term discounts, wholesaler fee for service discounts, government rebates and contractual discounts (includes Medicaid discounts, Medicare discounts, managed care discounts, chargebacks and group purchasing organization, or GPO, contract discounts), returns and other discounts. Calculating each of these items involves significant estimates and judgments and requires us to use information from external sources. Based on known market events and trends, internal and external historical trends, third party data, customer buying patterns and up-to-date knowledge of contractual and statutory requirements, we are able to make reasonable estimates of sales discounts. Historically, our estimates have not materially differed from our actual results.

1)   Payment Term Discounts—We offer our wholesaler customers a 2% prompt-pay cash discount as an incentive to remit payment within the first thirty days after the date of the invoice. Prompt-pay discount calculations are based on the gross amount of each invoice. We account for these discounts by reducing sales by the 2% discount amount when product is sold, and apply earned cash discounts at the time of payment. Since we began selling our products commercially in 1999, our customers have routinely taken advantage of this discount. Based on common industry practices and our customers’ overall payment performance, we accrue for cash discounts on product sales recorded during the period. We adjust the accrual to reflect actual experience as necessary.

2)   Wholesaler Fee for Service Discounts—In the second quarter of 2005, we entered into letter agreements with certain wholesaler customers that provide these wholesalers with the opportunity to earn discounts in exchange for the performance of certain services. These agreements are subject to termination upon thirty days prior written notice. Our effective rate of wholesaler discounts applied across all product sales in the first quarter of 2006 was approximately 2.5%. If the percentage of gross sales sold to wholesalers with letter agreements increases, our liability related to wholesaler discounts could increase materially. For example, a 0.5% increase in the effective rate of wholesaler discounts on the first quarter of 2006 gross sales from our three marketed products would result in a sales reduction of approximately $1.7 million.

3)   Government Rebates and Contractual Discounts—

Medicaid Discounts—We record accruals for rebates to be provided through the Medicaid Drug Rebate Program as a reduction of sales when the product is sold. We rebate individual states for all eligible units purchased under the Medicaid program based on a rebate per unit calculation driven off our Average Manufacturer Price, or AMP. We estimate the expected rebate per unit to be used and adjust our rebate accruals based on expected changes in rebate pricing. We also examine the historical rebate trends and the trend of sales that become eligible for Medicaid programs and any changes expected to these trends. In addition, certain states have supplemental rebate programs, which provide such states with an additional rebate. Supplemental rebates, like rebates under the Medicaid Drug Rebate Program, are recorded as a reduction of sales when the product is sold. Rebate amounts are generally invoiced quarterly in arrears and paid thirty days after they are invoiced. As a result, our accrual consists of (i) an estimate of the amount we expect to be incurred for the current quarter’s prescriptions, (ii) an accrual for prior quarters’ unpaid rebates and (iii) an accrual for estimated inventory in the distribution channel.

We recorded a provision for Medicaid rebates of 6.0% and 8.7% of gross sales for the three months ended March 31 2006 and 2005, respectively. The reduction was principally due to a change in product mix, with LUNESTA, which we commercially introduced in 2005, having significantly lower Medicaid eligible units than XOPENEX Inhalation Solution. Actual Medicaid discounts could exceed historical experience and our estimates of expected Medicaid activity and rebate per unit amounts. If the Medicaid discount provision percentage were to increase by 0.5% of first quarter 2006 gross sales from our marketed products, an additional provision of $1.7 million would result.

Medicare Discounts—Part B—We record accruals for rebates to be provided through Medicare programs as a reduction of sales when the product is sold. We provide rebates to medicare pharmacy providers, or MPPs, on XOPENEX Inhalation Solution that is dispensed to Medicare beneficiaries. XOPENEX is covered under a Medicare code for drugs used with durable medical equipment, in our case, nebulizers. We estimate the expected rebate using historical data and by examining trends and expected changes in Medicare codes. Medicare payments are paid to MPPs primarily on a monthly basis. Accordingly, the provision typically relates to the activity over a one-month period and, as a result, the total provision consists of (i) an estimate of the amount expected to be incurred for the current month’s prescriptions, (ii) an accrual for prior months’ unpaid rebates and (iii) an accrual for estimated inventory in the distribution channel.

Medicare Discounts—Part D—Effective January 1, 2006, Medicare created a prescription drug benefit for its beneficiaries known as Medicare Part D. CMS, the Centers for Medicare and Medicaid Services, contracted with numerous health plans and prescription drug benefit plans to design and administer the drug benefit, including the development of a formulary (which defines which products are covered and at what co-pay level). We pay rebates to certain Part D health plans and prescription drug plans on the sale of Lunesta and Xopenex HFA. Xopenex UDV has been and will remain covered as a Part B product, resulting in minimal Part D utilization. Our accruals for Part D are for rebates required for Lunesta and Xopenex HFA and are estimated based on projected sales volumes through the contacted health and drug plans.

The provision for Medicare rebates was less than 1% of gross sales for both the three months ended March 31, 2006 and 2005. Actual Medicare discounts could change significantly in the future based on future Medicare reimbursement classifications. If the Medicare discount provision percentage were to increase by 0.5% of first quarter 2006 gross sales of our marketed products, we would incur an additional provision of approximately $1.7 million.

Managed Care Discounts—We have entered into agreements with certain managed care organizations, or MCOs, whereby we provide agreed upon discounts to such entities based on the achievement of sales volume and/or market share purchasing targets. We record accruals for these discounts as a reduction of sales when product is sold based on discount rates and expected levels of sales volumes of these MCOs during a period. We estimate eligible sales based on historical amounts and sales trends and expected changes to these trends. Discounts are generally invoiced and paid quarterly in arrears. Accordingly, our accrual consists of (i) the amount expected to be incurred for the current quarter’s prescriptions, (ii) an accrual for prior quarters unpaid discounts and (iii) an accrual for estimated inventory in the distribution channel.

The provision for MCO rebates was approximately 1.6% and 1.1% of gross sales in the three months ended March 31, 2006 and 2005, respectively. Actual MCO discounts could exceed historical experience and our estimates of expected future participation in these programs. If the MCO discount provision percentage were to increase by 0.5% of first quarter 2006 gross sales of our marketed products, an additional provision of approximately $1.7 million would result.

Chargebacks and GPO Contract Discounts—We have entered into agreements with certain group purchasing organizations, or GPOs, in which its members can purchase product from our wholesalers at a specified price. GPOs are organizations that represent a group of end buyers in the purchase of goods. These agreements involve the wholesalers who receive a stated margin on sales to GPOs. When the difference between the wholesaler’s purchase price and the GPO’s price creates a margin less than the amount agreed between us and the wholesaler, the wholesaler requests a credit, which is referred to as a chargeback. We record accruals for these discounts as a reduction of sales when product is sold. We estimate eligible sales based on a history of the average actual chargebacks and an average of the chargeback cycle time, which is the time from when a wholesaler sells to a GPO until we issue a credit to the wholesaler. We examine the history of sales that qualify for chargebacks and monitor sales trends and contractual changes. Our accrual consists of the amount we expect to be incurred for the current sales in the calculated chargeback cycle, plus an accrual for estimated inventory in the distribution channel.

The provision for chargebacks and GPO contract credits was approximately 3.5% and 1.8% of gross sales in the three months ended March 31, 2006 and 2005, respectively. The increase in the three months ended March 31, 2006 as compared to March 31, 2005 is mainly due to chargebacks related to sales discounts on XOPENEX HFA units that were ultimately sold to the Veterans Administration, or VA. Actual chargeback and GPO contract credits could exceed historical experience and our estimates of expected future participation in these programs. Additionally our estimate of the average chargeback cycle time could vary. If the provision for chargeback and GPO contract credits was to increase by 0.5% of first quarter 2006 gross sales of our marketed products, then an additional provision of approximately $1.7 million would result.

4)   Returns—Customers can return short-dated or expired product that meets the guidelines set forth in our returns good policy. Product shelf life from the date of manufacture for XOPENEX Inhalation Solution is 15 months, XOPENEX HFA is 21 months and LUNESTA is 15-24 months. Returns are accepted from wholesalers and retail pharmacies. Customers can return product with six months or less of shelf life remaining and expired product within twelve months following the expiration date. We record an estimate for returns as reductions of revenue at the time product sales are recorded. We base our estimates of product returns on the percentage of returns that we have experienced historically and on a historical aging of the average time a return occurs from the time the product was sold. For products with insufficient return history, we estimate by examining data of similar drugs. For example, with LUNESTA we researched industry data on return patterns of widely prescribed insomnia drugs. We may adjust our estimate of product returns if we are aware of other factors that we believe could significantly impact our expected return percentages. These factors include our estimate of inventory levels of our products in the distribution channel, competitive issues such as new product entrants and other known changes in sales trends.

The provision for returns was approximately 1.9% and 2.5% for the three months ended March 31, 2006 and 2005, respectively. The decrease in return percentage provision in 2006 from 2005 is due to the introduction of LUNESTA in the second quarter of 2005, which has a significantly lower return percentage than XOPENEX Inhalation Solution. Actual returns could exceed historical experience and, accordingly, our estimates of expected future returns due to factors such as wholesaler and retailer stocking patterns and inventory levels and/or competitive changes. If the returns provision percentage were to increase by 0.5% of first quarter 2006 gross sales for each of these products, then an additional provision of $1.7 million would be necessary.

Many of our accruals include an estimate of inventory in the distribution pipeline. At March 31, 2006, we believe a reasonable estimate of the value of our pipeline inventory is approximately $63.0 million for XOPENEX Inhalation Solution, $11.0 million for XOPENEX HFA and $74.0 million for LUNESTA.

5)   Other Discounts—At times we offer special programs and discounts. In 2005, we implemented discount programs related to the launch of LUNESTA and XOPENEX HFA to support the goal of making the products widely available. These programs include discounts for auto-shipments to pharmacies, coupons and vouchers. Under the auto-shipments to pharmacies program, we give a discount to wholesalers that provide evidence that they have delivered product to an agreed upon number of pharmacies in a timely manner. Under the coupon program, physicians give patients coupons to purchase the prescribed drug at a discount from any retail pharmacy. We reimburse retail pharmacies for these discounts through a third party administrator. Under the voucher program, physicians give patients vouchers to obtain free samples of the prescribed drug from any retail pharmacy. We reimburse retail pharmacies for the cost of these products through a third party administrator. We use the voucher program primarily in states where samples cannot be shipped directly to physicians.

In each case mentioned above, we estimate the cost of reimbursement as a reduction of gross sales when the product is sold. In addition, we maintain an accrual for unused coupons and vouchers based on outstanding total coupons and vouchers and their historical usage rates and adjust this accrual whenever changes in such historical usage rate occur. Each of these programs has a defined expiration date.

The following table summarizes activity in each of the above product sales allowances and reserve categories for the period ended December 31, 2005 and the three months ended March 31, 2006:

	Payment Terms Discount	Wholesaler Fee for Service	Government Rebates and Contractual Discounts	Returns	Other Discounts	Total
	(in thousands)
Balance at December 31, 2005	$(2,632)	$(9,503)	$(47,462)	$(16,269)	$(553)	$(76,419)
Current provision:	(6,885)	(8,561)	(40,192)	(6,282)	(990)	(62,910)
Actual:
Current periods	3,577	—	572	—	267	4,416
Prior periods	2,958	1,953	21,384	3,185	597	30,077
Total	6,535	1,953	21,956	3,185	864	34,493
Balance at March 31, 2006	$(2,982)	$(16,111)	$(65,698)	$(19,366)	$(679)	$(104,836)

Stock-Based Compensation—Effective January 1, 2006, we adopted the provisions of SFAS 123(R), which resulted in changes to our financial statements as detailed in Note 4 to the financial statements. Determining the amount and distribution of expense for stock-based compensation, as well as the associated impact to the balance sheets and statements of cash flows, requires us to develop estimates of the fair value of stock-based compensation expenses.

We estimate the fair value of stock options using the Black-Scholes valuation model. This valuation model takes into account the exercise price of the award, as well as a variety of assumptions. These assumptions used to estimate the fair value of stock options include the expected term, the expected volatility of our stock over the expected term, the risk-free interest rate over the expected term, and our expected annual dividend yield. As required by SFAS 123(R), management has also made an estimate of expected forfeitures in determining the amount of expense to be recorded, and is recognizing compensation expense only for those equity awards expected to vest. We believe that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair value of stock-based compensation expenses. These estimates are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

Three Month Periods ended March 31, 2006 and 2005

Revenues

Product sales were $277,505,000 and $106,648,000 for the three months ended March 31, 2006 and 2005, respectively, an increase of approximately 160%. This increase is primarily a result of the commercial introduction of LUNESTA in April 2005, a significant increase in XOPENEX Inhalation Solution revenue and the commercial introduction of XOPENEX HFA in December 2005.

Sales of LUNESTA were $138,085,000 for the three months ended March 31, 2006 as compared to $0 for the same period in 2005. LUNESTA was commercially introduced in April 2005.

Sales of XOPENEX Inhalation Solution were $134,065,000 for the three months ended March 31, 2006 as compared to $106,648,000 for the same period in 2005, an increase of approximately 26%. The sales increase for XOPENEX Inhalation Solution for the three months ended March 31, 2006 as compared with the same period in 2005 is due to a 16% increase in the number of units sold and an 8% increase in the net selling price per unit, which is due to a gross unit price increase of approximately 8%. Adjustments recorded to gross sales remained relatively unchanged as disclosed in the table below.

Sales of XOPENEX HFA were $5,355,000 for the three months ended March 31, 2006, as compared to $0 for the same period in 2005. XOPENEX HFA was commercially introduced in December 2005.

Analysis of gross sales to net sales—The following table presents the adjustments deducted from gross sales to arrive at a net sales figure:

	For the three months ended March 31,
	2006	% of sales	2005	% of sales	Change	% Change
	(dollars in thousands)
Gross sales	$340,415	100%	$129,030	100%	$211,385	164
Adjustments to gross sales:
Payment term discounts	6,885	2.0%	2,750	2.1%	4,135	150%
Wholesaler fee for service	8,561	2.5%	—	0.0%	8,561	100%
Government rebates and contractual discounts	40,192	11.8%	16,284	12.6%	23,908	147%
Returns	6,282	1.9%	3,276	2.5%	3,006	92%
Other (includes product launch discounts)	990	0.3%	72	0.1%	918	1,275%
Sub-total adjustments	62,910	18.5%	22,382	17.3%	40,528	181%
Net sales	$277,505	81.5%	$106,648	82.7%	$170,857	160%

Increases in the adjustments to gross sales as a percentage of gross sales from the quarter ended March 31, 2005 to the quarter ended March 31, 2006 primarily reflect the establishment of wholesaler fee for service discount arrangements in 2006 to provide for fees consistent with the terms of the wholesaler service agreements we executed in the second quarter of 2005, offset by, lower returns reserve as a percentage of gross sales due to LUNESTA being accrued at a lower rate than XOPENEX Inhalation Solution and an overall decrease in government rebates and contractual discounts as a percentage of gross  sales. Part of the decrease is associated with lower Medicare Part B discounts resulting from favorable Medicare reimbursement rates for XOPENEX Inhalation Solution. We cannot be certain these favorable rates will continue. In March 2006, the Medicare Durable Medical Equipment Program Safeguard Contractors, or DME-PSCs, issued a draft local coverage determination under which Medicare reimbursement for XOPENEX Inhalation Solution would be reduced to the level of reimbursement for generic albuterol. If this local coverage determination is implemented, our sales of XOPENEX Inhalation Solutions would be material adversely affected.

Royalties were $8,173,000 and $12,397,000 for the three months ended March 31, 2006 and 2005, respectively, a decrease of approximately 34%. The decrease is primarily due to the decrease in royalties earned on the sales of ALLEGRA under our agreement with sanofi-aventis, which were $5,439,000 for the three months ended March 31, 2006 compared to $9,277,000 for the same period in 2005, with the majority of the decrease occurring in the United States. Pursuant to the terms of our U.S. agreement with sanofi-aventis, our royalties on the sale of ALLEGRA in the United States, which have historically been $15 to $20 million per year, terminated based on the introduction of a generic equivalent of this product in September 2005. We are still entitled to receive royalties on the sale of ALLEGRA outside of the United States in countries where we hold patents covering ALLEGRA and no generic equivalent product has been introduced. Royalties earned on sales of CLARINEX®, under our agreement with Schering-Plough Corporation, decreased to $1,981,000 from $2,340,000 for the three months ended March 31, 2006 versus the same period in 2005.

Costs of Revenues

Cost of product sold was $25,533,000 and $10,037,000 for the three months ended March 31, 2006 and 2005, respectively.

Cost of LUNESTA sold as a percentage of LUNESTA sales was approximately 6% for the three months ended March 31, 2006, with the largest portion being the royalty paid on net sales of LUNESTA to a third party. In accordance with our accounting policies, we did not begin to capitalize product manufacturing costs associated with LUNESTA inventory until the FDA approved the new drug application, or NDA, for LUNESTA. Therefore, we expect costs of LUNESTA sold as a percentage of LUNESTA sales to increase after we have sold all of our product for which we have not capitalized manufacturing costs. We expect this to occur around mid to late 2006.

Cost of XOPENEX Inhalation Solution sold as a percentage of XOPENEX Inhalation Solution sales was approximately 9% for the three months ended March 31, 2006 and for the same period in 2005.

Cost of XOPENEX HFA sold as a percentage of XOPENEX HFA sales was approximately 14% for the three months ended March 31, 2006. Included in the costs of XOPENEX HFA sold is a royalty paid on net sales of XOPENEX HFA to 3M Company, or 3M, our third-party finished goods manufacturer of the product.

Cost of royalties earned was $159,000 and $203,000 for the three months ended March 31, 2006 and 2005, respectively. The cost of royalties in both periods relates to an obligation to a third party as a result of royalties we earn from Schering-Plough Corporation based upon its sales of CLARINEX. This decrease in third-party obligations is due to the decrease in royalties earned in the three months ended March 31, 2006 as compared with the same period in 2005.

Research and Development

Research and development expenses were $49,269,000 and $28,569,000 for the three months ended March 31, 2006 and 2005, respectively, an increase of approximately 72%. The increase is primarily due to our increased spending on our LUNESTA Phase IIIB/IV program as well as drug discovery efforts. We also incurred increased spending on one of our early-stage programs, SEP-225289, targeted for the treatment of depression. In addition, stock compensation expense resulting from the January 1, 2006 implementation of FAS123(R) was $2,425,000 for the period ended March 31, 2006 as compared to $0 for the period ended March 31, 2005.

Drug development and approval in the United States is a multi-step process regulated by the FDA. The process begins with the filing of an investigational new drug application, or IND, which, if successful, allows the opportunity for study in humans, or clinical study, of the potential new drug. Clinical development typically involves three phases of study: Phase I, II and III. The most significant costs in clinical development are in Phase III clinical trials, as they tend to be the longest and largest studies in the drug development process. Following successful completion of Phase III clinical trials, an NDA must be submitted to, and accepted by, the FDA, and the FDA must approve the NDA prior to commercialization of the drug. We may elect either on our own, or at the request of the FDA, to conduct further studies that are referred to as Phase IIIB and IV studies. Phase IIIB studies are initiated and either completed or substantially completed while the NDA is under FDA review. These studies are conducted under an IND. Phase IV studies, also referred to as post-marketing studies, are studies that are initiated and conducted after the FDA has approved a product for marketing. Phase IV studies may be requested by the FDA either before or after the FDA has approved an NDA. These studies may also be independently initiated by the company whose NDA has been approved. The FDA uses post-marketing studies to gather additional information about a product’s safety, efficacy or optimal use.

Successful development of our product candidates is highly uncertain. Completion dates and completion costs can vary significantly for each product candidate and are difficult to predict. The lengthy process of seeking FDA approvals, and subsequent compliance with applicable statutes and regulations, require the expenditure of substantial resources. Any failure by us to obtain, or delay in obtaining, regulatory approvals could materially adversely affect our business. We cannot assure you that we will obtain any approval required by the FDA on a timely basis, if at all.

For additional discussion of the risks and uncertainties associated with completing development of potential product candidates, see “Risk Factors”.

Below is a summary of development of our products and product candidates that represent 10% or more of our direct project research and development spending for the three months ended March 31, 2006. The “Estimate of Completion of Stage” column contains forward-looking statements regarding expected timing of completion of product development phases. Completion of product development, if successful, culminates in the submission of an NDA to the FDA. The actual timing of completion of phases could differ materially from the estimates provided in the table. The table is sorted by highest to lowest spending amounts, and the three product candidates listed accounted for approximately 89% of our direct project research and development spending for the three months ended March 31, 2006. No other product candidate accounted for more than 6% of our direct research and development spending in this period.

Product or Product Candidate	Indication	Phase of Development	Estimate of Completion of Phase
LUNESTA (eszopiclone)	Insomnia	*	*
XOPENEX HFA (levalbuterol tartrate)	Respiratory—Asthma	**	**
Arformoterol	Respiratory—COPD	***	***
SEP-225289	Depression	Phase I	2007

*                    We commercially launched LUNESTA in April 2005.

**             We commercially launched XOPENEX HFA in December 2005.

***      We submitted an NDA to the FDA in December 2005. The Prescription Drug User Fee Act, or PDUFA, date is October 12, 2006.

Below is a summary of expenditure information related to our product candidates representing 10% or more of our direct project research and development spending during the three months ended March 31, 2006, and 2005, as well as the costs incurred to date on these projects. The costs in this analysis include only direct costs and do not include certain indirect labor, overhead, stock based compensation, or other costs which benefit multiple projects. As a result, fully loaded research and development cost summaries by project are not presented.

	Project costs for the three months ended March 31, 2006	Project costs to date through March 31, 2006	Project costs for the three months ended March 31, 2005	Project costs to date through March 31, 2005
	(in thousands)
LUNESTA (eszopiclone)	$7,981	$207,703	$—	$183,369
XOPENEX HFA (levalbuterol tartrate)	$5,287	$162,078	$5,246	$137,943
Arformoterol	$3,643	$165,221	$3,796	$147,315
SEP-225289	$2,799	$6,750	$493	$493

Due to the length of time necessary to develop a product, uncertainties related to the ability to obtain governmental approval for commercialization, and difficulty in estimating costs of projects, it is difficult to make accurate and meaningful estimates of the ultimate cost to bring our product candidates to FDA approved status. We do not believe it is possible to estimate, with any degree of accuracy, the costs of product candidates that are in stages earlier than Phase III.

Selling, Marketing and Distribution

Selling, marketing and distribution expenses were $189,961,000 and $93,172,000 for the three months ended March 31, 2006 and 2005, respectively, an increase of approximately 104%. Of this increase, approximately 65% is due to an increase in marketing, advertising and promotion costs in support of the commercial launch of LUNESTA, which took place in April 2005. Additionally, we incurred increased payroll and related expense as a result of hiring additional sales representatives and management to support the commercialization of LUNESTA and XOPENEX HFA. We also experienced increased sales training costs for the three months ended March 31, 2006 compared to the same period last year as a result of sales training for our sales force expansion in 2006. In addition, stock compensation expense resulting from the January 1, 2006 implementation of FAS123(R) was $3,274,000 for the period ended March 31, 2006 as compared to $0 for the period ended March 31, 2006.

General and Administrative

General and administrative costs were $14,315,000 and $8,481,000 for the three months ended March 31, 2006 and 2005, respectively, an increase of approximately 69%. Of this increase, approximately $3,992,000 or 68% relates to stock compensation expense resulting from the January 1, 2006 implementation of FAS123(R).

Other Income (Expense)

Interest income was $9,794,000 and $5,248,000 for the three months ended March 31, 2006 and 2005, respectively, an increase of approximately 87%. The increase is due to higher average balances of cash and short- and long-term investments combined with an increase in the interest rates earned on investments in 2006. Our monthly average cash and investment balance was approximately $978,657,000 and $813,591,000 for the three months ended March 31, 2006 and 2005, respectively. For the three months ended March 31, 2006 and 2005 the average annualized interest rate that we earned on our investments was 4.00% and 2.58%, respectively.

Interest expense was $5,551,000 and $5,842,000 for the three months ended March 31, 2006 and 2005, respectively. The expense in both periods is primarily related to the interest we paid on our 5% convertible subordinated debentures.

Equity in investee losses were $258,000 and $168,000 for the three months ended March 31, 2006 and 2005, respectively, an increase of approximately 54%. The loss represents our portion of BioSphere losses.

Liquidity and Capital Resources

Our liquidity requirements have historically consisted of research and development expenses, sales and marketing expenses, capital expenditures, working capital, debt service and general corporate expenses. We have funded these requirements and the growth of our business primarily through convertible subordinated debt offerings, the issuance of common stock, including the exercise of stock options, and sales of product and license agreements for our drug compounds. We now expect to fund our liquidity requirements primarily through the generation of positive cash flow from our operations. We also believe we have the ability to meet our short-term liquidity needs through the use of our cash and short-term investments on hand at March 31, 2006.

Cash, cash equivalents and short- and long-term investments totaled $960,201,000, or 75% of total assests at March 31, 2006, compared to $976,201,000, or 77% of total assets at December 31, 2005.

Net cash used in operating activities for the three months ended March 31, 2006 was $27,567,000 which includes net income of $10,259,000, which includes non-cash charges of $15,051,000, consisting primarily of stock compensation and depreciation and amortization expense. Accounts receivable and inventory increased by $10,137,000 and $3,836,000, respectively due primarily to LUNESTA and XOPENEX Inhalation Solution sales. Other current assets increased by $10,976,000, which is primarily attributable to an increase in prepaid expenses as well as an increase in interest receivable on our investments. Accounts payable increased by $15,138,000 primarily due to timing of vendor payments. Accrued expenses decreased by $71,196,000 primarily due to the timing of payments relating to commissions, interest and sales and marketing accruals as well as a decrease in manufacturing accruals due to the production timing of LUNESTA and XOPENEX HFA. Other current liabilities increased by $28,130,000 primarily due to an increase in accruals for product revenue rebates related to LUNESTA and XOPENEX HFA product sales.

Net cash used in investing activities for the three months ended March 31, 2006 was $37,621,000. Cash used in net purchases of short- and long-term investments was $22,849,000. We made purchases of property and equipment of $5,833,000. We also made an investment in ACADIA of $8,939,000.

Net cash provided by financing activities for the three months ended March 31, 2006 was $6,399,000. We received proceeds of $6,987,000 from issuing common stock upon the exercise of stock options issued under our stock option plans. We also used $588,000 to repay capital lease obligations and long-term debt.

We believe our existing cash and the anticipated cash flow from operations and current strategic alliances will be sufficient to support existing operations through 2007. In the longer term, we expect to continue to fund our operations with revenue generated from product sales. Our actual future cash requirements and our ability to generate revenue, however, will depend on many factors, including:

•       LUNESTA sales;

•       XOPENEX Inhalation Solution sales;

•       successful commercialization of XOPENEX HFA;

•       FDA approval of our arformoterol NDA;

•       acquisitions of technologies, product candidates, approved products and/or businesses;

•       our ability to establish and maintain additional strategic alliances and licensing arrangements;

•       achievement of milestones under our strategic alliance arrangements;

•       progress of our preclinical, clinical and research programs and the number and breadth of these programs; and

•       progress of our development efforts and the development efforts of our strategic partners.

If our assumptions underlying our beliefs regarding future revenues and expenses change, or if unexpected opportunities or needs arise, we may seek to raise additional cash by selling debt or equity securities or borrowing money from a bank. However, we may not be able to raise such funds on favorable terms, or at all.

Based on our current operating plan, we believe that we will not be required to raise additional capital to fund the repayment of our outstanding convertible debt when due. If we are not able to successfully continue to grow our revenue and properly manage our expenses, it is likely that our business would be materially and adversely affected and that we would be required to raise additional funds in order to repay our outstanding convertible debt. We cannot assure that, if required, we would be able to raise the additional funds on favorable terms, if at all.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, other than operating leases in the normal course of business, or variable interest entities or activities that include non-exchange traded contracts accounted for at fair value.

Contractual Obligations

As of March 31, 2006, our contractual obligations disclosure in our annual report on Form 10-K for the year ended December 31, 2005 has not materially changed.

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

We are exposed to market risk from changes in interest rates and equity prices, which could affect our future results of operations and financial condition. These risks are described in our annual report on Form 10-K for the year ended December 31, 2005. As of May 9, 2006, there have been no material changes to the market risks described in our annual report on Form 10-K for the year ended December 31, 2005. Additionally, we do not anticipate any near-term changes in the nature of our market risk exposures or in our management’s objectives and strategies with respect to managing such exposures.

ITEM 4.                CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2006, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS

In September 2005, we received notification that the FDA had received an ANDA from Breath Limited seeking approval of a generic version of our 1.25 mg, 0.63 mg and 0.31 mg levalbuterol hydrochloride inhalation solution. Breath Limited’s submission includes a Paragraph IV certification alleging that our patents listed in the FDA publication entitled “Approved Drug Products With Therapeutic Equivalence Evaluations,” commonly referred to as the “Orange Book,” for XOPENEX Inhalation Solution are invalid, unenforceable or not infringed by Breath Limited’s proposed product. We have filed a civil action against Breath Limited for patent infringement. We were notified in January 2006 of a second ANDA seeking approval of a generic version of our 1.25 mg, 0.63 mg and 0.31 mg levalbuterol hydrochloride inhalation solution including a Paragraph IV certification, which was submitted to the FDA by Dey, L.P. We have filed a civil action against Dey, L.P. for patent infringement. In April 2006, we were notified of a third ANDA seeking approval of a generic version of our 1.25 mg, 0.63 mg and 0.31 mg levalbuterol hydrochloride inhalation solution including a Paragraph IV certification, which was submitted to the FDA by Watson Laboratories, Inc. We have yet to decide whether we will file a civil action against Watson Laboratories, Inc. for patent infringement.

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

We and several of our current and former officers and a current director are named as defendants in several class action complaints which have been filed on behalf of certain persons who purchased our common stock and/or debt securities during different time periods, beginning on various dates, the earliest being May 17, 1999, and all ending on March 6, 2002. These complaints allege violations of the Securities Exchange Act of 1934, as amended and the rules and regulations promulgated thereunder by the Securities and Exchange Commission. Primarily they allege that the defendants made certain materially false and misleading statements relating to the testing, safety and likelihood of FDA approval of tecastemizole. In both the debt purchasers’ action and equity purchasers’ action, the court has granted the plaintiffs’ motion for class certification. In late February 2006, two corrected and amended consolidated complaints were filed, one on behalf of the purchasers of our common stock and the other on behalf of the purchasers of our debt securities. These corrected and amended consolidated complaints reiterate the allegations contained in the previously filed complaints and define the alleged class periods as May 17, 1999 through March 6, 2002. The parties are currently engaged in discovery. We are unable to reasonably estimate any possible range of loss related to the lawsuits due to their uncertain resolution. However, any conclusion of these matters in a manner adverse to us would have a material adverse effect on our financial position and results of operation.

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

Except for our fiscal quarters ended December 31, 2005 and March 31, 2006, we have incurred net losses each quarter since our inception. It is possible we will not be able to achieve profitability again or maintain profitability on a quarterly or annual basis. We expect to continue to incur significant operating expenditures to further develop and commercialize our products and product candidates. As a result, we will need to generate significant revenues in future periods to achieve and maintain profitability. We cannot assure you that we will achieve significant revenues or that we will ever achieve profitability again. Even if we do achieve profitability again, we may not be able maintain profitability for any substantial period of time. If revenues grow more slowly than we anticipate or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial condition will be materially and adversely affected. In addition, if we are unable to achieve or maintain profitability on a quarterly or annual basis, the market price of our common stock may decline.

Almost all of our revenues are derived from sales of LUNESTA and XOPENEX Inhalation Solution and our future success depends on the continued commercial success of these products.

Approximately 95% of our revenues for the three months ended March 31, 2006 resulted from sales of LUNESTA and XOPENEX Inhalation Solution and we expect sales from these two products to represent substantially all of our revenues for the foreseeable future. In April 2005, we commercially launched LUNESTA as a new product in a highly and increasingly competitive market and we cannot be certain that it will achieve continued commercial success. In addition, we do not have long-term sales contracts with our customers, and we rely on purchase orders for sales of LUNESTA and XOPENEX Inhalation Solution. Reductions, delays or cancellations of orders for LUNESTA or XOPENEX Inhalation Solution could adversely affect our operating results. If sales of LUNESTA and XOPENEX Inhalation Solution do not continue to increase, we may not have sufficient revenues to achieve our business plan or repay our outstanding debt, and our business will not be successful. In December 2005, we commercially launched XOPENEX HFA and we cannot be certain that it will achieve commercial success.

With respect to XOPENEX Inhalation Solution, three generic companies have filed ANDAs with the FDA seeking to market a generic version of levalbuterol hydrochloride inhalation solution. We have commenced patent litigation against two of these generic companies and we have yet to decide whether to commence litigation against the third. A finding that the products these companies wish to market do not infringe our patents or that our patents are invalid or unenforceable will likely lead to introduction of generic levalbuterol inhalation solution. If this occurs, sales of XOPENEX Inhalation Solution will be adversely affected.

We cannot be certain that we will be able to continue to successfully commercialize our products or that any of our products will continue to be accepted in their markets. Specifically, the following factors, among others, could affect the level of success and market acceptance of LUNESTA, XOPENEX Inhalation Solution and/or XOPENEX HFA:

•       a change in the perception of the health care community of their safety and/or efficacy, both in an absolute sense and relative to that of competing products;

•       the introduction of new products into the sleep or respiratory markets;

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

As of March 31, 2006, our total long-term debt was approximately $1.2 billion and our stockholders’ equity (deficit) was ($127.7) million. None of our 5% debentures due 2007, our 0% Series A notes due 2008, our 0% Series B notes due 2010 nor our 0% notes due 2024 restricts us or our subsidiaries’ ability to incur additional indebtedness, including debt that ranks senior to the notes. The 0% notes due 2024 are senior to the Series A notes due 2008 and Series B notes due 2010, which are senior to the 5% debentures due 2007. Additional indebtedness that we incur may in certain circumstances rank senior to or on parity with this debt. Our ability to satisfy our obligations will depend upon our future performance, which is subject to many factors, including factors beyond our control. The conversion prices for the 5% debentures due 2007, 0% Series A notes due 2008 and 0% Series B notes due 2010 are $92.38, $31.89 and $29.84, respectively. On May 1, 2006, the closing sale price of our common stock was $43.76. If the market price for our common stock does not exceed the conversion price, the holders of our outstanding convertible debt may not convert their securities into common stock. Our 0% notes due 2024 are convertible into cash and, if applicable, shares of our common stock at a conversion price of approximately $67.20, at the option of the holders under certain circumstances. We may not be able to make the required cash payments upon conversion of the 0% notes due 2024.

Historically, we have had negative cash flow from operations. For the three months ended March 31, 2006, net cash used in operating activities was approximately $27.6 million. Our annual debt service through 2006, assuming no additional interest-bearing debt is incurred and no additional 5% debentures due 2007 are converted, redeemed, repurchased or exchanged, is approximately $22.0 million. Unless we have sufficient cash or are able to generate sufficient operating cash flow to pay off the principal of our outstanding debt, we will be required to raise additional funds or default on our obligations under the debentures and notes. If revenue generated from sales of LUNESTA and XOPENEX Inhalation Solution do not meet expected levels, it is unlikely that we would have sufficient cash flow to repay our outstanding convertible debt and/or make cash payments upon conversion of the 0% notes due 2024. There can be no assurance that, if required, we would be able to raise the additional funds on favorable terms, if at all.

If we exchange debt for shares of common stock, there will be additional dilution to holders of our common stock.

As of March 31, 2006, we had approximately $1.2 billion of outstanding long-term debt. In order to reduce future cash interest payments, as well as future payments due at maturity, we may, from time to time, depending on market conditions, repurchase additional outstanding convertible debt for cash; exchange debt for shares of our common stock, warrants, preferred stock, debt or other consideration; or a combination of any of the foregoing. If we exchange shares of our capital stock, or securities convertible into or exercisable for our capital stock, for outstanding convertible debt or use proceeds from the issuance of convertible debt to fund redemption of outstanding convertible debt with a higher conversion ratio, the number of shares that we might issue as a result of such exchanges would significantly exceed the number of shares originally issuable upon conversion of such debt and, accordingly, such exchanges would result in material dilution to holders of our common stock. We cannot assure you that we will repurchase or exchange any additional outstanding convertible debt.

If the estimates we make, or the assumptions on which we rely, in preparing our financial statements prove inaccurate, our actual results may vary from these reflected in our projections and accruals.

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses, the amounts of charges accrued by us and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. We cannot assure you, however, that our estimates, or the assumptions underlying them will not be materially different from actual results. For example, our royalty revenue is recognized based upon our estimates of our collaboration partners’ sales during the period and, if these sales estimates are greater than the actual sales that occur during the period, our net income would be reduced. This, in turn, could adversely affect our stock price.

If sufficient funds to finance our business are not available to us when needed or on acceptable terms, then we may be required to delay, scale back, eliminate or alter our strategy for our programs.

We may require additional funds for our research and product development programs, operating expenses, repayment of debt, the pursuit of regulatory approvals, license or acquisition opportunities and the expansion of our production, sales and marketing capabilities. Historically, we have satisfied our funding needs through collaboration arrangements with corporate partners, sales of product, and equity and debt financings. These funding sources may not be available to us when needed in the future, and, if available, they may not be on terms acceptable to us. Insufficient funds could require us to delay, scale back or eliminate certain of our research and product development programs or to enter into license agreements with third parties to commercialize products or technologies that we would otherwise develop or commercialize ourselves. Our cash requirements may vary materially from those now planned because of factors including:

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

We and several of our current and former officers and a current director are named as defendants in several class action complaints which have been filed on behalf of certain persons who purchased our common stock and/or debt securities during different time periods, beginning on various dates, the earliest being May 17, 1999, and all ending on March 6, 2002. These complaints allege violations of the Exchange Act and the rules and regulations promulgated thereunder by the SEC. Primarily they allege that the defendants made certain materially false and misleading statements relating to the testing, safety and likelihood of FDA approval of tecastemizole. On September 8, 2005, in both the debt purchasers’ action and the equity purchasers’ action, the district court granted the plaintiff’s motion for class certification. In late February 2006, two corrected and amended consolidated complaints were filed, one on behalf of the purchasers of our equity securities and the other on behalf the purchasers of our debt securities. These corrected and amended consolidated complaints reiterate the allegations contained in the previously filed complaints and define the alleged class periods as May 17, 1999 through March 6, 2002. The parties are currently engaged in discovery.

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

Fluctuations in the demand for products, the success and timing of clinical trials, regulatory approvals, product launches, collaboration arrangements and any termination of development efforts will cause fluctuations in our quarterly operating results, which could cause volatility in our stock price.

Our quarterly operating results are likely to fluctuate significantly, which could cause our stock price to be volatile. These fluctuations will depend on many factors, including:

•       timing and extent of product sales and market penetration;

•       timing and extent of operating expenses, including selling and marketing expenses and the costs of expanding and maintaining a direct sales force;

•       success and timing of regulatory filings and approvals for products developed by us or our licensing partners or for collaborative agreements;

•       timing and success of product launches;

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

In the respiratory market, we compete primarily against albuterol. XOPENEX Inhalation Solution and generic albuterol inhalation solution currently account for the majority of beta-agonist inhalation solution prescriptions in the market. Albuterol has been marketed for many years, is well established and sells at prices substantially lower than XOPENEX Inhalation Solution. To continue successfully marketing XOPENEX Inhalation Solution, we must continue to demonstrate that the efficacy and safety features of our drug outweigh its higher cost. In the sleep disorder market, we face intense competition from established products, such as AMBIEN® and SONATA®. We also face competition from the newly approved sleep agents ROZEREM™ and AMBIEN CR™. There are also other potentially competitive therapies that are in late-stage development for the treatment of insomnia. For all of our products, we need to demonstrate to physicians, patients and third-party payors that the cost of our product is reasonable and appropriate in light of its safety and efficacy, its price and the health care benefits, each as compared to other competing products.

We may be unable to commercialize products for which we receive approval from the FDA.

Commercialization of a product for which we have received an approval letter from the FDA could be delayed for a number of reasons, some of which are outside of our control, including delays in delivery of the product due to importation regulations and/or problems with our distribution channels or delays in the issuance of approvals from, or the completion of required procedures by, agencies other than the FDA, such as the United States Drug Enforcement Administration. In addition, commercialization of FDA-approved products may be delayed by our failure to timely finalize distribution arrangements, manufacturing processes and arrangements, produce sufficient inventory and/or properly prepare our sales force. If we are unable to commercialize a product promptly after receipt of an approval letter, our business and financial position may be materially adversely affected due to reduced revenue from product sales during the period or periods that commercialization is delayed and the shortening of any lead time to market we may have had over our competitors. In addition, the exclusivity period, which is the time during which the FDA will prevent generic pharmaceutical companies from introducing a generic copy of the product, begins to run upon FDA approval and, therefore, to the extent we are unable to commercialize a product promptly after receipt of an approval letter, our long-term product sales and revenues could be adversely affected.

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

We have limited marketing and sales experience. We have established a sales force to market XOPENEX Inhalation Solution, LUNESTA and XOPENEX HFA. We have incurred significant expense in expanding our sales force and expect to incur additional expense as we further expand. If we successfully develop and obtain regulatory approval for the products we are developing, we may (1) market and sell them through our sales force, (2) license some of them to large pharmaceutical companies or (3) market and sell them through other arrangements, including co-promotion arrangements. We may incur significant costs in expanding our sales force before the products under development have been approved for marketing. For example, we expanded our sales force in 2004 in anticipation of marketing and selling LUNESTA and in 2005 in anticipation of marketing and selling XOPENEX HFA. In addition, if we enter into co-promotion arrangements or market and sell additional products directly, we may need to significantly expand our sales force.

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

On October 22, 2004, we commenced notifying drug wholesalers, hospitals and pharmacies of a manufacturer-initiated voluntary Class III recall of one component of our XOPENEX Inhalation Solution product line, XOPENEX Inhalation Solution Concentrate (1.25mg/0.5mL), which we introduced in August 2004. The recall, which affects only XOPENEX Inhalation Solution Concentrate and no other components of our XOPENEX Inhalation Solution product line, was necessitated by packaging process validation issues relating to the automated process of placing finished vials into a foil pouch. We have suspended manufacture and sale of XOPENEX Inhalation Solution Concentrate until the issues giving rise to the recall have been fully addressed. We expect to re-introduce XOPENEX Inhalation Solution Concentrate before the end of 2006. If our manufacturer cannot remedy the GMP deficiencies giving rise to the recall of XOPENEX Inhalation Solution Concentrate, or if these or similar deficiencies are found to extend to other components or our XOPENEX Inhalation Solution product line, our ability to supply product to the market may be limited or interrupted indefinitely, which could have a material adverse effect on our business.

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

The MMA also establishes a prescription drug benefit beginning in 2006 for all Medicare beneficiaries. We cannot be assured that our products will be included in the Medicare prescription drug benefit. Even if our products are included, we may be required to provide significant discounts or rebates to drug plans participating in the Medicare drug benefit. Moreover, the Federal government may acquire the ability to negotiate price and demand discounts on pharmaceutical products that may implicitly create price controls on prescription drugs. On the other hand, the drug benefit may increase the volume of pharmaceutical drug purchases, offsetting at least in part these potential price discounts. In addition, Managed Care Organizations, or MCOs, Health Maintenance Organizations, or HMOs, Preferred

Provider Organizations, or PPOs, health care institutions and other government agencies continue to seek price discounts. MCOs, HMOs, PPOs and private health plans will administer the Medicare drug benefit, leading to managed care and private health plans influencing prescription decisions for a larger segment of the population. In addition, certain states have proposed and certain other states have adopted various programs to control prices for their seniors’ and low-income drug programs, including price or patient reimbursement constraints, restrictions on access to certain products, importation from other countries, such as Canada, and bulk purchasing of drugs.

Some states have adopted preferred drug lists, or PDLs, for their Medicaid programs and more states may adopt this practice. Medicaid PDLs indicate which drugs a provider is permitted under the Medicaid program to prescribe without first seeking prior authorization from the state Medicaid agency. If our drugs are not included on Medicaid PDLs, use of our drugs in the Medicaid program may be adversely affected. In some states that have adopted PDLs, we have been, and may continue to be, required to provide substantial supplemental rebates to state Medicaid authorities in order for our drugs to be included on the PDL.

On March 24, 2006, the Medicare Durable Medical Equipment Program Safeguard Contractors, or DME-PSCs issued a draft local coverage determination under which Medicare reimbursement for XOPENEX Inhalation Solutions would be reduced to the level of reimbursement for generic albuterol. We oppose the DME-PSCs’ proposal and are seeking its withdrawal. However, if this local coverage determination is implemented, our sales of XOPENEX Inhalation Solution would be material adversely affected.

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

In May 2001, an advisory panel to the FDA recommended that the FDA allow certain popular allergy medications to be sold without a prescription. In November 2002, the FDA approved CLARITIN®, an allergy medication, to be sold without a prescription. In the future, the FDA may also allow sale of other allergy medications without a prescription. The sale of CLARITIN and /or, if allowed, the sale of other allergy medications without a prescription, may have a material adverse effect on our business because the market for prescription drugs, including CLARINEX, for which we receive royalties on sales, has been and may continue to be adversely affected.

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

On September 7, 2005, we announced that the FDA received an abbreviated new drug application, or ANDA from Breath Limited seeking marketing approval for generic copies of our 1.25 mg, 0.63 mg and 0.31 mg XOPENEX brand levalbuterol HCl Inhalation Solution unit-dose vial products. XOPENEX Inhalation Solution Concentrate is not subject to the ANDA. On January 12, 2006, we announced that we received notice that the FDA had received an ANDA from Dey, L.P. for a generic version of our 1.25 mg, 0.63 mg and 0.31 mg levalbuterol hydrochloride inhalation solution. Both submissions include a Paragraph IV certification alleging that our patents listed in the Orange Book for XOPENEX Inhalation Solution are invalid, unenforceable or not infringed by the submitter’s proposed product. We have filed civil actions against Breath Limited and Dey, L.P. for patent infringement. In April 2006, we were notified of a third ANDA seeking approval of a generic version of our 1.25 mg, 0.63 mg and 0.31 mg levalbuterol hydrochloride inhalation solution including a Paragraph IV certification, which was submitted to the FDA by Watson Laboratories, Inc. We have yet to decide whether we will file a civil action against Watson Laboratories, Inc. for patent infringement.

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

We are currently commercializing three products. However, other than arformoterol, for which we have filed an NDA, our product candidates are in the early stages of development. In order to increase the likelihood that we will be able to successfully develop and/or commercialize additional drugs, we intend to acquire and develop additional product candidates and /or approved products. The success of this growth strategy depends upon our ability to correctly establish criteria for such acquisitions and successfully identify, select and acquire product candidates and/or products that meet such criteria. We will be required to integrate any acquired product candidates into our research and development operations and any acquired products into our sales and marketing operations. Managing the development and/or commercialization of a new product involves numerous financial and operational risks, including difficulties allocating resources between existing and acquired assets and attracting and retaining qualified employees to develop and/or sell the product.

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

We may acquire additional businesses and products that complement or augment our existing business. We may not be able to integrate any acquired business or product successfully or operate any acquired business profitably. Integrating any newly acquired business or product could be expensive and time-consuming. Integration efforts often take a significant amount of time, place a significant strain on managerial, operational and financial resources and could prove to be more difficult or expensive than we predict. The diversion of our management’s attention and any delay or difficulties encountered in connection with any future acquisitions we may consummate could result in the disruption of our on-going business or inconsistencies in standards, controls, procedures and policies that could negatively affect our ability to maintain relationships with customers, suppliers, collaborators, employees and others with whom we have business dealings. Moreover, we may need to raise additional funds through public or private debt or equity financing to acquire any businesses or products, which may result in dilution for stockholders or the incurrence of indebtedness.

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

ITEMS 2-5.                              NONE

ITEM 6.                EXHIBITS

10.1	Summary of Executive Officer Compensation for 2006.
10.2†

U.S. License Agreement for Levoceterizine, dated as of February 17, 2006, by and between UCB S.A. and the Registrant (filed as Exhibit 10.43 to the Registrant’s Form 10-K (File No. 000-19410) for the annual period ended December 31, 2005 and incorporated herein by reference).

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

SEPRACOR INC.
Date: May 9, 2006	By:	/s/ TIMOTHY J. BARBERICH
Timothy J. Barberich
Chairman and Chief Executive Officer (Principal Executive Officer)
Date: May 9, 2006	By:	/s/ ROBERT F. SCUMACI
Robert F. Scumaci
Executive Vice President, Finance and Administration, and Treasurer (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description
10.1	Summary of Executive Officer Compensation for 2006.
10.2†

U.S. License Agreement for Levoceterizine, dated as of February 17, 2006, by and between UCB S.A. and the Registrant (filed as Exhibit 10.43 to the Registrant’s Form 10-K (File No. 000-19410) for the annual period ended December 31, 2005 and incorporated herein by reference).

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