Form 10-Q
period 2006-06-30
SEPRACOR INC /DE/
filed 2006-08-14
CIK 877357

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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

The number of shares outstanding of the registrant’s class of Common Stock as of July 31, 2006 was: 109,258,202 shares.

SEPRACOR INC.

SEPRACOR INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In Thousands)

	June 30, 2006	December 31, 2005 (as restated)
Assets
Current assets:
Cash and cash equivalents	$106,124	$178,144
Short-term investments	682,748	666,615
Accounts receivable, net	159,237	140,465
Inventories	50,369	38,951
Other assets	29,139	22,370
Total current assets	1,027,617	1,046,545
Long-term investments	155,619	131,442
Property and equipment, net	73,878	72,467
Investment in affiliate	5,153	5,829
Deferred financing costs and patents, net	15,101	18,097
Other assets	117	117
Total assets	$1,277,485	$1,274,497
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$15,064	$11,544
Accrued expenses	124,070	187,409
Current portion of notes payable and capital lease obligation	1,037	2,030
Current portion of convertible subordinated debt	440,000	—
Other current liabilities	84,880	76,923
Total current liabilities	665,051	277,906
Notes payable and capital lease obligation	1,073	1,260
Convertible subordinated debt	720,820	1,160,820
Total liabilities	1,386,944	1,439,986
Stockholders’ equity (deficit):
Preferred stock, $1.00 par value, 1,000 shares authorized; none outstanding at June 30, 2006 and December 31, 2005	—	—
Common stock, $.10 par value, 240,000 shares authorized at June 30, 2006 and December 31, 2005, respectively; 109,197 and 108,354 shares issued, 104,936 and 104,093 shares outstanding, at June 30, 2006 and December 31, 2005, respectively	10,920	10,835
Treasury stock, at cost (4,261 and 4,261 shares at June 30, 2006 and December 31, 2005, respectively)	(232,028)	(232,028)
Additional paid-in capital	1,749,701	1,711,653
Accumulated deficit	(1,641,547)	(1,662,627)
Accumulated other comprehensive income	3,495	6,678
Total stockholders’ equity (deficit)	(109,459)	(165,489)
Total liabilities and stockholders’ equity (deficit)	$1,277,485	$1,274,497

The accompanying notes are an integral part of the condensed consolidated financial statements.

SEPRACOR INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005 (as restated)	June 30, 2006	June 30, 2005 (as restated)
Revenues:
Product sales	$256,427	$166,743	$533,932	$273,391
Royalties	7,979	18,321	16,152	30,718
Total revenues	264,406	185,064	550,084	304,109
Costs and expenses:
Cost of product sold	20,693	14,453	46,226	24,490
Cost of royalties	283	202	442	405
Research and development	36,360	37,132	85,629	65,701
Selling, marketing and distribution	182,605	130,183	372,596	223,390
General and administrative	18,087	10,074	32,595	18,781
Total costs and expenses	258,028	192,044	537,488	332,767
Income (loss) from operations	6,378	(6,980)	12,596	(28,658)
Other income (expense):
Interest income	10,990	5,422	20,784	10,670
Interest expense	(5,543)	(5,839)	(11,094)	(11,681)
Equity in investee losses	(95)	(300)	(353)	(468)
Other income (expense)	(256)	36	(312)	(357)
Income (loss) before income taxes	11,474	(7,661)	21,621	(30,494)
Income taxes	430	—	541	—
Net income (loss) after income taxes	$11,044	$(7,661)	$21,080	$(30,494)
Basic net income (loss) per common share	$0.11	$(0.07)	$0.20	$(0.29)
Diluted net income (loss) per common share	$0.10	$(0.07)	$0.18	$(0.29)
Shares used in computing basic and diluted net income (loss) per common share:
Basic	104,587	104,686	104,441	104,118
Diluted	115,371	104,686	115,344	104,118

The accompanying notes are an integral part of the condensed consolidated financial statements.

SEPRACOR INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Six Months Ended
	June 30, 2006	June 30, 2005 (as restated)
Cash flows from operating activities:
Net income (loss)	$21,080	$(30,494)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	10,723	8,280
Equity in investee losses	353	468
Stock compensation	20,843	522
Loss (gain) on asset disposal	(150)	377
Changes in operating assets and liabilities:
Accounts receivable	(18,772)	(42,306)
Inventories	(11,016)	(6,066)
Other current assets	(6,756)	(4,610)
Accounts payable	3,470	533
Accrued expenses	(63,423)	(18,610)
Other current liabilities	8,007	25,001
Net cash used in operating activities	(35,641)	(66,905)
Cash flows from investing activities:
Purchases of short and long-term investments	(617,961)	(624,443)
Sales and maturities of short and long-term investments	582,858	327,155
Additions to property and equipment	(8,663)	(6,431)
Proceeds from sales of equipment	150	—
Investment in non-affiliate	(8,939)	(7,143)
Change in other assets	—	697
Net cash used in investing activities	(52,555)	(310,165)
Cash flows from financing activities:
Net proceeds from issuance of common stock	17,290	27,718
Settlement of call spread options	—	123,798
Repayments of long-term debt and capital leases	(1,180)	(930)
Net cash provided by financing activities	16,110	150,586
Effect of exchange rate changes on cash and cash equivalents	66	26
Net decrease in cash and cash equivalents	(72,020)	(226,458)
Cash and cash equivalents at beginning of period	$178,144	$435,905
Cash and cash equivalents at end of period	$106,124	$209,447

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

1.   Basis of Presentation

The accompanying condensed consolidated interim financial statements are unaudited and have been prepared on a basis substantially consistent with the audited financial statements. Certain information and footnote disclosures normally included in our annual financial statements have been condensed or omitted. The consolidated interim financial statements, in the opinion of our management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for the interim periods ended June 30, 2006 and 2005.

The condensed consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries, including Sepracor Canada Limited. We also have an investment in BioSphere Medical, Inc., or BioSphere, which we record under the equity method.

The consolidated results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full fiscal year. These condensed consolidated interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2005, which are contained in our annual report on Form 10-K/A for the year ended December 31, 2005, to be filed with the Securities and Exchange Commission, or SEC, as soon as practicable.

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

2.   Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 123(R), “Share-Based Payment”,  (revised 2004). SFAS 123(R) is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, supersedes Accounting Principles Board Opinion, or APB, No. 25, “Accounting for Stock Issued to Employees”, or APB 25, and amends FASB Statement No. 95, “Statement of Cash Flows”. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options and stock purchases under employee stock purchase plans, to be recognized in the financial statements based on their fair values. We adopted SFAS 123(R) using the modified prospective method during the quarter ended March 31, 2006. As noted in footnote 5 below, the adoption of SFAS 123(R) had a material impact on our condensed consolidated statements of operations and net income per share.

3.    Restatement of Financial Statements Based on Review of Stock Option Practices

As previously announced, the Securities and Exchange Commission, or SEC, is conducting an informal inquiry into our stock option practices.  In June 2006, we appointed a special committee of outside directors to conduct an internal review relating to our stock option grants and stock option practices.  The special committee, with the assistance of legal counsel and accounting specialists, has reviewed the stock option grants to our officers, directors and employees from 1996 to the present under our various stock option plans in effect during this period.  We have been cooperating with this review and our finance department has also reviewed the stock option grants and stock option practices from 1996 to present.  The special committee’s review is substantially complete but will remain open for the duration of the SEC’s inquiry.

Based on these reviews, we have determined that the measurement dates for certain stock option grants to employees, officers and directors during prior periods differed from the recorded dates for such awards primarily due to the following circumstances: (i) stock option grants which specified effective dates that may have preceded the dates of receipt of all necessary signatures or approvals, finalization of lists specifying stock option grants or an employee’s first date of employment; and (ii) stock option awards that were approved with exercise prices lower than fair market value on the effective date of grant.  In addition, we have determined that (a) the modification of certain stock option grants in connection with an employee’s termination of employment and (b) the exercise of certain stock options that had not vested prior to an employee’s termination, resulted in a new measurement date for such stock options.  As a result, we are required to record adjustments to non-cash charges for additional stock-based compensation expense in periods prior to July 1, 2006, For periods prior to January 1, 2006, such charges are recorded in accordance with APB No. 25, “Accounting for Stock Issued to Employees” and for subsequent periods in accordance with SFAS 123(R). These non-cash charges had no impact on reported revenue, cash or cash equivalents. The aggregate amount of the additional stock-based compensation expense that we will incur as a result of the stock option review is approximately $43.3 million, of which $0.8 million will be charged equally over the four quarters subsequent to June 30, 2006, ending June 30, 2007.

As a result of the review, we have concluded that we will need to restate our financial statements for the quarters ended March 31, June 30, September 30 and December 31, 2005, the quarter ended March 31, 2006 and the fiscal years ended December 31, 2005, 2004 and 2003, as well as revise the financial information contained in our earnings release for the period ended June 30, 2006.

We have restated the 2005 financial statements included in this Form 10-Q to reflect the non-cash charges for the additional stock-based compensation expense for the periods presented.

The table below sets forth the impact of the non-cash charges for stock-based compensation expense within our consolidated statement of operations that we recorded for each of the quarterly periods in the fiscal year ended December 31, 2005 and the quarter ended March 31, 2006.

	Quarterly Period Ended (unaudited)
	March 31, 2006	December 31, 2005	September 30, 2005	June 30, 2005	March 31, 2005
	(in thousands, except per share data)
	(as restated)
Net income (loss) as previously reported	$10,259	$37,168	$(2,224)	$(7,400)	$(22,573)
Charge for additional stock-based compensation	(223)	(261)	(261)	(261)	(261)
Net income (loss) as restated	$10,036	$36,907	$(2,485)	$(7,661)	$(22,834)
Diluted net income (loss) per common share as previously reported	$0.09	$0.32	$(0.02)	$(0.07)	$(0.22)
Diluted net income (loss) per common share as restated	$0.09	$0.31	$(0.02)	$(0.07)	$(0.22)

The table below sets forth the impact of the additional non-cash charges for stock-based compensation expense within our consolidated balance sheets for the quarters ended March 31, June 30, September 30 and December 31, 2005 and the quarter ended March 31, 2006.

	As of
	March 31, 2006	December 31, 2005	September 30, 2005	June 30, 2005	March 31, 2005
	(in thousands)
	(unaudited)
Additional paid-in capital
As previously reported	$1,686,315	$1,669,541	$1,525,823	$1,521,772	$1,374,495
As restated	$1,728,650	$1,711,653	$1,567,674	$1,563,362	$1,415,824
Accumulated deficit
As previously reported	$(1,610,256)	$(1,620,515)	$(1,657,682)	$(1,655,458)	$(1,648,059)
As restated	$(1,652,591)	$(1,662,627)	$(1,699,533)	$(1,697,048)	$(1,689,388)

The following table sets forth the impact of the additional non-cash charges for stock-based compensation expense on our historical financial statements for the fiscal years ended December 31, 2005, 2004 and 2003 (unaudited).

	Year Ended December 31,
	2005	2004	2003
	(in thousands, except per share data)
Operating loss as previously reported	$(16,573)	$(202,689)	(103,323)
Charge for additional stock-based compensation	(1,044)	(1,252)	(1,986)
Operating loss as restated	$(17,617)	$(203,941)	$(105,309)
Net income (loss) as previously reported	$4,971	$(295,658)	$(135,936)
Charge for additional stock-based compensation	(1,044)	(1,252)	(1,986)
Net income (loss) as restated	$3,927	$(296,910)	$(137,922)
Diluted net income (loss) per common share as previously reported	$0.04	$(3.21)	$(1.61)
Diluted net income (loss) per common share as restated	$0.03	$(3.23)	$(1.63)
As a percentage of:
Previously reported operating loss	6.3%	0.6%	1.9%
Previously reported net income (loss)	21.0%	0.4%	1.5%
Additional paid-in capital
As previously reported	$1,669,541	$1,370,372	$689,907
As restated	$1,711,653	$1,411,440	$729,723
Accumulated deficit
As previously reported	$(1,620,515)	$(1,625,486)	$(1,329,828)
As restated	$(1,662,627)	$(1,666,554)	$(1,369,644)

In addition, of the aggregate $43.3 million of non-cash charges for additional stock-based compensation expense, approximately $37.8 million relates to fiscal years prior to January 1, 2003, and the impact on net loss for fiscal years ended December 31, 1996 through December 31, 2002 (unaudited) is as follows:

Fiscal Year	Impact on Net Loss	As a Percentage of Net Loss
(dollars in thousands)
1996	$(1,075)	1.8%
1997	$(967)	3.6%
1998	$(3,616)	3.9%
1999	$(5,617)	3.1%
2000	$(14,197)	7.0%
2001	$(8,058)	3.6%
2002	$(4,300)	1.6%

Although substantially complete, the special committee’s review is ongoing and will remain open for the duration of the SEC’s inquiry. Should additional information become available to us in connection with the SEC inquiry, our current determination of stock-based compensation could change. The impact of additional non-cash compensation charges in periods subsequent to June 30, 2006 totals approximately $0.8 million, charged equally in each of the next four quarters through the quarter ending June 30, 2007.

4.   Basic and Diluted Net Loss Per Common Share (Restated)

Basic earnings (loss) per share, or EPS, excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS is based upon the weighted average number of common shares outstanding during the period plus the additional weighted average potential common shares during the period. Potential common shares are not included in the per share calculation when the effect of their inclusion would be anti-dilutive. Potential common shares result from the assumed conversion of convertible subordinated debt, vesting of restricted stock awards and the assumed exercise of outstanding stock options, the proceeds of which are then assumed to have been used to repurchase outstanding stock options using the treasury stock method. Purchased call options are also not included in the per share calculations for the period ended June 30, 2005 because including them would be anti-dilutive. There were no outstanding purchased call options during 2006.

For the three and six months ended June 30, 2006, basic and diluted net income per common share is computed based on the weighted-average number of common shares outstanding during the period; however, diluted net income for that period also includes the dilutive effect of potential common shares. For the three and six months ended June 30, 2005, basic and diluted net loss per common share is computed based on the weighted-average number of common shares outstanding during the period because the effect of potential common shares would be anti-dilutive. Certain securities were not included in the computation of diluted EPS because they would have an anti-dilutive effect due to exercise price or net losses for such periods. These securities include the following:

a.                 Options to purchase shares of common stock:

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
	(in thousands, except price per share data)
Number of options	8,192	11,625	8,072	11,625
Price range per share	$38.26 to $87.50	$5.75 to $87.50	$38.26 to $87.50	$5.75 to $87.50

b.                Shares of common stock reserved for issuance upon conversion of convertible subordinated debt:

	June 30, 2006	June 30, 2005
	(in thousands)
5% convertible subordinated debentures due 2007	4,763	4,763
0% Series A convertible senior subordinated notes due 2008	—	2,283
0% Series B convertible senior subordinated notes due 2010	—	4,961
Total	4,763	12,007

We have issued 0% convertible subordinated notes due 2024, which were not convertible as of June 30, 2006 and 2005 or at any time during the three and six months ended June 30, 2006 and 2005. Once these notes become convertible, shares of common stock will be reserved under the conversion formula for issuance upon conversion if and when our common stock price exceeds $67.20 per share on the NASDAQ Global Select Market. Prior to such occurrence, the notes are only convertible into cash.

5.   Accounting for Stock-Based Compensation

Effective January 1, 2006, we adopted the provisions of SFAS 123(R), which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). Prior to January 1, 2006, we accounted for share-based compensation to employees in accordance with APB 25 and related interpretations. We also followed the disclosure requirements of SFAS 123. We elected to adopt the modified prospective transition method as provided by SFAS 123(R) and, accordingly, financial statement amounts for the prior periods presented in this quarterly report on Form 10-Q have not been restated to reflect the fair value method of expensing stock-based compensation.

Our equity incentive plans were adopted in 1997, 1999, 2000 and 2002. Stock options granted under the equity incentive plans are generally non-qualified stock options, but the equity incentive plans permit the granting of “incentive stock options” under the U.S. Internal Revenue Code of 1986, as amended, or the Code. The exercise price of a stock option generally is equal to the fair market value of our common stock on the option grant date. The contractual term of stock options granted under our equity incentive plans is generally 10 years.

Under the equity incentive plans, in addition to stock options, we granted certain employees restricted stock awards. Restricted stock awards are non-vested stock awards. Restricted stock awards are independent of stock option grants and are subject to forfeiture or repurchase if employment terminates prior to the release of the restrictions. Such awards generally vest annually over a two to five year period from the date of grant. Ownership of restricted stock typically cannot be transferred until the shares have vested. In connection with restricted stock grants, we record compensation expense based on the fair value of the shares granted. This stock compensation is being amortized on a straight-line basis over the vesting periods.

The 1998 Employee Stock Purchase Plan, or 1998 ESPP, permits an aggregate of 1,400,000 shares of common stock to be purchased by employees at 85% of market value on the first or last day of each six-month offering period, whichever is lower, through accumulation of payroll deductions ranging from 1% to 10% of compensation, as defined, subject to certain limitations.

As required by SFAS 123(R), management has made an estimate of expected forfeitures, and we are recognizing compensation costs only for those equity awards expected to vest.

The following table presents stock-based employee compensation expenses included in our unaudited condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
	(in thousands)
Cost of products sold	$148	$—	$282	$—
Research and development	2,517	—	4,942	—
Selling, marketing and distribution	3,569	35	6,873	70
General and administrative	4,561	226	8,746	452
Stock-based compensation expense	$10,795	$261	$20,843	$522

As a result of adopting SFAS 123(R), our net income for the three and six months ended June 30, 2006 is $10,572,000 and $20,397,000, respectively, less than if we had continued to account for stock-based compensation under APB 25. Basic and diluted income per share for the three months ended June 30, 2006 were also less by $0.10 and $0.09, respectively, due to the adoption of SFAS 123(R). Basic and diluted income per share for the six months ended June 30, 2006 were also less by $0.20 and $0.18, respectively, due to the adoption of SFAS 123(R).

The following table presents stock-based employee compensation expenses by type of award:

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
	(in thousands)
Employee stock options	$9,952	$261	$19,214	$522
Restricted shares	609	—	911	—
Employee stock purchase plan	234	—	718	—
Stock-based compensation expense	$10,795	$261	$20,843	$522

We estimate the fair value of stock options using the Black-Scholes valuation model. This valuation model takes into account the exercise price of the award, as well as a variety of assumptions. The assumptions we use to estimate the fair value of stock options include the expected term, the expected volatility of our stock over the expected term, the risk-free interest rate over the expected term, and our expected annual dividend yield. We believe that the valuation technique and the approach we utilized to develop the underlying assumptions are appropriate in calculating the fair values of the stock options granted in the three and six months ended June 30, 2006. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

The weighted average grant date fair market values of the options granted for the six months ended June 30, 2006 and 2005, was $19.81 and $38.73, respectively. Assumptions used to determine the fair value of stock options granted during the three and six months ended June 30, 2006, using the Black-Scholes valuation model were:

	Three Months Ended June 30, 2006		Six Months Ended June 30, 2006
	Employee Stock Option Plans	1998 Employee Stock Purchase Plan	Employee Stock Option Plans	1998 Employee Stock Purchase Plan
Expected term	4.5 years	0.5 years	5.4 years	0.5 years
Expected volatility factor	32.5%	31.3%	29.4%	29.5%
Risk-free interest rate	4.9%	4.7%	4.7%	4.4%
Expected annual dividend yield	—	—	—	—

Prior to January 1, 2006, we accounted for stock-based compensation to employees in accordance with APB 25. We also had previously adopted the disclosure provisions of SFAS 123, which required disclosure only of stock-based compensation and its impact on net loss and net loss per share. The following table illustrates the effects on net loss and net loss per share for the three and six months ended June 30, 2005 as if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee awards.

	Three Months Ended June 30, 2005 (as restated)	Six Months Ended June 30, 2005 (as restated)
	(in thousands, except price per share data)
Net loss as reported	$(7,661)	$(30,494)
Add: Stock-based employee compensation expense included in restated results	261	522
Less: Total stock-based employee compensation expense determined under the fair value method	(12,540)	(24,654)
Pro forma net loss	$(19,940)	$(54,626)
Net loss per share:
Basic and diluted—as reported	$(0.07)	$(0.29)
Basic and diluted—pro forma	$(0.19)	$(0.52)

In determining the stock-based compensation expense to be disclosed under SFAS 123, we were required to estimate the fair value of stock awards granted to employees using a Black-Scholes valuation model. However, differences between the requirements of SFAS 123(R) and SFAS 123 resulted in a different set of assumptions for our valuation model, including the utilization of a forfeiture rate. Assumptions used to determine the fair value of stock options granted under SFAS 123 during the three and six months ended June 30, 2005 were:

	Three Months Ended June 30, 2005		Six Months Ended June 30, 2005
	Employee Stock Option Plans	1998 Employee Stock Purchase Plan	Employee Stock Option Plans	1998 Employee Stock Purchase Plan
Expected term	5.0 years	0.5 years	5.0 years	0.5 years
Volatility	40.0%	36.0%	71.1%	36.0%
Risk-free interest rate	3.8%	2.4%	3.9%	2.4%
Dividend yield	—	—	—	—

We issue common stock from previously authorized but unissued shares to satisfy stock option exercises, restricted stock grants and purchases under the 1998 Employee Stock Purchase Plan, or 1998 ESPP.

A summary of our stock option activity for the six months ended June 30, 2006 is as follows:

	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding, December 31, 2005	10,859	$32.78
Granted	1,789	$54.41
Exercised	(757)	$17.86
Cancelled	(159)	$43.38
Outstanding, June 30, 2006	11,732	$36.89	6.1
Exercisable at June 30, 2006	6,313	$27.94	4.4

All stock options granted during the six months ended June 30, 2006 and 2005 were granted with exercise prices equal to the fair market value of our common stock on the grant date.

At June 30, 2006, the aggregate intrinsic value of stock options outstanding and stock options exercisable was $259,473,000 and $191,864,000, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the stock option.

The aggregate intrinsic value of stock options exercised during the three and six months ended June 30, 2006 was $13,649,000 and $27,622,000, respectively.

The following table summarizes the stock options outstanding at June 30, 2006:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Number (in thousands)	Weighted Average Exercise Price
$ 5.75 – $ 8.31	736	$6.30	6.1	717	$6.27
$11.25 – $16.78	1,901	$13.10	4.5	1,428	$12.89
$18.38 – $27.15	2,503	$21.20	4.5	1,803	$20.52
$27.70 – $39.07	1,088	$34.47	4.2	957	$35.34
$42.38 – $59.45	4,349	$52.14	8.1	1,178	$53.80
$64.50 – $87.50	1,155	$74.31	6.5	230	$75.44
$ 5.75 – $87.50	11,732	$36.89	6.1	6,313	$27.94

Our non-vested share activity for the six months ended June 30, 2006 was as follows:

	Stock Options		Restricted Stock
	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2005	4,563	$43.77	—	—
Granted	1,789	$54.41	174	$55.34
Vested	(774)	$34.50	—	—
Forfeited	(159)	$43.38	—	—
Non-vested at June 30, 2006	5,419	$48.62	174	$55.34

At June 30, 2006, unrecognized compensation expense related to non-vested stock options and restricted stock was $106,555,000 and $8,365,000, respectively, which is expected to be recognized over weighted average periods of 3.5 years and 4.1 years, respectively.

At June 30, 2006, the estimated unrecognized compensation expense related to the June 1, 2006 offering period of the 1998 ESPP, which concludes on November 30, 2006, was $987,000. The associated expense is amortized on a straight-line basis over the offering period.

6.   Inventories

Inventories consist of the following:

	June 30, 2006	December 31, 2005
	(in thousands)
Raw materials	$23,532	$21,780
Finished goods	26,837	17,171
Total	$50,369	$38,951

7.   Deferred Financing and Patents Costs

The following schedule details the carrying value of our patents and deferred financing costs:

	June 30, 2006	December 31, 2005
	(in thousands)
Deferred financing costs, gross	$34,440	$34,440
Accumulated amortization	(20,344)	(17,474)
Deferred financing costs, net	$14,096	$16,966
Patents, gross	$2,785	$2,785
Accumulated amortization	(1,780)	(1,654)
Patents, net	$1,005	$1,131

The following schedule details our amortization expense related to patents and deferred financing costs:

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
	(in thousands)
Amortization of deferred financing costs	$1,435	$903	$2,870	$1,806
Amortization of patents	70	137	126	290
Total	$1,505	$1,040	$2,996	$2,096

We currently estimate that our amortization expense will be $2,977,000, $4,344,000, $3,994,000, $2,862,000 and $730,000 for the remainder of 2006 and for the years ending December 31, 2007, 2008, 2009 and 2010, respectively.

8.   Convertible Subordinated Debt

Convertible subordinated debt consists of the following:

	June 30, 2006	December 31, 2005
	(in thousands)
5% convertible subordinated debentures due 2007	$440,000	$440,000
0% Series A convertible senior subordinated notes due 2008	72,800	72,800
0% Series B convertible senior subordinated notes due 2010	148,020	148,020
0% convertible senior subordinated notes due 2024	500,000	500,000
Total	$1,160,820	$1,160,820

9.   Comprehensive Income (Loss)

Total comprehensive income (loss) consists of net income (loss), net foreign currency translation adjustments and net unrealized gain (loss) on available-for-sale securities.

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005 (as restated)	June 30, 2006	June 30, 2005 (as restated)
	(in thousands)
Comprehensive income (loss):
Net income (loss)	$11,044	$(7,661)	$21,080	$(30,494)
Net foreign currency translation adjustment	722	(186)	681	(268)
Unrealized gain (loss) on available-for-sale securities	(14,670)	10,037	(3,864)	8,552
Total comprehensive income (loss)	$(2,904)	$2,190	$17,897	$(22,210)

10.   Legal Proceedings

Stock Option Inquiry and Derivative Stockholder Complaints

In June 2006, we announced that we had received a letter of inquiry from the SEC requesting documents related to our stock option grants and stock option practices. We appointed a special committee of outside directors to conduct an internal review relating to our stock option grants and stock option practices. The special committee, with the assistance of legal counsel and accounting specialists, has reviewed stock option grants to our officers, directors and employees from 1996 to present under our various stock option plans in effect during this period. We have been cooperating with the review and our finance department has also reviewed our stock option grants and stock option practices. The special committee’s review is substantially complete but will remain open for the duration of the SEC’s inquiry. See Note 3 to our financial statements for additional information concerning these reviews.

We have been notified that three stockholder derivative complaints were filed in the Superior Court, Middlesex County, Commonwealth of Massachusetts, naming Sepracor as nominal defendant and also naming as defendants certain current members of our board of directors and certain of our current and former employees. The complaints allege purported breaches of fiduciary duties and unjust enrichment in connection with certain stock option grants made by us between June 1998 and May 2001. The complaints seek monetary damages in unspecified amounts, equitable and injunctive relief, including disgorgement of profits obtained by certain defendants and other relief as determined by the Court. We and our directors are reviewing the allegations and will respond when appropriate.

Tecastemizole Class Action Complaints

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

Levalbuterol Hydrochloride Inhalation Solution ANDAs

In September 2005, we received notification that the FDA had received an abbreviated new drug application, or ANDA, from Breath Limited seeking approval of a generic version of our 1.25 mg, 0.63 mg and 0.31 mg levalbuterol hydrochloride inhalation solution. Breath Limited’s submission includes a Paragraph IV certification alleging that our patents listed in the FDA publication entitled “Approved Drug Products With Therapeutic Equivalence Evaluations,” commonly referred to as the “Orange Book,” for XOPENEX Inhalation Solution are invalid, unenforceable or not infringed by Breath Limited’s proposed product. We have filed a civil action against Breath Limited for patent infringement. We were notified in January 2006 of a second ANDA seeking approval of a generic version of our 1.25 mg, 0.63 mg and 0.31 mg levalbuterol hydrochloride inhalation solution including a Paragraph IV certification, which was submitted to the FDA by Dey, L.P. We have filed a civil action against Dey, L.P. for patent infringement. In April 2006, we were notified of a third ANDA seeking approval of a generic version of our 1.25 mg, 0.63 mg and 0.31 mg levalbuterol hydrochloride inhalation solution including a Paragraph IV certification, which was submitted to the FDA by Watson Laboratories, Inc. Watson’s paragraph IV certification was limited to our patent that expires in 2021 and covers certain levalbuterol hydrochloride inhalation solutions, including XOPENEX Inhalation Solution. We have decided not to file a civil action against Watson Laboratories, Inc. for patent infringement at this time.

Should we successfully enforce our patents, ANDA approval will not occur until the expiration of the applicable patents. Otherwise, the FDA will stay its approval of the relevant ANDA until 30 months following the date we received notice of such ANDA or until a court decides that our patents are invalid, unenforceable or not infringed, whichever is earlier.

Fexofenadine Patent Claim

In June 2006, we were notified that Teva Pharmaceutical Industries Limited and Teva UK Limited have filed a claim naming us as defendant in the United Kingdom’s High Court of Justice, Chancery Division, Patents Court. The claim alleges that our two patents relating to fexofenandine, which we have licensed to sanofi-aventis in connection with its sale of ALLEGRA® (fexofenadine HCl), are invalid, and seeks to have them invalidated.  Sanofi-aventis is defending this action. If patent-based exclusivity for ALLEGRA is lost in the United Kingdom or in any other jurisdiction where a similar action is brought, our rights to receive royalty revenue in any such jurisdiction will terminate.

11.   Investment in ACADIA

On January 13, 2006, we completed the second $10 million purchase of ACADIA Pharmaceuticals Inc. common stock in connection with the collaboration between the two companies that was formed in January 2005. Our purchase was made at a price of approximately $12.29 per share, which represented a 25 percent premium over the 30-day trailing average closing price of ACADIA’s common stock on the NASDAQ Global Market and resulted in the issuance to us of 813,393 shares of ACADIA common stock. We recorded the premium amount of $1,061,000 as research and development expense and the remaining amount of $8,939,000 as an investment in ACADIA.

On January 10, 2005, we completed the initial $10 million purchase of ACADIA Pharmaceuticals Inc. common stock in connection with the collaboration. Our purchase was made at a price of approximately $9.28 per share, which represented a 40 percent premium over the 30-day trailing average closing price of ACADIA’s common stock on the NASDAQ Global Market and resulted in the issuance to us of 1,077,029 shares of ACADIA common stock. We recorded the premium amount of $2,857,000 as research and development expense and the remaining amount of $7,143,000 as an investment in ACADIA.

Our agreement with ACADIA includes an option to select a preclinical candidate for ACADIA’s 5-HT2a program for use in combination with LUNESTA. We have decided not to exercise this option.

12.    Commitments and Contingencies

In conjunction with the review of our stock option granting practices, we have also evaluated the related tax issues to determine if we may be subject to additional tax liability as a result of the matters under review. As a result of the additional stock-based compensation charges, we may be entitled to additional tax deductions. Also as a result of such charges, previously deducted compensation related to exercised stock options may be non-deductible under Section 162(m) of the Code. Accordingly, we have net operating loss carryforwards, which may be affected, however, we have a full valuation allowance against our deferred tax assets and, as a result, do not expect any material impact on our financial position or results of operations.  In addition, due to the revision of measurement dates, certain stock options that we previously treated as incentive stock options do not actually qualify for such treatment and must be treated as non-statutory stock options. Accordingly, we may be subject to fines and/or penalties relating to the tax treatment of such stock options. However, we do not believe it is probable that we will incur additional tax liability as a result of the matters under review and, to the extent we may, any such amount is not expected to have a material impact on our financial position or results of operations.

At the conclusion of the SEC’s informal inquiry, we could be subject to regulatory fines or penalties or other contingent liabilities.

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

Executive Overview

We are a research-based pharmaceutical company focused on discovering, developing and commercializing differentiated products that address large and growing markets and unmet medical needs, and can be marketed to primary care physicians through our sales force.

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

Restatement of Financial Statements Based on Review of Stock Option Practices

In June 2006 we announced that the SEC had initiated an informal inquiry into our stock option practices. We appointed a special committee of outside directors in June 2006 to conduct an internal review relating to our stock option grants and stock option practices. The special committee, with the assistance of legal counsel and accounting specialists, has reviewed the stock option grants to our officers, directors and employees from 1996 to the present under our various stock option plans in effect during this period.  We have been cooperating with this review and our finance department has also reviewed the stock option grants and stock option practices from 1996 to present. The special committee’s review is substantially complete but will remain open for the duration of the SEC’s inquiry. The aggregate amount of the additional stock-based compensation expense that we will incur as a result of the stock option review is approximately $43.3 million. The impact of additional stock-based compensation expense is approximately $1.0 million, $1.3 million and $2.0 million for the years ended December 31, 2005, 2004 and 2003, respectively. For the three months ended June 30, 2006 and March 31, 2006 the additional stock-based compensation expense is approximately $0.2 million and $0.2 million, respectively.

As a result of the review, we have concluded that we will need to restate our financial statements for the quarters ended March 31, June 30, September 30 and December 31, 2005, the quarter ended March 31, 2006 and the fiscal years ended December 31, 2005 and 2004 and 2003. See Note 3 to our financial statements for additional information about the review and restatement.

Significant 2006 Developments

On July 27, 2006, UCB S.A., or UCB, announced it had submitted a New Drug Application, or NDA, to the United States Food and Drug Administration, or FDA, seeking approval for XYZAL® (levocetirizine). Levocetirizine is currently marketed by UCB under the brand names XYZAL and XUSAL™ in the European Union, or E.U., for treatment of symptoms of seasonal and perennial allergic rhinitis, persistent allergic rhinitis and chronic idiopathic urticaria, or CIU, also known as hives of unknown cause, in adults and children aged six years and older. On February 23, 2006, we announced that we entered into a licensing agreement with UCB, relating to levocetirizine. Under this agreement, we have exclusively licensed to UCB all of our patents and patent applications in the United States regarding levocetirizine and royalties will be payable to us on U.S. sales of levocetirizine products. Under a separate agreement, we currently earn royalties from UCB on sales of levocetirizine in European countries where the product is sold.

In June 2006, we re-introduced our XOPENEX Inhalation Solution Concentrate (1.25mg/0.5mL), for which we had announced a manufacturer-initiated voluntary recall in October 2004 as a result of a packaging process validation issue relating to the automated process of placing the finished vials into a foil pouch. XOPENEX Inhalation Solution Concentrate is a premeasured, concentrated dose of 1.25mg of XOPENEX Inhalation Solution that is packaged in a 0.5ml vial and is intended primarily for hospital use.

During the second quarter of 2006, we completed the hiring and training of an additional 495 sales representatives and managers. This expansion will focus on supporting expected future sales growth of our marketed products. As of June 30, 2006, we had a total of 1,930 sales persons.

In March 2006, the Medicare Durable Medical Equipment Program Safeguard Contractors, or DME-PSCs, issued a draft local coverage determination under which Medicare reimbursement for XOPENEX Inhalation Solution would be reduced to the level of reimbursement under Medicare Part B. We estimate that approximately 25 percent of our XOPENEX Inhalation sales are subject to reimbursement under Medicare Part B. If this local coverage determination is implemented, revenue from these sales of XOPENEX Inhalation Solution would be materially adversely affected.

On January 17, 2006, we announced that we had completed the second $10 million purchase of ACADIA Pharmaceuticals Inc., or ACADIA, common stock in connection with our license, option and collaboration agreement, or collaboration, with ACADIA that we entered into in January 2005. Our purchase was made at a price of approximately $12.29 per share, which represented a 25 percent premium to the 30-day trailing average closing price on the NASDAQ Global Market as of the one-year anniversary of the collaboration, and resulted in the issuance to us of 813,393 shares of ACADIA common stock.

Our agreement with ACADIA includes an option to select a preclinical candidate for ACADIA’s 5-HT2a program for use in combination with LUNESTA. We have decided not to exercise this option.

On January 12, 2006, we announced that we had been notified that the FDA had received an abbreviated new drug application, or ANDA, from Dey, L.P. for a generic version of levalbuterol hydrochloride inhalation solution. Dey’s submission includes a Paragraph IV certification alleging our patents listed in the FDA publication entitled “Approved Drug Products With Therapeutic Equivalence Evaluations,” commonly referred to as the “Orange Book,” for XOPENEX Inhalation Solution are invalid, unenforceable or not infringed by Dey’s proposed product. On September 7, 2005, we announced that the FDA had received an ANDA from Breath Limited seeking marketing approval for generic copies of our 1.25 mg, 0.63 mg and 0.31 mg XOPENEX Inhalation Solution (levalbuterol hydrochloride) unit-dose vial product. XOPENEX Inhalation Solution Concentrate is not subject to the ANDA. Breath Limited’s submission includes a Paragraph IV certification alleging that our patents listed in the Orange Book for XOPENEX Inhalation Solution are invalid, unenforceable or not infringed by Breath Limited’s proposed product. We have filed civil actions against Breath Limited and Dey, L.P. for patent infringement. In April 2006, we were notified of a third ANDA seeking approval of a generic version of our 1.25 mg, 0.63 mg and 0.31 mg levalbuterol hydrochloride inhalation solution including a Paragraph IV certification, which was submitted to the FDA by Watson Laboratories, Inc. Watson’s Paragraph IV certification was limited to our patent that expires in 2021 and covers certain levalbuterol hydrochloride inhalation solutions, including XOPENEX Inhalation Solution. We have decided not to file a civil action against Watson Laboratories, Inc. for patent infringement at this time.

If we successfully enforce our patents, the FDA will not approve the relevant ANDA until expiration of the applicable patents. Otherwise, the FDA will stay its approval of the relevant ANDA for 30 months following the date we received notice of such ANDA or until a court decides that our patents are invalid, unenforceable or not infringed, whichever is earlier.

Three Month Periods ended June 30, 2006 and 2005 (Restated)

Revenues

Product sales were $256,427,000 and $166,743,000 for the three months ended June 30, 2006 and 2005, respectively, an increase of approximately 54%. The increase is primarily the result of increases in LUNESTA and XOPENEX Inhalation Solution revenue.

Sales of LUNESTA were $139,132,000 and $83,459,000 for the three months ended June 30, 2006 and 2005, respectively, an increase of approximately 67%. The increase is primarily the result of a 32% increase in the number of units sold and a 26% increase in the net selling price per unit, which was partially due to a 12% increase in the gross selling price per unit. Adjustments recorded to gross sales are disclosed below under the heading “Analysis of gross sales to net sales.”

Sales of XOPENEX Inhalation Solution were $115,704,000 for the three months ended June 30, 2006 as compared to $83,284,000 for the same period in 2005, an increase of approximately 39%. The sales increase for XOPENEX Inhalation Solution for the three months ended June 30, 2006 as compared with the same period in 2005 is due to (i) a 29% increase in the net selling price per unit, which included an 8% increase in the gross selling price per unit and (ii) a 7% increase in the number of units sold. Adjustments recorded to gross sales are disclosed below under the heading “Analysis of gross sales to net sales.”

Sales of XOPENEX HFA were $1,591,000 for the three months ended June 30, 2006, as compared to $0 for the same period in 2005. We introduced XOPENEX HFA commercially in December 2005.

Analysis of gross sales to net sales—The following table presents the adjustments deducted from gross sales to arrive at net sales:

	For the Three Months Ended June 30,
	2006	% of sales	2005	% of sales	$ Change	% Change
	(dollars in thousands)
Gross sales	$298,292	100.0%	$221,580	100.0%	$76,712	35%
Adjustments to gross sales:
Payment term discounts	6,414	2.2%	4,503	2.0%	1,911	42%
Wholesaler fee for service	7,291	2.4%	5,516	2.5%	1,775	32%
Government rebates and contractual discounts	23,413	7.8%	21,837	9.8%	1,576	7%
Returns	4,268	1.4%	18,352	8.3%	(14,084)	(77%	)
Other (includes product launch discounts)	479	0.2%	4,629	2.1%	(4,150)	(90%	)
Sub-total adjustments	41,865	14.0%	54,837	24.7%	(12,972)	(24%	)
Net sales	$256,427	86.0%	$166,743	75.3%	$89,684	54%

Decreases in the adjustments to gross sales as a percentage of gross sales for the three months ended June 30, 2006 as compared with the three months ended June 30, 2005 primarily reflects a lower return reserve as a percentage of gross sales due to a reserve recorded in the three months ended June 30, 2005 relating to a potential product return caused by a packaging issue for our LUNESTA 1 milligram, or mg, strength form, which has been resolved, as well as an increase in actual XOPENEX Inhalation Solution returns during the three months ended June 30, 2005 causing a higher than average returns reserve rate for that period. Decreases in the adjustments to gross sales as a percentage of gross sales for the three months ended June 30, 2006 as compared to the same period in 2005 is also attributable to an overall decrease in government rebates and contractual discounts. A portion of the decrease in the deductions for government rebates and contractual discounts is associated with lower Medicaid discounts of XOPENEX Inhalation Solution sales as a result of a review of prior period rebate per unit calculations resulting in a reserve reversal of a prior period estimate, in addition to a shift in patient coverage from Medicaid to Medicare Part D, as a result of the introduction of the Medicare Part D program in 2006. The decrease in government rebates and contractual discounts was partially offset by an increase in contractual discounts that we offered in connection with XOPENEX HFA, which was commercially introduced in December 2005.

Included in the deductions for government rebates and contractual discounts is a reserve for Medicare Part B discounts related to XOPENEX Inhalation Solution sales. Medicare reimbursement rates for XOPENEX Inhalation Solution have been favorable since January 2005, but we cannot be certain these favorable rates will continue. In March 2006, the DME-PSCs issued a draft local coverage determination under which Medicare reimbursement for XOPENEX Inhalation Solution would be reduced to the level of reimbursement for generic albuterol. We estimate that approximately 25 percent of our XOPENEX Inhalation Solution sales are subject to reimbursement under Medicare Part B. If this local coverage determination is implemented, these sales of XOPENEX Inhalation Solution would be materially adversely affected.

Royalties were $7,979,000 and $18,321,000 for the three months ended June 30, 2006 and 2005, respectively, a decrease of approximately 56%. The decrease is primarily due to the decrease in royalties earned on the sales of ALLEGRA under our agreement with sanofi-aventis, which were $3,220,000 for the three months ended June 30, 2006 compared to $14,579,000 for the same period in 2005, with the majority of the decrease resulting because we ceased to receive royalties on sales of ALLEGRA in the United States. Pursuant to the terms of our United States agreement with sanofi-aventis, our royalties on the sale of ALLEGRA in the United States, which have historically been between $15 and $20 million per year, terminated based on the introduction of a generic equivalent of this product in September 2005. We are still entitled to receive royalties on the sale of ALLEGRA outside of the United States in countries where we hold patents covering ALLEGRA and no generic equivalent product has been introduced. Royalties earned on sales of CLARINEX®, under our agreement with Schering-Plough Corporation, increased to $3,547,000 from $2,526,000 for the three months ended June 30, 2006 versus the same period in 2005.

Costs of Revenues

Cost of product sold was $20,693,000 and $14,453,000 for the three months ended June 30, 2006 and 2005, respectively.

Cost of LUNESTA sold as a percentage of LUNESTA gross sales was approximately 6% for the three months ended June 30, 2006 and 2005, with the largest portion being the royalty paid on net sales of LUNESTA to a third party. In accordance with our accounting policies, we did not begin to capitalize product manufacturing costs associated with LUNESTA inventory until the FDA approved the NDA for LUNESTA. Therefore, we expect costs of LUNESTA sold as a percentage of LUNESTA sales to increase after we have sold all of our product for which we have not capitalized manufacturing costs. We expect this to occur by the end of 2006.

Cost of XOPENEX Inhalation Solution sold as a percentage of XOPENEX Inhalation Solution gross sales was approximately 7% for the three months ended June 30, 2006 and 2005.

Cost of XOPENEX HFA sold as a percentage of XOPENEX HFA gross sales was approximately 17% for the three months ended June 30, 2006 as compared to 14% for the three months ended March 31, 2006. The increase is primarily related to an increase in raw material costs. Included in the costs of XOPENEX HFA sold is a royalty paid on net sales of XOPENEX HFA to 3M Company, or 3M, our third-party finished goods manufacturer of the product. We introduced XOPENEX HFA commercially in December 2005.

Cost of royalties earned was $283,000 and $202,000 for the three months ended June 30, 2006 and 2005, respectively. The cost of royalties in both periods relates to an obligation to a third party as a result of royalties we earn from Schering-Plough Corporation based upon its sales of CLARINEX. This increase in third-party obligations is due to the slight increase in royalties earned in the three months ended June 30, 2006 as compared with the same period in 2005.

Research and Development

Research and development expenses were $36,360,000 and $37,132,000 for the three months ended June 30, 2006 and 2005, respectively, a decrease of approximately 2%. The decrease is primarily due to lower spending on our XOPENEX HFA, LUNESTA, Arformoterol and SEP-226330 programs. The decrease was partially offset by increased spending on our SEP-225289 and SEP-227162 programs, both targeted for the treatment of depression, as well as drug discovery efforts. In addition, share-based compensation expense resulting from our January 1, 2006 implementation of SFAS 123(R) was $2,517,000 for the period ended June 30, 2006 as compared to $0 for the period ended June 30, 2005.

Drug development and approval in the United States is a multi-step process regulated by the FDA. The process begins with the filing of an investigational new drug application, or IND, which, if successful, allows the opportunity for study in humans, or clinical study, of the potential new drug. Clinical development typically involves three phases of study: Phase I, II and III. The most significant costs in clinical development are in Phase III clinical trials, as they tend to be the longest and largest studies in the drug development process. Following successful completion of Phase III clinical trials, an NDA must be submitted to, and accepted by, the FDA, and the FDA must approve the NDA prior to commercialization of the drug. We may elect either on our own, or at the request of the FDA, to conduct further studies that are referred to as Phase IIIB and IV studies, which if conducted, could cause us to incur substantial costs. Phase IIIB studies are initiated and either completed or substantially completed while the NDA is under FDA review. These studies are conducted under an IND. Phase IV studies, also referred to as post-marketing studies, are studies that are initiated and conducted after the FDA has approved a product for marketing. Phase IV studies may be requested by the FDA either before or after the FDA has approved an NDA. These studies may also be independently initiated by the company for which an NDA has been approved. The FDA and the companies conducting post-marketing studies use them to gather additional information about a product’s safety, efficacy or optimal use.

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

Below is a summary of development of our products and product candidates that represent 10% or more of our direct project research and development spending for the three months ended June 30, 2006. The “Estimate of Completion of Stage” column contains forward-looking statements regarding expected timing of completion of product development phases. Completion of product development, if successful, culminates in the submission of an NDA to the FDA; however, there can be no assurance that the FDA will accept for filing, or approve, any NDA. The actual timing of completion of phases could differ materially from the estimates provided in the table. The table is sorted by highest to lowest spending amounts, and the two commercial products and the three product candidates listed accounted for approximately 91% of our direct project research and development spending for the three months ended June 30, 2006. No other product candidate accounted for more than 6% of our direct research and development spending in this period.

Product or Product Candidate	Indication	Phase of Development	Estimate of Completion of Phase
XOPENEX HFA (levalbuterol tartrate)	Respiratory-Asthma	*	*
LUNESTA (eszopiclone)	Insomnia	**	**
SEP-225289	Depression	Phase I	2007
Arformoterol	Respiratory-COPD	***	***
SEP-227162	Depression	Phase I	2007

*                    We commercially launched XOPENEX HFA in December 2005.

**             We commercially launched LUNESTA in April 2005.

***      We submitted an NDA to the FDA in December 2005 for Arformoterol. The Prescription Drug User Fee Act, or PDUFA, date is October 12, 2006. The PDUFA date is the date by which the FDA is expected to review and act on the NDA submission.

Below is a summary of expenditure information related to our product candidates representing 10% or more of our direct project research and development spending during the three months ended June 30, 2006 and 2005, as well as the costs incurred to date on these projects. The costs in this analysis include only direct costs and do not include certain indirect labor, overhead, share-based compensation or other costs which benefit multiple projects. As a result, fully loaded research and development cost summaries by project are not presented.

	Project costs for the three months ended June 30, 2006	Project costs to date through June 30, 2006	Project costs for the three months ended June 30, 2005	Project costs to date through June 30, 2005
	(in thousands)
XOPENEX HFA (levalbuterol tartrate)	$3,126	$165,204	$8,049	$145,992
LUNESTA (eszopiclone)	$2,841	$210,544	$6,346	$189,715
SEP-225289	$2,402	$9,270	$665	$1,276
Arformoterol	$2,007	$167,228	$4,641	$151,956
SEP-227162	$1,318	$4,373	$334	$363

Due to the length of time necessary to develop a product, uncertainties related to the ability to obtain governmental approval for commercialization, and difficulty in estimating costs of projects, it is difficult to make accurate and meaningful estimates of the ultimate cost to bring our product candidates to FDA approved status. We do not believe it is possible to estimate, with any degree of accuracy, the costs of product candidates that are in stages earlier than Phase III. Accordingly, we have not provided any such estimates, as all of our product candidates, other than Arformoterol, for which we have submitted an NDA, are in Phase I development.

Selling, Marketing and Distribution

Selling, marketing and distribution expenses were $182,605,000 and $130,183,000 for the three months ended June 30, 2006 and 2005, respectively, an increase of approximately 40%. Of the $52,422,000 increase, approximately 36% is due to increased payroll related expenses primarily as a result of hiring an additional 495 sales representatives and managers to support our marketed products. Approximately 14% of the increase is due to additional costs related to the increased sales force for additional samples and relocation and training costs. Approximately 19% of the increase is related to an increase in marketing, advertising and promotion costs to support LUNESTA. In addition, stock-based compensation expense was $3,569,000 for the three months ended June 30, 2006, which included $3,539,000 resulting from our January 1, 2006 implementation of SFAS 123(R), as compared to $35,000 of stock-based compensation expense for the three months ended June 30, 2005.

General and Administrative

General and administrative costs were $18,087,000 and $10,074,000 for the three months ended June 30, 2006 and 2005, respectively, an increase of approximately 80%. Stock-based compensation expense was $4,561,000 for the three months ended June 30, 2006, which included $4,368,000 resulting from our January 1, 2006 implementation of SFAS 123(R), as compared to $226,000 of stock-based compensation expense for the three months ended June 30, 2005. The remainder of the increase is primarily attributable to increased legal fees largely related to patent and shareholder litigation.

Other Income (Expense)

Interest income was $10,990,000 and $5,422,000 for the three months ended June 30, 2006 and 2005, respectively, an increase of approximately 103%. The increase is due to higher average balances of cash and short- and long-term investments combined with an increase in the interest rates earned on investments in 2006. Our monthly average cash and investment balance was approximately $926,079,000 and $810,863,000 for the three months ended June 30, 2006 and 2005, respectively. For the three months ended June 30, 2006 and 2005, the average annualized interest rate that we earned on our investments was 4.75% and 2.67%, respectively.

Interest expense was $5,543,000 and $5,839,000 for the three months ended June 30, 2006 and 2005, respectively. The expense in both periods is primarily related to the interest we paid on our 5% convertible subordinated debentures.

Equity in investee losses were $95,000 and $300,000 for the three months ended June 30, 2006 and 2005, respectively, a decrease of approximately 68%. The loss represents our portion of BioSphere losses.

Six Month Periods ended June 30, 2006 and 2005 (Restated)

Revenues

Product sales were $533,932,000 and $273,391,000 for the six months ended June 30, 2006 and 2005, respectively, an increase of approximately 95%. This increase is primarily a result of the commercial introduction of LUNESTA in April 2005, an increase in XOPENEX Inhalation Solution revenue and the commercial introduction of XOPENEX HFA in December 2005.

Sales of LUNESTA were $277,217,000 and $83,459,000 for the six months ended June 30, 2006 and 2005, respectively, an increase of approximately 232%. The increase is primarily the result of a 164% increase in the number of units sold, which is principally attributable to a full six months of sales in 2006 as compared to three months of sales in 2005, and a 26% increase in the net selling price per unit, which was partially due to a 12% increase in the gross selling price per unit. Adjustments recorded to gross sales are disclosed below under the heading “Analysis of gross sales to net sales.”

Sales of XOPENEX Inhalation Solution were $249,769,000 for the six months ended June 30, 2006 as compared to $189,932,000 for the same period in 2005, an increase of approximately 32%. The increase is primarily due to a 12% increase in the number of units sold and a 17% increase in the net selling price per unit, which was impacted by a gross unit price increase of approximately 9%. Adjustments recorded to gross sales are disclosed below under the heading “Analysis of gross sales to net sales.”

Sales of XOPENEX HFA were $6,946,000 for the six months ended June 30, 2006, as compared to $0 for the same period in 2005. We introduced XOPENEX HFA commercially in December 2005.

Analysis of gross sales to net sales—The following table presents the adjustments deducted from gross sales to arrive at net sales:

	For the Six Months Ended June 30,
	2006	% of sales	2005	% of sales	Change	% Change
	(dollars in thousands)
Gross sales	$638,707	100.0%	$350,610	100.0%	$288,097	82%
Adjustments to gross sales:
Payment term discounts	13,299	2.1%	7,253	2.1%	6,046	83%
Wholesaler fee for service	15,852	2.5%	5,516	1.6%	10,336	187%
Government rebates and contractual discounts	63,605	10.0%	38,121	10.9%	25,484	67%
Returns	10,550	1.6%	21,628	6.1%	(11,078)	(51%	)
Other (includes product launch discounts)	1,469	0.2%	4,701	1.3%	(3,232)	(69%	)
Sub-total adjustments	104,775	16.4%	77,219	22.0%	27,556	36%
Net sales	$533,932	83.6%	$273,391	78.0%	$260,541	95%

Decreases in the adjustments to gross sales as a percentage of gross sales from the six months ended June 30, 2005 to the six months ended June 30, 2006 primarily reflect a lower return reserve as a percentage of gross sales due to a reserve recorded in the quarter ended June 30, 2005 relating to a potential product return resulting from a packaging issue for the LUNESTA 1 mg strength, which has been resolved. Also impacting the adjustments was a decrease in other adjustments, which primarily related to LUNESTA launch discounts that we offered to our wholesalers in the second quarter of 2005. The decrease in the adjustments to gross sales was partially offset by the establishment of wholesaler fee-for-service discount arrangements beginning in the second quarter of 2005 to provide for fees consistent with the terms of the wholesaler service agreements we executed in that period.

Included in the government rebates and contractual discounts is a reserve for Medicare Part B discounts related to XOPENEX Inhalation Solution sales. Medicare reimbursement rates for XOPENEX Inhalation Solution have been favorable since January 2005, but we cannot be certain these favorable rates will continue. In March 2006, the DME-PSCs issued a draft local coverage determination under which Medicare reimbursement for XOPENEX Inhalation Solution would be reduced to the level of reimbursement for generic albuterol. We estimate that approximately 25 percent of our XOPENEX Inhalation Solution sales are subject to reimbursement under Medicare Part B. If this local coverage determination is implemented, revenue from these sales of XOPENEX Inhalation Solution would be materially adversely affected.

Royalties were $16,152,000 and $30,718,000 for the six months ended June 30, 2006 and 2005, respectively, a decrease of approximately 47%. The decrease is primarily due to the decrease in royalties earned on the sales of ALLEGRA under our agreement with sanofi-aventis, which were $8,659,000 for the six months ended June 30, 2006 compared to $23,656,000 for the same period in 2005, with the majority of the decrease resulting because we ceased to received royalties on sales of ALLEGRA in the United States.

Pursuant to the terms of our U.S. agreement with sanofi-aventis, our royalties on the sale of ALLEGRA in the United States, which have historically been between $15 and $20 million per year, terminated based on the introduction of a generic equivalent of this product in September 2005. We are still entitled to receive royalties on the sale of ALLEGRA outside of the United States in countries where we hold patents covering ALLEGRA and no generic equivalent product has been introduced. Royalties earned on sales of CLARINEX®, under our agreement with Schering-Plough Corporation, increased to $5,528,000 from $5,066,000 for the six months ended June 30, 2006 versus the same period in 2005.

Costs of Revenues

Cost of product sold was $46,226,000 and $24,490,000 for the six months ended June 30, 2006 and 2005, respectively.

Cost of LUNESTA sold as a percentage of LUNESTA gross sales was approximately 6% for the six months ended June 30, 2006 and 2005, with the largest portion being the royalty paid on net sales of LUNESTA to a third party. In accordance with our accounting policies, we did not begin to capitalize product manufacturing costs associated with LUNESTA inventory until the FDA approved the NDA for LUNESTA. Therefore, we expect costs of LUNESTA sold as a percentage of LUNESTA sales to increase after we have sold all of our product for which we have not capitalized manufacturing costs. We expect this to occur by the end of 2006.

Cost of XOPENEX Inhalation Solution sold as a percentage of XOPENEX Inhalation Solution gross sales was approximately 8% for the six months ended June 30, 2006 and for the same period in 2005.

Cost of XOPENEX HFA sold as a percentage of XOPENEX HFA net sales was approximately 15% for the six months ended June 30, 2006. Included in the costs of XOPENEX HFA sold is a royalty paid on net sales of XOPENEX HFA to or 3M, our third party finished goods manufacturer of the product. We introduced XOPENEX HFA commercially in December 2005.

Cost of royalties earned was $442,000 and $405,000 for the six months ended June 30, 2006 and 2005, respectively. The cost of royalties in both periods relates to an obligation to a third party as a result of royalties we earn from Schering-Plough Corporation based upon its sales of CLARINEX. This increase in third-party obligations is due to the slight increase in royalties earned in the six months ended June 30, 2006 as compared with the same period in 2005.

Research and Development

Research and development expenses were $85,629,000 and $65,701,000 for the six months ended June 30, 2006 and 2005, respectively, an increase of approximately 30%. The increase is primarily due to our increased spending on our LUNESTA Phase IIIB/IV program, as well as drug discovery efforts. We also incurred increased spending on two of our early-stage programs, SEP-225289 and SEP-227162, both targeted for the treatment of depression. In addition, share-based compensation expense resulting from our January 1, 2006 implementation of SFAS 123(R) was $4,942,000 for the six months ended June 30, 2006 as compared to $0 for the period ended June 30, 2005.

Below is a summary of development of our products and product candidates that represent 10% or more of our direct project research and development spending for the six months ended June 30, 2006. The “Estimate of Completion of Stage” column contains forward-looking statements regarding expected timing of completion of product development phases. Completion of product development, if successful, culminates in the submission of an NDA to the FDA; however, there can be no assurance that the FDA will accept for filing, or approve, any NDA. The actual timing of completion of phases could differ materially from the estimates provided in the table. The table is sorted by highest to lowest spending amounts, and the two commercial products and the two product candidates listed accounted for approximately 86% of our direct project research and development spending for the six months ended

June 30, 2006. No other product candidate accounted for more than 5% of our direct research and development spending in this period.

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

*                    We commercially launched LUNESTA in April 2005.

**             We commercially launched XOPENEX HFA in December 2005.

***      We submitted an NDA to the FDA for Arformoterol in December 2005. The PDUFA date is October 12, 2006.

Below is a summary of expenditure information related to our product candidates representing 10% or more of our direct project research and development spending during the six months ended June 30, 2006, and 2005, as well as the costs incurred to date on these projects. The costs in this analysis include only direct costs and do not include certain indirect labor, overhead, share-based compensation or other costs which benefit multiple projects. As a result, fully loaded research and development cost summaries by project are not presented.

	Project costs for the six months ended June 30, 2006	Project costs to date through June 30, 2006	Project costs for the six months ended June 30, 2005	Project costs to date through June 30, 2005
	(in thousands)
LUNESTA (eszopiclone)	$10,822	$210,544	$6,152	$189,715
XOPENEX HFA (levalbuterol tartrate)	$8,413	$165,204	$13,295	$145,992
Arformoterol	$5,650	$167,228	$8,437	$151,956
SEP-225289	$5,201	$9,270	$1,158	$1,276

Due to the length of time necessary to develop a product, uncertainties related to the ability to obtain governmental approval for commercialization, and difficulty in estimating costs of projects, it is difficult to make accurate and meaningful estimates of the ultimate cost to bring our product candidates to FDA approved status. We do not believe it is possible to estimate, with any degree of accuracy, the costs of product candidates that are in stages earlier than Phase III. Accordingly, we have not provided any such estimates, as all of our product candidates, other than Arformoterol, for which we have submitted an NDA, are in Phase I development.

Selling, Marketing and Distribution

Selling, marketing and distribution expenses were $372,596,000 and $223,390,000 for the six months ended June 30, 2006 and 2005, respectively, an increase of approximately 67%. Of the $149,206,000 increase, approximately 49% is due to an increase in marketing, advertising and promotion costs in support of LUNESTA, which was launched in April 2005. Additionally, we incurred increased payroll and commission expense as well as increased training and relocation costs as a result of hiring additional sales representatives and management to support marketed products. These costs accounted for approximately 26% of the increase during the six months ended June 30, 2006 over the same period ended June 30, 2005. In addition, stock-based compensation expense was $6,873,000 for the six months ended June 30, 2006, which included $6,813,000 resulting from our January 1, 2006 implementation of SFAS 123(R), as compared to $70,000 of stock-based compensation expense for the six months ended June 30, 2005.

General and Administrative

General and administrative costs were $32,595,000 and $18,781,000 for the six months ended June 30, 2006 and 2005, respectively, an increase of approximately 74%. Stock-based compensation expense was $8,746,000 for the six months ended June 30, 2006, which included $8,360,000 resulting from our January 1, 2006 implementation of SFAS 123(R), as compared to $452,000 of stock-based compensation expense for the six months ended June 30, 2005. The remainder of the increase is primarily attributable to increased legal fees related to patent support and litigation and shareholder lawsuit-related cost.

Other Income (Expense)

Interest income was $20,784,000 and $10,670,000 for the six months ended June 30, 2006 and 2005, respectively, an increase of approximately 95%. The increase is due to higher average balances of cash and short- and long-term investments combined with an increase in the interest rates earned on investments in 2006. Our monthly average cash and investment balance was approximately $937,801,000 and $801,721,000 for the six months ended June 30, 2006 and 2005, respectively. For the six months ended June 30, 2006 and 2005, the average annualized interest rate that we earned on our investments was 4.43% and 2.66%, respectively.

Interest expense was $11,094,000 and $11,681,000 for the six months ended June 30, 2006 and 2005, respectively. The expense in both periods is primarily related to the interest we paid on our 5% convertible subordinated debentures.

Equity in investee losses were $353,000 and $468,000 for the six months ended June 30, 2006 and 2005, respectively, a decrease of approximately 25%. The loss represents our portion of BioSphere losses.

Liquidity and Capital Resources

Our liquidity requirements have historically consisted of research and development expenses, sales and marketing expenses, capital expenditures, working capital, debt service and general corporate expenses. We have funded these requirements and the growth of our business primarily through convertible subordinated debt offerings, the issuance of common stock, including the exercise of stock options, sales of our products and license agreements for our drug compounds. We now expect to fund our liquidity requirements primarily with revenue generated from product sales. We also believe we have the ability to meet our short-term liquidity needs through the use of our cash and short-term investments on hand at June 30, 2006.

Cash, cash equivalents and short- and long-term investments totaled $944,491,000, or 74% of total assets at June 30, 2006, compared to $976,201,000, or 77% of total assets, at December 31, 2005.

Net cash used in operating activities for the six months ended June 30, 2006 was $35,641,000, which includes net income of $21,080,000. Our net income includes non-cash charges of $31,769,000, consisting primarily of share-based compensation and depreciation and amortization expense. Accounts receivable and inventory increased by $18,772,000 and $11,016,000, respectively, primarily due to LUNESTA and XOPENEX Inhalation Solution sales. Other current assets increased by $6,756,000, which is primarily attributable to an increase in prepaid expenses. Accounts payable increased by $3,470,000 primarily due to timing of vendor payments. Accrued expenses decreased by $63,423,000 primarily due to the timing of payments relating to commissions and sales and marketing accruals. Other current liabilities increased by $8,007,000 primarily due to an increase in accruals for product revenue rebates related to LUNESTA and XOPENEX HFA product sales, offset by a decrease in accruals for product revenue rebates related to XOPENEX Inhalation Solution.

Net cash used in investing activities for the six months ended June 30, 2006 was $52,555,000. Cash used in net purchases of short- and long-term investments was $35,103,000. We made purchases of property and equipment of $8,663,000 and received proceeds from sales of equipment of $150,000. We also made an investment in ACADIA of $8,939,000.

Net cash provided by financing activities for the six months ended June 30, 2006 was $16,110,000. We received proceeds of $17,290,000 from issuing common stock upon the exercise of stock options issued under our stock option plans. We also used $1,180,000 to repay capital lease obligations and long-term debt.

We believe our existing cash and the anticipated cash flow from operations and current strategic alliances will be sufficient to support existing operations through at least 2007. In the longer term, we expect to continue to fund our operations with revenue generated from product sales. Our actual future cash requirements and our ability to generate revenue, however, will depend on many factors, including:

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

•       progress of our development efforts and the development efforts of our strategic partners;

•       royalties from agreements with parties to which we have licensed our technology; and

•       the outcome of pending litigation and/or the informal SEC inquiry.

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

Critical Accounting Policies

We identified critical accounting policies in our annual report on Form 10-K for the year ended December 31, 2005. These critical accounting policies relate to product revenue recognition, royalty revenue recognition, rebate and return reserves, patents, intangibles and other assets, accounts receivable and bad debt, income taxes, induced conversion of debt, inventory write-downs and stock-based compensation. These policies require us to make estimates in the preparation of our financial statements as of a given date. Because of the uncertainty inherent in these matters, our actual results could differ from the estimates we use in applying the critical accounting policies. Other than the adoption of SFAS 123(R), no changes to these critical accounting policies have taken place since December 31, 2005; however, we have expanded the disclosure of our accounting policies relating to product sale allowances and reserves.

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

1)   Payment Term Discounts—We offer our direct purchase customers a 2% prompt-pay cash discount as an incentive to remit payment within the first thirty days after the date of the invoice. Prompt-pay discount calculations are based on the gross amount of each invoice. We account for these discounts by reducing sales by the 2% discount amount when product is sold, and apply earned cash discounts at the time of payment. Since we began selling our products commercially in 1999, our customers have routinely taken advantage of this discount. Based on common industry practices and our customers’ overall payment performance, we accrue for cash discounts on product sales recorded during the period. We adjust the accrual to reflect actual experience as necessary, and historical adjustments have not been material. Based on our history of estimating payment term discounts and the low dollar exposure, we do not anticipate that changes to estimates will have a material impact on net sales.

2)   Wholesaler Fee for Service Discounts—In the second quarter of both 2006 and 2005, we entered into letter agreements with certain wholesaler customers that provide these wholesalers with the opportunity to earn discounts in exchange for the performance of certain services. These agreements are subject to termination upon thirty days prior written notice. Our effective rate of wholesaler fee-for-service discounts applied across all product sales in the first half of 2006 was approximately 2.5% as compared to 1.6% in the first half of 2005. Our accruals for wholesaler fee-for-service discounts are based on actual data of product sales made to wholesale customers with letter agreements and not on estimates. If the percentage of gross sales sold to wholesalers with letter agreements increases, our liability related to these discounts could increase materially.

3)   Government Rebates and Contractual Discounts—

Medicaid Discounts—We record accruals for rebates to be provided through the Medicaid Drug Rebate Program as a reduction of sales when the product is sold. We rebate individual states for all eligible units purchased under the Medicaid program based on a rebate per unit calculation, which is driven off our Average Manufacturer Price, or AMP. We estimate the expected rebate per unit to be used and adjust our rebate accruals based on expected changes in rebate pricing. We also examine the historical rebate trends and the trend of sales that become eligible for Medicaid programs and any changes expected to these trends. In addition, certain states have supplemental rebate programs, which provide such states with an additional rebate. Supplemental rebates, like rebates under the Medicaid Drug Rebate Program, are recorded as a reduction of sales when the product is sold. Rebate amounts are generally invoiced quarterly in arrears and paid thirty days after they are invoiced. As a result, our accrual consists of (i) an estimate of the amount expected to be incurred for the current quarter’s prescriptions, (ii) an accrual for prior quarters’ unpaid rebates and (iii) an accrual for estimated inventory in the distribution channel.

We recorded a provision for Medicaid rebates of 4.5% and 7.7% of gross sales for the six months ended June 30, 2006 and 2005, respectively. The decrease is attributable to a change in the product mix with the commercial introduction of LUNESTA in the second quarter of 2005, which has significantly lower Medicaid-eligible units than XOPENEX Inhalation Solution. The decrease is also the result of a Medicaid reserve reversal in the second quarter of 2006 relating to a prior period estimate, in addition to a shift in patient coverage from Medicaid to Medicare Part D, as a result of the introduction of the Medicare

Part D program in 2006. Actual Medicaid discounts could exceed historical experience and our estimates of expected Medicaid activity and rebate per unit amounts. The most significant estimate we make in connection with this accrual is the estimate of the number of Medicaid-eligible units in the distribution channel. In recent quarters, our estimates have been approximately 98% accurate. Although the actual Medicaid rebate may vary by more than 2% of the estimated eligible Medicaid units in future periods, we believe, based on prior experience, a 2% variation in our estimate is reasonably likely. A 2% understatement of Medicaid-eligible units at June 30, 2006 would have resulted in an additional provision of approximately $0.3 million.

Medicare Discounts—Part B—We record accruals for rebates to be provided through Medicare Part B programs, as a reduction of sales when the product is sold. We established a Medicare Part B rebate program in order to increase the access by Medicare Part B beneficiaries to our XOPENEX Inhalation Solution 1.25 mg strength product through Medicare Part B pharmacy providers, or MPPs. XOPENEX Inhalation Solution is covered under a Medicare Part B code for drugs used with durable medical equipment, in our case, nebulizers. We estimate the expected rebate using historical data and by examining trends and expected changes in Medicare Part B codes. Medicare Part B payments are paid to MPPs primarily on a monthly basis. Accordingly, the provision typically relates to the activity over a one-month period and, as a result, the total provision consists of (i) an estimate of the amount expected to be incurred for the current month’s prescriptions, (ii) an accrual for prior months’ unpaid rebates and (iii) an accrual for estimated inventory in the distribution channel.

Medicare Discounts—Part D—Effective January 1, 2006, Medicare created a prescription drug benefit for its beneficiaries known as Medicare Part D. The Centers for Medicare and Medicaid Services, or CMS, contracted with numerous health plans and prescription drug benefit plans to design and administer the drug benefit, including the development of a formulary (which defines which products are covered and at what co-pay level). We pay rebates to certain Medicare Part D health plans and prescription drug plans on the sale of LUNESTA and XOPENEX HFA. XOPENEX Inhalation Solution has been and we expect that it will remain covered as a Medicare Part B product, resulting in minimal Medicare Part D utilization. Our accruals for Medicare Part D are for rebates required for LUNESTA and XOPENEX HFA and are estimated based on projected sales volumes through the contracted health and drug plans.

The provision for Medicare rebates was less than 1% of gross sales for both the six months ended June 30, 2006 and 2005. Actual Medicare discounts could change significantly in the future based on future Medicare reimbursement classifications.

Medicare rebates at our current reimbursement levels represent an immaterial amount of sales rebates. Based on the accuracy of estimates and the small dollar amounts involved, we do not expect changes in estimates to have a material impact on net sales.

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

The provision for MCO rebates was approximately 1.2% and 0.8% of gross sales in the six months ended June 30, 2006 and 2005, respectively. Actual MCO discounts could exceed historical experience and our estimates of expected future participation in these programs. However, in part due to the fact that only a few organizations currently account for approximately 90% of our MCO discounts, our MCO discount estimates have historically been very similar to the actual MCO discounts. We expect that a small number of organizations will continue to account for substantially all of our MCO discounts for the foreseeable future and, therefore, do not expect significant changes to our MCO discount estimates in future periods.

Chargebacks and GPO Contract Discounts—We have entered into agreements with certain group purchasing organizations, or GPOs, in which its members can purchase product from our wholesalers at a specified price. GPOs are organizations that represent a group of end buyers in the purchase of goods. These agreements involve the wholesalers who receive a stated margin on sales to GPOs. When the difference between the wholesaler’s purchase price and the GPO’s price creates a margin less than the amount agreed between us and the wholesaler, the wholesaler requests a credit, which is referred to as a chargeback. We record accruals for these discounts as a reduction of sales when product is sold. We estimate eligible sales based on a history of the average actual chargebacks and an average of the chargeback cycle time, which is the time from when a wholesaler sells to a GPO until we issue a credit to the wholesaler. We examine the history of sales which qualify for chargebacks and monitor sales trends and contractual changes. Our accrual consists of the amount expected to be incurred for the current sales in the calculated chargeback cycle, plus an accrual for estimated inventory in the distribution channel.

The provision for chargebacks and GPO contract credits was approximately 2.9% and 1.4% of gross sales in the six months ended June 30, 2006 and 2005, respectively. Actual chargeback and GPO contract credits could exceed historical experience and our estimates of future participation in these programs. However, over the past few years, chargeback activity has been fairly stable with the exception of XOPENEX HFA, which currently has low sales volumes and a limited number of chargeback contracts. In addition, the dollar value of our chargebacks and GPO contract credits are relatively low. Therefore, we do not expect significant variation between actual chargeback and GPO credits and our estimates.

4)   Returns—Customers can return short-dated or expired product that meets the guidelines set forth in our returned goods policy. Product shelf-life from the date of manufacture for XOPENEX Inhalation Solution is 15 months, XOPENEX HFA is 21 months and LUNESTA is 15-24 months. Returns are accepted from wholesalers and retail pharmacies. Customers can return product with six months or less of shelf life remaining and expired product within twelve months following the expiration date. We record an estimate for returns as reductions of revenue at the time product sales are recorded. We base our estimates of product returns on the percentage of returns that we have experienced historically and on a historical aging of the average time a return occurs from the time the product was sold. For products with insufficient return history, we estimate by examining data of similar drugs. For example, with LUNESTA, we researched industry data on return patterns of widely prescribed insomnia drugs. We may adjust our estimate of product returns if we are aware of other factors that we believe could significantly impact our expected return percentages. These factors include our estimate of inventory levels of our products in the distribution channel, the product shelf-life of the product we have shipped, competitive issues such as new product entrants and other known changes in sales trends.

The provision for returns was approximately 1.7% and 6.2% for the six months ended June 30, 2006 and 2005, respectively. The decrease in return percentage provision in 2006 from 2005 is due to the introduction of LUNESTA in the second quarter of 2005, which has a significantly lower return percentage than XOPENEX Inhalation Solution, in addition to a reserve recorded in the second quarter of 2005 relating to a potential product return caused by a packaging issue with respect to our LUNESTA 1 mg strength, which has been resolved. Actual returns could exceed historical experience and our estimates of expected future returns due to factors such as wholesaler and retailer stocking patterns and inventory levels and/or competitive changes. Based on these factors, and as a result of fluctuations observed in prior periods, we believe it is reasonably likely that the actual returns provision percentage could vary from the estimated percentage within a range of 0.25% to 0.5%. If the returns provision percentage for each of these products had increased by 0.25% to 0.5% of gross sales for the six months ended June 30, 2006, an additional provision of between $1.6 million and $3.2 million would have been necessary.

Many of our accruals include an estimate of inventory in the distribution pipeline. At June 30, 2006, we believe a reasonable estimate of the value of our pipeline inventory is approximately $57 million for XOPENEX Inhalation Solution, $13 million for XOPENEX HFA and $67 million for LUNESTA.

5)   Other Discounts—At times we offer special programs and discounts. In 2005, we implemented discount programs related to the launch of LUNESTA and XOPENEX HFA MDI to support the goal of making the products widely available. These programs include discounts for auto-shipments to pharmacies, coupons and vouchers. Under the auto-shipments to pharmacies program, we give a discount to wholesalers that provide evidence that they have delivered product to an agreed upon number of pharmacies in a timely manner. Under the coupon program, physicians give patients coupons to purchase the prescribed drug at a discount from any retail pharmacy. We reimburse retail pharmacies for these discounts through a third-party administrator. Under the voucher program, physicians give patients vouchers to obtain free samples of the prescribed drug from any retail pharmacy. We reimburse retail pharmacies for the cost of these products through a third-party administrator. We use the voucher program primarily in states where samples cannot be shipped directly to physicians.

In each case mentioned above, we estimate the cost of reimbursement as a reduction of gross sales when the product is sold. In addition, we maintain an accrual for unused coupons and vouchers based on outstanding total coupons and vouchers and their historical usage rates and adjust this accrual whenever changes in such historical usage rate occurs. Each of these programs has a defined expiration date.

The following table summarizes activity in each of the above product sales allowances and reserve categories for the six-month period from December 31, 2005 to June 30, 2006:

	Payment Terms Discount	Wholesaler Fee for Service	Government Rebates and Contractual Discounts	Returns	Other Discounts	Total
	(in thousands)
Balance at December 31, 2005	$(2,632)	$(9,503)	$(47,462)	$(16,269)	$(553)	$(76,419)
Current provision:
Current year	(13,299)	(15,852)	(67,476)	(10,549)	(1,454)	(108,630)
Prior year	—	—	3,871	—	20	3,891
Total	(13,299)	(15,852)	(63,605)	(10,549)	(1,434)	(104,739)
Actual:
Current year	9,669	2,649	32,420	—	592	45,330
Prior year	2,958	9,315	31,949	5,994	597	50,813
Total	12,627	11,964	64,369	5,994	1,189	96,143
Balance at June 30, 2006	$(3,304)	$(13,391)	$(46,698)	$(20,824)	$(798)	$(85,015)

Share-Based Compensation—Effective January 1, 2006, we adopted the provisions of SFAS 123(R), which resulted in changes to our financial statements as detailed in Note 5 to the financial statements. Determining the amount and distribution of expense for stock-based compensation, as well as the associated impact to the balance sheets and statements of cash flows, requires us to develop estimates of the fair value of stock-based compensation expense.

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

Contractual Obligations

As of June 30, 2006, our contractual obligations disclosure in our annual report on Form 10-K for the year ended December 31, 2005 has not materially changed.

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

We are exposed to market risk from changes in interest rates and equity prices, which could affect our future results of operations and financial condition. These risks are described in our annual report on Form 10-K for the year ended December 31, 2005. As of August 14, 2006, there have been no material changes to the market risks described in our annual report on Form 10-K for the year ended December 31, 2005. Additionally, we do not anticipate any near-term changes in the nature of our market risk exposures or in our management’s objectives and strategies with respect to managing such exposures.

ITEM 4.                                                 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2006, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Change in and Evaluation of Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In light of the conclusions of our special committee’s review of our stock option granting practices, we have re-evaluated the Report of Management on Internal Control Over Financial Reporting as of December 31, 2005 as set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.  Based on this analysis, we have determined that there is no material weakness in our internal controls over financial reporting relating to the matters under review.

PART II

OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS

Stock Option Inquiry and Derivative Stockholder Complaints

In June 2006, we announced that we had received a letter of inquiry from the Securities and Exchange Commission, or SEC, requesting documents related to our stock option grants and stock option practices. We appointed a special committee of outside directors to conduct an internal review relating to our stock option grants and stock option practices. The special committee, with the assistance of legal counsel and accounting specialists, has reviewed stock option grants to our officers, directors and employees from 1996 to present under our various stock option plans in effect during this period. We have been cooperating with the review and our finance department has also reviewed our stock option grants and stock option practices. The special committee’s review is substantially complete but will remain open for the duration of the SEC’s inquiry.  See Note 3 to our financial statements for additional information concerning these reviews.

We have been notified that three stockholder derivative complaints were filed in the Superior Court, Middlesex County, Commonwealth of Massachusetts, naming Sepracor as nominal defendant and also naming as defendants certain current members of our board of directors and certain of our current and former employees. The complaints allege purported breaches of fiduciary duties and unjust enrichment in connection with certain stock option grants made by us between June 1998 and May 2001. The complaints seek monetary damages in unspecified amounts, equitable and injunctive relief, including disgorgement of profits obtained by certain defendants and other relief as determined by the Court. We and our directors are reviewing the allegations and will respond when appropriate.

Tecastemizole Class Action Complaints

We and several of our current and former officers and a current director are named as defendants in several class action complaints which have been filed on behalf of certain persons who purchased our common stock and/or debt securities during different time periods, beginning on various dates, the earliest being May 17, 1999, and all ending on March 6, 2002. These complaints allege violations of the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder by the SEC. Primarily, they allege that the defendants made certain materially false and misleading statements relating to the testing, safety and likelihood of approval of tecastemizole by the FDA. In both the debt purchasers’ action and equity purchasers’ action, the court has granted the plaintiffs’ motion for class certification. In late February 2006, two corrected and amended consolidated complaints were filed, one on behalf of the purchasers of our common stock and the other on behalf of the purchasers of our debt securities. These corrected and amended consolidated complaints reiterate the allegations contained in the previously filed complaints and define the alleged class periods as May 17, 1999 through March 6, 2002. The parties are currently engaged in discovery. We are unable to reasonably estimate any possible range of loss related to the lawsuits due to their uncertain resolution. However, any conclusion of these matters in a manner adverse to us would have a material adverse effect on our financial position and results of operations.

Levalbuterol Hydrochloride Inhalation Solution ANDAs

In September 2005, we received notification that the FDA had received an abbreviated new drug application, or ANDA, from Breath Limited seeking approval of a generic version of our 1.25 mg, 0.63 mg and 0.31 mg levalbuterol hydrochloride inhalation solution. Breath Limited’s submission includes a Paragraph IV certification alleging that our patents listed in the FDA publication entitled “Approved Drug Products With Therapeutic Equivalence Evaluations,” commonly referred to as the “Orange Book,” for

XOPENEX Inhalation Solution are invalid, unenforceable or not infringed by Breath Limited’s proposed product. We have filed a civil action against Breath Limited for patent infringement. We were notified in January 2006 of a second ANDA seeking approval of a generic version of our 1.25 mg, 0.63 mg and 0.31 mg levalbuterol hydrochloride inhalation solution including a Paragraph IV certification, which was submitted to the FDA by Dey, L.P. We have filed a civil action against Dey, L.P. for patent infringement. In April 2006, we were notified of a third ANDA seeking approval of a generic version of our 1.25 mg, 0.63 mg and 0.31 mg levalbuterol hydrochloride inhalation solution including a Paragraph IV certification, which was submitted to the FDA by Watson Laboratories, Inc. Watson’s Paragraph IV certification was limited to our patent that expires in 2021 and covers certain levalbuterol hydrochloride inhalation solutions, including XOPENEX Inhalation Solution. We have decided not to file a civil action against Watson Laboratories, Inc. for patent infringement.

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

Fexofenadine Patent Claim

In June 2006, we were notified that Teva Pharmaceutical Industries Limited and Teva UK Limited have filed a claim naming us as defendant in the United Kingdom’s High Court of Justice, Chancery Division, Patents Court. The claim alleges that our two patents relating to fexofenandine, which we have licensed to sanofi-aventis in connection with its sale of ALLEGRA (fexofenadine HCl), are invalid, and seeks to have them invalidated.  Sanofi-aventis is defending this action. If patent-based exclusivity for ALLEGRA is lost in the United Kingdom or in any other jurisdiction where a similar action is brought, our rights to receive royalty revenue in any such jurisdiction will terminate.

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

Except for our three most recent fiscal quarters, we have incurred net losses each quarter since our inception. It is possible we will not be able to achieve profitability again or maintain profitability on a quarterly or annual basis. We expect to continue to incur significant operating expenditures to further develop and commercialize our products and product candidates. As a result, we will need to generate significant revenues in future periods to achieve and maintain profitability. We cannot assure you that we will achieve significant revenues or that we will ever achieve profitability again. Even if we do achieve profitability again, we may not be able to maintain profitability for any substantial period of time. If revenues grow more slowly than we anticipate or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial condition will be materially and adversely affected. In addition, if we are unable to achieve or maintain profitability on a quarterly or annual basis, the market price of our common stock may decline.

Almost all of our revenues are derived from sales of LUNESTA and XOPENEX Inhalation Solution and our future success depends on the continued commercial success of these products.

Approximately 97% of our revenues for the six months ended June 30, 2006 resulted from sales of LUNESTA and XOPENEX Inhalation Solution and we expect sales from these two products to represent substantially all of our revenues for the foreseeable future. In April 2005, we commercially launched LUNESTA as a new product in a highly and increasingly competitive market and we cannot be certain that it will achieve continued commercial success. In addition, we do not have long-term sales contracts with our customers, and we rely on purchase orders for sales of LUNESTA and XOPENEX Inhalation Solution. Reductions, delays or cancellations of orders for LUNESTA or XOPENEX Inhalation Solution could adversely affect our operating results. If sales of LUNESTA and XOPENEX Inhalation Solution do not continue to increase, we may not have sufficient revenues to achieve our business plan or repay our outstanding debt, and our business will not be successful. In December 2005, we commercially launched XOPENEX HFA and we cannot be certain that it will achieve commercial success.

With respect to XOPENEX Inhalation Solution, three companies have filed ANDAs with the FDA seeking to market a generic version of levalbuterol hydrochloride inhalation solution. We have commenced patent litigation against two of these companies and we have decided not to commence litigation against the third at this time. A finding that the products these companies wish to market do not infringe our patents or that our patents are invalid or unenforceable will likely lead to the introduction of generic levalbuterol inhalation solution. If this occurs, sales of XOPENEX Inhalation Solution will be adversely affected.

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

We have significant debt and we may not be able to make principal payments when due.

As of June 30, 2006, our total debt was approximately $1.2 billion and our stockholders’ equity (deficit) was ($109.5) million. None of our 5% debentures due 2007, our 0% Series A notes due 2008, our 0% Series B notes due 2010 nor our 0% notes due 2024 restricts us or our subsidiaries’ ability to incur additional indebtedness, including debt that ranks senior to the notes. The 0% notes due 2024 are senior to the Series A notes due 2008 and Series B notes due 2010, which are senior to the 5% debentures due 2007. Additional indebtedness that we incur may in certain circumstances rank senior to or on parity with this debt. Our ability to satisfy our obligations will depend upon our future performance, which is subject to many factors, including factors beyond our control. The conversion prices for the 5% debentures due 2007, 0% Series A notes due 2008 and 0% Series B notes due 2010 are $92.38, $31.89 and $29.84, respectively. On July 31, 2006, the closing sale price of our common stock was $49.40. If the market price for our common stock does not exceed the conversion price, the holders of our outstanding convertible debt may not convert their securities into common stock. Our 0% notes due 2024 are convertible into cash and, if applicable, shares of our common stock at a conversion price of approximately $67.20, at the option of the holders under certain circumstances. We may not be able to make the required cash payments upon conversion of the 0% notes due 2024.

Historically, we have had negative cash flow from operations. For the six months ended June 30, 2006, net cash used in operating activities was approximately $35.6 million. Our annual debt service through 2006, assuming no additional interest-bearing debt is incurred and no additional 5% debentures due 2007 are converted, redeemed, repurchased or exchanged, is approximately $22.0 million. Unless we have sufficient cash or are able to generate sufficient operating cash flow to pay off the principal of our outstanding debt, we will be required to raise additional funds or default on our obligations under the debentures and notes. If revenue generated from sales of LUNESTA and XOPENEX Inhalation Solution do not meet expected levels, it is unlikely that we would have sufficient cash flow to repay our outstanding convertible debt and/or make cash payments upon conversion of the 0% notes due 2024. There can be no assurance that, if required, we would be able to raise the additional funds on favorable terms, if at all.

If we exchange debt for shares of common stock, there will be additional dilution to holders of our common stock.

As of June 30, 2006, we had approximately $1.2 billion of outstanding debt. In order to reduce future cash interest payments, as well as future payments due at maturity, we may, from time to time, depending on market conditions, repurchase additional outstanding convertible debt for cash; exchange debt for shares of our common stock, warrants, preferred stock, debt or other consideration; or a combination of any of the foregoing. If we exchange shares of our capital stock, or securities convertible into or exercisable for our capital stock, for outstanding convertible debt or use proceeds from the issuance of convertible debt to fund redemption of outstanding convertible debt with a higher conversion ratio, the number of shares that we might issue as a result of such exchanges would significantly exceed the number of shares originally issuable upon conversion of such debt and, accordingly, such exchanges would result in material dilution to holders of our common stock. We cannot assure you that we will repurchase or exchange any additional outstanding convertible debt.

If the estimates we make, or the assumptions on which we rely, in preparing our financial statements prove inaccurate, our actual results may vary from those reflected in our projections and accruals.

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, net revenues and expenses, the amounts of charges accrued by us and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. We cannot assure you, however, that our estimates, or the assumptions underlying them will not be materially different from actual results. For example, our royalty revenue is recognized based upon our estimates of our collaboration partners’ sales during the period and, if these sales estimates are greater than the actual sales that occur during the period, our net income would be reduced. This, in turn, could adversely affect our stock price.

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

Our stock option granting practices are the subject of an informal inquiry by the Securities and Exchange Commission. A special committee of our outside directors is conducting a review of these practices.

As we announced on June 2, 2006, the Securities and Exchange Commission, or SEC, is conducting an informal inquiry into our stock option grants and stock option practices and we have set up a special committee of our outside directors to oversee a review of our stock option granting practices and the documentation relating to such grants.  We cannot assure you that we will not be subject to regulatory fines or penalties or other contingent liabilities at the conclusion of the SEC’s informal inquiry.

Based on the results of the special committee’s review, which is substantially complete, we have concluded that we will need to restate our financial statements for the quarters ended March 31, June 30 and September 30, 2005, the quarter ended March 31, 2006 and the fiscal years ended December 31, 2005, 2004 and 2003, as well as revise the financial information contained in our earnings release for the period ended June 30, 2006.

We have civil litigation pending that relates to our stock option granting practices, and we cannot predict the ultimate outcome of this litigation.

We and our directors and officers are defendants in three derivative actions relating to our stock option granting practices. The complaints allege purported breaches of fiduciary duties and unjust enrichment in connection with certain stock option grants made by us between June 1998 and May 2001. The complaints seek monetary damages in unspecified amounts, equitable and injunctive relief, including disgorgement of profits obtained by certain defendants and other relief as determined by the Court. These actions are in preliminary stages and we cannot predict the ultimate outcome of this litigation.

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

In the respiratory market, we compete primarily against albuterol. XOPENEX Inhalation Solution and generic albuterol inhalation solution currently account for the majority of beta-agonist inhalation solution prescriptions in the market. Albuterol has been marketed for many years, is well established and sells at prices substantially lower than XOPENEX Inhalation Solution. With XOPENEX HFA, we compete with generic chlorofluorocarbon-based albuterol metered-dose inhalers and brand-name HFA albuterol metered-dose inhalers. Generic chlorofluorocarbon MDIs sell at substantially lower prices than XOPENEX HFA. To continue successfully marketing our XOPENEX products, we must continue to demonstrate that the efficacy and safety features of our drug outweigh their higher cost. In the sleep disorder market, we face intense competition from established products, such as AMBIEN® and SONATA®. We also face competition from the newly approved sleep agents ROZEREM™ and AMBIEN CR™. There are also other potentially competitive therapies that are in late-stage development for the treatment of insomnia. For all of our products, we need to demonstrate to physicians, patients and third-party payors that the cost of our product is reasonable and appropriate in light of its safety and efficacy, its price and the health care benefits, each as compared to other competing products.

We may be unable to commercialize products for which we receive approval from the FDA.

Commercialization of a product for which we have received an approval letter from the FDA could be delayed for a number of reasons, some of which are outside of our control, including delays in delivery of the product due to importation regulations and/or problems with our distribution channels or delays in the issuance of approvals from, or the completion of required procedures by agencies other than the FDA, such as the United States Drug Enforcement Administration. In addition, commercialization of FDA-approved products may be delayed by our failure to timely finalize distribution arrangements, manufacturing processes and arrangements, produce sufficient inventory and/or properly prepare our sales force. If we are unable to commercialize a product promptly after receipt of an approval letter, our business and financial position may be materially adversely affected due to reduced revenue from product sales during the period or periods that commercialization is delayed and the shortening of any lead time to market we may have had over our competitors. In addition, the exclusivity period, which is the time during which the FDA will prevent generic pharmaceutical companies from introducing a generic copy of the product, begins to run upon FDA approval and, therefore, to the extent we are unable to commercialize a product promptly after receipt of an approval letter, our long-term product sales and revenues could be adversely affected.

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

We have limited marketing and sales experience. We have established a sales force to market XOPENEX Inhalation Solution, LUNESTA and XOPENEX HFA. We have incurred significant expense in expanding our sales force and we may incur additional expense if we further expand. If we successfully develop and obtain regulatory approval for the products we are developing, we may (1) market and sell them through our sales force, (2) license some of them to large pharmaceutical companies or (3) market and sell them through other arrangements, including co-promotion arrangements. We may incur significant costs in expanding our sales force before the products under development have been approved for marketing. For example, we expanded our sales force in 2004 in anticipation of marketing and selling LUNESTA and in 2005 in anticipation of marketing and selling XOPENEX HFA. In addition, if we enter into co-promotion arrangements or market and sell additional products directly, we may need to significantly expand our sales force.

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

On October 22, 2004, we commenced notifying drug wholesalers, hospitals and pharmacies of a manufacturer-initiated voluntary Class III recall of one component of our XOPENEX Inhalation Solution product line, XOPENEX Inhalation Solution Concentrate (1.25mg/0.5mL), which we introduced in August 2004. The recall, which affected only XOPENEX Inhalation Solution Concentrate and no other components of our XOPENEX Inhalation Solution product line, was necessitated by packaging process validation issues relating to the automated process of placing finished vials into a foil pouch. We suspended manufacture and sale of XOPENEX Inhalation Solution Concentrate until the issues giving rise to the recall were fully addressed. We re-introduced XOPENEX Inhalation Solution Concentrate in June 2006. If these or similar deficiencies are found to extend to other components or our XOPENEX Inhalation Solution product line, our ability to supply product to the market may be limited or interrupted indefinitely, which could have a material adverse effect on our business.

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

Other than arformoterol, our product candidates are in the early stages of development. We cannot assure you that we will be able to develop or acquire and commercially introduce new products in a timely manner or that new products, if developed, will be approved for the indications and/or with the labeling we expect, or that they will achieve market acceptance. Before we commercialize any other product candidate, we will need to successfully develop the product candidate by completing successful clinical trials, submitting an NDA for the product candidate that is accepted by the FDA and receiving FDA approval to market the candidate. If we fail to successfully develop a product candidate and/or the FDA delays or denies approval of any submitted NDA or any NDA that we submit in the future, then commercialization of our products under development may be delayed or terminated, which could have a material adverse effect on our business.

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

The MMA also established a prescription drug benefit beginning in 2006 for all Medicare beneficiaries. We do not know the extent to which our products will continue to be included in the Medicare prescription drug benefit, and we may be required to provide significant discounts or rebates to drug plans participating in the Medicare drug benefit. Moreover, the Federal government may acquire the ability to negotiate price and demand discounts on pharmaceutical products that may implicitly create price controls on prescription drugs. In addition, Managed Care Organizations, or MCOs, Health Maintenance Organizations, or HMOs, Preferred Provider Organizations, or PPOs, health care institutions and other government agencies continue to seek price discounts. MCOs, HMOs, PPOs and private health plans will administer the Medicare drug benefit, leading to managed care and private health plans influencing prescription decisions for a larger segment of the population. In addition, certain states have proposed and certain other states have adopted various programs to control prices for their seniors’ and low-income drug programs, including price or patient reimbursement constraints, restrictions on access to certain products, importation from other countries, such as Canada, and bulk purchasing of drugs.

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

On March 24, 2006, the Medicare Durable Medical Equipment Program Safeguard Contractors, or DME-PSCs, issued a draft local coverage determination under which Medicare reimbursement for XOPENEX Inhalation Solution would be reduced to the level of reimbursement for generic albuterol. We estimate that approximately 25 percent of our XOPENEX Inhalation Solution sales are subject to reimbursement under Medicare Part B. We oppose the DME-PSCs’ proposal and are seeking its withdrawal. However, if this local coverage determination is implemented, our sales of XOPENEX Inhalation Solution would be materially adversely affected.

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

As we have previously announced, the FDA has received Abbreviated New Drug Applications, or ANDAs, from Breath Limited, Dey, L.P. and Watson Laboratories, Inc. seeking marketing approval for generic copies of our 1.25 mg, 0.63 mg and 0.31 mg XOPENEX brand levalbuterol HCl Inhalation Solution. XOPENEX Inhalation Solution Concentrate is not subject to the ANDA. These submissions include Paragraph IV certifications alleging that our patents listed in the Orange Book for XOPENEX Inhalation Solution are invalid, unenforceable or not infringed by the submitter’s proposed product. We have filed civil actions against Breath Limited and Dey, L.P. for patent infringement.

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

In June 2006, we were notified that Teva Pharmaceutical Industries Limited and Teva UK Limited have filed a claim naming us as defendant in the United Kingdom’s High Court of Justice, Chancery Division, Patents Court. The claim alleges that our two patents relating to fexofenandine, which we have licensed to sanofi-aventis in connection with its sale of ALLEGRA, are invalid, and seeks to have them invalidated.  Sanofi-aventis is defending this action. If patent-based exclusivity for ALLEGRA is lost in the United Kingdom or in any other jurisdiction where a similar action is brought our rights to receive royalty revenue in any such jurisdiction will terminate.

The costs to us of these proceedings, even if resolved in our favor, could be substantial. Such litigation could also substantially divert the attention of our management and other key personnel from our core business and our resources in general. Uncertainties resulting from the initiation and continuation of any litigation or other proceedings could harm our ability to compete in the marketplace.

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

In June 2006, we were notified that Teva Pharmaceutical Industries Limited and Teva UK Limited have filed a claim naming us as defendant in the United Kingdom’s High Court of Justice, Chancery Division, Patents Court. The claim alleges that our two patents relating to fexofenandine, which we have licensed to sanofi-aventis in connection with its sale of ALLEGRA (fexofenadine HCl), are invalid, and seeks to have them invalidated.  Sanofi-aventis is defending this action. If patent-based exclusivity for ALLEGRA is lost in the United Kingdom or in any other jurisdiction where a similar action is brought our rights to receive royalty revenue in any such jurisdiction will terminate.

We rely on third-party manufacturers, and this reliance could adversely affect our ability to meet our customers’ demands.

We currently operate a manufacturing plant that we believe can meet our commercial requirements of the active pharmaceutical ingredient for XOPENEX Inhalation Solution and XOPENEX HFA, partially fulfill our commercial requirements of the active pharmaceutical ingredient for LUNESTA, and support production of our product candidates in amounts needed for our clinical trials. We do not, however, have the capability to manufacture at our manufacturing facility all of our requirements for the active ingredients of our currently approved products, and we have no facilities for manufacturing pharmaceutical dosage forms or finished drug products. Developing and obtaining this capability would be time consuming and expensive. Unless and until we develop this capability, we will rely substantially, and in some cases, entirely, on third-party manufacturers. Cardinal Health, Inc. is currently the sole finished goods manufacturer of our XOPENEX Inhalation Solution, Patheon Inc. is the sole manufacturer of LUNESTA and 3M is the sole manufacturer and supplier of XOPENEX HFA. Certain components of

XOPENEX HFA are available from only a single source. If Cardinal Health, Patheon, 3M, or any of our sole-source component suppliers experiences delays or difficulties in producing, packaging or delivering XOPENEX Inhalation Solution, LUNESTA, or XOPENEX HFA, as the case may be, we could be unable to meet our customers’ demands for such products, which could lead to customer dissatisfaction and damage to our reputation. Furthermore, if we are required to change manufacturers, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines, including FDA guidelines. The delays associated with the verification of a new manufacturer for XOPENEX Inhalation Solution, LUNESTA or XOPENEX HFA could negatively affect our ability to produce such products in a timely manner or within budget.

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

ITEMS 2-3.                              NONE

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of stockholders was held on May 18, 2006. The following represents the results of the voting on proposals submitted to a vote of stockholders at the annual meeting:

1.                To elect each of James G. Andress, Robert J. Cresci and James F. Mrazek to serve as a Class I director until the 2009 annual meeting and until his successor is duly elected and qualified.

For	Withheld Authority
81,258,859	3,401,335

The terms of office of the following directors continued after the annual meeting:

Timothy J. Barberich
Digby W. Barrios
Timothy J. Rink
Alan A. Steigrod

2.                To approve an amendment to our 2000 Stock Incentive Plan increasing from 9,500,000 to 11,000,000 the number of shares reserved for issuance under the 2000 plan.

For	Against	Abstain
42,235,033	29,321,312	45,648

3.                To approve an amendment to our 1998 Employee Stock Purchase Plan increasing from 900,000 to 1,400,000 the number of shares of our common stock reserved for issuance under the 1998 purchase plan.

For	Against	Abstain
69,726,570	1,830,120	45,303

4.                To ratify the selection of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the current fiscal year.

For	Against	Abstain
83,941,217	692,655	26,321

ITEM 5.                NONE

ITEM 6.                EXHIBITS

10.1	2000 Stock Incentive Plan, as amended.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEPRACOR INC.
Date: August 14, 2006	By:	/s/ TIMOTHY J. BARBERICH
Timothy J. Barberich
Chairman and Chief Executive Officer (Principal Executive Officer)
Date: August 14, 2006	By:	/s/ ROBERT F. SCUMACI
Robert F. Scumaci
Executive Vice President, Finance and Administration, and Treasurer (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description
10.1	2000 Stock Incentive Plan, as amended.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.