Form 10-Q/A
period 2005-09-30
SEPRACOR INC /DE/
filed 2006-09-12
CIK 877357

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

AMENDMENT NO. 1

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

EXPLANATORY NOTE

Restatement of Consolidated Financial Statements

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2005, which we refer to as the September 30, 2005 Form 10-Q, originally filed on November 8, 2005, to restate our consolidated balance sheets as of September 30, 2005, our consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2005 and 2004, and our consolidated statements of cash flows for the nine months ended September 30, 2005 and 2004. Please refer to Note 12 to the accompanying condensed consolidated financial statements for additional information.

In June 2006, we were contacted by the Securities and Exchange Commission, or SEC, with respect to our option practices. In June 2006, we appointed a special committee of outside directors to conduct an internal review relating to our stock option grants and stock option practices. The special committee, with the assistance of outside legal counsel and outside accounting specialists, reviewed the stock option grants to our officers, directors and employees from 1996 to the present under our various stock option plans in effect during this period. Our finance department has also reviewed the stock option grants and stock option practices from 1996 to present.

Based on these reviews, we have determined that the measurement dates for certain stock option grants to employees, officers and directors during prior periods differed from the recorded dates for such awards primarily due to the following circumstances: (i) stock option grants which specified effective dates that may have preceded the dates of receipt of all necessary signatures or approvals, finalization of lists specifying stock option grants or an employee’s first date of employment; and (ii) stock option awards that were approved with exercise prices lower than fair market value on the effective date of grant. In addition, we have determined that (a) the modification of certain stock option grants in connection with an employee’s termination of employment and (b) the exercise of certain stock options that had not vested prior to an employee’s termination resulted in a new measurement date for such stock options.  As a result, we are required to record non-cash adjustments for additional stock-based compensation expense in accordance with APB No 25, “Accounting for Stock Issued to Employees” for the three and nine months ended September 30, 2005. These non-cash charges had no impact on previously reported revenues, cash or cash equivalents or total assets.

Although the special committee has completed its review, the committee will remain in place for the duration of the SEC's inquiry. Should additional information become available to us in connection with the SEC inquiry, the special committee may be required to reopen its review and our current determination of stock-based compensation could change.

On August 9, 2006, our audit committee concluded that our consolidated financial statements referred to above should be restated to record the additional non-cash stock-based compensation expense items that had been incorrectly accounted for under generally accepted accounting principles, or GAAP. As we have previously announced, the consolidated financial statements and related financial information contained in such previously filed reports should no longer be relied upon. We have not modified or updated disclosures presented in the September 30, 2005 Form 10-Q in this Form 10-Q/A, except as required to reflect the effects of the items discussed above. Accordingly, this Form 10-Q/A does not reflect events occurring after the filing of the September 30, 2005 Form 10-Q or modify or update those disclosures affected by subsequent events or discoveries. Therefore, this Form 10-Q/A should be read in conjunction with the filings we have made with the SEC subsequent to the filing of the September 30, 2005 Form 10-Q, including our amended filings.

We have accepted service of three stockholder derivative complaints relating to certain of our stock option grants that were filed in the Superior Court, Middlesex County, Commonwealth of Massachusetts, naming Sepracor as nominal defendant and also naming as defendants certain current members of our board of directors and certain of our current and former employees. The complaints allege purported breaches of fiduciary duties and unjust enrichment in connection with certain stock option grants made by us between June 1998 and May 2001. The complaints seek monetary damages in unspecified amounts, equitable and injunctive relief, including disgorgement of profits obtained by certain defendants and other relief as determined by the Court. On August 30, 2006, the parties in all three actions moved to consolidate the actions and to transfer them to the Business Litigation Session of the Superior Court, Suffolk County.

For the convenience of the reader, this Form 10-Q/A restates the September 30, 2005 Form 10-Q in its entirety. However, we have only amended disclosures presented in the September 30, 2005 Form 10-Q as required to reflect the matters described above and, accordingly, have amended only the following items:

•  Part I—Item 1—Financial Information

•  Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

•  Part I—Item 4—Controls and Procedures

•  Part II—Item 1—Legal Proceedings

•  Part II—Item 6—Exhibits

In addition, in accordance with applicable SEC rules, this Form 10-Q/A includes updated certifications from our Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2, 32.1 and 32.2.

SEPRACOR INC.
INDEX

x

SEPRACOR INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In Thousands)

	September 30, 2005 (as restated)	December 31, 2004 (as restated)
Assets
Current assets:
Cash and cash equivalents	$181,410	$435,905
Short-term investments	611,883	303,303
Accounts receivable, net	103,166	68,914
Inventories	25,317	13,086
Other assets	21,703	18,722
Total current assets	943,479	839,930
Long-term investments	149,205	94,704
Property and equipment, net	71,650	70,860
Investment in affiliate	4,826	5,535
Patents and deferred financing costs, net	23,531	27,035
Other assets	122	1,054
Total assets	$1,192,813	$1,039,118
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$29,862	$5,772
Accrued expenses	118,791	126,701
Current portion of notes payable and capital lease obligation	2,091	1,926
Other current liabilities	89,960	69,711
Total current liabilities	240,704	204,110
Notes payable and capital lease obligation	1,218	2,529
Other long-term liabilities	2,859	2,774
Convertible subordinated debt	1,160,820	1,160,820
Total liabilities	1,405,601	1,370,233
Stockholders’ equity (deficit):
Preferred stock, $1.00 par value, 1,000 shares authorized; none outstanding at September 30, 2005 and December 31, 2004	—	—
Common stock, $.10 par value, 240,000 and 240,000 shares authorized; 107,533 and 105,309 shares issued, 105,599 and 103,376 shares outstanding, at September 30, 2005 and December 31, 2004, respectively	10, 753	10,531
Treasury stock, at cost (1,934 and 1,933 shares at September 30, 2005 and December 31, 2004, respectively)	(100,400)	(100,321)
Additional paid-in capital	1,567,674	1,411,440
Accumulated deficit	(1,699,533)	(1,666,554)
Accumulated other comprehensive income	8,718	13,789
Total stockholders’ equity (deficit)	(212,788)	(331,115)
Total liabilities and stockholders’ equity (deficit)	$1,192,813	$1,039,118

The accompanying notes are an integral part of the condensed consolidated financial statementsThe

SEPRACOR INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
	(as restated)	(as restated)	(as restated)	(as restated)
Revenues:
Product sales	$193,357	$60,122	$466,748	$202,628
Royalties and other	12,363	19,959	43,081	46,898
Total revenues	205,720	80,081	509,829	249,526
Costs and expenses:
Cost of product sold	15,491	7,021	39,981	22,702
Cost of royalties and other	224	285	629	634
Research and development	38,372	38,744	104,073	121,117
Selling, marketing and distribution	162,731	82,895	386,121	253,811
General and administrative	11,097	7,690	29,878	23,211
Total costs and expenses	227,915	136,635	560,682	421,475
Loss from operations	(22,195)	(56,554)	(50,853)	(171,949)
Other income (expense):
Interest income	7,776	2,039	18,446	4,718
Interest expense	(5,847)	(5,846)	(17,528)	(17,800)
Loss on redemption of debt	—	—	—	(7,022)
Gain on sale of equity investment	18,345	—	18,345	—
Loss on conversion of debt	—	(69,768)	—	(69,768)
Equity in investee (losses)	(241)	(508)	(709)	(1,013)
Other expense, net	(323)	(3)	(680)	(91)
Net loss	$(2,485)	$(130,640)	$(32,979)	$(262,925)
Basic and diluted net loss per common share	$(0.02)	$(1.41)	$(0.32)	$(2.98)
Shares used in computing basic and diluted net loss per common share:
Basic and diluted	105,427	92,800	104,560	88,270

The accompanying notes are an integral part of the condensed consolidated financial statements

SEPRACOR INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Nine Months Ended
	September 30, 2005 (as restated)	September 30, 2004 (as restated)
Cash flows from operating activities:
Net loss	$(32,979)	$(262,925)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,307	13,947
Equity in investee losses	709	1,013
Stock compensation	783	992
Loss on conversion of debt	—	69,768
Loss on redemption of debt	—	7,022
Loss on asset disposal	603	374
Gain on sale of equity investment	(18,345)	—
Changes in operating assets and liabilities:
Accounts receivable	(34,252)	9,671
Inventories	(12,073)	(9,139)
Other current assets	(2,937)	(6,061)
Accounts payable	24,000	(5,763)
Accrued expenses	(7,905)	(28,015)
Other current liabilities	20,335	3,717
Other liabilities	—	30,231
Net cash used in operating activities	(50,754)	(175,168)
Cash flows from investing activities:
Purchases of short and long-term investments	(1,011,167)	(270,914)
Sales and maturities of short and long-term investments	668,994	154,182
Additions to property and equipment	(9,524)	(8,498)
Investment in ACADIA	(7,143)	—
Change in other assets	932	37
Net cash used in investing activities	(357,908)	(125,193)
Cash flows from financing activities:
Redemption of convertible subordinated notes	—	(433,709)
Conversion of convertible subordinated notes	—	(47,342)
Net proceeds from issuance of common stock	31,796	36,745
Proceeds from sale of convertible subordinated debt	—	650,000
Costs associated with sale of convertible subordinated debt	—	(18,315)
Settlement of call spread options	123,798	50,006
Purchase of treasury stock	—	(100,321)
Repayments of long-term debt and capital leases	(1,592)	(771)
Net cash provided by financing activities	154,002	136,293
Effect of exchange rate changes on cash and cash equivalents	165	202
Net decrease in cash and cash equivalents	(254,495)	(163,866)
Cash and cash equivalents at beginning of period	$435,905	$705,802
Cash and cash equivalents at end of period	$181,410	$541,936
Non cash activities:
Additions to capital leases	$529	$4,707
Conversion of convertible subordinated notes	$—	$529,180

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

The consolidated results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full fiscal year. These condensed consolidated interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2004, which are contained in our annual report on Form 10-K/A for the year ended December 31, 2005, filed with the Securities and Exchange Commission, or SEC.

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

The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
	(as restated)	(as restated)	(as restated)	(as restated)
	(in thousands, except per share data)
Net loss as reported	$(2,485)	$(130,640)	$(32,979)	$(262,925)
Add: Stock-based employee compensation expense included in restated results	261	277	783	992
Less: Total stock-based employee compensation expense determined under the fair value method	(11,587)	(12,814)	(36,241)	(36,324)
Pro forma net loss	$(13,811)	$(143,177)	$(68,437)	$(298,257)
Net loss per share:
Basic and Diluted—as reported	$(0.02)	$(1.41)	$(0.32)	$(2.98)
Basic and Diluted—pro forma	$(0.13)	$(1.54)	$(0.65)	$(3.38)

5.   Inventories

Inventories consist of the following:

	September 30, 2005	December 31, 2004
	(in thousands)
Raw materials	$11,790	$3,905
Work in progress	—	292
Finished goods	13,527	8,889
Total	$25,317	$13,086

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

	Three Months Ended		Nine Months Ended
	September 30, 2005 (as restated)	September 30, 2004 (as restated)	September 30, 2005 (as restated)	September 30, 2004 (as restated)
	(in thousands)
Comprehensive income (loss):
Net loss	$(2,485)	$(130,640)	$(32,979)	$(262,925)
Net foreign currency translation adjustment	826	574	558	1,399
Unrealized gain (loss) on available-for-sale securities	4,164	1,075	12,716	(2,338)
Reclassification adjustment for (gains) included in net income	(18,345)	—	(18,345)	—
Total comprehensive loss	$(15,840)	$(128,991)	$(38,050)	$(263,864)

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

12.   Restatement of Financial Statements Based on Review of Stock Option Practices

Subsequent to the filing of our Form 10-Q for the period ended September 30, 2005, we concluded that based on errors identified in a stock option investigation, we would need to restate our financial statements for the three and nine months ended September 30, 2005 and 2004.

As previously announced, the Securities and Exchange Commission, or SEC, is conducting an informal inquiry into our stock option practices. In June 2006, we appointed a special committee of outside directors to conduct an internal review relating to our stock option grants and stock option practices. The special committee, with the assistance of outside legal counsel and outside accounting specialists, has reviewed our stock option grants to our officers, directors and employees from 1996 to the present under our various stock option plans in effect during this period.

Based on these reviews, we have determined that the measurement dates for certain stock option grants to employees, officers and directors during prior periods differed from the recorded dates for such awards primarily due to the following circumstances: (i) stock option grants which specified effective dates that may have preceded the dates of receipt of all necessary signatures or approvals, finalization of lists specifying stock option grants or an employee’s first date of employment; and (ii) stock option awards that were approved with exercise prices lower than fair market value on the effective date of grant. In addition, we have determined that (a) the modification of certain stock option grants in connection with an employee’s termination of employment and (b) the exercise of certain stock options that had not vested prior to an employee’s termination resulted in a new measurement date for such stock options. As a result, we are required to record non-cash adjustments for stock-based compensation expense in accordance with

APB 25 for the three and nine months ended September 30, 2005 and 2004. These non-cash charges had no impact on reported revenue, cash or cash equivalents or total assets.

The table below sets forth the impact of the non-cash charges for stock-based compensation expense within our consolidated statement of operations that we recorded for the three and nine months ended September 30, 2005 and 2004.

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
	(in thousands, except per share data)
Net loss as previously reported	$(2,224)	$(130,363)	$(32,196)	$(261,933)
Charge for additional stock-based compensation	(261)	(277)	(783)	(992)
Net loss as restated	$(2,485)	$(130,640)	$(32,979)	$(262,925)
Basic and diluted net loss per common share as previously reported	$(0.02)	$(1.40)	$(0.31)	$(2.97)
Basic and diluted net loss per common share as restated.	$(0.02)	$(1.41)	$(0.32)	$(2.98)

The table below sets forth the impact of the non-cash charges for stock-based compensation expense within our consolidated balance sheet that we recorded for the quarters ended September 30, 2005 and 2004.

	Periods Ended
	September 30, 2005	December 31, 2004
	(in thousands)
Additional paid-in capital
As previously reported	$1,525,823	$1,370,372
As restated	$1,567,674	$1,411,440
Accumulated deficit
As previously reported	$(1,657,682)	$(1,625,486)
As restated	$(1,699,533)	$(1,666,554)

Although the special committee has completed its review, the committee will remain in place for the duration of the SEC's inquiry. Should additional information become available to us in connection with the SEC inquiry, the special committee may be required to reopen its review and our current determination of stock-based compensation could change.

Derivative Stockholder Complaints Relating to Stock Option Grants

We have accepted service of three stockholder derivative complaints relating to certain of our stock option grants that were filed in the Superior Court, Middlesex County, Commonwealth of Massachusetts, naming Sepracor as nominal defendant and also naming as defendants certain current members of our board of directors and certain of our current and former employees. The complaints allege purported breaches of fiduciary duties and unjust enrichment in connection with certain stock option grants made by us between June 1998 and May 2001. The complaints seek monetary damages in unspecified amounts, equitable and injunctive relief, including disgorgement of profits obtained by certain defendants and other relief as determined by the Court. On August 30, 2006, the parties in all three actions moved to consolidate the actions and to transfer them to the Business Litigation Session of the Superior Court, Suffolk County.

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Restatement of Financial Statements Based on Review of Stock Option Practices

In June 2006, we announced that the Securities and Exchange Commission, or SEC, had initiated an informal inquiry into our stock option practices. We appointed a special committee of outside directors in June 2006 to conduct an internal review relating to our stock option grants and stock option practices. The special committee, with the assistance of outside legal counsel and outside accounting specialists, has reviewed the stock option grants to our officers, directors and employees from 1996 to the present under our various stock option plans in effect during this period.  We have been cooperating with this review and our finance department has also reviewed the stock option grants and stock option practices from 1996 to present. Although the special committee has completed its review, the committee will remain in place for the duration of the SEC's inquiry. Should additional information become available to us in connection with the SEC inquiry, the special committee may be required to reopen its review and our current determination of stock-based compensation could change.

The discussion and analysis set forth in this Item 2 has been amended to reflect the restatement as described in the Explanatory Note at the beginning of this quarterly report on Form 10-Q/A and in Note 12 to our condensed consolidated financial statements. The impact of additional stock-based compensation expense for the three and nine months ended September 30, 2005 is approximately $261,000 and $783,000, respectively, as compared to $277,000 and $992,000 for the three and nine months ended September 30, 2004, respectively. See the Explanatory Note and Note 12 for additional information about the review and restatement.

Cautionary Statement Regarding Forward-Looking Statements

This quarterly report on Form 10-Q/A contains, in addition to historical information, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. These forward-looking statements involve risks and uncertainties and are not guarantees of future performance. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and variations of these words and similar expressions are intended to identify forward-looking statements. Our actual results could differ significantly from the results we discuss in these forward-looking statements. These forward-looking statements represent our expectations as of the date of our quarterly report on Form 10-Q for the three and nine months ended September 30, 2005, filed with the Securities and Exchange Commission on November 8, 2005. Subsequent events will cause our expectations to change. However, while we may elect to update these forward-looking statements, we specifically disclaim any obligation to do so. See the section entitled “Factors Affecting Future Operating Results” below for a discussion of important factors that could cause our actual results to differ materially from the results we discuss in our forward-looking statements.

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

Critical Accounting Policies

We identified critical accounting policies as of December 31, 2004 in our annual report on Form 10-K/A for the year ended December 31, 2005. These critical accounting policies relate to product revenue recognition, royalty revenue recognition, rebate and return reserves, patents, intangibles and other assets, accounts receivable and bad debt, income taxes, induced conversion of debt and inventory write-downs. These policies require us to make estimates in the preparation of our financial statements as of a given date. Because of the uncertainty inherent in these matters, our actual results could differ from the estimates we use in applying the critical accounting policies. No changes to these critical accounting policies have taken place since December 31, 2004.

Three Month Periods ended September 30, 2005 and 2004 (Restated)

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

Selling, Marketing and Distribution

Selling, marketing and distribution expenses were $162,731,000 and $82,895,000 for the three months ended September 30, 2005 and 2004, respectively, an increase of approximately 96%. Of this increase, approximately 64% is due to an increase in marketing, advertising and promotion costs in support of the commercial launch of LUNESTA, which took place in April 2005. Additionally, we incurred increased sales commission expense for internal sales representatives as a result of the 54% increase in XOPENEX Inhalation Solution product sales for the three months ended September 30, 2005 as compared with the same period in 2004 and the commercial launch of LUNESTA. Partially offsetting these increases was a decrease in sales commission expense paid to the Ross Products Division of Abbott Laboratories, or Ross, for the co-promotion of XOPENEX Inhalation Solution, since we terminated our co-promotion agreement with Ross effective December 31, 2004. Additionally, the increases are partially offset by decreases in travel expenses from the same period in 2004 which were related to hiring and training our increased sales force.

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

General and Administrative

General and administrative costs were $11,097,000 and $7,690,000 for the three months ended September 30, 2005 and 2004, respectively, an increase of approximately 44%. The increase is primarily due to increased legal fees related to two class action complaints pending against us. We are currently investigating possible reimbursement of a portion of these legal fees from certain of our insurance providers. The increase is also due to increased payroll and related expenses resulting from an increase in permanent and temporary employees and contracted service providers hired to support the commercialization of LUNESTA.

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

Nine Month Periods ended September 30, 2005 and 2004 (Restated)

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

Selling, Marketing and Distribution

Selling, marketing and distribution expenses were $386,121,000 and $253,811,000 for the nine months ended September 30, 2005 and 2004, respectively, an increase of approximately 52%. Included in the nine months ended September 30, 2004 is an expense of $30,671,000, which represented the then-present value of termination payments totaling $33,000,000 that we are required to make to the Ross Products Division of Abbott Laboratories, or Ross. Approximately 66% of the increase, excluding the current value of the Ross termination payments, is due to an increase in marketing and promotion expenses in support of the commercial launch of LUNESTA, which took place in April 2005. Additionally, 35% of the increase is a result of increased salary, commission and benefit costs as a result of having approximately 800 more sales representatives whom we hired in the second quarter of 2004. We also incurred increased sales commission expense for internal sales representatives as a result of the 39% increase in XOPENEX Inhalation Solution product sales for the nine months ended September 30, 2005 as compared with the same period in 2004 and the commercial launch of LUNESTA. Offsetting these increases was a decrease in sales commission expense paid to Ross for the co-promotion of XOPENEX Inhalation Solution, as a result of termination of our co-promotion agreement with Ross effective December 31, 2004 and decreases in travel expenses from the same period in 2004, which were related to hiring and training our increased sales force.

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

General and Administrative

General and administrative costs were $29,878,000 and $23,211,000 for the nine months ended September 30, 2005 and 2004, respectively, an increase of approximately 29%. The increase is primarily due to increased legal fees related to two class action complaints pending against us. We are currently investigating possible reimbursement of a portion of these legal fees from certain of our insurance providers. The increase is also due to increased payroll and related expenses resulting from an increase in permanent and temporary employees and contracted service providers hired to support the commercialization of LUNESTA.

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

Liquidity and Capital Resources (Restated)

Cash, cash equivalents and short-and long-term investments totaled $942,498,000 at September 30, 2005, compared to $833,912,000 at December 31, 2004.

Net cash used in operating activities for the nine months ended September 30, 2005 was $50,754,000. Net cash used in operating activities includes a net loss of $32,979,000 adjusted by a non-cash benefit of $4,943,000, which consists primarily of a gain on sale of an equity investment and depreciation and amortization expense. Accounts receivable increased by $34,252,000 due primarily to LUNESTA sales. Inventory increased by $12,231,000 due primarily to capitalization of LUNESTA and XOPENEX HFA inventory as well as higher XOPENEX Inhalation Solution inventory balances in order to meet additional demand. Accounts payable increased by $24,090,000 primarily due to timing of vendor payments. Accrued expenses decreased by $7,910,000 primarily due to a decrease in research and development related accruals, which are the result of decreased research and development expenditures, partially offset by an increase in accrued commissions based on increased sales. Other current liabilities increased by $20,249,000 primarily due to an increase in accruals for product revenue rebates related to XOPENEX Inhalation Solution and LUNESTA product sales.

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

Contractual Obligations

Contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude contingent liabilities for which we cannot reasonably predict future payment. As of September 30, 2005, our contractual obligations as of December 31, 2004 disclosed in our annual report on Form 10-K for the year ended December 31, 2004 has not materially changed since we filed that report, with the exception of our purchase obligations which, in total for the next five years, increased by approximately $188,989,000. The increase primarily represents the increase in obligations associated with our LUNESTA product launch in April 2005 as well as our anticipated launch of XOPENEX HFA, expected by the end of 2005. These purchase obligations relate to open purchase orders for the acquisition of goods and services in the ordinary course of business. Our obligation to pay certain of these amounts may be reduced or eliminated based on certain future events.

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

We have never been profitable and we may not be able to generate revenues sufficient to achieve profitability. (Restated)

We have not been profitable since inception, and it is possible that we will not achieve profitability. We incurred net losses on a consolidated basis of approximately $2.5 million and $33.0 million for the three and nine months ended September 30, 2005, respectively, and $296.9 million for the year ended December 31, 2004. We expect to continue to incur significant operating expenditures. As a result, we will need to generate significant revenues to achieve and maintain profitability. We cannot assure you that we will achieve significant revenues or that we will ever achieve profitability. Even if we do achieve profitability, we cannot assure you that we will be able to sustain or increase profitability on a quarterly or annual basis in the future. If revenues grow more slowly than we anticipate or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial condition will be materially and adversely affected.

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

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

We are exposed to market risk from changes in interest rates and equity prices, which could affect our future results of operations and financial condition. These risks for the year ended December 31, 2004 are described in our annual report on Form 10-K/A for the year ended December 31, 2005. As of November 8, 2005, there have been no material changes to the market risks for the year ended December 31, 2004 described in our annual report on Form 10-K/A for the year ended December 31, 2005. Additionally, we do not anticipate any near-term changes in the nature of our market risk exposures or in our management’s objectives and strategies with respect to managing such exposures.

ITEM 4.                CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

In August 2006, our management, with the participation of our chief executive officer and chief financial officer, re-evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2005 taking into account the results of the special committee’s stock option review. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the re-evaluation of our disclosure controls and procedures as of September 30, 2005, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS

Legal Proceedings As of September 30, 2005

The following legal proceedings were pending as of September 30, 2005:

Levalbuterol Hydrochloride Inhalation Solution ANDAs.   On September 7, 2005, we announced that the FDA received an abbreviated new drug application, or ANDA, from Breath Limited seeking marketing approval for generic copies of our 1.25 mg, 0.63 mg and 0.31 mg XOPENEX brand levalbuterol HCl Inhalation Solution unit dose vial products. XOPENEX Inhalation Solution Concentrate is not subject to the ANDA Breath Limited’s submission includes a Paragraph IV certification alleging that our patents listed in the Orange Book for XOPENEX Inhalation Solution are invalid, unenforceable or not infringed by Breath Limited’s proposed product. On October 21, 2005, we filed a civil action against Breath Limited for patent infringement. Should we successfully enforce our patents, the FDA will not approve the ANDA until expiration of the applicable patents. Otherwise, the FDA will stay it’s approval of the ANDA until March 7, 2008 or until a court decides that our patents are invalid, unenforceable or not infringed, whichever is earlier. Patent litigation involves complex legal and factual questions. We can provide no assurance concerning the outcome or the duration of the lawsuit. If we are not successful in enforcing our patents, we will not be able to exclude the generic company, for the full term of our patents, from marketing their generic version of XOPENEX Inhalation Solution. Introduction of a generic copy of XOPENEX Inhalation Solution before the expiration of our patents could have a material adverse effect on our business.

Tecastemizole Class Action Complaints.   We and several of our current and former officers and a current director are named as defendants in several class action complaints which have been filed on behalf of certain persons who purchased our common stock and/or debt securities during different time periods, beginning on various dates, the earliest being May 17, 1999, and all ending on March 6, 2002. These complaints allege violations of the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder by the SEC. Primarily they allege that the defendants made certain materially false and misleading statements relating to the testing, safety and likelihood of FDA approval of tecastemizole. On April 11, 2003, two consolidated amended complaints were filed, one on behalf of the purchasers of our equity securities and the other on behalf of the purchasers of our debt securities. These consolidated amended complaints reiterate the allegations contained in the previously filed complaints and define the alleged class periods as May 17, 1999 through March 6, 2002. On September 8, 2005, in both the debt purchasers’ action and the equity purchasers’ action, the district court granted the plantiff’s motion for class certification. The parties are currently engaged in discovery. We are unable to reasonably estimate any possible range of loss related to these lawsuits due to their uncertain resolution. However, any conclusion of these matters in a manner adverse to us would have a material adverse effect on our financial condition and business.

Legal Proceedings Relating to Stock Option Review

The following legal proceedings relating to the stock option review discussed in the Explanatory Note at the beginning of this Form 10-Q/A and Note 12 to the consolidated financial statements set forth herein were initiated after September 30, 2005:

Stock Option Inquiry.   In June 2006, we announced that we had received an informal letter of inquiry from the SEC requesting documents related to our stock option grants and stock option practices. We appointed a special committee of outside directors to conduct an internal review relating to our stock option grants and stock option practices. The special committee, with the assistance of outside legal counsel and outside accounting specialists, has reviewed stock option grants to our officers, directors and employees from 1996 to present under our various stock option plans in effect during this period. We have been cooperating with the review and our finance department has also reviewed our stock option grants and stock option practices. Although the special committee has completed its review, the committee will remain in place for the duration of the SEC's inquiry. Should additional information become available to us in connection with the SEC inquiry, the special committee may be required to reopen its review and our current determination of stock-based compensation could change.

Derivative Stockholder Complaints.   We have accepted service of three stockholder derivative complaints that were filed in the Superior Court, Middlesex County, Commonwealth of Massachusetts, naming Sepracor as nominal defendant and also naming as defendants certain current members of our board of directors and certain of our current and former employees. The complaints allege purported breaches of fiduciary duties and unjust enrichment in connection with certain stock option grants made by us between June 1998 and May 2001. The complaints seek monetary damages in unspecified amounts, equitable and injunctive relief, including disgorgement of profits obtained by certain defendants and other relief as determined by the Court. On August 30, 2006, the parties in all three actions moved to consolidate the actions and to transfer them to the Business Litigation Session of the Superior Court, Suffolk County.

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

SEPRACOR INC.
Date: September 12, 2006	By:	/s/ TIMOTHY J. BARBERICH
Timothy J. Barberich Chairman and Chief Executive Officer (Principal Executive Officer)
Date: September 12, 2006	By:	/s/ ROBERT F. SCUMACI
Robert F. Scumaci Executive Vice President, Finance and Administration, and Treasurer (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.