Form 10-K/A
period 2005-12-31
SEPRACOR INC /DE/
filed 2006-09-12
CIK 877357

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

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the 2006 Annual Meeting of Stockholders—Part III

EXPLANATORY NOTE

Restatement of Consolidated Financial Statements

        We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2005 (the "2005 10-K"), originally filed on March 16, 2006, to restate our consolidated balance sheets as of December 31, 2005 and 2004, our consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2005, 2004 and 2003, our consolidated statements of cash flows for the years ended December 31, 2005, 2004 and 2003, our consolidated statements of changes in stockholders' equity for the years ended December 31, 2005, 2004 and 2003, and the related disclosures. This Form 10-K/A also includes the restatement of selected financial data as of and for the years ended December 31, 2005, 2004, 2003, 2002 and 2001, which is included in Item 6. Please refer to Note U to the accompanying consolidated financial statements for additional information relating to the restatement of our consolidated financial statements.

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

        Based on these reviews, we have determined that the measurement dates for certain stock option grants to employees, officers and directors during prior periods differed from the recorded dates for such awards primarily due to the following circumstances: (i) stock option grants which specified effective dates that may have preceded the dates of receipt of all necessary signatures or approvals, finalization of lists specifying stock option grants or an employee's first date of employment; and (ii) stock option awards that were approved with exercise prices lower than fair market value on the effective date of grant. In addition, we have determined that (a) the modification of certain stock option grants in connection with an employee's termination of employment and (b) the exercise of certain stock options that had not vested prior to an employee's termination, resulted in a new measurement date for such stock options. As a result, we are required to record non-cash adjustments for additional stock-based compensation expense in accordance with APB No. 25, "Accounting for Stock Issued to Employees." These non-cash charges had no impact on previously reported revenues, cash or cash equivalents or total assets.

        Although the special committee has completed its review, the committee will remain in place for the duration of the SEC's inquiry. Should additional information become available to us in connection with the SEC inquiry, the special committee may be required to reopen its review and our current determination of stock-based compensation could change.

        The following table sets forth the impact of the additional non-cash charges for stock-based compensation expense on net income (loss) for the fiscal years ended December 31, 2005, 2004, 2003, 2002 and 2001.

Fiscal Year	Impact on Net Income (Loss)	As a Percentage of Net Loss
	(dollars in thousands)
2005	$(1,044)	21.0%
2004	$(1,252)	0.4%
2003	$(1,986)	1.5%
2002 (unaudited)	$(4,300)	1.6%
2001 (unaudited)	$(8,058)	3.6%

        On August 9, 2006, our audit committee concluded that our consolidated financial statements referred to above should be restated to record the additional non-cash stock-based compensation expense items that had been incorrectly accounted for under generally accepted accounting principles, or GAAP.

        In light of the conclusions of our special committee's review of our stock option granting practices, we have re-evaluated the Report of Management on Internal Control Over Financial Reporting as of December 31, 2005 as set forth in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2005. Based on this analysis, we have determined that there is no material weakness in our internal controls over financial reporting relating to the matters under review as of December 31, 2005.

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

        We have not amended and we do not intend to amend any of our other previously filed annual reports on Form 10-K for the periods affected by the restatements or adjustments. As we have previously announced, the consolidated financial statements and related financial information contained in such previously filed reports should no longer be relied upon. Further, we have not modified or updated disclosures presented in the 2005 Form 10-K in this Form 10-K/A, except as required to reflect the effects of the items discussed above. Accordingly, this Form 10-K/A does not reflect events occurring after the filing of the 2005 Form 10-K or modify or update those disclosures affected by subsequent events or discoveries. Information not affected by these restatements is unchanged and reflects the disclosures made at the time of the original filing of the 2005 Form 10-K on March 16, 2006. Accordingly, this Form 10-K/A should be read in conjunction with our amended quarterly filings as well as the filings we have made with the SEC subsequent to the filing of the 2005 Form 10-K.

        For the convenience of the reader, this Form 10-K/A restates the 2005 Form 10-K in its entirety. However, we have only amended disclosures presented in the 2005 Form 10-K as required to reflect the matters described above and accordingly, have amended only the following items:

  •
  Part I—Item 1—Business (solely to amend and restate our net income for the year ended December 31, 2005, which appears on page 3 of this Form 10-K/A)

  •
  Part I—Item 3—Legal Proceedings

  •
  Part II—Item 6—Selected Financial Data

  •
  Part II—Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations

  •
  Part II—Item 8—Financial Statements and Supplementary Data

  •
  Part II—Item 9A—Controls and Procedures

  •
  Part IV—Item 15—Exhibits and Financial Statement Schedules

        In addition, in accordance with applicable SEC rules, this Form 10-K/A includes updated certifications from our Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2, 32.1 and 32.2.

Sepracor Inc.
FORM 10-K/A

Cautionary Statement Regarding Forward-Looking Statements

        This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 concerning our business, operations and financial condition, including statements with respect to the safety, efficacy and potential benefits of our products under development, expectations with respect to the timing and success of the development and commercialization of our products and product candidates and acquisitions of technologies, product candidates, approved products and/or businesses, the timing and success of the submission, acceptance and approval of regulatory filings, the scope of patent protection with respect to these product candidates and our products and information with respect to the other plans and strategies for our business and the business of our subsidiaries. All statements other than statements of historical facts included in this report regarding our strategy, future operations, timetables for product testing, development, regulatory approvals and commercialization, acquisitions, financial position, costs, prospects, plans and objectives of management are forward-looking statements. When used in this report the words "expect", "anticipate", "intend", "plan", "believe", "seek", "estimate", and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements for a number of important reasons, including those discussed under "Risk Factors", "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report.

        You should read these forward-looking statements carefully because they discuss our expectations about our future performance, contain projections of our future operating results or our future financial condition, or state other "forward-looking" information. You should be aware that the occurrence of any of the events described under "Risk Factors" and elsewhere in this report could substantially harm our business, results of operations and financial condition and that upon the occurrence of any of these events, the trading price of our common stock could decline.

        We cannot guarantee any future results, levels of activity, performance or achievements. The forward-looking statements contained in this report represent our expectations as of the date of our annual report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 16, 2006 and should not be relied upon as representing our expectations as of any other date. Subsequent events and developments will cause our expectations to change. However, while we may elect to update these forward-looking statements, we specifically disclaim any obligation to do so, even if our expectations change.

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

        For the year ended December 31, 2005, our total revenues and net income were $820.9 million and $3.9 million, respectively. The fourth quarter of 2005 was our first profitable quarter since inception. We have funded our operations primarily through convertible debt financings, sales of our products, license agreements for our drug compounds, and the issuance of common stock, including the exercise of stock options. We now plan to finance our operations primarily from profits and cash flow from operations. In order to achieve continued profitability, we will need to continue to grow our product sales. The rate of our future sales growth depends, in part, upon our ability to successfully develop or acquire and commercialize new product candidates.

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

Item 3. Legal Proceedings.

Legal Proceedings As of December 31, 2005

        The following legal proceedings were pending as of December 31, 2005:

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

        Levalbuterol Hydrochloride Inhalation Solution ANDAs.    In September 2005, we received notification that the FDA had received an ANDA from Breath Limited for a generic version of levalbuterol hydrochloride inhalation solution. Breath Limited's submission includes a Paragraph IV certification alleging that our patents listed in the Orange Book for XOPENEX Inhalation Solution are invalid, unenforceable or not infringed by Breath Limited's proposed product. We have filed a civil action against Breath Limited for patent infringement. We were notified in January 2006 of a second ANDA including a paragraph IV certification, which was submitted to the FDA by Dey, L.P. We have filed a civil action against Dey, L.P. for patent infringement. Should we successfully enforce our patents, ANDA approval will not occur until the expiration of the applicable patents. Otherwise, the FDA will stay its approval of the relevant ANDA until 30 months following the date we received notice of such ANDA or until a court decides that our patents are invalid, unenforceable or not infringed, whichever is earlier.

Legal Proceedings Relating to Stock Option Review

        The following legal proceedings relating to the stock option review discussed in the Explanatory Note at the beginning of this amended Annual Report on Form 10-K/A and Note U to the consolidated financial statements set forth herein were initiated after December 31, 2005:

        Stock Option Inquiry.    In June 2006, we announced that we had received a letter of inquiry from the SEC requesting documents related to our stock option grants and stock option practices. We appointed a special committee of outside directors to conduct an internal review relating to our stock option grants and stock option practices. The special committee, with the assistance of outside legal counsel and outside accounting specialists, has reviewed stock option grants to our officers, directors and employees from 1996 to present under our various stock option plans in effect during this period. We have been cooperating with the review and our finance department has also reviewed our stock option grants and stock option practices. Although the special committee has completed its review, the committee will remain in place for the duration of the SEC's inquiry. Should additional information become available to us in connection with the SEC inquiry, the special committee may be required to reopen its review and our current determination of stock-based compensation could change. See Note U to our financial statements for additional information concerning these reviews.

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)
Market for Registrant's Common Equity

        Our common stock is traded on the Nasdaq National Market under the symbol SEPR. On March 1, 2006, the closing price of our common stock, as reported on the Nasdaq National Market, was $58.15 per share. The following table sets forth for the periods indicated the high and low sales prices per share of our common stock as reported by the Nasdaq National Market.

	High	Low
2006
First Quarter (through March 1, 2006)	$58.66	$48.38
	High	Low
2005
First Quarter	$65.70	$54.67
Second Quarter	63.24	55.60
Third Quarter	59.98	49.06
Fourth Quarter	59.79	51.06
	High	Low
2004
First Quarter	$49.57	$23.84
Second Quarter	54.06	41.89
Third Quarter	53.54	39.85
Fourth Quarter	59.96	41.83

        On March 1, 2006, we had approximately 425 stockholders of record.

(b)
Dividend Policy

        We have never paid cash dividends on our common stock. We currently intend to reinvest our future earnings, if any, for use in the business and do not expect to pay cash dividends.

(c)
Issuer Purchases of Equity Securities

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

Item 6. Selected Financial Data.

        The following data, insofar as it relates to each of the years ended December 31, 2003, 2004 and 2005, has been derived from the restated annual financial statements, including the consolidated balance sheets at December 31, 2005 and 2004 and the related consolidated statements of income and of cash flows for the three years ended December 31, 2005 and notes thereto appearing elsewhere herein. The data for the years ended December 31, 2001 and 2002 has been derived from unaudited restated financial statements which, in the opinion of management, include all adjustments necessary for a fair statement of the results for the unaudited periods.

        See the "Explanatory Note" to this Amendment No. 1 to our Annual Report on Form 10-K/A and Note U to our consolidated financial statements for more detailed information regarding the restatement of our consolidated financial statements as of December 31, 2005 and 2004 and for each of the three fiscal years ended December 31, 2005, 2004 and 2003.

SEPRACOR INC. SELECTED FINANCIAL DATA

	Year Ended December 31,
	2005 (as restated)(1)	2004 (as restated)(1)	2003 (as restated)(1)	2002 (as restated)(1)	2001 (as restated)(1)
	(In Thousands, Except Per Share Data)
STATEMENT OF OPERATIONS DATA:
Revenues:
Product sales	$769,685	$319,781	$286,819	$190,227	$125,248
Royalties	51,243	52,150	51,487	48,491	25,663
License fees and other	—	8,946	5,734	250	1,184

Total revenues	820,928	380,877	344,040	238,968	152,095
Costs and expenses:
Cost of revenue	67,431	35,427	30,219	24,609	15,904
Research and development	144,504	159,974	220,224	245,055	233,940
Selling, general and administrative and patent costs	626,610	389,417	198,906	180,905	136,782

Total costs and expenses	838,545	584,818	449,349	450,569	386,626

Loss from operations	(17,617)	(203,941)	(105,309)	(211,601)	(234,531)
Other income (expense):
Interest income	27,462	8,470	6,179	15,553	25,669
Interest expense	(23,368)	(23,646)	(50,907)	(63,720)	(47,793)
Debt conversion expense(2)	—	(69,768)	—	(63,258)	—
Gain (loss) on early extinguishment of debt(3)	—	(7,022)	(4,645)	44,265	—
Equity in investee losses(4)	(665)	(1,485)	(1,921)	(1,514)	(1,601)
Other	(79)	482	157	(515)	997
Gain on sale of affiliate stock(5)	18,345	—	18,524	—	23,034

Income (loss) before minority interest	4,078	(296,910)	(137,922)	(280,790)	(234,225)
Minority interest in subsidiary	—	—	—	—	2,152
Income taxes	151	—	—	—	—

Net income (loss)	$3,927	$(296,910)	$(137,922)	$(280,790)	$(232,073)

Basic net income (loss) per common share	$0.04	$(3.23)	$(1.63)	$(3.39)	$(2.99)
Diluted net income (loss) per common share	$0.03	$(3.23)	$(1.63)	$(3.39)	$(2.99)
Shares used in computing basic and diluted net income (loss) per common share:
Basic	104,839	92,017	84,639	82,899	77,534
Diluted	118,162	92,017	84,639	82,899	77,534
BALANCE SHEET DATA:
Cash and short and long-term investments	$976,201	$833,912	$840,388	$556,434	$941,024
Total assets	1,274,497	1,039,118	1,020,225	727,113	1,093,531
Long-term debt(6)	1,161,587	1,161,670	1,040,789	982,852	1,260,817
Stockholders' deficit	$(165,489)	$(331,115)	$(619,211)	$(392,180)	$(313,702)

(1)
See Note U, "Restatement of Financial Statements Based on Review of Stock Option Practices," in the Notes to Consolidated Financial Statements.

        The following table sets forth the impact of the additional non-cash charges for stock-based compensation expense on our historical financial statements disclosed in the Sepracor Inc. Selected

Financial Data table, set forth above, for the fiscal years ended December 31, 2005, 2004, 2003, 2002 and 2001.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share data)
Research and development as previously reported	$144,504	$159,974	$220,224	$243,797	231,278
Charge for stock-based compensation	—	—	—	1,258	2,662

Research and development as restated	$144,504	$159,974	$220,224	$245,055	$233,940

Selling, general and administrative and patent costs as previously reported	$625,566	$388,165	$196,920	$177,863	$131,386
Charge for stock-based compensation	1,044	1,252	1,986	3,042	5,396

Selling, general and administrative and patent costs as restated	$626,610	$389,417	$198,906	$180,905	$136,782

Loss from operations as previously reported	$(16,573)	$(202,689)	(103,323)	$(207,301)	(226,473)
Charge for stock-based compensation	(1,044)	(1,252)	(1,986)	(4,300)	(8,058)

Loss from operations as restated	$(17,617)	$(203,941)	$(105,309)	$(211,601)	$(234,531)

Net income (loss) as previously reported	$4,971	$(295,658)	$(135,936)	$(276,490)	$(224,015)
Charge for stock-based compensation	(1,044)	(1,252)	(1,986)	(4,300)	(8,058)

Net income (loss) as restated	$3,927	$(296,910)	$(137,922)	$(280,790)	$(232,073)

Basic net income (loss) per common share as previously reported	$0.05	$(3.21)	$(1.61)	$(3.34)	$(2.89)

Basic net income (loss) per common share as restated	$0.04	$(3.23)	$(1.63)	$(3.39)	$(2.99)

Diluted net income (loss) per common share as previously reported	$0.04	$(3.21)	$(1.61)	$(3.34)	$(2.89)

Diluted net income (loss) per common share as restated	$0.03	$(3.23)	$(1.63)	$(3.39)	$(2.99)

We recorded a prior period adjustment to increase additional paid-in-capital and accumulated deficit as of the end of the year ended December 31, 2000 by $25,472,000 for the cumulative effect of the error.

(2)
Represents: (a) inducement costs associated with our conversion of $177,200 of our 0% Series A notes due 2008 and $351,980 of our 0% Series B notes due 2010 in 2004, and (b) our exchange of approximately $147,000 of our convertible subordinated debt in privately negotiated transactions in 2002.

(3)
Represents a loss on our redemption in 2004 of the then remaining outstanding $430,000 principal amount of our 5.75% convertible subordinated notes due 2006, a loss on our redemption in 2003 of the remaining $111,870 principal amount of our 7% convertible subordinated debentures due 2005 and a gain from our repurchase in 2002 of approximately $131,090 of our 7% convertible subordinated debentures in privately negotiated transactions.

(4)
Represents: (a) our portion of BioSphere Medical, Inc. losses in 2005, 2004, 2003, 2002 and 2001 (beginning July 3, 2001),(b) our portion of HemaSure Inc. (now known as Point Therapeutics, Inc.) losses and, (c) a gain of $5,000 resulting from the release of a HemaSure loan guarantee in 2000 as a result of HemaSure's repayment in full of the loan.

(5)
Represents a gain on the sale of 688 and 1,170 shares of Vicuron Pharmaceuticals Inc. common stock in 2005 and 2003, respectively, and 2,600 shares of common stock of BioSphere Medical in 2001.

(6)
Long-term debt includes convertible subordinated debt and a Canadian Government grant.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Restated).

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

        The discussion and analysis set forth in this Item 7 has been amended to reflect the restatement as described in the Explanatory Note at the beginning of this amended Annual Report on Form 10-K/A and in Note U to our consolidated financial statements. The impact of additional stock-based compensation expense for the years ended 2005, 2004 and 2003 is approximately $1,044,000, $1,252,000, and $1,986,000, respectively. For this reason, the data set forth in this section may not be comparable to discussions and data in our previously filed Annual Reports on Form 10-K.

Executive Overview

        We are a research-based pharmaceutical company focused on the discovery, development and commercialization of differentiated products that address large and growing markets, and unmet medical needs, and can be marketed to primary care physicians through our sales force.

        We currently manufacture and sell three products, XOPENEX® (levalbuterol HCl) Inhalation Solution, a short-acting bronchodilator, for the treatment or prevention of bronchospasm in patients with reversible obstructive airway disease; XOPENEX HFA™ (levalbuterol tartrate) Inhalation Aerosol, a hydrofluoroalkane, or HFA, metered-dose inhaler, or MDI, for the treatment or prevention of bronchospasm in adults, adolescents and children four years of age and older with reversible obstructive airway disease; and LUNESTA™ (eszopiclone) for the treatment of insomnia. We currently market these products in the U.S. to primary care physicians, allergists, pulmonologists, pediatricians hospitals, psychiatrists and sleep specialists, as appropriate, through our 1,500-person sales organization.

        We have entered into out-licensing arrangements with respect to several other compounds. We expect to commercialize any future products that we successfully develop or acquire through our sales force, through co-promotion agreements and through out-licensing partnerships.

        Critical near-term success factors for us include our ability to:

  •
  continue to increase our LUNESTA revenues, despite increasing competition;

  •
  continue to increase our XOPENEX Inhalation Solution revenues by maintaining targeted sales and marketing efforts aimed at retail, hospital and home health care market segments;

  •
  successfully market and sell XOPENEX HFA, a metered-dose inhaler formulation of levalbuterol, which we believe provides an enhancement to our XOPENEX franchise;

  •
  manage expenses effectively to ensure profitability and positive cash flow from operations; and

  •
  maintain patent protection for our products, particularly for XOPENEX Inhalation Solution for which two abbreviated new drug applications, or ANDAs have been recently submitted to the U.S. Food and Drug Administration, or FDA.

        We believe that success in each of these areas should allow us to continue to be profitable in the near term and provide us the ability to repay our outstanding convertible debt of $1,160,820,000. If not converted, repurchased, at the noteholders' or our option, or otherwise refinanced earlier, the principal amount of this debt becomes due as follows:

Principal Amount of Convertible Debt	Maturity Date
$440,000,000	2007
72,800,000	2008
148,020,000	2010
500,000,000	2024

        Our material sources of revenue in 2005 were product revenues from XOPENEX Inhalation Solution and LUNESTA, and to a lesser extent, royalty revenues received from sales of ALLEGRA® (fexofenadine HCl), CLARINEX® (desloratadine) and XYZAL®/XUSAL™ (levocetirizine). All of our revenues from product sales for the years ended December 31, 2004 and 2003 resulted from sales of XOPENEX Inhalation Solution. We expect that sales of XOPENEX Inhalation Solution and LUNESTA will represent the majority of our total revenues in 2006. We do not have long-term sales contracts with our customers and we rely on purchase orders for sales of our products. Reductions, delays or cancellations of orders for XOPENEX Inhalation Solution, LUNESTA or XOPENEX HFA could adversely affect our operating results. If sales of XOPENEX Inhalation Solution, LUNESTA and XOPENEX HFA do not meet our expectations, we may not have sufficient revenue to achieve our business plan and our business will not be successful.

        In 2006, we expect to be profitable for the year on an operating and net income basis. We expect sales and marketing expenses to increase significantly as compared to 2005 as we incur increasing sales commission and marketing costs related to anticipated product revenue growth. We expect to continue to invest in marketing programs related to LUNESTA, including significant spending on physician and direct-to-consumer advertising, and to incur the additional costs of adding approximately 500 sales representatives and managers to our existing sales force. We expect research and development expenses to increase as compared to 2005 as we continue to invest in research and development activities relating to Phase IIIB/IV studies for LUNESTA, for additional studies for XOPENEX HFA and arformoterol, and for continued development of our SEP-225289 drug candidate. As part of our business strategy, in 2006, and in the future, we expect to consider and, as appropriate, consummate acquisitions of other technologies, product candidates, approved products, and/or businesses.

Significant 2006 and 2005 Developments

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

        On January 17, 2006, we announced that we had completed the second $10 million purchase of ACADIA Pharmaceuticals Inc., or ACADIA, common stock in connection with our license, option and collaboration agreement, or collaboration, with ACADIA that we entered into in January 2005. Our purchase was made at a price of approximately $12.29 per share, which represented a 25 percent premium to the 30-day trailing average closing price as of the one-year anniversary of the collaboration, and resulted in the issuance to us, of 813,393 shares of ACADIA common stock.

        On January 12, 2006, we announced that we had been notified that the FDA had received an ANDA from Dey, L.P. for a generic version of levalbuterol hydrochloride inhalation solution. Dey's submission includes a Paragraph IV certification alleging our patents listed in the FDA publication entitled "Approved Drug Products With Therapeutic Equivalence Evaluations," commonly referred to as the "Orange Book," for XOPENEX Inhalation Solution are invalid, unenforceable or not infringed by Dey's proposed product. On September 7, 2005, we announced that the FDA had received an ANDA from Breath Limited seeking marketing approval for generic copies of our 1.25 mg, 0.63 mg and 0.31 mg XOPENEX Inhalation Solution (levalbuterol hydrochloride) unit-dose vial product. XOPENEX Inhalation Solution Concentrate is not subject to the ANDA. Breath Limited's submission includes a Paragraph IV certification alleging that our patents listed in the Orange Book for XOPENEX Inhalation Solution are invalid, unenforceable or not infringed by Breath Limited's proposed product. We have filed civil actions against Breath Limited and Dey, L.P. for patent infringement. Should we successfully enforce our patents, the FDA will not approve the relevant ANDA until expiration of the applicable patents. Otherwise, the FDA will stay its approval of the relevant ANDA for 30 months following the date we received notice of such ANDA or until a court decides that our patents are invalid, unenforceable or not infringed, whichever is earlier.

        On December 14, 2005, pursuant to call spread option agreements that we entered into in December 2003, we settled 4,919,496 call spread options and received an aggregate of 2,326,263 shares of our common stock. The settled options expired at various dates beginning on November 12, 2005 and ending on December 9, 2005. The shares are being held in treasury at cost.

        On December 13, 2005, we announced that we submitted an NDA to the FDA for arformoterol tartrate inhalation solution, a long-acting beta-agonist formulation for long-term maintenance treatment of COPD. In February 2006, the FDA notified us that the NDA had been filed and is under formal review. The Prescription Drug User Fee Act, or PDUFA, date, or date by which the FDA is expected to review and act on an NDA submission, is October 12, 2006. A PDUFA date is the date by which the FDA is expected to review and act on an NDA submission. Arformoterol, a single isomer of formoterol, is the first long-acting bronchodilator to be developed in an inhalation solution for use with a nebulizer; other long-acting bronchodilators currently available are formulated in dry-powder inhalers or metered-dose inhalers.

        On December 12, 2005, we announced that XOPENEX HFA (levalbuterol tartrate) Inhalation Aerosol, an HFA MDI, was available by prescription in pharmacies nationwide. XOPENEX HFA is a short-acting beta-agonist indicated for the treatment or prevention of bronchospasm in patients four years of age and older with reversible obstructive airway disease. The XOPENEX HFA is a portable, hand-held device consisting of a pressurized canister containing medication and a mouthpiece through which the medicine is inhaled. On March 11, 2005, we announced that we had received approval from the FDA for the XOPENEX HFA NDA.

        During the second quarter of 2005, pursuant to call spread option agreements we entered into in December 2003, we settled 4,919,496 call spread options and received cash in the amount of $123,798,000. The settled options expired at various dates beginning on May 12, 2005 and ending on June 9, 2005. We recorded the full amount of the call spread option settlement as an increase to additional paid-in capital.

        On April 4, 2005, we commercially launched LUNESTA brand eszopiclone for the treatment of insomnia, following receipt of an approval letter from the FDA on December 15, 2004 for our NDA for LUNESTA 1 mg, 2 mg and 3 mg tablets.

        On January 10, 2005, we entered into a collaboration with ACADIA, for the development of new drug candidates targeted toward the treatment of central nervous system disorders. The collaboration has been established to investigate potential clinical candidates resulting from using ACADIA's medicinal chemistry and discovery platform against a broad array of selective muscarinic receptors, which are receptors that respond to acetylcholine, a neurotransmitter in the central nervous system. The collaboration includes ACADIA's m1 agonist program, which is designed to target neuropsychiatric/neurologic conditions and neuropathic pain. The agreement also encompasses an option to select a preclinical program from ACADIA's 5-HT2a program for use in combination with LUNESTA. 5-HT2a antagonists have been shown in clinical studies to affect sleep architecture in humans. Under the collaboration agreement, the parties have agreed to collaborate with each other to research and develop certain compounds that interact with these muscarinic receptors. We will have exclusive worldwide rights in any field outside of the prevention or treatment of ocular disease to develop and commercialize compounds identified under our collaboration with ACADIA.

        In connection with the collaboration, we purchased 1,077,029 shares of ACADIA common stock in January 2005 for an aggregate purchase price of $10,000,000 based on a per share price of approximately $9.2848, which represented a 40 percent premium to the average closing price for the 30 trading days prior to the signing of the agreement, subject to customary closing conditions. We recorded the premium amount of $2,857,000 as research and development expense and the remaining amount of $7,143,000 as an investment in ACADIA, which we have classified as an available-for-sale security and will adjust to its fair value at each reporting date with unrealized gains and losses recorded as a component of accumulated other comprehensive income (loss). We also agreed to purchase up to an additional $10,000,000 of ACADIA common stock at a 25 percent premium to the trailing 30-day average closing price per share as of the one-year anniversary of the signing of the agreement, which we completed in January 2006. During the three-year research term of the collaboration agreement, we will provide ACADIA with $2,000,000 of research funding each year, which we record as research and development expense. In addition, we have agreed to make milestone payments to ACADIA upon the achievement by ACADIA of specified development and regulatory milestones for each product developed under the collaboration, including any product to be used in combination with LUNESTA that is developed under the collaboration. We have also agreed to pay royalties to ACADIA on net worldwide sales on products developed under the collaboration.

Revenue-Related Agreements

        Fexofenadine HCl.    In July 1993, we licensed to Hoechst Marion Roussel, Inc., now sanofi-aventis (formerly Aventis), our U.S. patent rights covering fexofenadine HCl. In October 1996, sanofi-aventis commercially introduced ALLEGRA, which is fexofenadine hydrochloride. In 1999, under an amendment to our agreement with sanofi-aventis, we assigned to sanofi-aventis our United States patent relating to fexofenadine and licensed to sanofi-aventis certain United States patent applications relating to fexofenadine. Under the terms of a separate agreement, sanofi-aventis obtained an exclusive license to our fexofenadine patents that had been the subject of litigation in Europe, and various other patent oppositions between the two companies outside the U.S.. Since March 1, 1999, we have been entitled to receive royalties on fexofenadine product sales in countries where we have patents related to fexofenadine. We have been entitled to receive royalties on any fexofenadine sales in the United States since February 2001. However, since the introduction of a generic version of ALLEGRA in the U.S. during the third quarter of 2005, we have ceased to earn royalties on U.S. sales of ALLEGRA. We are currently receiving royalties from sanofi-aventis for sales of ALLEGRA in Japan, Canada and Australia and in certain E.U. member states where we hold patents. We recorded approximately $36,945,000, $35,005,000 and $34,697,000 of royalty revenues under these agreements in 2005, 2004 and 2003, respectively.

        Desloratadine.    In December 1997, we licensed to Schering-Plough Corporation, or Schering, exclusive worldwide rights to our patents and patent applications relating to desloratadine, an active metabolite of loratadine, which is used as an antihistamine. Schering has marketed desloratadine as CLARINEX since 2002. We recorded approximately $9,364,000, $13,320,000 and $15,633,000 of royalty revenue under this agreement in 2005, 2004 and 2003, respectively.

        Levocetirizine.    On February 23, 2006, we announced that we entered into a licensing agreement with UCB, relating to the antihistamine levocetirizine. Under this agreement, we have exclusively licensed to UCB all of our patents and patent applications in the U.S. regarding levocetirizine and royalties will be payable to us on U.S. sales of levocetirizine products. In June 1999, we entered into a license agreement with UCB Farchim SA, now UCB Pharma, an affiliate of UCB, relating to levocetirizine, an isomer of cetirizine, which is marketed by UCB as ZYRTEC®, for the treatment of allergic rhinitis. Under the terms of the agreement with UCB, we have exclusively licensed to UCB all of our issued patents and pending patent applications relating to levocetirizine in all countries, except the United States and Japan. UCB has marketed levocetirizine under the brand names XUSAL and XYZAL in Germany since February 2001, and in other European countries since the fourth quarter of 2001. We recorded approximately $4,933,000, $3,734,000 and $1,127,000 of royalty revenue under the agreement with UCB in 2005, 2004 and 2003, respectively.

        Eszopiclone.    We entered into an agreement in October 1999 with sanofi-aventis' predecessor, Rhone-Poulenc Rorer SA, under which we exclusively licensed preclinical, clinical and post-marketing surveillance data package relating to zopiclone, its isomers and metabolites, to develop, make, use and sell eszopiclone in the U.S. Zopiclone is marketed by sanofi-aventis in approximately 80 countries worldwide under the brand names of IMOVANE® and AMOBAN®. Under this agreement with sanofi-aventis, sanofi-aventis assigned all U.S. patent applications relating to (S)-zopiclone to us. Upon signing of the agreement, we paid a $5,000,000 license fee to sanofi-aventis. In 2000, we paid a $1,000,000 milestone payment to sanofi-aventis upon initiation of Phase III clinical trials of eszopiclone. In 2003, we paid a $5,000,000 milestone payment to sanofi-aventis upon our submission to the FDA of an NDA for LUNESTA. Under the amended agreement, we have the right to read and reference sanofi-aventis' regulatory filings related to zopiclone outside of the U.S. for the purpose of development and regulatory registration of eszopiclone outside of the U.S., and sanofi-aventis has assigned to us the foreign counterparts to the U.S. patent covering eszopiclone and its therapeutic use. Also as part of the amendment, we permitted sanofi-aventis to assign our obligation to pay a royalty on sales of LUNESTA in the U.S. to a third party.

Results of Operations

Year Ended December 31, 2005 Compared to 2004

Revenues

        Product sales were $769,685,000 in 2005 as compared with $319,781,000 in 2004, an increase of approximately 141%, primarily as a result of the commercial introduction of LUNESTA in April 2005 and a significant increase in XOPENEX Inhalation Solution revenue.

        Sales of LUNESTA were $329,221,000 in 2005, as compared to $0 in 2004.

        Sales of XOPENEX Inhalation Solution were $428,506,000 in 2005 as compared with $319,781,000 in 2004, an increase of approximately 34%. The increase in product sales in 2005 as compared with 2004 is due primarily to an increase in unit volume sales of XOPENEX of 21% and also due to a net selling price per unit increase of approximately 11%. The 21% increase in unit volume sales is due to growth in the underlying unit-dose vial, or UDV, market and higher market share in the non-retail sector, particularly sales to hospitals and home health care customers. The 11% increase in the net selling price per unit is due to a gross unit price increase of approximately 6% and a decrease in sales rebates and allowances as a percentage of sales. The decrease in sales rebates and allowances is primarily attributable to favorable reimbursement rate changes, as mandated by the Medicare Prescription Drug Improvement and Modernization Act of 2003, which substantially reduced discounts in the home health care market sector. We cannot be certain whether, or for how long, this favorable reimbursement rate will remain in effect.

        Sales of XOPENEX HFA were $11,958,000 in 2005, as compared to $0 in 2004. We commercially launched XOPENEX HFA in December 2005, and our revenues in 2005 relate primarily to initial stocking of the product by wholesalers.

        Royalties were $51,243,000 in 2005 as compared with $52,150,000 in 2004, a decrease of approximately 2%. The decrease in 2005 as compared with 2004 is due primarily to a decrease in royalties earned on sales of CLARINEX. The royalties earned on CLARINEX sales were $9,364,000 in 2005 as compared to $13,320,000 in 2004, a decrease of approximately 30%. CLARINEX sales continue to decline in the U.S. due to the availability of competitor allergy drugs without a prescription. Offsetting the decrease in royalties earned on sales of CLARINEX is an increase in royalties earned on sales of XUSAL/XYZAL and ALLEGRA. The royalties earned on XUSAL/XYZAL sales were $4,933,000 in 2005 as compared to $3,734,000 in 2004, an increase of approximately 32%, resulting from increased European sales of XUSAL/XYZAL. The royalties earned on ALLEGRA sales were $36,945,000 in 2005 as compared to $35,005,000 in 2004, an increase of approximately 6%.

We expect revenues from royalties earned on CLARINEX to continue to decline in 2006. Also, pursuant to terms of our U.S. agreement with sanofi-aventis, we expect our royalties on the sale of ALLEGRA in the U.S., which have historically been between $15 and $20 million per year, will terminate because a generic equivalent of this product was introduced in September 2005 and under the terms of our agreement, we are not entitled to receive royalties for sales in any country where a generic equivalent has been introduced. We are still entitled to receive royalties on the sale of ALLEGRA outside the U.S. in countries where we hold patents related to fexofenadine.

        License fees and other revenues were $0 in 2005 as compared to $8,946,000 in 2004. Other revenues in 2004 represented co-promotion revenue of $902,000 received from MedPointe for our co-promotion of ASTELIN and $8,044,000 of other MedPointe-related revenue. We terminated our co-promotion agreement with MedPointe on October 1, 2004.

Costs of Revenues

        Cost of products sold was $66,682,000 in 2005 as compared with $34,451,000 in 2004. Cost of product sales as a percentage of product sales decreased to 9% in 2005 as compared to 11% in 2004, because manufacturing costs for LUNESTA, which was commercially introduced in 2005, were slightly lower than XOPENEX Inhalation Solution as a percentage of their respective product sales.

        Cost of XOPENEX Inhalation Solution sold as a percentage of XOPENEX Inhalation Solution sales was approximately 10% for 2005, as compared with 11% in 2004, mainly due to lower inventory expiry and quality control write-downs in 2005 as compared to 2004.

        Cost of LUNESTA sold as a percentage of LUNESTA sales was approximately 7% for 2005, with the largest portion being the royalty paid on net sales of LUNESTA to a third party. In accordance with our accounting policies, we did not begin to capitalize product manufacturing costs associated with LUNESTA as inventory until the FDA approved the LUNESTA NDA. As a result, we expect costs of LUNESTA sold as a percentage of LUNESTA sales to increase slightly after we have sold all of our product for which we have not capitalized manufacturing costs. We expect this to occur in the first quarter of 2006.

        Cost of XOPENEX HFA sold as a percentage of XOPENEX HFA sales was approximately 13% for 2005. Included in the costs of XOPENEX HFA sold is a royalty paid on net sales of XOPENEX HFA to 3M Company, or 3M, our third-party finished goods manufacturer of the product.

        Cost of royalties earned was approximately $749,000 in 2005 as compared with $976,000 in 2004. The cost of royalties in 2005 and 2004 relates to an obligation to a third-party as a result of royalties we received from Schering-Plough Corporation based upon their sales of CLARINEX.

Research and Development

        Research and development expenses were $144,504,000 in 2005 as compared with $159,974,000 in 2004, a decrease of approximately 10%. The decrease in 2005 as compared with 2004 is primarily due to decreased spending on two of our late-stage programs, LUNESTA and arformoterol. Our decreased spending on these programs was partially offset by our increased spending on drug discovery efforts largely related to our collaboration with ACADIA, an increase in payroll and related expenses resulting from an increase in employee headcount and spending related to early-stage projects, such as SEP-225289 and SEP-226330.

        In 2006, we expect research and development expenditures to increase from 2005. Our principal research and development activities will be (1) Phase IV studies for LUNESTA; (2) ongoing studies to support XOPENEX HFA; (3) arformoterol; (4) SEP-225289; and (5) drug discovery.

        Drug development and approval in the United States is a multi-step process regulated by the FDA. The process begins with the filing of an investigational new drug application, or IND, which, if successful, allows the opportunity for study in humans, or clinical study, of the potential new drug. Clinical development typically involves three phases of study: Phase I, II and III. The most significant costs in clinical development are in Phase III clinical trials, as they tend to be the longest and largest studies in the drug development process. Following successful completion of Phase III clinical trials, an NDA must be submitted to, and accepted by, the FDA, and the FDA must approve the NDA prior to commercialization of the drug. We may elect either on our own, or at the request of the FDA, to conduct further studies that are referred to as Phase IIIB and IV studies. Phase IIIB studies are initiated and either completed or substantially completed while the NDA is under FDA review. These studies are conducted under an IND. Phase IV studies, also referred to as post-marketing studies, are studies that are initiated and conducted after the FDA has approved a product for marketing. Phase IV studies may be requested by the FDA either before or after the FDA has approved an NDA. These studies may also be independently initiated by the company whose NDA has been approved. The FDA uses post-marketing studies to gather additional information about a product's safety, efficacy or optimal use. Successful development of our product candidates is highly uncertain. Completion dates and completion costs can vary significantly for each product candidate and are difficult to predict. The lengthy process of seeking FDA approvals, and subsequent compliance with applicable statutes and regulations, require the expenditure of substantial resources. Any failure by us to obtain, or delay in obtaining, regulatory approvals could materially adversely affect our business. We cannot assure you that we will obtain any approval required by the FDA on a timely basis, if at all.

        For additional discussion of the risks and uncertainties associated with completing development of potential product candidates, see "Risk Factors".

        Below is a summary of development of our product candidates that represented 10% or more of our direct project research and development spending for the year ended December 31, 2005. The "Estimate of Completion of Phase" column contains forward-looking statements regarding expected timing of completion of product development phases. Completion of product development, if successful, culminates in the submission of an NDA to the FDA. The actual timing of completion of phases could differ materially from the estimates provided in the table. The table is sorted by highest to lowest spending amounts in 2005, and the three product candidates listed accounted for approximately 64% of our direct project research and development spending in 2005. No other product candidate accounted for more than 5% of our direct research and development spending in 2005.

Product or Product Candidate	Indication	Phase of Development	Estimate of Completion of Phase
XOPENEX HFA (levalbuterol tartrate)	Respiratory—Asthma	*	*
Arformoterol	Respiratory—COPD	**	**
LUNESTA (eszopiclone)	Insomnia	***	***

*
We announced on March 11, 2005 that the FDA approved XOPENEX HFA. We commercially launched the product in December 2005.

**
We submitted an NDA to the FDA in December 2005. The PDUFA date is October 12, 2006.

***
We commercially launched LUNESTA in April 2005.

        Below is a summary of expenditure information related to our product candidates representing 10% or more of our direct project research and development spending during the year ended December 31, 2005, as well as the costs incurred to date on these projects. The costs in this analysis include only direct costs and do not include certain indirect labor, overhead or other costs which benefit multiple projects. As a result, fully loaded research and development cost summaries by project are not presented.

(in thousands)	Project costs for the year ended December 31, 2005	Project costs through December 31, 2005	Project costs for the year ended December 31, 2004	Project costs through December 31, 2004
XOPENEX HFA (levalbuterol tartrate)	$24,094	$156,791	$21,934	$132,697
Arformoterol	18,059	161,578	25,395	143,519
LUNESTA (eszopiclone)	16,159	199,722	47,833	183,563

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

Selling, Marketing and Distribution

        Selling, marketing and distribution expenses were $585,771,000 in 2005 as compared with $358,034,000 in 2004, an increase of approximately 64%. Of the increase, 83% is primarily due to direct to consumer media and print campaigns for the launch of LUNESTA as well as a product sampling program, market research, and medical communications initiatives. Expenses also increased due to marketing costs related to the commercial launch of XOPENEX HFA, as well as a result of increased salaries, commissions and associated fringe benefit costs associated with a sales expansion of approximately 175 sales representatives. These increases were offset by a decrease in sales commission expense paid to the Ross Products Division of Abbott Laboratories for the co-promotion of XOPENEX Inhalation Solution. Our co-promotion agreement with Ross terminated effective December 31, 2004.

        In 2006, we expect selling, marketing and distribution expenses to increase significantly in support of our anticipated product revenue growth. We expect to incur an increase in expenses for our marketing and advertising programs for LUNESTA, marketing and advertising programs associated with the commercial launch of XOPENEX HFA, and marketing investment towards our arformoterol compound currently under FDA review. In addition, we will incur additional sales, marketing and distribution expenses to increase our sales representatives and sales management personnel by approximately 500 to support our LUNESTA and XOPENEX sales efforts in 2006.

General and Administrative

        General and administrative costs were $40,839,000 in 2005 as compared with $31,383,000 in 2004, an increase of approximately 30%. The increase in 2005 as compared with 2004 is primarily due to payroll and related expenses resulting from an increase in permanent and temporary employees and contracted service providers supporting the commercialization of LUNESTA. The increase is also attributable to increased legal fees related to patent support and litigation, as well as patent write-offs relating to several compounds that we are no longer supporting, and an increase in the amortization of deferred financing costs primarily associated with our 0% notes due 2024.

Other Income (Expense)

        Interest income was $27,462,000 in 2005 as compared with $8,470,000 in 2004, an increase of approximately 224%. The increase is due to higher average balances of cash and short- and long-term investments combined with an increase in the interest rates earned on investments in 2005. Our monthly average cash and investment balance was approximately $889,423,000 and $609,013,000 for 2005 and 2004, respectively. For 2005 and 2004, the average annualized interest rate that we earned on our investments was 3.09% and 1.39%, respectively.

        Interest expense was $23,368,000 in 2005 as compared with $23,646,000 in 2004. The expense in both periods is primarily related to the interest we paid on our 5% convertible subordinated debentures due 2007.

        Debt conversion expense was $0 in 2005 as compared with $69,768,000 in 2004. In 2004, we converted $177,200,000 of our 0% Series A notes due 2008 and $351,980,000 of our 0% Series B notes due 2010. The expense represents the cash payments of $23,868,000 and $45,900,000 that we paid to the holders of the 0% Series A notes due 2008 and 0% Series B notes due 2010, respectively, as an inducement to convert their notes.

        Loss on debt redemption was $0 in 2005 as compared with $7,022,000 in 2004. In 2004, we redeemed the remaining outstanding $430,000,000 principal amount of our 5.75% convertible subordinated notes due 2006 for aggregate cash consideration of $430,000,000, excluding accrued interest. The loss in 2004 represents the write-off of $7,022,000 of deferred financing costs related to the 5.75% convertible subordinated notes due 2006.

        Equity in investee losses were $665,000 in 2005 as compared with $1,485,000 in 2004. The equity in investee loss in 2005 and 2004 represents our portion of the losses of BioSphere Medical, Inc., referred to as BioSphere, for 2005 and 2004.

        Gain on sale of equity investment was $18,345,000 in 2005 as compared with $0 in 2004. This gain represents the gain we recorded when we received cash in exchange for our shares of Vicuron Pharmaceuticals, Inc., referred to as Vicuron, in connection with the merger of Pfizer and Vicuron in September 2005.

Year Ended December 31, 2004 Compared to 2003

Revenues

        Product sales were $319,781,000 in 2004 as compared with $286,819,000 in 2003, an increase of approximately 11%. Sales of XOPENEX Inhalation Solution accounted for all of the 2004 and 2003 product sales. The increase in product sales in 2004 as compared with 2003 is due primarily to an increase in unit volume sales of XOPENEX Inhalation Solution of 9% and also due to a net selling price per unit increase of approximately 2%. The 9% increase in unit volume sales was significantly less than the increase in unit volume sales during recent prior periods. We believe this decrease in unit volume sales growth was primarily attributable to: (1) an atypically mild allergy and flu season, which resulted in reduced unit volume sales growth for respiratory drugs generally during the period and (2) changes in the status of XOPENEX Inhalation Solution on Medicaid preferred drug lists in certain states, which resulted in a decrease in the number of Medicaid beneficiaries having access to XOPENEX Inhalation Solution without prior authorization from their state Medicaid agency. The 2% increase in the net selling price per unit is due to a gross unit price increase of approximately 6% offset by a 4% increase in sales rebates, including supplemental rebates and additional discounting, which are accounted for as a reduction in gross product sales. The increase in rebates is primarily attributable to an increase in supplemental Medicaid rebates that we provided in connection with the inclusion of XOPENEX Inhalation Solution on the Medicaid preferred drug lists in certain states.

        Royalties were $52,150,000 in 2004 as compared with $51,487,000 in 2003, an increase of approximately 1%. The increase in 2004 as compared with 2003 is due primarily to an increase in royalties earned on sales of XUSAL/XYZAL and to a lesser extent an increase in royalties earned on sales of ALLEGRA. The royalties earned on XUSAL/XYZAL sales were $3,734,000 in 2004 as compared to $1,127,000 in 2003, an increase of approximately 231% that was the result of increased European sales of XUSAL/XYZAL. The royalties earned on ALLEGRA sales were $35,005,000 in 2004 as compared to $34,697,000 in 2003, an increase of approximately 1%. Offsetting the increase in royalties earned on sales of XUSAL/XYZAL and ALLEGRA is a decrease in royalties earned on sales of CLARINEX. The royalties earned on CLARINEX sales were $13,320,000 in 2004 as compared to $15,633,000 in 2003, a decrease of approximately 15%.

        License fees and other revenues were $8,946,000 in 2004 as compared with $5,734,000 in 2003. Other revenues represent co-promotion revenue of $902,000 and $5,078,000 in 2004 and 2003, respectively, received from MedPointe for our co-promotion of ASTELIN and $8,044,000 and $656,000 in 2004 and 2003, respectively, of other MedPointe related revenue. We terminated our co-promotion agreement with MedPointe on October 1, 2004.

Costs of Revenues

        Cost of products sold was $34,451,000 in 2004 as compared with $28,879,000 in 2003. Cost of product sales as a percentage of product sales increased to 11% in 2004 as compared to 10% in 2003 due to an increase in inventory expiry and quality control write-downs in 2004 compared to 2003.

        Cost of royalties earned was approximately $976,000 in 2004 as compared with $1,340,000 in 2003. The cost of royalties in 2004 and 2003 relates to an obligation that we have to a third party as a result of royalties we received from Schering-Plough Corporation based upon their sales of CLARINEX.

Research and Development

        Research and development expenses were $159,974,000 in 2004 as compared with $220,224,000 in 2003, a decrease of approximately 27%. The decrease in 2004 as compared with 2003 is primarily due to our decreased spending on two of our late-stage programs, XOPENEX HFA and arformoterol, and two of our discontinued programs, tecastemizole and (S)-oxybutynin. We submitted an NDA for XOPENEX HFA to the FDA in May 2004 and on March 11, 2005 we announced that we had received approval from the FDA for the NDA. We completed Phase III clinical trials for arformoterol in 2004 and submitted an NDA to the FDA in 2005. We discontinued our development of tecastemizole in December 2003, at which time we recorded a charge of $18,814,000 related to the write-off of patents and other intangible assets related to tecastemizole, and we elected in 2004 not to fund the (S)-oxybutynin clinical program. Our decreased spending in these programs was partially offset by our increased spending on Phase IIIB/IV studies under our LUNESTA program.

        For additional discussion of the risks and uncertainties associated with completing development of potential product candidates, see "Risk Factors".

        Below is a summary of development of our product candidates that represented 10% or more of our direct project research and development spending for the year ended December 31, 2004. The "Estimate of Completion of Phase" column contains forward-looking statements regarding expected timing of completion of product development phases. Completion of product development, if successful, culminates in the submission of an NDA to the FDA. The actual timing of completion of phases could differ materially from the estimates provided in the table. The table is sorted by highest to lowest spending amounts in 2004, and the three product candidates listed accounted for approximately 86% of our direct project research and development spending in 2004. No other product candidate accounted for more than 4% of our direct research and development spending in 2004.

Product Candidate	Indication	Phase of Development	Estimate of Completion of Phase
LUNESTA (eszopiclone)	Insomnia	*	*
Arformoterol	Respiratory—COPD	**	**
XOPENEX HFA (levalbuterol tartrate)	Respiratory—Asthma	***	***

*
The FDA approved LUNESTA on December 15, 2004.

**
We submitted an NDA for arformoterol in December 2005.

***
We announced on March 11, 2005 that the FDA approved XOPENEX HFA.

        Below is a summary of expenditure information related to our product candidates that represented 10% or more of our direct project research and development spending during the year ended December 31, 2004, as well as the costs incurred to date on these projects. The costs in this analysis include only direct costs and do not include certain indirect labor, overhead or other costs which benefit multiple projects. As a result, fully-loaded research and development cost summaries by project are not presented.

(in thousands)	Project costs for the year ended December 31, 2004	Project costs through December 31, 2004	Project costs for the year ended December 31, 2003	Project costs through December 31, 2003
LUNESTA (eszopiclone)	$47,833	$183,563	$20,206	$135,730
Arformoterol	25,395	143,519	44,712	118,124
XOPENEX HFA (levalbuterol tartrate)	21,934	132,697	53,367	110,763

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

Selling, Marketing and Distribution

        Selling, marketing and distribution expenses were $358,034,000 in 2004 as compared with $173,032,000 in 2003, an increase of approximately 107%. Of the 107% increase, 18%, or $30,671,000, represents the then-present value of the termination payments totaling $33,000,000 that we made to Ross in connection with the termination of our co-promotion agreement with Ross, which was effective as of December 31, 2004. The remaining increase of 89% in 2004 as compared with 2003 is primarily due to increases in salary, commission, travel and benefit costs as a result of having approximately 800 more sales representatives in 2004 as compared to 2003 in anticipation of the commercialization of LUNESTA. We also incurred increased spending in 2004 as compared to 2003 for trade shows and promotions relating to preparation for the expected commercialization of LUNESTA. Additionally, we incurred increased sales commission expense paid to internal sales representatives and to Ross as a result of the 11% increase in XOPENEX product sales in 2004 as compared with 2003.

General and Administrative

        General and administrative costs were $31,383,000 in 2004 as compared with $25,874,000 in 2003, an increase of approximately 21%. The increase in 2004 as compared with 2003 is primarily due to payroll and related expenses resulting from an increase in permanent and temporary employees and contracted service providers to support the expected commercialization of LUNESTA.

Other Income (Expense)

        Interest income was $8,470,000 in 2004 as compared with $6,179,000 in 2003. The increase in 2004 as compared with 2003 is due primarily to an increase in the interest rates earned on investments in 2004.

        Interest expense was $23,646,000 in 2004 as compared with $50,907,000 in 2003. The decrease in 2004 as compared with 2003 is due primarily to lower outstanding average balances on all of our interest-bearing convertible debentures, particularly on our 5.75% convertible subordinated notes due 2006. On January 9, 2004, we completed the redemption of $430,000,000 aggregate principal amount of our 5.75% convertible subordinated notes due 2006. This decrease accounts for approximately $24,107,000, or 88%, of the decrease in interest expense for 2004 as compared with 2003. We expect interest expense to be $22,000,000 in 2005.

        Debt conversion expense was $69,768,000 in 2004 as compared with $0 in 2003. In 2004, we converted $177,200,000 of our 0% Series A notes due 2008 and $351,980,000 of our 0% Series B notes due 2010. The expense represents the cash payments of $23,868,000 and $45,900,000 that we paid to the holders of the 0% Series A notes due 2008 and 0% Series B notes due 2010, respectively, as an inducement to convert their notes.

        Loss on debt redemption was $7,022,000 in 2004 as compared with $4,645,000 in 2003. In 2004, we redeemed the remaining outstanding $430,000,000 principal amount of our 5.75% convertible subordinated notes due 2006 for aggregate cash consideration of $430,000,000, excluding accrued interest. The loss in 2004 represents the write-off of $7,022,000 of deferred financing costs related to the 5.75% convertible subordinated notes due 2006. In 2003, we redeemed the remaining outstanding $111,870,000 principal amount of our 7% convertible subordinated debentures due 2005 for aggregate cash consideration of $115,226,000, excluding accrued interest. The 2003 loss of $4,645,000 includes the write-off of $1,289,000 of deferred financing costs related to the 7% debentures due 2005.

        Equity in investee losses were $1,485,000 in 2004 as compared with $1,921,000 in 2003. The equity in investee loss in 2004 and 2003 represents our portion of the losses of BioSphere for 2004 and 2003.

        Gain on sale of equity investment was $0 in 2004 as compared with $18,524,000 in 2003. The gain in 2003 represents a gain recognized on our sale of shares of common stock of Vicuron.

Critical Accounting Policies

        In December 2001, the Securities and Exchange Commission, or SEC, requested that all registrants discuss their most "critical accounting policies" in management's discussion and analysis of financial condition and results of operations. The SEC indicated that a "critical accounting policy" is one which is both important to the portrayal of a company's financial condition and results and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. While our significant accounting policies are more fully described in Note B to our consolidated financial statements included in this report, we believe the following accounting policies are critical:

        Revenue Recognition:    We recognize revenue from product sales, upon delivery, when title to product and associated risk of loss has passed to the customer and collectability is reasonably assured. We record revenues from product sales net of applicable allowances for returns, rebates and other applicable discounts and allowances.

        The timing of product shipments and receipts can have a significant impact on the amount of revenue recognized in a period. Also, the majority of our products are sold through distributors. Revenue could be adversely affected if distributor inventories increased to an excessive level. If this were to happen, we could experience reduced purchases in subsequent periods, or product returns from the distribution channel due to overstocking, low end-user demand or product expiration. We have invested in resources to track channel inventories in order to prevent distributor inventories from increasing to excessive levels. If we determine that distributor inventories are at excessive levels, we do not recognize revenue for those shipments that we believe represent excessive inventory.

        License fees and other revenue include non-refundable upfront license fees, co-promotion agreement revenue, milestones and other revenue. Non-refundable upfront license fees are recorded as revenue over the related performance period or at such time when there are no remaining performance obligations. Co-promotion revenue is recognized when cash is received from our co-promotion partner, usually one quarter in arrears from when the revenue is recognized by our co-promotion partner, because this revenue is not reasonably estimable. Milestones are recorded as revenue when achieved and only if there are no remaining performance obligations and the fees are non-refundable.

        Royalty Revenue Recognition:    Royalty revenue is recognized based upon estimates of sales in licensed territories in the period in which the sales occur. These estimates are derived when possible from information from the company paying the royalty, or from historical data and third-party prescription data. Changes in market conditions, such as the introduction of competitive products, can lead to significant deviations from historical patterns and therefore cause estimates to be inaccurate. When estimates differ from actual results, the difference is recognized in the following quarter, provided the difference is not material to the results of either quarter. Historically, our estimates have not materially differed from our actual results.

        Rebate and Return Reserves:    Certain product sales qualify for rebates from standard list pricing due to government sponsored programs or other contractual agreements. We also allow for return of our product for up to one year after product expiration. We record an estimate for these allowances as reductions of revenue at the time product sales are recorded. We derive reserves for product returns and rebates through an analysis of historical experience updated for changes in facts and circumstances as appropriate and by utilizing reports obtained from external, independent sources. These allowances require us to make significant judgments and estimates, which could require adjustments in the future. Reserves for rebate programs are shown as other current liabilities on the balance sheet and were $57,516,000 and $32,114,000 at December 31, 2005 and 2004, respectively. The largest of these rebate reserves is related to state Medicaid rebates. If government contracts change materially, the associated reserves estimated for those programs can change significantly. Reserves for returns are shown as other current liabilities on the balance sheet and were $16,269,000 and $8,654,000 at December 31, 2005 and 2004, respectively. Estimates of reserves for returns are impacted by the extended return cycle, and by other factors such as introduction of a new competitive product, or other changes in market conditions leading to a change in historical return patterns. Historically, our estimates have not materially differed from our actual results.

        Amortization, Depreciation and Certain Long-Lived Assets:    Long-lived assets include:

  •
  Property and Equipment—Property and equipment are stated at cost. Costs of major additions and betterments are capitalized; maintenance and repairs, which do not improve or extend the life of the respective assets, are charged to operations. On disposal, the related cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations as other income (expense). Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Computers and software, which are recorded in office equipment, have estimated useful lives of three years. All laboratory, manufacturing and office equipment have estimated useful lives of three to ten years. Buildings have an estimated useful life of 30 years. Leasehold improvements are amortized over the shorter of the estimated useful lives of the improvements or the remaining term of the lease.

  •
  Deferred Financing Costs—Deferred finance costs relating to expenses incurred to complete convertible subordinated debt offerings are amortized evenly over the earlier of the term of the debt, or the date on which we can first be obligated to repurchase all or part of the debt.

  •
  Patents—Patent costs relating to expenses associated with the filing of patent applications are amortized evenly over their estimated useful lives.

        Accounts Receivable and Bad Debt:    Our trade receivables in 2005 and 2004 primarily represent amounts due to us from wholesalers, distributors and retailers of our commercial products. We perform ongoing credit evaluations of our customers and generally do not require collateral. Bad debt write-offs were not significant in 2005, 2004 and 2003; however, they could be significant in the future and we monitor our receivables closely because a few customers make up a large portion of our overall revenues. In 2005 and 2004, our top four customers accounted for 74% and 71%, respectively, of our total revenues.

        Income Taxes:    We recognize deferred tax liabilities and assets for the estimated future tax consequences attributable to tax benefit carryforwards and to differences between the financial statement amounts of assets and liabilities and their respective tax basis. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. Accordingly, a valuation allowance has been established for the full amount of the deferred tax asset. Of the total valuation allowance of $723,167,000, approximately $149,020,000 relates to stock option compensation deductions. The tax benefit associated with the stock option compensation deductions will be credited to equity if realized.

        Induced Conversion of Debt:    We account for the conversion of convertible debt to equity securities pursuant to an inducement in accordance with Statement of Financial Standards, or SFAS, No. 84, "Induced Conversions of Convertible Debt". We recognize as debt conversion expense, in other expense, an amount equal to the fair value of all securities and other consideration transferred in the transaction in excess of the fair value of securities issuable pursuant to the original conversion terms. If we choose to induce conversion of debt to equity, this inducement charge could have a material impact on the financial results for the reporting period.

        Inventory Write-downs:    Inventory represents bulk material, work-in-process and finished goods relating to our commercial products on hand, valued at lower of cost or market value. Inventories are reviewed periodically for slow-moving or obsolete status based on sales activity, both projected and historical, and through a review of the expiration dates. Our current sales projections provide for full utilization of the inventory balance. If product sales levels differ from projections, inventory may not be fully utilized and could be subject to impairment, at which point we would write down the value of the inventory to its net realizable value.

        We expense costs relating to inventory until such time as we receive an approval letter from the FDA for a new product, and then we begin to capitalize the inventory costs relating to that product.

Recent Accounting Pronouncements

        In November 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 151, "Inventory Costs—an amendment of ARB No. 43, Chapter 4," or SFAS 151, in an effort to conform U.S. accounting standards for inventories to International Accounting Standards. SFAS 151 requires idle facility expenses, freight, handling costs and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the relevant production facilities. SFAS 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect the adoption of SFAS 151 to have a material impact on our financial condition or our results of operations.

        In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment", or SFAS No. 123(R), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB 25, "Accounting for Stock Issued to Employees." SFAS No. 123(R) requires compensation costs relating to share-based payment transactions be recognized in financial statements, as well as more extensive disclosures concerning stock options than required under current guidance. The new rule applies to option grants made after adoption as well as options that are not vested at the date of adoption. The pro forma disclosure previously permitted under SFAS No. 123 will no longer be an acceptable alternative to recognition of expenses in the financial statements. SFAS No. 123(R) is effective as of the beginning of the first annual reporting period that begins after June 15, 2005, with early adoption encouraged. We currently measure compensation costs related to share-based payments under APB 25, as allowed by SFAS No. 123, and provide disclosure in notes to financial statements as required by SFAS No. 123. We are required to adopt SFAS No. 123(R) starting in the first fiscal quarter of 2006. We expect the adoption of SFAS No. 123(R) will have a material adverse impact on our results of operations and net income per share.

        In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29," or SFAS 153. The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The amendment also eliminates the narrow exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. The provisions of SFAS 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not expect the adoption of SFAS 153 to have a material impact on our financial condition or our results of operations.

        In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3." This statement changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. APB No. 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This statement requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS 154 are effective for fiscal years beginning after December 15, 2005. We do not expect this statement to have a material impact on our financial condition or our results of operations.

        In September 2005, the FASB reached a final consensus on Emerging Issues Task Force, or EITF, Issue No. 04-13, "Accounting for Purchases and Sales of Inventory with the Same Counterparty." EITF 04-13 concludes that two or more legally separated exchange transactions with the same counterparty should be combined and considered as a single arrangement for purposes of applying APB Opinion No. 29, "Accounting for Nonmonetary Transactions," when the transactions were entered into "in contemplation" of one another. The consensus contains several indicators to be considered in assessing whether two transactions are entered into in contemplation of one another. If, based on consideration of the indicators and the substance of the arrangement, two transactions are combined and considered a single arrangement, an exchange of finished goods inventory for either raw material or work-in-process should be accounted for at fair value. The provisions of EITF 04-13 are applied to transactions completed in reporting periods beginning after March 15, 2006. We do not expect this statement to have a material impact on our financial condition or our results of operations.

        In November 2005, the FASB issued FASB Staff Position, or FSP, SFAS No. 115-1 and SFAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends FASB Statements No. 115, "Accounting for Certain Investments in Debt and Equity Securities", and APB Opinion No. 118, "The Equity Method of Accounting for Investments in Common Stock." The FSP is effective for reporting periods beginning after December 15, 2005. We do not expect this to have a significant impact on the carrying value of our investments.

Liquidity and Capital Resources

        Our liquidity requirements have historically consisted of research and development expenses, sales and marketing expenses, capital expenditures, working capital, debt service and general corporate expenses. We have funded these requirements and the growth of our business primarily through convertible subordinated debt offerings, the issuance of common stock, including the exercise of stock options, and sales of product and license agreements for our drug compounds. We now expect to fund our liquidity requirements primarily through the generation of positive cash flow from our operations. We also have the ability to meet our short-term liquidity needs through the use of our cash and short-term investments on hand at December 31, 2005.

Cash Flows

        Cash, cash equivalents and short- and long-term investments totaled $976,201,000, or 77% of total assets at December 31, 2005, compared to $833,912,000, or 80% of total assets at December 31, 2004.

        The net cash used in operating activities for the year ended December 31, 2005 was $22,617,000 as compared to a use of $183,329,000 for the year ended December 31, 2004. The major decreases in cash used in operating activities in 2005 were the result of having net income of $3,927,000 and increased accrued expenses of $60,729,000 in 2005 compared to a loss of $296,910,000 and increased accrued expenses of $3,152,000 in 2004. The 2004 loss was offset by a non-cash debt conversion expense of

$69,768,000 and a loss on the extinguishment of debt of $7,022,000. Offsetting the improvement in net income in 2005 was a combined increase in accounts receivable and inventory of $97,246,000 in 2005 compared to an increase of $24,161,000 in 2004. Accounts receivable and inventory increased as a result of product revenues increasing 141% in 2005 over the prior year. The 2005 net income includes an $18,345,000 gain on the sale of an equity investment.

        The net cash used in investing activities for the year ended December 31, 2005 was $400,908,000 as compared to $279,730,000 for the year ended December 31, 2004. The difference is primarily due to cash used in net purchases of short and long-term investments of $380,974,000 in 2005 as compared to $265,324,000 in 2004. We also made purchases of property and equipment of $13,728,000 and investments in ACADIA of $7,143,000 in 2005.

        The net cash provided by financing activities for the year ended December 31, 2005 was $165,591,000 as compared to $193,060,000 for the year ended December 31, 2004. In 2005, we received proceeds from the settlement of call spread options of $123,798,000 and proceeds from the issuance of common stock under employee stock purchase plans and stock option plans of $43,968,000. In 2004 we received similar proceeds from call spread settlements and stock options, but provided additional net cash through the sale of convertible debt, after taking into account repurchases of debt, other debt costs and the acquisition of treasury shares.

        We expect our capital expenditures will be approximately $33,000,000 in 2006, with the majority related to computer hardware and software purchases to support various technology upgrades and initiatives, equipment purchases to support research and development and marketing initiatives and leasehold improvements planned for our Canada facility.

        Our annual debt service through 2006, assuming no additional interest-bearing debt is incurred and no additional 5% convertible debentures due 2007 are converted, redeemed, repurchased or exchanged, is approximately $22,000,000.

        Our wholly-owned subsidiary, Sepracor Canada Limited, has a Canadian Government grant, which may become repayable if Sepracor Canada Limited fails to meet certain conditions. The grant is recorded as debt and is being amortized over the useful lives of the related capital assets. The unamortized balance as of December 31, 2005 was approximately $767,000.

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

Acquisition Strategy

        As part of our business strategy, we plan to consider and, as appropriate, make acquisitions of other businesses, approved products, product candidates and/or technologies. Our cash reserves and other liquid assets may be inadequate to consummate these acquisitions and it may be necessary for us to raise substantial additional funds and/or issue shares of our capital stock in the future to consummate these transactions. In addition, as a result of our acquisition efforts, we are likely to experience significant charges to earnings for merger and related expenses (whether or not our efforts are successful) that may include transaction costs, closing costs or acquired in-process research and development charges.

Convertible Subordinated Debt

        In December 1998, we issued $300,000,000 in principal amount of 7% convertible subordinated debentures due 2005, or 7% debentures. In July 2003, we redeemed the $111,870,000 principal amount of 7% debentures that remained outstanding. Pursuant to their terms, we redeemed the 7% debentures at 103% of the principal amount, plus accrued but unpaid interest from June 15, 2003 to, but excluding, the redemption date of July 10, 2003. The total aggregate redemption price for the $111,870,000 principal amount of 7% debentures was approximately $115,770,000, including approximately $544,000 in accrued interest. As a result of our redemption of the 7% debentures, we recorded a loss of $4,645,000, which included $1,289,000 of deferred financing costs that were written-off.

        In February 2000, we issued $400,000,000 in principal amount of 5% convertible subordinated debentures due 2007, or 5% debentures. On March 9, 2000, we issued an additional $60,000,000 in principal amount of 5% debentures pursuant to an option granted to the initial purchaser of the 5% debentures. The 5% debentures are convertible into our common stock, at the option of the holder, at a price of $92.38 per share and bear interest at 5% payable semi-annually, commencing on August 15, 2000. The 5% debentures are redeemable at our option if the trading price of our common stock exceeds 120% of the conversion price ($110.86) for 20 trading days in a period of 30 consecutive trading days. We may be required to repurchase the 5% debentures at the option of the holders if a change in control occurs. As part of the sale of the 5% debentures, we incurred approximately $14,033,000 of offering costs, which were recorded as intangible assets and are being amortized over seven years, the term of the 5% debentures. The net proceeds to us after offering costs were approximately $445,967,000. In March 2002, we exchanged $20,000,000 of our 5% debentures in privately negotiated transactions for 640,327 shares of our common stock. We charged to other expense associated inducement costs of $8,659,000, which represents the fair market value of the 216,497 shares of our common stock issued as an inducement to the holders for conversion of their 5% debentures. At December 31, 2005, $440,000,000 principal amount of the 5% debentures remained outstanding.

        In November 2001, we issued $400,000,000 in principal amount of 5.75% convertible subordinated notes due 2006, or 5.75% notes. In December 2001, we issued an additional $100,000,000 in principal amount of 5.75% notes pursuant to an option granted to the initial purchaser of the 5.75% notes. In March and April 2002, we exchanged $70,000,000 of our 5.75% notes in privately negotiated transactions for 2,790,613 shares of our common stock. We charged to other expense associated inducement costs of $28,000,000, which represented the fair market value of the 1,623,947 shares of our common stock issued as an inducement to the holders for conversion of their 5.75% notes. In January 2004, we redeemed the $430,000,000 principal amount of 5.75% notes that remained outstanding. Pursuant to their terms, we redeemed the 5.75% notes at 100% of the principal amount, plus accrued but unpaid interest from November 15, 2003 to, but excluding, the redemption date of January 9, 2004. The total aggregate redemption price for the 5.75% notes was approximately $433,709,000, including approximately $3,709,000 in accrued interest. As a result of our redemption of the 5.75% notes, we recorded a loss of $7,022,000 in January 2004, which represents the deferred financing costs that were written-off. At December 31, 2005, $0 of the 5.75% notes remained outstanding.

        In January 2004 and December 2003, we issued an aggregate of $750,000,000 in principal amount of 0% convertible senior subordinated notes including $250,000,000 principal amount of 0% Series A convertible senior subordinated notes due 2008, or Series A notes due 2008, and $500,000,000 principal amount of 0% Series B convertible senior subordinated notes due 2010, or Series B notes due 2010. Note holders may convert the Series A notes due 2008 into shares of our common stock at a conversion price of $31.89 per share and the Series B notes due 2010 into shares of our common stock at a conversion price of $29.84 per share. In each case, the conversion price is subject to adjustment, at any time before close of business on December 15, 2008, in the case of the 0% Series A notes due 2008, or December 15, 2010, in the case of the 0% Series B notes due 2010. We may not redeem the notes prior to maturity. The net proceeds to us after offering costs were approximately $728,932,000. During September 2004, certain holders of our 0% Series A notes due 2008 and 0% Series B notes due 2010, agreed, in separately negotiated transactions, to convert $177,200,000 and $351,980,000 in aggregate principal amount of their 0% Series A notes due 2008 and 0% Series B notes due 2010, respectively, into an aggregate of 5,556,104 and 11,797,483 shares of our common stock, respectively. As an inducement to convert their notes, we paid the holders of the 0% Series A notes due 2008 and 0% Series B notes due 2010 aggregate cash payments of $23,868,000 and $45,900,000, respectively. At December 31, 2005, $72,800,000 and $148,020,000 of the 0% Series A notes due 2008 and 0% Series B notes due 2010, respectively, remained outstanding.

        In December 2003, we used approximately $94,820,000 of the proceeds from the issuance of 0% Series A convertible senior subordinated notes due 2008 and 0% Series B convertible senior subordinated notes due 2010 to purchase four series of call spread options on our common stock expiring at various dates between May 12, 2004 and December 9, 2005. The call spread options, which are now completed, could have been settled at our option in either net shares or in cash. During the second and fourth quarters of 2004, we settled series one and two for cash resulting in payments to us in the amount of $124,333,000. The first series of settled options expired at various dates beginning on May 12, 2004 and ending on June 9, 2004 and the second series of options expired at various dates beginning on November 11, 2004 and ending on December 9, 2004. During the second quarter of 2005, the third series of settled options expired at various dates beginning on May 12, 2005 and ending on June 9, 2005. We settled the third series for cash resulting in a payment to us in the amount of $123,798,000. In the fourth quarter of 2005, the fourth and final series expired in equal installments on each business day from November 11, 2005 through December 9, 2005. We elected to settle the fourth series in net shares for which we received 2,326,263 shares of our common stock, which we currently hold as treasury stock.

        On September 22, 2004, we issued $500,000,000 in principal amount of 0% convertible senior subordinated notes due 2024, or 0% notes due 2024. In connection with the sale of these notes, we incurred offering costs of approximately $14,190,000. The net proceeds to us after offering costs were approximately $485,810,000. We used $100,321,000 of the proceeds from the issuance of these notes to purchase 1,933,200 shares of our common stock which we recorded as treasury stock. At December 31, 2005, $500,000,000 of the 0% notes due 2024 remained outstanding.

        In order to reduce future cash interest payments, as well as future payments due at maturity, we may, from time to time, depending on market conditions, repurchase additional outstanding convertible debt for cash, exchange debt for shares of our common stock, warrants, preferred stock, debt or other considerations, or otherwise extinguish debt through a combination of any of the foregoing. If we exchange shares of our capital stock, or securities convertible into or exercisable for our capital stock, for outstanding convertible debt, the number of shares that we might issue as a result of such exchanges could significantly exceed the number of shares originally issuable upon conversion of such debt and, accordingly, such exchanges could result in material dilution to holders of our common stock. We cannot assure you that we will repurchase or exchange any additional outstanding convertible debt.

BioSphere

        BioSphere was a consolidated subsidiary from 1994 through July 2, 2001. As a result of a public offering of BioSphere common stock in 2001, our ownership of BioSphere was reduced from approximately 55% to 26%. Therefore, effective July 3, 2001, we changed the method of accounting for our investment in BioSphere from consolidating the results of BioSphere operations to the equity method. On November 10, 2004, we purchased, in a private placement, 4,000 shares of BioSphere Series A Convertible Preferred Stock and warrants to purchase an additional 200,000 shares of BioSphere common stock from BioSphere for an aggregate purchase price of $4,000,000. At December 31, 2005 and 2004, we owned 3,224,333 shares, or approximately 21% and 23%, respectively, of BioSphere's outstanding common stock. The fair market value of those shares was approximately $26,117,000 and $12,543,000 as of December 31, 2005 and 2004, respectively. In addition, as of December 31, 2005 and 2004 we owned 4,280 and 4,000 shares of Series A Convertible Preferred Stock, respectively, and warrants to purchase an additional 200,000 shares of common stock. Assuming conversion of the Series A Convertible Preferred Stock and the exercise of our warrants, we would own approximately 26% of BioSphere's common stock as of December 31, 2005. We have recorded $665,000, $1,485,000 and $1,921,000 as our share of BioSphere losses for the periods ended December 31, 2005, 2004 and 2003, respectively.

Contractual Obligations

        Contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude contingent liabilities for which we cannot reasonably predict future payment. The following chart summarizes our material contractual obligations as of December 31, 2005:

Contractual Obligations (In Thousands)	Total	2006	2007	2008	2009	2010	2010 and beyond
Convertible subordinated debt—principal(1)	$1,160,820	$—	$440,000	$72,800	$—	$—	$648,020
Convertible subordinated debt—interest(1)	24,750	22,000	2,750	—	—	—	—
Ross termination payments	3,000	3,000	—	—	—	—	—
ACADIA collaboration agreement	14,500	12,500	2,000	—	—	—	—
Capital lease obligations	2,583	2,063	386	134	—	—	—
Operating leases(2)	2,750	1,151	767	345	299	112	76
Purchase obligations(3)	320,759	310,137	10,622	—	—	—	—

Total material contractual cash obligations	$1,529,162	$350,851	$456,525	$73,279	$299	$112	$648,096

(1)
If the convertible subordinated debt were converted into common stock, these amounts would no longer be a contractual cash obligation.

(2)
Operating leases include the leased facility located at 33 Locke Drive, which we vacated in July 2002. The amounts reported include rent through the end of the lease in June 2007. We have, however, accrued $240,000 and $1,126,000 at December 31, 2005 and 2004, respectively, for our estimated cumulative future minimum lease obligation, net of estimated sublease income.

(3)
Purchase obligations relate to research and development commitments for new and existing products and open purchase orders for the acquisition of goods and services in the ordinary course of business. Our obligation to pay certain of these amounts may be reduced or eliminated based on certain future events.

        We have had no material related party activities in 2005 or 2004, other than those relating to the purchase of BioSphere Series A Convertible Preferred Stock and warrants.

Off-Balance Sheet Arrangements

        We do not have any off-balance sheet arrangements, other than operating leases in the normal course of business, or variable interest entities or activities that include non-exchange traded contracts accounted for at fair value.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk.

        We are exposed to market risk from changes in interest rates and equity prices, which could affect our future results of operations and financial condition. We manage our exposure to these risks through our regular operating and financing activities.

        Interest Rates:    Although our investments are subject to credit risk and interest rate risk, our investment policy specifies credit quality standards for our investments and our investment portfolio is monitored for compliance with our investment policy. The primary objective of the investment policy is the preservation of capital. Due to the conservative nature and relatively short duration of our investments, interest rate risk is mitigated.

        The interest rates on our convertible subordinated debt and capital lease obligations are fixed and, therefore, not subject to interest rate risk.

        Equity Prices:    Our convertible subordinated debt is sensitive to fluctuations in the price of our common stock into which the debt is convertible. Changes in equity prices would result in changes in the fair value of our convertible subordinated debt due to the difference between the current market price of the debt and the market price at the date of issuance of the debt. At December 31, 2005, a 10% decrease in the price of our common stock could have resulted in a decrease of approximately $129,086,000 on the net fair value of our convertible subordinated debt.

        Additionally, we have cost investments in the equity securities of ACADIA Pharmaceuticals, Inc. and Point Therapeutics, Inc. These investments had a market value of $10,609,000 and $1,495,000, respectively at December 31, 2005. A 10% decrease in the equity prices of these securities would result in a combined decrease of approximately $1,210,000 in our investments.

Item 8. Financial Statements and Supplementary Data.

        The financial statements and schedules required by this item are filed as Appendix A hereto and are listed under Item 15 below.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        There have been no disagreements with our Independent Registered Public Accounting Firm on accounting and financial disclosure matters.

Item 9A. Controls and Procedures.

Background of Restatement

        On August 9, 2006, our audit committee concluded that our consolidated financial statements as of and for the years ended December 31, 2005, 2004 and 2003 should be restated to record additional non-cash stock-based compensation expense resulting from prior stock option grants that were incorrectly accounted for under generally accepted accounting principles, or GAAP. The decision to restate our financial statements was based on the facts obtained by management and a review of our stock option grants and stock option practices that was conducted by a special committee of our Board of Directors. In June 2006, we were contacted by the Securities and Exchange Commission, or SEC, with respect to our stock option practices. As a result, in June 2006, we appointed a special committee of outside directors to conduct an internal review relating to our stock option grants and stock option practices. The special committee, with the assistance of outside counsel and outside accounting specialists, reviewed the stock option grants to our officers, directors and employees from 1996 to present. Our finance department also reviewed the stock option grants and stock option practices from 1996 to present.

        Based on these reviews, we have determined that the measurement dates for certain stock option grants to employees, officers and directors during prior periods differed from the recorded dates for such awards primarily due to the following circumstances: (i) stock option grants which specified effective dates that may have preceded the dates of receipt of all necessary signatures or approvals, finalization of lists specifying stock option grants or an employee's first date of employment; and (ii) stock option awards that were approved with exercise prices lower than fair market value on the effective date of grant. In addition, we have determined that (a) the modification of certain stock option grants in connection with an employee's termination of employment and (b) the exercise of certain stock options that had not vested prior to an employee's termination resulted in a new measurement date for such stock options. As a result, in the fiscal years ended December 31, 2005, 2004 and 2003, we are required to record adjustments to non-cash charges for additional stock-based compensation expense related to the vesting of stock options granted 2001 and prior.

Disclosure Controls

        In August 2006, under the supervision and with the participation of our management, including the Chief Executive Officer, the Chief Financial Officer, and the Executive Vice President, Finance and Administration, we re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2005. The term "disclosure controls and procedures," as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed in the reports that the company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon our re-evaluation and taking into account the results of the special committee's review, the Chief Executive Officer, the Chief Financial Officer and the Executive Vice President, Finance and Administration, have concluded that, as of December 31, 2005, our disclosure controls and procedures were effective at the reasonable assurance level.

        In light of the conclusions of our special committee's review of our stock option granting practices, we have re-evaluated the Report of Management on Internal Control Over Financial Reporting as of December 31, 2005. Based on this analysis, we have determined that there is no material weakness in our internal controls over financial reporting relating to the matters under review as of December 31, 2005.

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

        Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control—Integrated Framework. Management concluded that, based on its assessment, our internal control over financial reporting was effective as of December 31, 2005 based on those criteria. Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page F-2 of Appendix A to this Form 10-K/A.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

        The following documents are included in this Annual Report on Form 10-K/A.

  1.
  The following financial statements (and related notes) of the Company are included as Appendix A hereto and are filed as part of this Annual Report on Form 10-K/A:

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

  3.
  The Exhibits listed in the Exhibit Index immediately preceding the Exhibits filed as a part of this Annual Report on Form 10-K/A.

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

Date: September 12, 2006

APPENDIX A

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Sepracor Inc.:

        We have completed an integrated audit of Sepracor Inc.'s 2005 and 2004 consolidated financial statements and of its internal controls over financial reporting as of December 31, 2005 and 2004, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in shareholders' equity (deficit) and comprehensive income, and of cash flows present fairly, in all material respects, the financial position of Sepracor Inc. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As described in Note U to the consolidated financial statements, the Company has restated its 2005, 2004 and 2003 consolidated financial statements.

Internal control over financial reporting

        Also, in our opinion, management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing in item 9A on pages 60 to 62 of the Form 10-K/A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
March 16, 2006, except with respect to our opinion on the consolidated financial statements insofar as it relates to the restatement as described in Note U, as to which the date is September 12, 2006

SEPRACOR INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005 (as restated)	2004 (as restated)
	(In Thousands, Except Par Value Amounts)
ASSETS
Current assets:
Cash and cash equivalents	$178,144	$435,905
Short-term investments	666,615	303,303
Accounts receivable, net of allowances of $3,103 and $1,786 at December 31, 2005 and 2004	140,465	68,914
Inventories	38,951	13,086
Other current assets	22,370	18,722

Total current assets	1,046,545	839,930
Long-term investments	131,442	94,704
Property and equipment, net	72,467	70,860
Investment in affiliate	5,829	5,535
Deferred financing costs and patents, net	18,097	27,035
Other assets	117	1,054

Total assets	$1,274,497	$1,039,118

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$11,544	$5,772
Accrued expenses	187,409	126,701
Notes payable and current portion of capital lease obligation	2,030	1,926
Other current liabilities	76,923	69,711

Total current liabilities	277,906	204,110
Notes payable and capital lease obligation	1,260	2,529
Convertible subordinated debt	1,160,820	1,160,820
Other long-term liabilities	—	2,774

Total liabilities	1,439,986	1,370,233

Commitments and contingencies (Notes L and M)
Stockholders' equity (deficit)
Preferred stock, $1.00 par value, 1,000 shares authorized, none outstanding at December 31, 2005 and 2004	—	—
Common stock, $.10 par value, 240,000 and 240,000 shares authorized at December 31, 2005 and 2004, respectively; 108,354 and 105,309 shares issued; 104,093 and 103,376 shares outstanding, at December 31, 2005 and 2004, respectively	10,835	10,531
Treasury stock, at cost (4,261 and 1,933 shares at December 31, 2005 and 2004, respectively)	(232,028)	(100,321)
Additional paid-in capital	1,711,653	1,411,440
Accumulated deficit	(1,662,627)	(1,666,554)
Accumulated other comprehensive income	6,678	13,789

Total stockholders' equity (deficit)	(165,489)	(331,115)

Total liabilities and stockholders' equity (deficit)	$1,274,497	$1,039,118

The accompanying notes are an integral part of the consolidated financial statements.

SEPRACOR INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2005 (as restated)	2004 (as restated)	2003 (as restated)
	(In Thousands, Except Per Share Amounts)
Revenues:
Product sales	$769,685	$319,781	$286,819
Royalties	51,243	52,150	51,487
License fees and other revenues	—	8,946	5,734

Total revenues	820,928	380,877	344,040
Costs and expenses:
Cost of products sold	66,682	34,451	28,879
Cost of royalties earned	749	976	1,340
Research and development	144,504	159,974	220,224
Selling, marketing and distribution	585,771	358,034	173,032
General and administrative and patent costs	40,839	31,383	25,874

Total costs and expenses	838,545	584,818	449,349

Loss from operations	(17,617)	(203,941)	(105,309)
Other income (expense):
Interest income	27,462	8,470	6,179
Interest expense	(23,368)	(23,646)	(50,907)
Debt conversion expense	—	(69,768)	—
Loss on early extinguishment of debt	—	(7,022)	(4,645)
Equity in investee losses	(665)	(1,485)	(1,921)
Gain on sale of equity investment	18,345	—	18,524
Other income (expense)	(79)	482	157

Income (loss) before income taxes	4,078	(296,910)	(137,922)
Income taxes	151	—	—

Net income (loss) after income taxes	$3,927	$(296,910)	$(137,922)

Basic net income (loss) per common share	$0.04	$(3.23)	$(1.63)

Diluted net income (loss) per common share	$0.03	$(3.23)	$(1.63)

Shares used in computing basic and diluted net income (loss) per common share:
Basic	104,839	92,017	84,639
Diluted	118,162	92,017	84,639

The accompanying notes are an integral part of the consolidated financial statements.

SEPRACOR INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS'
EQUITY (DEFICIT) AND COMPREHENSIVE INCOME

(In Thousands)

	Common Stock		Treasury Stock					Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)
					Additional Paid-in Capital	Unearned Compensation	Accumulated Deficit
	Shares	Amount	Shares	Amount
					(as restated)		(as restated)		(as restated)
BALANCE AT DECEMBER 31, 2002	84,356	$8,436	—	$—	$814,534	$(52)	$(1,231,722)	$16,624	$(392,180)
Comprehensive income (loss):
Net loss							(137,922)		(137,922)
Foreign currency translation								(203)	(203)
Unrealized loss on marketable equity securities								(4,214)	(4,214)

Total comprehensive income (loss)									(142,339)
Issuance of common stock to employees under stock plans	669	67			8,023				8,090
Amortization of unearned compensation, net						52			52
Stock compensation					1,986				1,986
Purchased call options on 0% subordinated debt					(94,820)				(94,820)

BALANCE AT DECEMBER 31, 2003	85,025	$8,503	—	$—	$729,723	$—	$(1,369,644)	$12,207	$(619,211)
Comprehensive income (loss):
Net loss							(296,910)		(296,910)
Foreign currency translation								1,765	1,765
Unrealized loss on marketable equity securities								(183)	(183)

Total comprehensive income (loss)									(295,328)
Issuance of common stock to employees under stock plans	2,930	293			41,777				42,070
Issuance of common stock from conversion of subordinated convertible debentures	17,354	1,735			527,445				529,180
Deferred finance costs from the conversion of subordinated convertible debentures					(13,090)				(13,090)
Stock compensation					1,252				1,252
Settlement of call spread options for cash					124,333				124,333
Acquisition of treasury stock			1,933	(100,321)					(100,321)

BALANCE AT DECEMBER 31, 2004	105,309	$10,531	1,933	$(100,321)	$1,411,440	$—	$(1,666,554)	$13,789	$(331,115)
Comprehensive income (loss):
Net income							3,927		3,927
Foreign currency translation								527	527
Unrealized loss on marketable equity securities								(7,638)	(7,638)

Total comprehensive income (loss)									(3,184)
Issuance of common stock to employees under stock plans	3,045	304			43,743				44,047
Employee stock options exercised and settled with shares			2	(79)					(79)
Stock compensation					1,044				1,044
Settlement of call spread options for cash					123,798				123,798
Settlement of call spread options for stock			2,326	(131,628)	131,628				—

BALANCE AT DECEMBER 31, 2005	108,354	$10,835	4,261	$(232,028)	$1,711,653	$—	$(1,662,627)	$6,678	$(165,489)

The accompanying notes are an integral part of the consolidated financial statements.

SEPRACOR INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2005	2004	2003
	(as restated)	(as restated)	(as restated)
	(In Thousands)
Cash flows from operating activities:
Net income (loss)	$3,927	$(296,910)	$(137,922)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	17,154	18,751	19,551
Debt conversion expense	—	69,768	—
Loss on early extinguishment of debt	—	7,022	4,645
Gain on sale of equity investment	(18,345)	—	(18,524)
Stock compensation	1,044	1,252	1,986
Equity in investee losses	665	1,485	1,921
Provision for bad debt	—	—	192
(Gain) loss on disposal of property and equipment	803	—	(7)
Loss on write-off of patents	2,129	531	18,814
Changes in operating assets and liabilities:
Accounts receivable	(71,551)	(18,323)	(29,129)
Inventories	(25,695)	(5,838)	1,145
Other current assets	(3,626)	(1,120)	(562)
Accounts payable	5,669	(6,608)	7,398
Accrued expenses	60,729	3,152	11,594
Other liabilities	4,480	43,509	14,547

Net cash used in operating activities	(22,617)	(183,329)	(104,351)

Cash flows from investing activities:
Purchases of short and long-term investments	(1,293,075)	(490,613)	(283,656)
Sales and maturities of short and long-term investments	912,101	225,289	343,946
Additions to property and equipment	(13,728)	(11,393)	(4,692)
Proceeds from sale of property and equipment	—	—	90
Investment in affiliate	—	(4,000)	—
Investment in non-affiliate	(7,143)	—	—
Release of cash restrictions	—	1,500	—
Change in other assets	937	(513)	(144)

Net cash provided by (used in) investing activities	(400,908)	(279,730)	55,544

Cash flows from financing activities:
Net proceeds from issuance of common stock	43,968	42,070	8,090
Cash used for repurchase of convertible subordinated debt	—	(433,709)	(115,770)
Proceeds from sale of convertible subordinated debt	—	650,000	600,000
Costs associated with sale of convertible subordinated debt	—	(18,315)	(16,943)
Debt conversion payments	—	(69,768)	—
Purchase of call spread options in connection with sale of convertible debt	—	—	(94,820)
Settlement of call spread options	123,798	124,333	—
Repayments of long-term debt and capital leases	(2,175)	(1,230)	(1,039)
Acquisition of treasury stock	—	(100,321)	—

Net cash provided by financing activities	165,591	193,060	379,518

Effect of exchange rate changes on cash and cash equivalents	173	102	(347)

Net increase (decrease) in cash and cash equivalents	(257,761)	(269,897)	330,364
Cash and cash equivalents at beginning of year	435,905	705,802	375,438

Cash and cash equivalents at end of year	$178,144	$435,905	$705,802

Supplemental schedule of cash flow information:
Cash paid during the year for interest	$22,102	$25,787	$51,233
Cash paid during the year for income taxes	$151	$—	$—
Non cash activities:
Conversion of convertible subordinated debt	$—	$529,180	$—
Capital lease obligations incurred	$1,092	$4,707	$—

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A)    Nature of the Business

        Sepracor Inc. was incorporated in 1984 to research, develop and commercialize products for the synthesis and separation of pharmaceutical and biopharmaceutical compounds. We have become a research-based pharmaceutical company focused on the discovery, development and commercialization of differentiated products that address large and growing markets and unmet medical needs which can be marketed to primary care doctors through our sales force. Our corporate headquarters are located in Marlborough, Massachusetts.

        Our consolidated financial statements include the accounts of Sepracor Inc. and our wholly-owned subsidiaries, including Sepracor Canada Limited. Our consolidated financial statements include our investment in BioSphere Medical, Inc., or BioSphere, which is recorded under the equity method and our investments in Point Therapeutics, Inc., or Point Therapeutics (formerly known as Hemasure Inc. and HMSR Inc.) and ACADIA Pharmaceuticals Inc., or ACADIA, which we account for as marketable equity securities. During September 2005, we sold our ownership in Vicuron Pharmaceuticals Inc., or Vicuron (formerly known as Versicor, Inc.), which we had accounted for as marketable equity securities.

        We and our subsidiaries are subject to risks common to companies in the industry including, but not limited to, the safety, efficacy and successful development and regulatory approval of product candidates, fluctuations in operating results, protection of proprietary technology, limited sales and marketing experience, dependence on third-party collaboration partners and third-party sales efforts, limited manufacturing capacity, risk of product liability, compliance with government regulations and dependence on key personnel.

B)    Summary of Significant Accounting Policies

        Principles of Consolidation:    Our consolidated financial statements include our accounts and all of our wholly-owned subsidiaries accounts. All material intercompany transactions have been eliminated. Investments in affiliated companies, which are 20% to 50% owned, and over which we do not exercise control, are accounted for using the equity method. Investments in affiliated companies, which are less than 20% owned, and over which we do not exercise significant influence, are accounted for using the cost method.

        Use of Estimates and Assumptions in the Preparation of Financial Statements:    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the following: (1) the reported amounts of assets and liabilities, (2) the disclosure of contingent assets and liabilities at the dates of the financial statements and (3) the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates.

        Translation of Foreign Currencies:    The assets and liabilities of our international subsidiaries are translated into United States dollars using current exchange rates. Statement of operations amounts are translated at average exchange rates prevailing during the period. The resulting translation adjustment is recorded in accumulated other comprehensive income (loss). Foreign exchange transaction gains and losses are included in other income (expense).

        Cash and Cash Equivalents:    Cash equivalents are highly liquid, temporary cash investments having original maturity dates of three months or less.

        Short- and Long-Term Investments:    Short and long-term investments include government securities and corporate commercial paper, which can be readily purchased or sold using established markets. Those investments with a maturity of less than one year are classified as short-term. Short- and long-term investments are classified as either "available-for-sale" or "held-to-maturity". Available-for-sale investments are adjusted to their fair market value with unrealized gains and losses recorded as a component of accumulated other comprehensive income (loss). Realized gains and losses for securities classified as available-for-sale are included in earnings and are derived using the specific identification method for determining the cost of securities sold. Held-to-maturity investments are recorded at cost plus accrued amortization, which approximates fair value.

        Concentration of Credit Risk:    We have no significant off balance sheet concentration of credit risk. Financial instruments that potentially subject us to concentrations of credit risk primarily consist of the cash and cash equivalents, short- and long-term investments and trade accounts receivable. We place our cash, cash equivalents and short-term and long-term investments with high credit quality financial institutions.

        The percentage of total revenues from significant customers is as follows:

	Year Ended December 31,
	2005	2004	2003
Customer A	27%	23%	27%
Customer B	18%	15%	16%
Customer C	5%	9%	10%
Customer D	24%	24%	16%

        Certain prior year percentages have been reclassified to give effect for a merger of two of our customers.

        Accounts Receivable and Bad Debt:    Our trade receivables in 2005 and 2004 primarily represent amounts due from wholesalers, distributors and retailers of our pharmaceutical product. We perform ongoing credit evaluations of our customers and we generally do not require collateral. Bad debt write-offs were not significant in 2005, 2004 and 2003; however, we monitor our receivables closely because a few customers make up a large portion of our overall revenues.

        Inventories:    Inventories are stated at the lower of cost (first-in, first-out) or market using a standard cost method. We expense costs relating to inventory until such time as we receive approval from the FDA for a new product, and then we begin to capitalize the costs relating to that product. We write down our inventory for expiration and probable quality assurance and quality control issues identified in the manufacturing process.

        Amortization, Depreciation and Certain Long-Lived Assets:    Long-lived assets include:

    •
    Property and Equipment—Property and equipment are stated at cost. Costs of major additions and betterments are capitalized; maintenance and repairs, which do not improve or extend the life of the respective assets, are charged to operations. On disposal, the related cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations as other income (expense). Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Computers and software, which are recorded in office equipment, have estimated useful lives of three years. All laboratory, manufacturing and office equipment have estimated useful lives of three to ten years. Buildings have an estimated useful life of 30 years. Leasehold improvements are amortized over the shorter of the estimated useful lives of the improvements or the remaining term of the lease.

    •
    Deferred Financing Costs—Deferred finance costs relating to expenses incurred to complete convertible subordinated debt offerings are amortized evenly over the earlier of the term of the debt, or the date on which we can first be obligated to repurchase all or part of the debt.

    •
    Patents—Patent costs relating to expenses associated with the filing of patent applications are amortized evenly over their estimated useful lives.

        Long-lived assets are reviewed for impairment by comparing the undiscounted projected cash flows of the related assets with their carrying amount. Impairment tests take place at least annually or whenever significant adverse events in the business or industry takes place, when a significant change in the manner an asset is used takes place or when a projection or forecast demonstrates continued losses associated with the asset. Any write-downs are treated as permanent reductions in the carrying amount of the assets.

        Revenue Recognition:    We recognize revenue from product sales, upon delivery, when title to product and associated risk of loss has passed to our customer and collectability is reasonably assured. All revenues from product sales are recorded net of applicable allowances for returns, rebates and other applicable discounts and allowances.

        We receive royalties related to the manufacture, sale or use of products or technologies under license arrangements with third parties. For those arrangements where royalties are reasonably estimable, we recognize revenue based on estimates of royalties earned during the applicable period and adjust for differences between the estimated and actual royalties in the following quarter. Historically, these adjustments have not been material. For those arrangements where royalties are not reasonably estimable, we recognize revenue upon receipt of royalty statements from the licensee.

        License fees and other revenue include non-refundable upfront license fees, co-promotion agreement revenue, milestones and other revenue. Non-refundable upfront license fees are recorded as revenue over the related performance period or at such time when there are no remaining performance obligations. Co-promotion revenue is recognized when cash is received from our co-promotion partner, usually one quarter in arrears from when the revenue is recognized by our co-promotion partner, because this revenue is not reasonably estimable. Milestones are recorded as revenue when achieved and only if there are no remaining performance obligations and the fees are non-refundable.

        We record collaborative research and development revenue from research and development contracts over the term of the applicable contract, as we incur costs related to the contract.

        Rebate and Return Reserves:    Certain product sales qualify for rebates from standard list pricing due to government sponsored programs or other contractual agreements. We also allow for return of our product for up to one year after product expiration. We record an estimate for these allowances as reductions of revenue at the time product sales are recorded. We derive reserves for product returns and rebates through an analysis of historical experience updated for changes in facts and circumstances as appropriate and by utilizing reports obtained from external, independent sources. Reserves for rebate programs are shown as other current liabilities on our balance sheet and were $57,516,000 and $32,114,000 at December 31, 2005 and 2004, respectively. Reserves for returns are shown as other current liabilities on our balance sheet and were $16,269,000 and $8,654,000 at December 31, 2005 and 2004, respectively.

        Research and Development Expenses:    Research and development expenses are expensed as incurred. These expenses are comprised of the costs of our proprietary research and development efforts, including salaries, benefits, facilities costs, overhead costs, clinical trial and related clinical manufacturing costs, manufacturing costs related to non-FDA approved products, contract services and other outside costs, as well as costs incurred in connection with our third-party collaboration efforts. Milestone payments made by us to third parties under contracted research and development arrangements are expensed when the specific milestone has been achieved.

        Advertising Costs:    Advertising costs are expensed as incurred. These costs are comprised of media, agency and production expenses and are included in selling, marketing and distribution expense on the consolidated statements of operations. Advertising expense for the years ended December 31, 2005, 2004 and 2003 was $206,203,000, $32,917,000 and $15,274,000, respectively.

        Income Taxes:    We recognize deferred tax liabilities and assets for the estimated future tax consequences attributable to tax benefit carryforwards and to differences between the financial statement amounts of assets and liabilities and their respective tax basis. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. Accordingly, a valuation allowance has been established for the full amount of the deferred tax asset. Of the total valuation allowance of $723,167,000, approximately $149,020,000 relates to stock option compensation deductions. The tax benefit associated with the stock option compensation deductions will be credited to equity when realized.

        Derivatives:    We record all derivative instruments as either assets or liabilities in our consolidated balance sheet and measure those instruments at fair value and subsequent changes in fair value are reflected in current earnings. In November 2004, we acquired warrants to purchase 200,000 shares of BioSphere common stock. Based on the application of the Black-Scholes option pricing model which incorporates current stock price, expected stock price volatility, expected interest rates and the expected holding period of the warrants, we determined the estimated fair value of the warrants to be $959,000 at December 31, 2005. We estimated the warrants to have deminimis value at December 31, 2004.

        Comprehensive Income (Loss):    Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss), which includes foreign currency translation adjustments and unrealized gains and losses on available-for-sale investments.

        Basic and Diluted Net Loss Per Common Share:    Basic earnings (loss) per share ("EPS") excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based upon the weighted-average number of common shares outstanding during the period plus the additional weighted average potential common shares during the period. Potential common shares are not included in the per share calculations where the effect of their inclusion would be anti-dilutive. Potential common shares result from the assumed conversion of preferred stock, convertible subordinated debt and the assumed exercises of outstanding stock options, the proceeds of which are then assumed to have been used to repurchase outstanding stock options using the treasury stock method. Purchased call options are also not included in the per share calculations because including them would be anti-dilutive.

        For the year ended December 31, 2005, basic and diluted net income per common share is computed based on the weighted-average number of common shares outstanding during the period, however diluted net income for that period also includes the dilutive effect of common stock equivalents. For the years ended December 31, 2004 and 2003, basic and diluted net loss per common share is computed based on the weighted-average number of common shares outstanding during the period because the effect of potential common shares would be anti-dilutive. Certain securities were not included in the computation of diluted earnings per share for the years ended December 31, 2005,

2004 and 2003 because they would have an anti-dilutive effect due to net income or losses for such periods. These securities include the following:

        Options to purchase shares of common stock:

	2005	2004	2003
	(In Thousands, Except Per Share Data)
Number of options	1,919	12,724	13,645
Price range per share	$59.13 to $87.50	$5.00 to $87.50	$2.50 to $87.50

        Shares of common stock reserved for issuance upon conversion of convertible subordinated debt:

	2005	2004	2003
	(In Thousands)
5% convertible subordinated debentures due 2007	4,763	4,763	4,763
5.75% convertible subordinated notes due 2006	—	—	7,166
0% Series A convertible senior subordinated notes due 2008	—	2,283	6,271
0% Series B convertible senior subordinated notes due 2010	—	4,961	13,407

Total	4,763	12,007	31,607

        The 0% convertible subordinated notes due 2024 are not convertible as of December 31, 2005. If the notes were currently convertible, no shares of common stock would need to be reserved under the conversion formula for issuance upon conversion until our stock price exceeds $67.20 per share.

        Stock-Based Compensation:    We have elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," or APB 25, and related interpretations, in accounting for our stock-based compensation plans, rather than the alternative fair value accounting method provided for under FASB SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB 25, when the exercise price of stock options granted under these plans equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. However, when the exercise price of stock options granted under these plans is lower than the market price of the underlying stock on the date of grant, the intrinsic value of the award on that date is recorded as stock compensation expense recognized ratably over the vesting period.

        The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Year Ended December 31,
	2005 (as restated)	2004 (as restated)	2003 (as restated)
	(In Thousands)
Net loss attributable to common stockholders as reported	$3,927	$(296,910)	$(137,922)
Add: stock-based employee compensation expense included in restated results	1,044	1,252	1,986
Total stock-based employee compensation expense determined under fair value based method for all awards	(47,709)	(51,816)	(60,576)

Pro forma net loss	$(42,738)	$(347,474)	$(196,512)

Amounts per common share:
Basic—as reported	$0.04	$(3.23)	$(1.63)

Diluted—as reported	$0.03	$(3.23)	$(1.63)

Basic—pro forma	$(0.41)	$(3.78)	$(2.32)

Diluted—pro forma	$(0.36)	$(3.78)	$(2.32)

        The weighted-average per share fair value of options granted during 2005, 2004 and 2003 was $33.94, $28.87 and $9.25, respectively.

        The fair value of stock options and common shares issued pursuant to the stock option and stock purchase plans at the date of grant were estimated using the Black-Scholes model with the following weighted-average assumptions:

	Stock Options
	2005	2004	2003
Expected life (years)	5.0	5.0	6.0
Interest rate	3.98%	3.30%	3.25%
Weighted average volatility	62%	80%	80%

        We have never declared cash dividends on any of our capital stock and do not expect to do so in the foreseeable future.

        The effects on 2005, 2004, and 2003 pro forma net loss and net loss per share of expensing the estimated fair value of stock options and common shares issued pursuant to the stock option and stock purchase plans are not necessarily representative of the effects on reported results of operations for future years as options vest over several years and we intend to grant varying levels of stock options in future periods.

Recent Accounting Pronouncements:

        In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs—an amendment of ARB No. 43, Chapter 4," or SFAS 151, in an effort to conform U.S. accounting standards for inventories to International Accounting Standards. SFAS 151 requires idle facility expenses, freight, handling costs and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the relevant production facilities. SFAS 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect the adoption of SFAS 151 to have a material impact on our financial condition or our results of operations.

        In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment", or SFAS No. 123(R), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB 25, "Accounting for Stock Issued to Employees." SFAS No. 123(R) requires compensation costs relating to share-based payment transactions be recognized in financial statements. The pro forma disclosure previously permitted under SFAS No. 123 will no longer be an acceptable alternative to recognition of expenses in the financial statements. SFAS No. 123(R) is effective as of the beginning of the first annual reporting period that begins after June 15, 2005, with early adoption encouraged. We currently measure compensation costs related to share-based payments under APB 25, as allowed by SFAS No. 123, and provide disclosure in notes to financial statements as required by SFAS No. 123. We are required to adopt SFAS No. 123(R) starting from the first fiscal quarter of 2006. We expect the adoption of SFAS No. 123(R) will have a material adverse impact on our results of operations and net income per share.

        In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29," or SFAS 153. The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The amendment also eliminates the narrow exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. The provisions of SFAS 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not expect the adoption of SFAS 153 to have a material impact on our financial condition or our results of operations.

        In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3." This statement changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. APB No. 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This statement requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS 154 are effective for fiscal years beginning after December 15, 2005. We do not expect this statement to have a material impact on our financial condition or our results of operations.

        In September 2005, the FASB reached a final consensus on Emerging Issues Task Force ("EITF") Issue No. 04-13, "Accounting for Purchases and Sales of Inventory with the Same Counterparty." EITF 04-13 concludes that two or more legally separated exchange transactions with the same counterparty should be combined and considered as a single arrangement for purposes of applying APB Opinion No. 29, "Accounting for Nonmonetary Transactions," when the transactions were entered into "in contemplation" of one another. The consensus contains several indicators to be considered in assessing whether two transactions are entered into in contemplation of one another. If, based on consideration of the indicators and the substance of the arrangement, two transactions are combined and considered a single arrangement, an exchange of finished goods inventory for either raw material or work-in-process should be accounted for at fair value. The provisions of EITF 04-13 are applied to transactions completed in reporting periods beginning after March 15, 2006. We do not expect this to have a material impact on our financial condition.

        In November 2005, the FASB issued FASB Staff Position ("FSP") SFAS No. 115-1 and SFAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends FASB Statements No. 115, "Accounting for Certain Investments in Debt and Equity Securities", and APB Opinion No. 118, "The Equity Method of Accounting for Investments in Common Stock." The FSP is effective for reporting periods beginning after December 15, 2005. We do not expect this to have a significant impact on the carrying value of the our investments.

C)    Investment in Affiliate

        BioSphere was a consolidated subsidiary from 1994 through July 2, 2001. As a result of a public offering by BioSphere in 2001, our ownership of BioSphere was reduced from approximately 55% to 26%. Therefore, effective July 3, 2001, we changed the method of accounting for our investment in BioSphere from consolidating the results of BioSphere operations to the equity method. On November 10, 2004, we purchased from BioSphere, in a private placement, 4,000 shares of BioSphere Series A Convertible Preferred Stock and warrants to purchase an additional 200,000 shares of BioSphere common stock for an aggregate purchase price of $4,000,000. The Series A Convertible Preferred Stock is convertible into common shares at a conversion price of $4.00 per share and pays quarterly dividends of 6% per annum in cash or additional shares of Series A Convertible Preferred Stock at BioSphere's election.

        At December 31, 2005 and 2004, we owned 3,224,333 shares, or approximately 21% and 23%, respectively, of BioSphere's outstanding common stock. The fair market value of those shares was approximately $26,117,000 and $12,543,000 as of December 31, 2005 and 2004, respectively. In addition, as of December 31, 2005 and 2004 we owned 4,280 and 4,000 shares of Series A Convertible Preferred Stock, respectively, and warrants to purchase an additional 200,000 shares of common stock, which based on the application of the Black-Scholes option pricing model, we determined the estimated fair value of the warrants to be $959,000 and $0 at December 31, 2005 and December 31, 2004, respectively, which was recorded as an investment in affiliate. Assuming conversion of the Series A Convertible Preferred Stock and the exercise of our warrants, we would own approximately 26% and 27% of BioSphere's common stock as of December 31 2005 and 2004, respectively. We recorded $665,000 and $1,485,000 as our share of BioSphere's losses for the years ended December 31, 2005 and 2004, respectively.

D)    Cash, Cash Equivalents and Short-Term and Long-Term Investments

        Cash, cash equivalents and restricted cash consist of the following at December 31:

	2005	2004
	(In Thousands)
Cash and cash equivalents:
Cash and money market funds	$158,283	$433,855
Corporate and government commercial paper	19,861	2,050

Total cash, cash equivalents and restricted cash	$178,144	$435,905

        Due to the nature of our investments, amortized cost approximates market value as of December 31, 2005 and 2004.

        Short and long-term investments classified as available-for-sale or held-to-maturity consist of the following at December 31:

	2005		2004
	Available- For-Sale	Held-to-Maturity	Available- For-Sale	Held-to-Maturity
	(In Thousands)
Due within 1 year:
Corporate and bank obligations	$47,235	$136,276	$30,900	$43,333
Government and agency securities	1,510	481,594	17,091	211,979
Equity securities	—	—	—	—
Due in greater than 1 year:
Corporate and bank obligations	36,538	52,800	27,450	10,000
Government and agency securities	—	30,000	—	42,957
Equity securities	12,104	—	14,297	—

Total short-term and long-term investments	$97,387	$700,670	$89,738	$308,269

        Held-to-maturity securities are recorded at cost plus accrued amortization, which approximates fair value. Realized gains and losses on held-to-maturity securities were insignificant in 2005 and 2004.

        Available-for-sale securities are carried at fair market value with unrealized gains and losses recorded as a component of accumulated other comprehensive income (loss). Realized gains and losses on available-for-sale securities were $18,345,000 in 2005 and insignificant in 2004. Unrealized holding losses greater than one year were immaterial in 2005 and 2004. The following is a summary of available-for-sale securities:

Type of Security	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
December 31, 2005
Corporate and bank obligations	$83,949	$19	$195	$83,773
Government and agency securities	1,515	—	5	1,510
Equity securities	7,143	4,961	—	12,104

	$92,607	$4,980	$200	$97,387

Type of Security	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
December 31, 2004
Corporate and bank obligations	$58,551	$4	$205	$58,350
Government and agency securities	17,099	1	9	17,091
Equity securities	1,132	13,165	—	14,297

	$76,782	$13,170	$214	$89,738

        Our available-for-sale securities include our equity investments in Point Therapeutics Inc. and ACADIA at December 31, 2005 and Point Therapeutics Inc and Vicuron at December 31, 2004.

        HemaSure Inc. was originally established as our subsidiary in 1995. From that time until March 31, 2002, we recorded our investment in HemaSure Inc. as an equity investment. On May 29, 2001, following a sale of most of its assets to Whatman Bioscience Inc., HemaSure Inc. changed its corporate name to HMSR Inc. On March 15, 2002, HMSR Inc. completed a merger with Point Therapeutics, Inc. Following the merger, we changed the accounting method for our investment in Point Therapeutics, Inc. from the equity method to the cost method primarily because we determined that we no longer had significant influence over the operations of Point Therapeutics, Inc. At December 31, 2005 and 2004, we owned 433,333 shares, or approximately 1.3% and 2.4%, respectively, of Point Therapeutics, Inc. and this investment had a market value of approximately $1,495,000 and $2,323,000, respectively.

        Vicuron was originally established as our subsidiary in 1995. From that time until August 2000, we recorded our investment in Vicuron as an equity investment. In August 2000, Vicuron completed an initial public offering of 5,290,000 shares of its common stock. As a result of the initial public offering, we changed the accounting method for our investment in Vicuron from consolidating the results of Vicuron operations to the cost method. During the third and fourth quarters of 2003, we sold, on the open market, 1,170,000 shares of Vicuron common stock for net proceeds of $20,448,000 and recognized a gain of $18,524,000. On June 15, 2005, Vicuron entered into an agreement and plan of merger, or merger agreement, with Pfizer, Inc., where Pfizer agreed to purchase all outstanding shares of Vicuron for a purchase price of $29.10 per share in cash. The merger closed on September 11, 2005 and we received cash proceeds of approximately $20,014,000 in exchange for our 687,766 shares of Vicuron common stock. In accordance with the cost method and the classification of our investment in Vicuron as available-for-sale, we were carrying our investment at fair market value with the corresponding unrealized gain recorded through equity. Upon closing of the merger, we recognized the unrealized gain of approximately $18,345,000 and included that amount in other income on the consolidated statements of operations. At December 31, 2005, we had no ownership in Vicuron. At December 31, 2004, we owned 687,766 shares, or approximately 1.1% of Vicuron and this investment had a market value of approximately $11,974,000.

        On January 10, 2005, we entered into a license, option and collaboration agreement, or collaboration, with ACADIA Pharmaceuticals Inc., or ACADIA, for the development of new drug candidates targeted toward the treatment of central nervous system disorders. The collaboration has been established to investigate potential clinical candidates resulting from screening ACADIA's medicinal chemistry compound library against a broad array of selective muscarinic receptors, which are receptors that respond to acetylcholine, a neurotransmitter in the central nervous system. The collaboration includes ACADIA's m1 agonist program, which is designed to target neuropsychiatric/neurologic conditions and neuropathic pain. We have agreed to collaborate with each other to research and develop certain compounds that interact with these muscarinic receptors. We are permitted to develop and commercialize these compounds in any field outside of the prevention or treatment of ocular disease. The agreement also includes an option to select a preclinical program from ACADIA's 5-HT2a program for use in combination with LUNESTA. Antagonists of the 5-HT2a receptor have been shown in clinical studies to affect sleep architecture in humans. We will have exclusive worldwide rights to develop and commercialize compounds developed under our collaboration with ACADIA.

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

        In connection with the ACADIA collaboration, we purchased 1,077,029 shares of ACADIA common stock for an aggregate purchase price of $10,000,000, which represented a 40 percent premium over its trading value. We recorded the premium amount of $2,857,000 as research and development expense and the remaining amount of $7,143,000 as an investment in ACADIA, which we have classified as an available-for-sale security. We will adjust this investment to its fair value at each reporting date with unrealized gains and losses recorded as a component of accumulated other comprehensive income (loss). Subject to certain conditions, we also agreed to purchase up to an additional $10,000,000 of ACADIA common stock at a 25 percent premium over its trading value as of the one-year anniversary of the signing of the agreement.

E)    Accounts Receivable

        Our trade receivables in 2005 and 2004 primarily represent amounts due from wholesalers, distributors and retailers of our pharmaceutical product. We perform ongoing credit evaluations of our customers and generally do not require collateral. Our allowance for doubtful accounts was $470,000 and $510,000 at December 31, 2005 and 2004, respectively, and our allowance for payment term discounts related to accounts receivable was $2,633,000 and $1,276,000 at December 31, 2005 and 2004, respectively.

        Customers with amounts due that represent greater than 10% of our accounts receivable balance are as follows at December 31:

	2005	2004
Customer A	26%	37%
Customer B	28%	32%
Customer C	25%	10%

F)    Inventories

        Inventories consist of the following at December 31:

	2005	2004
	(In Thousands)
Raw materials	$21,780	$3,905
Work in progress	—	292
Finished goods	17,171	8,889

	$38,951	$13,086

G)   Property and Equipment

        Property and equipment consist of the following at December 31:

	2005	2004
	(In Thousands)
Land	$4,125	$4,121
Building	46,457	45,842
Laboratory and manufacturing equipment	35,512	28,436
Office equipment	43,568	37,330
Leasehold improvements	2,786	5,847

	132,448	121,576
Accumulated depreciation and amortization	(59,981)	(50,716)

	$72,467	$70,860

        Property and equipment under capital leases at December 31, 2005 and 2004 was $6,824,000 and $4,707,000, respectively. Accumulated amortization related to property and equipment under capital leases at December 31, 2005 and 2004 was $3,743,000 and $1,675,000, respectively. Depreciation expense was $12,689,000, $13,208,000 and $10,793,000 including amortization on capital leases of $2,067,000, $1,675,000 and $875,000, for the years ended December 31, 2005, 2004 and 2003, respectively.

H)   Deferred Financing Costs and Patents

        Deferred financing costs and patents, net, consist of the following at December 31:

	2005	2004
	(In Thousands)
Deferred finance costs, gross	$34,440	$34,440
Accumulated amortization	(17,474)	(11,200)

Deferred finance costs, net	$16,966	$23,240

Patents, gross	$2,785	$6,439
Accumulated amortization	(1,654)	(2,644)

Patents, net	$1,131	$3,795

        During 2005, we wrote off the remaining unamortized patents and other intangible assets of $2,129,000 related to various compounds we are no longer pursuing. During 2003, we discontinued development of SOLTARA brand tecastemizole and wrote off the remaining unamortized patents and other intangible assets of $18,814,000 related to tecastemizole, which was included in research and development expense on the consolidated statement of operations.

        Amortization of intangible assets is computed on the straight-line method based on the estimated useful lives of the assets. The following schedule details our amortization expense related to patents and deferred financing costs:

	Year Ended December 31,
	2005	2004	2003
	(In Thousands)
Amortization of deferred finance costs	$6,274	$4,831	$4,870
Amortization of patents	535	667	1,810

Total amortization	$6,809	$5,498	$6,680

        The estimated aggregate amortization expense for each of the next five years is as follows: 2006, $5,973,000; 2007, $4,344,000; 2008, $3,994,000; 2009, $2,861,000; and 2010, $729,000.

        We have no goodwill recorded at December 31, 2005 or 2004.

I)     Accrued Expenses and Other Current Liabilities

        Accrued expenses and other current liabilities consist of the following at December 31:

	2005	2004
	(In Thousands)
Research and development costs	$19,394	$33,540
Sales and marketing costs	51,264	41,409
Interest on convertible subordinated debt	8,250	8,250
Compensation costs	72,310	26,924
Other	36,191	16,578

Total accrued expenses	$187,409	$126,701

Revenue reserves	$73,785	$40,768
Current portion of Ross termination payment	2,887	28,847
Other	251	96

Total other current liabilities	$76,923	$69,711

J)    Notes Payable and Capital Lease Obligations

        Notes payable and capital lease obligations consist of the following at December 31:

	2005	2004
	(In Thousands)
Government grant from Nova Scotia Department of Economic Development(1)	$767	$850
Obligations under capital leases (See Note L)	2,523	3,605

	3,290	4,455

Less current portion	(2,030)	(1,926)

Total	$1,260	$2,529

(1)
Our wholly-owned subsidiary, Sepracor Canada Limited, has a Canadian Government grant which Sepracor Canada Limited may be required to repay if it fails to meet certain conditions. The grant is recorded as debt and is being amortized over the useful lives of the related capital assets.

K)   Convertible Subordinated Debt

        Convertible subordinated debt, including current portion, consists of the following at December 31:

	2005		2004
	Carrying Amount	Fair Value(1)	Carrying Amount	Fair Value(1)
	(In Thousands)
5% convertible subordinated debentures due 2007	$440,000	$437,800	440,000	460,372
0% Series A convertible senior subordinated notes due 2008	72,800	119,028	72,800	137,721
0% Series B convertible senior subordinated notes due 2010	148,020	259,035	148,020	307,142
0% convertible senior subordinated notes due 2024	500,000	475,000	500,000	540,515

Total	$1,160,820	$1,290,863	$1,160,820	$1,445,750

(1)
The fair value of all the convertible subordinated debt is from a quoted market source.

        In December 1998, we issued $300,000,000 in principal amount of 7% convertible subordinated debentures due 2005, or 7% debentures. As part of the sale of the 7% debentures, we incurred $9,919,000 of offering costs, which were recorded as other assets and were being amortized over seven years, the term of the 7% debentures. Our net proceeds after offering costs were approximately $290,081,000. In March and April 2002, we exchanged $57,000,000 of our 7% debentures in privately negotiated transactions for 2,280,696 shares of our common stock. We recorded, as debt conversion expense, associated inducement costs of $26,599,000, which represented the fair market value of the 1,367,784 additional shares of common stock issued as an inducement to the holders for conversion of their 7% debentures. In September and October 2002, we repurchased, in privately negotiated transactions, an aggregate of $131,090,000 face value of our 7% debentures, for an aggregate consideration of approximately $87,186,000 in cash, including accrued interest. This repurchase resulted in approximately $44,265,000 being recorded as a gain on early extinguishment of debt in 2002. In July 2003, we redeemed the remaining outstanding $111,870,000 face value of our 7% debentures for aggregate cash consideration of $115,226,000, excluding accrued interest. As a result of this redemption, we recorded a loss on early extinguishment of debt of approximately $4,645,000, including the write-off of $1,289,000 of deferred financing costs.

        In February 2000, we issued $400,000,000 in principal amount of 5% convertible subordinated debentures due 2007, or 5% debentures. On March 9, 2000, we issued an additional $60,000,000 in principal amount of 5% debentures pursuant to an option granted to the initial purchaser of the 5% debentures. The 5% debentures are convertible into common stock, at the option of the holder, at a price of $92.38 per share and bear interest at 5% payable semi-annually, commencing on August 15, 2000. The 5% debentures are redeemable at our option if the trading price of our common stock exceeds $110.86, which is equal to 120% of the conversion price, for 20 trading days in a period of 30 consecutive trading days. We may be required to repurchase the 5% debentures at the option of the holders if there is a change in control of Sepracor. As part of the sale of the 5% debentures, we incurred $14,033,000 of offering costs, which were recorded as other assets and are being amortized over seven years, the term of the 5% debentures. Our net proceeds after offering costs were approximately $445,967,000. In March 2002, we exchanged $20,000,000 of our 5% debentures in privately negotiated transactions for 640,327 shares of our common stock. We charged, to debt conversion expense, associated inducement costs of $8,659,000, which represented the fair market value of the 423,830 additional shares of common stock issued as an inducement to the holders for conversion of their 5% debentures. At December 31, 2005 and 2004, $440,000,000 of our 5% debentures remained outstanding.

        In November 2001, we issued $400,000,000 in principal amount of 5.75% convertible subordinated notes due 2006, or 5.75% notes. In December 2001, we issued an additional $100,000,000 in principal amount of 5.75% notes pursuant to an option granted to the initial purchaser of the 5.75% notes. As part of the sale of the 5.75% notes, we incurred offering costs of $14,311,000 which were recorded as other assets and were being amortized over five years, which is the term of the 5.75% notes. Our net proceeds after offering costs were approximately $485,689,000. In March and April 2002, we exchanged $70,000,000 of our 5.75% notes in privately negotiated transactions for 2,790,613 shares of our common stock. We recorded as other expense, associated inducement costs of $28,000,000, which represented the fair market value of the 1,623,947 additional shares of common stock issued as an inducement to the holders for conversion of their 5.75% notes. On January 9, 2004, using funds from our December 2003 issuance of 0% Series A notes due 2008 and Series B notes due 2010, we redeemed the remaining outstanding $430,000,000 principal amount of our 5.75% convertible subordinated notes due 2006 for an aggregate redemption price of $433,709,000, including approximately $3,709,000 in accrued interest. As a result of this redemption, we recorded a loss of approximately $7,022,000 related to the write-off of deferred financing costs in the first quarter of 2004. At December 31, 2005 and 2004, none of the 5.75% notes remained outstanding.

        In December 2003, we issued an aggregate of $600,000,000 of 0% convertible senior subordinated notes, or 0% notes. We issued $200,000,000 in principal amount as 0% Series A convertible senior subordinated notes due 2008, or 0% Series A notes due 2008, and $400,000,000 in principal amount as 0% Series B convertible senior subordinated notes due 2010, or 0% Series B notes due 2010. The 0% notes are convertible into common stock, at the option of the holder, at a price of $31.89 and $29.84 per share for the 0% Series A notes due 2008 and 0% Series B notes due 2010, respectively. The 0% notes do not bear interest and are not redeemable. We may be required to repurchase the 0% notes at the option of the holders if there is a change in control of Sepracor or the termination of trading of our common stock on the Nasdaq or similar markets. As part of the sale of the 0% notes, we incurred offering costs of $16,943,000, which have been recorded as deferred financing costs and are being amortized over the term of the notes on a pro-rata basis based on the total amount of Series A and Series B notes issued. On January 15, 2004, pursuant to an option granted to the initial purchasers of our 0% notes, we issued an additional $50,000,000 of 0% Series A notes due 2008 and $100,000,000 of 0% Series B notes due 2010. These notes have the same terms and conditions as our previously issued 0% Series A notes due 2008 and 0% Series B notes due 2010. Net of issuance costs, our proceeds were approximately $145,875,000. The issuance costs have been recorded as deferred financing costs and are being amortized over 4 and 6 years, respectively, the remaining term of the debt. During September 2004, certain holders of our 0% Series A notes due 2008 and 0% Series B notes due 2010, agreed, in separately negotiated transactions, to convert $177,200,000 and $351,980,000 in aggregate principal amount of their 0% Series A notes due 2008 and 0% Series B notes due 2010, respectively, into an aggregate of 5,556,104 and 11,797,483 shares of our common stock, respectively. As an inducement to convert their notes, we paid the holders of the 0% Series A notes due 2008 and 0% Series B notes due 2010 aggregate cash payments of $23,868,000 and $45,900,000, respectively. These amounts were recorded as a loss on conversion of convertible notes. Deferred financing costs related to the converted 0% Series A notes due 2008 and 0% Series B notes due 2010 of $4,244,000 and $8,846,000, respectively, were netted against the amount of debt converted into equity. At December 31, 2005 and 2004, $72,800,000 and $148,020,000 of the 0% Series A notes due 2008 and 0% Series B notes due 2010, respectively, remained outstanding.

        On September 22, 2004, we issued $500,000,000 in principal amount of 0% convertible senior subordinated notes due 2024, or 0% notes due 2024. The 0% notes due 2024 are convertible, at the option of the holder upon certain specified circumstances, into cash and, if applicable, shares of our common stock, at an initial price of $67.20 per share, subject to adjustment. Holders may convert the notes into cash and, if applicable, shares of our common stock at a conversion rate of 14.8816 shares of common stock per $1,000 principal amount of notes (which is equal to a conversion price of approximately $67.20 per share), subject to adjustment, before the close of business on the business day immediately preceding October 15, 2024 only under the following circumstances:

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

        Upon conversion of the notes, if the adjusted conversion value of the notes, which is defined as the product of (1) the conversion rate in effect on the conversion date; and (2) the average of the daily volume weighted average price of our common stock for each of the five consecutive trading days beginning on the second trading day immediately following the day the notes are tendered for conversion, is less than or equal to the principal amount of the notes, then we will convert the notes for an amount in cash equal to the adjusted conversion value of the notes. If the adjusted conversion value of the notes is greater than the principal amount of the notes, then we will convert the notes into whole shares of our common stock for an amount equal to the adjusted conversion value of the notes less the principal amount of the notes, plus an amount in cash equal to the principal amount of the notes plus the cash value of any fractional shares of our common stock. During 2005, none of the listed circumstances occurred resulting in a conversion of debt.

        The notes do not bear interest. On or after October 20, 2009, we have the option to redeem for cash all or part of the notes at any time at a redemption price equal to 100% of the principal amount of the notes to be redeemed. We may be required by the note holders to repurchase for cash all or part of the notes on October 15 of 2009, 2014 and 2019 at a repurchase price equal to 100% of the principal amount of the notes to be repurchased. We may be required to repurchase for cash all or part of the notes upon a change in control of Sepracor or a termination of trading of our common stock on the Nasdaq or similar markets at a repurchase price equal to 100% of the principal amount of the notes to be repurchased. In connection with the sale of the notes, we incurred offering costs of approximately $14,190,000, which have been recorded as deferred financing costs and are being amortized over 5 years, the note holders first potential redemption date. At December 31, 2005 and 2004, $500,000,000 of the 0% notes due 2024 remained outstanding.

L)    Commitments and Contingencies

        Future minimum lease payments under all non-cancelable leases in effect at December 31, 2005, are as follows:

Year	Operating Leases	Capital Leases
	(In Thousands)
2006	$1,151	$2,063
2007	767	386
2008	345	134
2009	299	—
2010	112	—
Thereafter	76	—

Total minimum lease payments	$2,750	2,583

Less amount representing interest		(60)

Present value of minimum lease payments		$2,523

        Future minimum lease payments under operating leases relate primarily to our vacated office, laboratory and production facilities at 33 Locke Drive, and our office facilities at 111 Locke Drive, both in Marlborough, Massachusetts. Additionally in the second half of 2004 we entered into four leases for office space for our regional sales offices. Most of the lease terms provide options to extend the leases and require us to pay our allocated share of taxes and operating costs in addition to the annual base rent payments. In July 2002, we completed the move out of our leased facilities at 33 and 111 Locke Drive, and moved into our newly constructed research and development and corporate office building in the Solomon Pond Corporate Center at 84 Waterford Drive, Marlborough, Massachusetts. Due to expansion related to the launch of LUNESTA, we reoccupied our former office space at 111 Locke Drive in June 2004. The above table includes costs of these operating leases through 2007; however, we accrued $2,263,000 for our estimated cumulative future minimum lease obligation under these leases net of estimated future sublease rental income through the term of the leases. In June 2003 and December 2004, due to revisions of our previously estimated future sublease income, we recorded additional accruals of $1,405,000 and $1,313,000, respectively. As of December 31, 2005 and 2004 the remaining accruals were $240,000 and $1,126,000, respectively.

        Our capital leases relate primarily to telephone systems and computer equipment purchased under capital lease agreements.

        Rental expense under operating leases amounted to $833,000, $895,000 and $899,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

        We enter into standard indemnification agreements in our ordinary course of business, under which we indemnify and hold harmless certain parties, including customers such as wholesalers, against claims, liabilities and losses brought by third parties to the extent that the claims arise out of (1) injury or death to person or property caused by defect in our product, (2) negligence in the manufacture or distribution of the product or (3) a material breach by Sepracor. We have no liabilities recorded for these guarantees at December 31, 2005 and, if liabilities were incurred, we have insurance policies covering product liabilities, which would mitigate any losses.

        We have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited, however, we believe the fair value of these indemnification agreements is minimal.

M)   Litigation

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

N)    Stockholders' Equity (Deficit)

        In December 2003, we used approximately $94,820,000 of the proceeds from the issuance of 0% Series A convertible senior subordinated notes due 2008 and 0% Series B convertible senior subordinated notes due 2010 to purchase four series of call spread options on our common stock expiring at various dates between May 12, 2004 and December 9, 2005. The call spread options could have been settled at our option in either net shares or in cash. Settlement of the call spread options in net shares on the expiration date would result in us receiving a number of shares, not to exceed 19,700,000 shares of our common stock with a value equal to the amount otherwise receivable on cash settlement.

        During the second quarter of 2005, the third series of settled options expired at various dates beginning on May 12, 2005 and ending on June 9, 2005. We settled the third series for cash resulting in a payment to us in the amount of approximately $123,798,000. We recorded the full amount of the call spread option settlements as an increase to additional paid-in capital in accordance with EITF 00-19. In the fourth quarter of 2005, the fourth and final series expired in equal installments on each business day from November 11, 2005 through December 9, 2005. We elected to settle the fourth series receiving 2,326,263 shares of our common stock. These shares are being held in treasury at cost and were recorded as increase in additional paid in capital.

        During the second and fourth quarters of 2004, we settled series one and two for cash resulting in payments to us in the amount of $124,333,000. The first series of settled options expired at various dates beginning on May 12, 2004 and ending on June 9, 2004 and the second series of options expired at various dates beginning on November 11, 2004 and ending on December 9, 2004. We recorded the full amount of the call spread option settlements as an increase to additional paid-in capital in accordance with EITF 00-19.

Preferred Stock

        Our board of directors is authorized, without stockholder approval, but subject to any limitations prescribed by law, to issue up to 1,000,000 shares of preferred stock, in one or more series. Each such series will have such rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, as will be determined by the board of directors.

Treasury Stock

        In November 2005, we received 2,326,263 shares of our common stock upon the settlement of call spread options we purchased in December 2003. The shares are being held in treasury at cost and may be issued in connection with our employee stock purchase plan and other corporate purposes.

        On September 22, 2004, we purchased 1,933,200 shares of our common stock for approximately $100,321,000, including transaction costs of $394,000. The shares are being held in treasury at cost and may be issued in connection with our employee stock purchase plan and other corporate purposes.

Accumulated Other Comprehensive Income

        The components of accumulated other comprehensive income at December 31, 2005 and 2004 were as follows:

	2005	2004
	(In Thousands)
Net unrealized gains on securities available for sale	$4,779	$12,417
Foreign currency translation	1,899	1,372

Total	$6,678	$13,789

O)   Stock Plans

        We have stock-based compensation plans, which are described below. We record the issuance of stock options using APB 25 and related interpretations in accounting for our plans.

        The 1997 Stock Option Plan, or 1997 Plan, permits us to grant non-qualified stock options, or NSOs, to purchase up to 1,000,000 shares of common stock to our employees and consultants. Executive officers are not entitled to receive stock options under the 1997 Plan. NSOs granted under the 1997 Plan have a maximum term of ten years from the date of grant and generally vest over five years.

        The 1999 Director Stock Option Plan, or 1999 Director Plan, permits us to grant NSOs to purchase up to 1,800,000 shares of common stock to our non-employee directors. Options granted under the 1999 Director Plan have a maximum term of ten years from the date of grant and have an exercise price not less than the fair value of the stock on the date of grant and generally vest over a period of one to five years.

        The 2000 Stock Incentive Plan, or 2000 Plan, permits us to grant incentive stock options, or ISOs, NSOs and restricted stock awards to purchase up to 9,500,000 shares of common stock to our employees, officers, directors and consultants. Stock options granted under the 2000 Plan have a maximum term of ten years from the date of grant, have an exercise price not less than the fair value of the stock on the grant date and generally vest over five years. In May 2002, the stockholders approved an amendment to the 2000 Plan increasing the number of shares of common stock that could be granted under the 2000 Plan from 2,500,000 shares to 4,000,000 shares. In May 2003, the stockholders approved an amendment to the 2000 Plan increasing the number of shares of common stock that could be granted under the 2000 Plan from 4,000,000 shares to 5,500,000 shares. In May 2004, the stockholders approved an amendment to the 2000 Plan increasing the number of shares of common stock that could be granted under the 2000 Plan from 5,500,000 shares to 8,000,000 shares. In May 2005, the stockholders approved an amendment to the 2000 Plan increasing the number of shares of common stock that could be granted under the 2000 Plan from 8,000,000 shares to 9,500,000 shares.

        The 2002 Stock Incentive Plan, or 2002 Plan, permits us to grant NSOs and restricted stock awards to purchase up to 4,000,000 shares of common stock to our employees, other than executive officers. Stock options granted under the 2002 Plan have a maximum term of ten years from the date of grant, have an exercise price not less than the fair value of the stock on the grant date and generally vest over five years. In June 2002, the Board of Directors approved an amendment to the 2002 Plan increasing the number of shares of common stock that could be granted under the 2002 Plan from 500,000 shares to 4,000,000 shares.

        Stock options and other equity awards, if any, outstanding under the 1997 Plan, the 1999 Director Plan, the 2000 Plan and the 2002 Plan vest and become fully exercisable upon a change in control of Sepracor.

        The following tables summarize information about stock options outstanding at December 31, 2005 (in thousands, except for per share amounts and contractual life):

			Options Outstanding
						Options Exercisable
				Weighted-Average Remaining Contractual Life (Years)
Range of Exercise Price Per Share			Number of Options Outstanding		Weighted-Average Exercise Price Per Share	Number of Options Exercisable	Weighted-Average Exercise Price Per Share
$5.75	–	8.31	742	6.6	$6.31	722	$6.27
11.25	–	16.78	2,465	5.0	13.03	1,616	12.73
18.38	–	27.15	2,628	5.1	21.29	1,895	20.67
27.70	–	39.07	1,104	4.7	34.41	926	35.60
42.38	–	59.45	2,758	7.5	50.37	997	53.52
64.50	–	87.50	1,162	7.0	74.28	140	85.60

$5.75	–	87.50	10,859	6.0	$32.78	6,296	$25.82

	2005		2004		2003
	Number of Options	Average Price Per Share	Number of Options	Average Price Per Share	Number of Options	Average Price Per Share
Balance at January 1,	12,724	$25.72	13,645	$20.56	7,960	$24.03
Granted	1,149	60.66	1,985	43.77	6,372	15.42
Exercised	(2,885)	12.75	(2,767)	13.43	(460)	11.52
Cancelled	(128)	32.90	(137)	21.65	(211)	15.14
Expired	(1)	45.97	(2)	19.19	(16)	27.21

Balance at December 31,	10,859	$32.78	12,724	$25.72	13,645	$20.56

Options exercisable at December 31,	6,296		7,336		7,863
Weighted-average fair value of options granted during the year	$33.94		$28.87		$9.25

        There were approximately 3,400,000 shares available under our stock option plans for future option grants as of December 31, 2005.

        The 1998 Employee Stock Purchase Plan, or 1998 ESPP, permits an aggregate of 900,000 shares of common stock to be purchased by employees at 85% of market value on the first or last day of each six-month offering period, whichever is lower, through accumulation of payroll deductions ranging from 1% to 10% of compensation as defined, subject to certain limitations. Employees purchased approximately 160,000, 163,000 and 209,000 shares for a total of $6,725,000, $4,922,000 and $2,439,000, during the years ended December 31, 2005, 2004 and 2003, respectively. In May 2003, our stockholders approved an amendment to the 1998 ESPP increasing the number of shares of common stock authorized for issuance under the 1998 ESPP from 600,000 shares to 900,000 shares. At December 31, 2005, there were approximately 115,000 shares of common stock authorized for future issuance under the 1998 ESPP.

P)    Income Taxes

        The components of income tax expense consist of the following at December 31:

	2005	2004	2003
Current income tax expense
Federal	$—	$—	$—
State	38	—	—
Foreign	113	—	—

Total current income tax expense	$151	$—	$—

Deferred income tax expense
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—

Total deferred income tax expense	$—	$—	$—

Total current and deferred income tax expense	$151	$—	$—

        For each of the years ended December 31, 2005, 2004 and 2003, our U.S. federal statutory tax rate was 34% and our effective tax rate was 3.7%, 0%, and 0%, respectively. Our effective tax rate varies from our statutory tax rate for the years ended December 31 principally due to the following:

	2005 (restated)	2004	2003
U.S. federal statutory tax rate	34.0%	34.0%	34.0%
State income taxes, net of U.S. federal tax expense	0.7	—	—
Tax rate and tax law differential of foreign operations	30.0	(0.2)	(0.1)
U.S. federal research and development credits	(126.3)	2.2	4.7
Change in valuation allowance	69.0	(27.6)	(38.3)
Other nondeductible expenses	(3.7)	(8.4)	(0.3)

	3.7%	0%	0%

        Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to tax benefit carryforwards and to differences between the financial statement amounts of assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates. A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. Accordingly, a valuation allowance has been established for the full amount of the deferred tax asset. Of the total valuation allowance of $723,167,000, approximately $149,020,000 relates to stock option compensation deductions. The tax benefit associated with the stock option compensation deductions will be credited to equity when realized.

        At December 31, 2005, we had federal tax net operating loss carryforwards of approximately $1,374,176,000, which expire in the years 2006 through 2025 and state tax net operating loss carryforwards of approximately $812,025,000, which expire in the years 2006 through 2010. Based upon the Internal Revenue Code of 1986, as amended, and changes in company ownership, utilization of the net operating losses may be subject to an annual limitation. At December 31, 2005, we had federal and state research and experimentation credit carryforwards of approximately $55,287,000 and $42,629,000, respectively, which will expire from now through 2025 and 2020, respectively. We also had Canadian research and experimentation credits of $3,428,000, which expire in the years 2006 through 2015.

        The components of net deferred taxes were as follows at December 31:

	2005	2004
	(In Thousands)
Assets
Net operating loss carryforwards	$504,004	$467,756
Research and development capitalization	40,539	50,290
Research and experimentation tax credit carryforwards	87,015	77,196
Accrued expenses	43,844	52,103
Reserves	29,662	17,873
Depreciation	2,796	1,229
Intangibles	8,950	9,136
Other	6,663	2,080
Liabilities
Basis difference of subsidiaries	(306)	(3,956)
Valuation allowance	(723,167)	(673,707)

Net deferred taxes	$—	$—

        The United States and foreign components of income (loss) before income taxes were as follows for the years ended December 31:

	2005 (restated)	2004 (restated)	2003 (restated)
United States	$8,268	$(296,192)	$(137,489)
Foreign	(4,190)	(718)	(433)

Total	$4,078	$(296,910)	$(137,922)

Q)   Employees' Savings Plan

        We have a 401(k) savings plan for all domestic employees. Under the provisions of our 401(k) savings plan, employees may voluntarily contribute up to 15% of their compensation, up to the statutory limit. In addition, we can make a matching contribution at our discretion. We matched 50% of the first $3,000 contributed by employees up to $1,500 maximum per employee during 2005, 2004 and 2003. We incurred expenses of $2,286,000, $1,389,000, and $888,000 in 2005, 2004 and 2003, respectively, as a result of our matching contribution.

R)    Business Segment and Geographic Area Information

        We operate in one business segment, which is the discovery, research and development and commercialization of pharmaceutical products.

        All of our revenues in 2005, 2004 and 2003 were received from unaffiliated customers located in the United States or its territories. Product revenue by product is presented below:

	2005	2004	2003
	(In Thousands)
Product sales:
XOPENEX Inhalation Solution	$428,506	$319,781	$286,819
LUNESTA	329,221	—	—
XOPENEX HFA	11,958	—	—

Total product sales	$769,685	$319,781	$286,819

        Long-lived asset information, which is comprised of property and equipment, by geographic area is presented below:

	2005	2004	2003
	(In Thousands)
Long-lived assets:
United States	$63,663	$63,408	$59,685
Canada	8,804	7,452	6,743

Total long-lived assets	$72,467	$70,860	$66,428

S)    Quarterly Consolidated Financial Data (Restated and Unaudited)

	For the Quarter Ended
	March 31, 2005 (as restated)(1)	June 30, 2005 (as restated)(1)	September 30, 2005 (as restated)(1)	December 31, 2005 (as restated)(1)
	(In Thousands, Except Per Share Data)
Net revenues	$119,045	$185,064	$205,720	$311,099
Gross profit	108,805	170,409	190,005	284,278
Net income (loss) applicable to common shares(2)	(22,834)	(7,661)	(2,485)	36,907
Basic net income (loss) per common share	$(0.22)	$(0.07)	$(0.02)	$0.35
Diluted net income (loss) per common share	$(0.22)	$(0.07)	$(0.02)	$0.31
	For the Quarter Ended
	March 31, 2004 (as restated)	June 30, 2004 (as restated)	September 30, 2004 (as restated)	December 31, 2004 (as restated)
	(In Thousands, Except Per Share Data)
Net revenues	$99,478	$69,967	$80,081	$131,351
Gross profit	90,378	63,037	72,775	119,260
Net loss applicable to common shares	(50,839)	(81,446)	(130,640)	(33,985)
Basic and diluted loss per common share	$(0.60)	$(0.94)	$(1.41)	$(0.33)

(1)
See Note U "Restatement of Financial Statements Based on Review of Stock Option Practices" in the Notes to Consolidated Financial Statements.

(2)
For the three months ended December 31, 2005, includes:

•
a $2.1 million out-of-period charge related to correcting the cumulative amount of amortization expense of the $14.1 million in deferred finance costs relating to the issuance of the 0% notes due 2024. We previously amortized such costs through the convertible debt maturity date, which is 20 years after the date of issuance, and should have been amortizing such costs through the first date a bondholder can require us to repurchase the debt, which is October 20, 2009, or five years after the date of issuance. The amount of the out-of-period charge relating to each three-month period from December 31, 2004 to September 30, 2005 is approximately $500,000. We have determined that this correction was not material to our financial statements for the year ended December 31, 2005, to the three-month period ended December 31, 2005 or any other previously reported interim or annual period;

  •
  a $1.7 million charge for write off of patent costs for patents which we are no longer supporting; and

  •
  a $3.1 million net reduction in legal costs for insurance reimbursements related to class action defense costs.

T)    Subsequent Event

        On January 13, 2006, we completed the second $10 million purchase of ACADIA Pharmaceuticals Inc. common stock in connection with the collaboration between the two companies formed in January 2005. Our purchase was made at a price of approximately $12.29 per share, which represented a 25 percent premium over its trading value and resulted in the issuance to us, of 813,393 shares of ACADIA common stock.

U)    Restatement of Financial Statements Based on Review of Stock Option Practices

        Subsequent to the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, we concluded that based on errors identified in a stock option investigation, we would need to restate our financial statements for the fiscal years ended December 31, 2005 and 2004 and 2003.

        In June 2006, we announced that the SEC had initiated an informal inquiry into our stock option practices. We appointed a special committee of outside directors in June 2006 to conduct an internal review relating to our stock option grants and stock option practices. The special committee, with the assistance of outside legal counsel and outside accounting specialists, reviewed the stock option grants to our officers, directors and employees from 1996 to the present under our various stock option plans in effect during this period.

        Based on these reviews, we have determined that the measurement dates for certain stock option grants to employees, officers and directors during prior periods differed from the recorded dates for such awards primarily due to the following circumstances: (i) stock option grants which specified effective dates that may have preceded the dates of receipt of all necessary signatures or approvals, finalization of lists specifying stock option grants or an employee's first date of employment; and (ii) stock option awards that were approved with exercise prices lower than fair market value on the effective date of grant. In addition, we have determined that (a) the modification of certain stock option grants in connection with an employee's termination of employment and (b) the exercise of certain stock options that had not vested prior to an employee's termination resulted in a new measurement date for such stock options. As a result, we are required to record non-cash adjustments for additional stock-based compensation expense in accordance with APB 25. These non-cash charges had no impact on reported revenue, cash or cash equivalents. The aggregate amount of the additional stock-based compensation expense that we will recognize as a result of the stock option review is approximately $43.3 million. The impact of additional stock-based compensation expense is approximately $1.0 million, $1.3 million and $2.0 million for the years ended December 31, 2005, 2004 and 2003, respectively.

        The following tables set forth the effects of the restatement on certain line items within our consolidated statement of operations and comprehensive income (loss) for the years ended December 31, 2005, 2004 and 2003 and consolidated balance sheets as of December 31, 2005 and 2004.

	Year Ended December 31,
	2005	2004	2003
	(in thousands, except per share data)
Consolidated Statement of Operations changes:
Selling, marketing and distribution
As previously reported	$585,631	$357,820	$172,762
As restated	$585,771	$358,034	$173,032
General and administrative and patent costs
As previously reported	$39,935	$30,345	$24,158
As restated	$40,839	$31,383	$25,874
Total costs and expenses
As previously reported	$837,501	$583,566	$447,363
As restated	$838,545	$584,818	$449,349
Loss from operations
As previously reported	$(16,573)	$(202,689)	$(103,323)
As restated	$(17,617)	$(203,941)	$(105,309)
Net income (loss) after income taxes
As previously reported	$4,971	$(295,658)	$(135,936)
As restated	$3,927	$(296,910)	$(137,922)
Basic net income (loss) per common share
As previously reported	$0.05	$(3.21)	$(1.61)

As restated	$0.04	$(3.23)	$(1.63)

Diluted net income (loss) per common share
As previously reported	$0.04	$(3.21)	$(1.61)

As restated	$0.03	$(3.23)	$(1.63)

	As of December 31,
	2005	2004
	(in thousands)
Consolidated Balance Sheet changes:
Additional paid-in capital
As previously reported	$1,669,541	$1,370,372
As restated	$1,711,653	$1,411,440
Accumulated deficit
As previously reported	$(1,620,515)	$(1,625,486)
As restated	$(1,662,627)	$(1,666,554)

        The following tables set forth the effects of the restatement on certain line items within our consolidated statement of operations and comprehensive income (loss) for each of the quarterly periods in the fiscal years ended December 31, 2005 and 2004.

	For the Quarter Ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
	(in thousands, except per share data)
	(unaudited)
Net income (loss) applicable to common shares as previously reported	$(22,573)	$(7,400)	$(2,224)	$37,168
Net income (loss) applicable to common shares as restated	$(22,834)	$(7,661)	$(2,485)	$36,907
Basic net income (loss) per common share as previously reported	$(0.22)	$(0.07)	$(0.02)	$0.35

Basic net income (loss) per common share as restated	$(0.22)	$(0.07)	$(0.02)	$0.35

Diluted net income (loss) per common share as previously reported	$(0.22)	$(0.07)	$(0.02)	$0.32

Diluted net income (loss) per common share as restated	$(0.22)	$(0.07)	$(0.02)	$0.31

	For the Quarter Ended
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
	(in thousands, except per share data)
	(unaudited)
Net loss applicable to common shares as previously reported	$(50,441)	$(81,129)	$(130,363)	$(33,725)
Net loss applicable to common shares as restated	$(50,839)	$(81,446)	$(130,640)	$(33,985)
Basic and diluted net loss per common share as previously reported	$(0.59)	$(0.93)	$(1.40)	$(0.33)

Basic and diluted net loss per common share as restated	$(0.60)	$(0.94)	$(1.41)	$(0.33)

        Although the special committee has completed its review, the committee will remain in place for the duration of the SEC's inquiry. Should additional information become available to us in connection with the SEC inquiry, the special committee may be required to reopen its review and our current determination of stock-based compensation could change.

        We have amended footnotes B, P, and S appearing herein to reflect the effects of the matters discussed in this footnote U.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Sepracor Inc.:

        Our audits of the consolidated financial statements, of management's assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated March 16, 2006, except with respect to our opinion on the consolidated financial statements insofar as it relates to the restatement as described in Note U, as to which the date is September 12, 2006 appearing in this Annual Report on Form 10-K/A, also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K/A. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

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

S-2

EXHIBIT INDEX

			Incorporated by Reference to
Exhibit Number	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
3.1	Restated Certificate of Incorporation	Form 10-K for 12/31/2002	3.1	3/31/2003	000-19410
3.2	Amended and Restated By-Laws of the Registrant	Form 10-K for 12/31/2000	3.2	3/28/2001	000-19410
4.1	Specimen Certificate for shares of common stock, $0.10 par value, of the Registrant	Form S-1	4.1	9/20/1991	333-41653
4.2	Rights Agreement, dated June 30, 2002, between the Registrant and EquiServe Trust Company, N.A., as Rights Agent	Form 8-K	4.1	6/4/2002	000-19410
4.3	Form of 5% Convertible Subordinated Notes due 2007	Form 10-K for 12/31/1999	4.5	3/30/2000	000-19410
4.4	Form of 0% Series A Convertible Subordinated Notes due 2008	Form 10-K for 12/31/2003	4.5	3/15/2004	000-19410
4.5	Form of 0% Series B Convertible Subordinated Notes due 2010	Form 10-K for 12/31/2003	4.6	3/15/2004	000-19410
4.6	Form of 0% Convertible Senior Subordinated Notes due 2024	Form 10-K for 12/31/2004	4.7	3/15/2004	000-19410
10.1#	The Registrant's 1991 Amended and Restated Stock Option Plan	Form 10-Q for 9/30/1999	10.1	11/12/1999	000-19410
10.2#	The Registrant's 1991 Director Stock Option Plan, as amended and restated	Form 10-K for 12/31/1998	10.3	3/31/1999	000-19410
10.3#	The Registrant's 1997 Stock Option Plan	Form 10-K for 12/31/1997	10.36	3/31/1998	000-19410
10.4#	The Registrant's 1998 Employee Stock Purchase Plan, as amended	Form 10-K for 12/31/2003	10.5	3/15/2004	000-19410
10.5#	The Registrant's 1999 Director Stock Option Plan	Form 10-Q for 9/30/1999	10.2	11/12/1999	000-19410
10.6#	The Registrant's 2000 Stock Incentive Plan, as amended	Form 10-Q for 6/30/2005	10.1	8/9/2005	000-19410
10.7	The Registrant's 2002 Stock Incentive Plan, as amended	Form 10-Q for 6/30/2002	10.1	8/14/2004	000-19410
10.8	Lease as to Marlboro Industrial Park, dated December 12, 1995, between Valerie A. Colbert, Trustee of Second Marlboro Development Trust under Declaration of Trust dated September 15, 1972, and the Registrant (the "Marlboro Lease")	Form 10-K for 12/31/1995	—	—	000-19410
10.9	First Amendment to Marlboro Lease, dated February 1, 1997, and Second Amendment to Marlboro Lease, dated July 1, 1997	Form 10-K for 12/31/1997	10.22	3/31/1998	000-19410
10.10	Technology Transfer and License Agreement, dated as of January 1, 1994, between the Registrant and BioSepra Inc.	Form 10-K for 12/31/1998	10.10	3/31/1999	000-19410
10.11	Technology Transfer and License Agreement, dated as of January 1, 1994, between the Registrant and HemaSure Inc.	Form 10-K for 12/31/1998	10.11	3/31/1999	000-19410
10.12	Technology Transfer and License Agreement, effective January 1, 1995, between the Registrant and SepraChem Inc.	Form 10-K for 12/31/1998	10.12	3/31/1999	000-19410
10.13#	Letter Agreement, dated June 10, 1994, between the Registrant and David Southwell	Form 10-K for 12/31/1994	—	—	000-19410

10.14#	Letter Agreement, dated February 23, 1995, between the Registrant and Robert F. Scumaci	Form 10-K for 12/31/1996	10.15	3/31/1997	000-19410
10.15†	Agreement, dated as of December 5, 1997, by and between the Registrant and Schering-Plough Ltd.	Form 10-K for 12/31/1997	10.31	3/31/1998	000-19410
10.16†	License Agreement, dated January 30, 1998, by and between the Registrant and Janssen Pharmaceutica N.V.	Form 10-K for 12/31/1997	10.30	3/31/1998	000-19410
10.17†	Norcisapride Development and License Agreement, dated as of July 20, 1998, between Janssen Pharmaceutica NV and the Registrant	Form 10-Q for 9/30/1998	10.1	11/13/1998	000-19410
10.18	Assignment Agreement, dated as of August 25, 1999, by and between the Registrant and Georgetown University	Form 10-Q for 9/30/1999	10.3	11/12/1999	000-19410
10.19	Indenture, dated as of February 14, 2000, between the Registrant and the Chase Manhattan Bank, as trustee, relating to the 5% Convertible Subordinated Debentures due 2007	Form 10-K for 12/31/1999	10.27	3/30/2000	000-19410
10.20	Registration Rights Agreement, dated as of February 8, 2000, by and among the Registrant and Deutsche Bank Securities Inc.	Form 10-K for 12/31/1999	10.28	3/30/2000	000-19410
10.21†	License Agreement, dated August 31, 1999, by and between the Registrant and Hoechst Marion Roussel, Inc.	Form 10-K for 12/31/1999	10.30	3/30/2000	000-19410
10.22†	EX-US License Agreement, dated August 31, 1999, by and between the Registrant and Hoechst Marion Roussel, Inc.	Form 10-K for 12/31/1999	10.31	3/30/2000	000-19410
10.23†	License and Assignment Agreement, dated September 30, 1999, by and between the Registrant and Rhone-Poulenc Rorer SA	Form 10-K for 12/31/1999	10.32	3/30/2000	000-19410
10.24†	License Agreement, dated May 27, 1999, by and between UCB Farchim S.A. and the Registrant	Form 10-K for 12/31/1999	10.33	3/30/2000	000-19410
10.25#	Summary of Plan regarding "Parachute Payments" and Section 280G Gross-Up Payments.	Form 10-K for 12/31/1999	10.35	3/30/2000	000-19410
10.26#	Letter Agreement, dated September 21, 1999, between the Registrant and William James O'Shea	Form 10-K for 12/31/2001	10.42	4/1/2002	000-19410
10.27†	Agreement, dated December 20, 2001, between Minnesota Mining and Manufacture Company, 3M Innovative Properties Company and the Registrant	Form 10-K for 12/31/2001	10.43	4/1/2002	000-19410
10.28	Indenture, dated as of December 12, 2003, by and between the Registrant and the JPMorgan Chase Bank, as Trustee	Form 8-K	4.1	12/19/2003	000-19410
10.29	Registration Rights Agreement, dated as of December 12, 2003, by and between the Registrant, Morgan Stanley & Co. Incorporated, U.S. Bancorp Piper Jaffray Inc. and Credit Suisse First Boston LLC	Form 8-K	10.1	12/19/2003	000-19410
10.30#	Letter Agreement, dated March 11, 2003, between the Registrant and Mark H.N. Corrigan, M.D.	Form 10-Q for 3/31/2003	10.1	5/14/2003	000-19410

10.31	Indenture, dated September 22, 2004, between the Registrant and JPMorgan Chase Bank, as trustee	Form 8-K	4.1	9/24/2004	000-19410
10.32	Registration Rights Agreement, dated September 22, 2004, between the Registrant and Morgan Stanley & Co. Incorporated	Form 8-K	10.1	9/24/2004	000-19410
10.33†	Manufacturing Services Agreement, dated March 1, 2004, between Patheon and the Registrant	Form 8-K	99.1	12/21/2004	000-19410
10.34†	License, Option and Collaboration Agreement, dated as of January 10, 2005, by and between ACADIA Pharmaceuticals, Inc. and the Registrant	Form 8-K filed by ACADIA Pharmaceuticals	99.1	1/14/2005	000-50768
10.35†	Common Stock Purchase Agreement, dated January 10, 2005, by and between ACADIA Pharmaceuticals, Inc. and the Registrant	Form 8-K filed by ACADIA Pharmaceuticals	99.2	1/14/2005	000-50768
10.36	Form of Incentive Stock Option Agreement Granted under the Registrant's 2000 Stock Incentive Plan	Form 10-K for 12/31/2004	10.42	3/16/2005	000-19410
10.37	Form of Nonstatutory Stock Option Agreement Granted under the Registrant's 2000 Stock Incentive Plan	Form 10-K for 12/31/2004	10.43	3/16/2005	000-19410
10.38#	Summary of Executive Officer Compensation for 2006	Form 10-K for 12/31/2004	10.44	3/16/2005	000-19410
10.39#	Summary of Non-Employee Director Compensation for 2006	Form 10-K for 12/31/2004	10.45	3/16/2005	000-19410
10.40†	Exclusive Supply and Distribution Agreement, dated as of November 16, 2004, by and among 3M Company, through its 3M Drug Delivery Systems Division, 3M Innovative Properties Company and the Registrant	Form 10-K for 12/31/2004	10.46	3/16/2005	000-19410
10.41#	Executive Retention Agreement, made as of February 1, 2002, by and between the Registrant and Timothy J. Barberich	Form 10-K for 12/31/2005	10.41	3/16/2006	000-19410
10.42#	Form of Executive Retention Agreement by and between the Registrant and each of W. James O'Shea, David P. Southwell, Robert F. Scumaci, Mark H.N. Corrigan and Douglas E. Reedich	Form 10-K for 12/31/2005	10.42	3/16/2006	000-19410
10.43†	U.S. License Agreement for Levoceterizine, dated as of February 17, 2006, by and between UCB S.A. and the Registrant	Form 10-K for 12/31/2005	10.43	3/16/2006	000-19410
21	Subsidiaries of the Company	Form 10-K for 12/31/2005	21	3/16/2006	000-19410
23	Consent of PricewaterhouseCoopers LLP, an Independent Registered Public Accounting Firm	*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

*
Filed herewith

(#)
Management contract or compensatory plan or arrangement filed as an exhibit to this Form pursuant to Item 14(c) of Form 10-K.

(†)
Confidential treatment has been requested as to certain portions, which portions have been filed separately with the Securities and Exchange Commission.