Form 10-Q/A
period 2006-03-31
SEPRACOR INC /DE/
filed 2006-09-12
CIK 877357

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

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the three months ended March 31, 2006, originally filed on May 9, 2006, which we refer to as the March 31, 2006 Form 10-Q, to restate our consolidated balance sheets as of March 31, 2006, our consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2006 and 2005, and our consolidated statements of cash flows for the three months ended March 31, 2006 and 2005. Please refer to Note 11 to the accompanying condensed consolidated financial statements for additional information.

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

Based on these reviews, we have determined that the measurement dates for certain stock option grants to employees, officers and directors during prior periods differed from the recorded dates for such awards primarily due to the following circumstances: (i) stock option grants which specified effective dates that may have preceded the dates of receipt of all necessary signatures or approvals, finalization of lists specifying stock option grants or an employee’s first date of employment; and (ii) stock option awards that were approved with exercise prices lower than fair market value on the effective date of grant. In addition, we have determined that (a) the modification of certain stock option grants in connection with an employee’s termination of employment and (b) the exercise of certain stock options that had not vested prior to an employee’s termination resulted in a new measurement date for such stock options. As a result, we are required to record non-cash adjustments for additional stock-based compensation. For periods prior to January 1, 2006, such charges are recorded in accordance with Accounting Principles Board, or APB, No. 25, “Accounting for Stock Issued to Employees’’, or APB 25, and for subsequent periods in accordance with Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”, or SFAS 123(R), for the three months ended March 31, 2006 and 2005. These non-cash charges had no impact on previously reported revenues, cash or cash equivalents or total assets.

Although the special committee has completed its review, the committee will remain in place for the duration of the SEC's inquiry. Should additional information become available to us in connection with the SEC inquiry, the special committee may be required to reopen its review and our current determination of stock-based compensation could change.

On August 9, 2006, our audit committee concluded that our consolidated financial statements referred to above should be restated to record the additional non-cash stock-based compensation expense items that had been incorrectly accounted for under generally accepted accounting principles, or GAAP. As we have previously announced, the consolidated financial statements and related financial information contained in such previously filed reports should no longer be relied upon. We have not modified or updated disclosures presented in the March 31, 2006 Form 10-Q in this Form 10-Q/A, except as required to reflect the effects of the items discussed above. Accordingly, this Form 10-Q/A does not reflect events occurring after the filing of the March 31, 2006 Form 10-Q or modify or update those disclosures affected by subsequent events or discoveries. Therefore, this Form 10-Q/A should be read in conjunction with the filings we have made with the SEC subsequent to the filing of the March 31, 2006 Form 10-Q, including our amended filings.

We have accepted service of three stockholder derivative complaints relating to certain of our stock option grants were filed in the Superior Court, Middlesex County, Commonwealth of Massachusetts, naming Sepracor as nominal defendant and also naming as defendants certain current members of our board of directors and certain of our current and former employees. The complaints allege purported breaches of fiduciary duties and unjust enrichment in connection with certain stock option grants made by us between June 1998 and May 2001. The complaints seek monetary damages in unspecified amounts, equitable and injunctive relief, including disgorgement of profits obtained by certain defendants and other relief as determined by the Court. On August 30, 2006, the parties in all three actions moved to consolidate the actions and to transfer them to the Business Litigation Session of the Superior Court, Suffolk County.

For the convenience of the reader, this Form 10-Q/A restates the March 31, 2006 Form 10-Q in its entirety. However, we have only amended disclosures presented in the March 31, 2006 Form 10-Q as required to reflect the matters described above and, accordingly, have amended only the following items:

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

SEPRACOR INC.

SEPRACOR INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In Thousands)

	March 31, 2006	December 31, 2005
	(as restated)	(as restated)
Assets
Current assets:
Cash and cash equivalents	$119,335	$178,144
Short-term investments	685,697	666,615
Accounts receivable, net	150,602	140,465
Inventories	42,779	38,951
Other assets	33,355	22,370
Total current assets	1,031,768	1,046,545
Long-term investments	155,169	131,442
Property and equipment, net	74,667	72,467
Investment in affiliate	5,460	5,829
Deferred financing costs and patents, net	16,606	18,097
Other assets	117	117
Total assets	$1,283,787	$1,274,497
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$26,685	$11,544
Accrued expenses	116,218	187,409
Current portion of notes payable and capital lease obligation	1,539	2,030
Other current liabilities	105,014	76,923
Total current liabilities	249,456	277,906
Notes payable and capital lease obligation	1,164	1,260
Convertible subordinated debt	1,160,820	1,160,820
Total liabilities	1,411,440	1,439,986
Stockholders’ equity (deficit):
Preferred stock, $1.00 par value, 1,000 shares authorized; none outstanding at March 31, 2006 and December 31, 2005	—	—
Common stock, $.10 par value, 240,000 shares authorized at March 31, 2006 and December 31, 2005, respectively; 108,729 and 108,354 shares issued, 104,468 and 104,093 shares outstanding, at March 31, 2006 and December 31, 2005, respectively	10,873	10,835
Treasury stock, at cost (4,261 and 4,261 shares at March 31, 2006 and December 31, 2005, respectively)	(232,028)	(232,028)
Additional paid-in capital	1,728,650	1,711,653
Accumulated deficit	(1,652,591)	(1,662,627)
Accumulated other comprehensive income	17,443	6,678
Total stockholders’ equity (deficit)	(127,653)	(165,489)
Total liabilities and stockholders’ equity (deficit)	$1,283,787	$1,274,497

The accompanying notes are an integral part of the condensed consolidated financial statements.

SEPRACOR INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In Thousands, Except Per Share Amounts)

	Three Months Ended
	March 31, 2006 (as restated)	March 31, 2005 (as restated)
Revenues:
Product sales	$277,505	$106,648
Royalties	8,173	12,397
Total revenues	285,678	119,045
Costs and expenses:
Cost of product sold	25,533	10,037
Cost of royalties	159	203
Research and development	49,269	28,569
Selling, marketing and distribution	189,991	93,207
General and administrative	14,508	8,707
Total costs and expenses	279,460	140,723
Income (loss) from operations	6,218	(21,678)
Other income (expense):
Interest income	9,794	5,248
Interest expense	(5,551)	(5,842)
Equity in investee losses	(258)	(168)
Other expense	(56)	(394)
Income (loss) before income taxes	10,147	(22,834)
Income taxes	111	—
Net income (loss) after income taxes	$10,036	$(22,834)
Basic net income (loss) per common share	$0.10	$(0.22)
Diluted net income (loss) per common share	$0.09	$(0.22)
Shares used in computing basic and diluted net income (loss) per common share:
Basic	104,292	103,593
Diluted	115,470	103,593

The accompanying notes are an integral part of the condensed consolidated financial statements

SEPRACOR INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	Three Months Ended
	March 31, 2006 (as restated)	March 31, 2005 (as restated)
Cash flows from operating activities:
Net income (loss)	$10,036	$(22,834)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	4,968	4,256
Equity in investee losses	258	168
Stock compensation	10,048	261
Changes in operating assets and liabilities:
Accounts receivable	(10,137)	6,657
Inventories	(3,836)	(2,888)
Other current assets	(10,976)	(2,537)
Accounts payable	15,138	(1,095)
Accrued expenses	(71,196)	(40,389)
Other current liabilities	28,130	(2,850)
Net cash used in operating activities	(27,567)	(61,251)
Cash flows from investing activities:
Purchases of short and long-term investments	(333,674)	(278,090)
Sales and maturities of short and long-term investments	310,825	84,881
Additions to property and equipment	(5,833)	(2,636)
Investment in non-affiliate	(8,939)	(7,143)
Net cash used in investing activities	(37,621)	(202,988)
Cash flows from financing activities:
Net proceeds from issuance of common stock	6,987	4,074
Repayments of long-term debt and capital leases	(588)	(463)
Net cash provided by financing activities	6,399	3,611
Effect of exchange rate changes on cash and cash equivalents	(20)	(15)
Net decrease in cash and cash equivalents	(58,809)	(260,643)
Cash and cash equivalents at beginning of period	$178,144	$435,905
Cash and cash equivalents at end of period	$119,335	$175,262

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(RESTATED AND UNAUDITED)

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

2.   Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 123(R) (revised 2004), “Share-Based Payment”, or SFAS 123(R). SFAS 123(R) is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, supersedes Accounting Principles Board Opinion No. 25, or APB 25, “Accounting for Stock Issued to Employees”, and amends FASB Statement No. 95, “Statement of Cash Flows”. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options and stock purchases under employee stock purchase plans, to be recognized in the financial statements based on their fair values. We adopted SFAS 123(R) using the modified prospective method during the quarter ended March 31, 2006. As noted in footnote 4 below, the adoption of SFAS 123(R) had a material impact on our condensed consolidated statements of operations and net income per share.

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

The following table presents stock-based employee compensation expenses included in our unaudited condensed consolidated statements of operations:

	Three Months Ended
	March 31, 2006 (as restated)	March 31, 2005 (as restated)
	(in thousands)
Cost of products sold	$134	$—
Research and development	2,425	—
Selling, marketing and distribution	3,304	35
General and administrative	4,185	226
Stock-based compensation expense	$10,048	$261

As a result of adopting SFAS 123(R), our net income for the quarter ended March 31, 2006, is $9,825,000 less than if we had continued to account for stock-based compensation under APB 25. Basic and diluted income per share for the quarter ended March 31, 2006 were also less by $0.09 and $0.08, respectively, due to the adoption of SFAS 123(R).

The following table presents stock-based employee compensation expenses by type of award:

	Three Months Ended
	March 31, 2006 (as restated)	March 31, 2005 (as restated)
	(in thousands)
Employee stock options	$9,262	$261
Restricted shares	302	—
Employee stock purchase plan	484	—
Stock-based compensation expense	$10,048	$261

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

Three Months Ended March 31, 2005 (as restated)
(in thousands, except price per share data)
Net loss as reported	$(22,834)
Add: Stock-based employee compensation expense included in restated results	261
Less: Total stock-based employee compensation expense determined under the fair value method	(12,114)
Pro forma net loss	$(34,687)
Net loss per share:
Basic and Diluted—as reported	$(0.22)
Basic and Diluted—pro-forma	$(0.33)

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

The aggregate intrinsic value of options exercised during the three months ended March 31, 2006 was $13,973,000.

The following table summarizes the stock options outstanding at March 31, 2006:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Number (in thousands)	Weighted Average Exercise Price
$5.75- $8.31	738	$6.31	6.4	719	$6.27
$11.25- $16.78	2,199	$13.06	4.7	1,627	$12.70
$18.38- $27.15	2,561	$21.25	4.8	1,840	$20.60
$27.70- $39.07	1,098	$34.43	4.4	966	$35.30
$42.38- $59.45	4,032	$52.26	8.2	1,053	$53.15
$64.50- $87.50	1,159	$74.31	6.8	270	$75.43
$5.75-$87.50	11,787	$35.83	6.2	6,475	$26.80

Our non-vested share activity for the three months ended March 31, 2006 was as follows:

	Stock Options		Restricted Stock
	Number of Shares (in thousands)	Weighted Average grant date Fair Value	Number of Shares (in thousands)	Weighted Average grant date Fair Value
Non-vested at December 31, 2005	4,563	$43.77	—	$—
Granted	1,393	$55.54	174	$55.54
Vested	(554)	$32.44	—	—
Forfeited	(90)	$43.40	—	—
Non-vested at March 31, 2006	5,312	$48.05	174	$55.54

At March 31, 2006, unrecognized compensation expense related to non-vested stock options and restricted stock was $112,113,000, and $8,974,000, respectively, which are expected to be recognized over weighted average periods of 3.75 years and 4.34 years, respectively.

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

	Three Months Ended
	March 31, 2006 (as restated)	March 31, 2005 (as restated)
	(in thousands)
Comprehensive income (loss):
Net income (loss)	$10,036	$(22,834)
Net foreign currency translation adjustment	(41)	(82)
Unrealized gain (loss) on available-for-sale securities	10,806	(1,485)
Total comprehensive income (loss)	$20,801	$(24,401)

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

11.   Restatement of Financial Statements Based on Review of Stock Option Practices

Subsequent to the filing of our Form 10-Q for the period ended March 31, 2006, we concluded that based on errors identified in a stock option investigation, we would need to restate our financial statements for the three months ended March 31, 2006 and 2005.

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

Based on these reviews, we have determined that the measurement dates for certain stock option grants to employees, officers and directors during prior periods differed from the recorded dates for such awards primarily due to the following circumstances: (i) stock option grants which specified effective dates that may have preceded the dates of receipt of all necessary signatures or approvals, finalization of lists specifying stock option grants or an employee’s first date of employment; and (ii) stock option awards that were approved with exercise prices lower than fair market value on the effective date of grant. In addition, we have determined that (a) the modification of certain stock option grants in connection with an employee’s termination of employment and (b) the exercise of certain stock options that had not vested prior to an employee’s termination resulted in a new measurement date for such stock options. As a result, we are required to record non-cash adjustments for stock-based compensation expense for the three months ended March 31, 2006 and 2005. For periods prior to January 1, 2006, such charges are recorded in accordance with APB 25 and for subsequent periods in accordance with SFAS 123(R). These non-cash charges had no impact on reported revenue, cash or cash equivalents.

The table below sets forth the impact of the non-cash charges for stock-based compensation expense within our consolidated statement of operations that we recorded for the three months ended March 31, 2006 and 2005.

	Three Months Ended
	March 31,	March 31,
	2006	2005
	(in thousands, except per share data)
Net income (loss) as previously reported	$10,259	$(22,573)
Charge for additional stock-based compensation	(223)	(261)
Net income (loss) as restated	$10,036	$(22,834)
Basic net income (loss) per common share as previously reported	$0.10	$(0.22)
Basic net income (loss) per common share as restated	$0.10	$(0.22)
Diluted net income (loss) per common share as previously reported	$0.09	$(0.22)
Diluted net income (loss) per common share as restated	$0.09	$(0.22)

The table below sets forth the impact of the non-cash charges for stock-based compensation expense within our consolidated balance sheet that we recorded for the quarters ended March 31, 2006 and 2005.

	Periods Ended
	March 31,	December 31,
	2006	2005
	(in thousands)
Additional paid-in capital
As previously reported	$1,686,315	$1,669,541
As restated	$1,728,650	$1,711,653
Accumulated deficit
As previously reported	$(1,610,256)	$(1,620,515)
As restated	$(1,652,591)	$(1,662,627)

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

The discussion and analysis set forth in this Item 2 has been amended to reflect the restatement as described in the Explanatory Note at the beginning of this quarterly report on Form 10-Q/A and in Note 11 to our condensed consolidated financial statements. The impact of additional stock-based compensation expense for the three months ended March 31, 2006 and 2005 is approximately $223,000 and $261,000, respectively. See the Explanatory Note and Note 11 for additional information about the review and restatement.

Cautionary Statement Regarding Forward-Looking Statements

This quarterly report on Form 10-Q/A contains, in addition to historical information, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. These forward-looking statements involve risks and uncertainties and are not guarantees of future performance. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and variations of these words and similar expressions are intended to identify forward-looking statements. Our actual results could differ significantly from the results we discuss in these forward-looking statements. These forward-looking statements represent our expectations as of the date of our quarterly report on Form 10-Q for the three months ended March 31, 2006 filed with the Securities and Exchange Commission on May 9, 2006. Subsequent events will cause our expectations to change. However, while we may elect to update these forward-looking statements, we specifically disclaim any obligation to do so. See the section entitled “Risk Factors” below for a discussion of important factors that could cause our actual results to differ materially from the results we discuss in our forward-looking statements.

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

Critical Accounting Policies

We identified critical accounting policies in our annual report on Form 10-K/A for the year ended December 31, 2005. These critical accounting policies relate to product revenue recognition, royalty revenue recognition, rebate and return reserves, patents, intangibles and other assets, accounts receivable and bad debt, income taxes, induced conversion of debt, inventory write-downs and stock-based compensation. These policies require us to make estimates in the preparation of our financial statements as of a given date. Because of the uncertainty inherent in these matters, our actual results could differ from the estimates we use in applying the critical accounting policies. Other than the adoption of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” or SFAS 123(R), no changes to these critical accounting policies have taken place since December 31, 2005; however, we have expanded the disclosure of our accounting policies relating to product sale allowances and reserves.

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

Three Month Periods ended March 31, 2006 and 2005 (Restated)

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

Analysis of gross sales to net sales—The following table presents the adjustments deducted from gross sales to arrive at a net sales figure:

	For the three months ended March 31,
	2006	% of sales	2005	% of sales	Change	% Change
	(dollars in thousands)
Gross sales	$340,415	100%	$129,030	100%	$211,385	164%
Adjustments to gross sales:
Payment term discounts	6,885	2.0%	2,750	2.1%	4,135	150%
Wholesaler fee for service	8,561	2.5%	—	0.0%	8,561	100%
Government rebates and contractual discounts	40,192	11.8%	16,284	12.6%	23,908	147%
Returns	6,282	1.9%	3,276	2.5%	3,006	92%
Other (includes product launch discounts)	990	0.3%	72	0.1%	918	1,275%
Sub-total adjustments	62,910	18.5%	22,382	17.3%	40,528	181%
Net sales	$277,505	81.5%	$106,648	82.7%	$170,857	160%

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

Selling, Marketing and Distribution

Selling, marketing and distribution expenses were $189,991,000 and $93,207,000 for the three months ended March 31, 2006 and 2005, respectively, an increase of approximately 104%. Of this increase, approximately 65% is due to an increase in marketing, advertising and promotion costs in support of the commercial launch of LUNESTA, which took place in April 2005. Additionally, we incurred increased payroll and related expense as a result of hiring additional sales representatives and management to support the commercialization of LUNESTA and XOPENEX HFA. We also experienced increased sales training costs for the three months ended March 31, 2006 compared to the same period last year as a result of sales training for our sales force expansion in 2006. In addition, stock-based compensation expense was $3,304,000 for the period ended March 31, 2006, which included $3,274,000 resulting from our January 1, 2006 implementation of SFAS 123(R) as compared to $35,000 of stock-based compensation expense for the period ended March 31, 2005.

General and Administrative

General and administrative costs were $14,508,000 and $8,707,000 for the three months ended March 31, 2006 and 2005, respectively, an increase of approximately 67%. Of this increase, stock-based compensation expense was approximately $4,185,000 or 72%, which included $3,992,000 resulting from the January 1, 2006 implementation of SFAS 123(R) as compared to $226,000 of stock-based compensation expense for the same period in 2005.

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

Net cash used in operating activities for the three months ended March 31, 2006 was $27,567,000 which includes net income of $10,036,000, which includes non-cash charges of $15,274,000, consisting primarily of stock compensation and depreciation and amortization expense. Accounts receivable and inventory increased by $10,137,000 and $3,836,000, respectively due primarily to LUNESTA and XOPENEX Inhalation Solution sales. Other current assets increased by $10,976,000, which is primarily attributable to an increase in prepaid expenses as well as an increase in interest receivable on our investments. Accounts payable increased by $15,138,000 primarily due to timing of vendor payments. Accrued expenses decreased by $71,196,000 primarily due to the timing of payments relating to commissions, interest and sales and marketing accruals as well as a decrease in manufacturing accruals due to the production timing of LUNESTA and XOPENEX HFA. Other current liabilities increased by $28,130,000 primarily due to an increase in accruals for product revenue rebates related to LUNESTA and XOPENEX HFA product sales.

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

Contractual Obligations

As of March 31, 2006, our contractual obligations disclosure in our annual report on Form 10-K/A for the year ended December 31, 2005 has not materially changed.

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

We are exposed to market risk from changes in interest rates and equity prices, which could affect our future results of operations and financial condition. These risks are described in our annual report on Form 10-K/A for the year ended December 31, 2005. As of May 9, 2006, there have been no material changes to the market risks described in our annual report on Form 10-K/A for the year ended December 31, 2005. Additionally, we do not anticipate any near-term changes in the nature of our market risk exposures or in our management’s objectives and strategies with respect to managing such exposures.

ITEM 4.                CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

In August 2006, our management, with the participation of our chief executive officer and chief financial officer, re-evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2006 taking into account the results of the special committee’s stock option review. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the re-evaluation of our disclosure controls and procedures as of March 31, 2006, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS

Legal Proceedings As of March 31, 2006

The following legal proceedings were pending as of March 31, 2006:

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

Legal Proceedings Relating to Stock Option Review

The following legal proceedings relating to the stock option review discussed in the Explanatory Note at the beginning of this Form 10-Q/A and Note 11 to the consolidated financial statements set forth herein were initiated after March 31, 2006:

Stock Option Inquiry.   In June 2006, we announced that we had received an informal letter of inquiry from the SEC requesting documents related to our stock option grants and stock option practices. We appointed a special committee of outside directors to conduct an internal review relating to our stock option grants and stock option practices. The special committee, with the assistance of outside legal counsel and outside accounting specialists, has reviewed stock option grants to our officers, directors and employees from 1996 to present under our various stock option plans in effect during this period. We have been cooperating with the review and our finance department has also reviewed our stock option grants and stock option practices. Although the special committee has completed its review, the committee will remain in place for the duration of the SEC's inquiry. Should additional information become available to us in connection with the SEC inquiry, the special committee may be required to reopen its review and our current determination of stock-based compensation could change. See Note 11 to our financial statements for additional information concerning these reviews.

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

ITEMS 2-5.                              NONE

ITEM 6.                EXHIBITS

10.1	Summary of Executive Officer Compensation for 2006 (previously filed).
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

SEPRACOR INC.
Date: September 12, 2006	By:	/s/ TIMOTHY J. BARBERICH
Timothy J. Barberich
Chairman and Chief Executive Officer (Principal Executive Officer)
Date: September 12, 2006	By:	/s/ ROBERT F. SCUMACI
Robert F. Scumaci
Executive Vice President, Finance and Administration, and Treasurer (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description
10.1	Summary of Executive Officer Compensation for 2006 (previously filed).
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