Form 10-Q
period 2006-09-30
SEPRACOR INC /DE/
filed 2006-11-09
CIK 877357

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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

The number of shares outstanding of the registrant’s class of Common Stock as of October 31, 2006 was: 109,552,709 shares.

SEPRACOR INC.

SEPRACOR INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In Thousands)

	September 30, 2006	December 31, 2005 (as restated)
Assets
Current assets:
Cash and cash equivalents	$116,656	$178,144
Short-term investments	708,261	666,615
Accounts receivable, net	187,757	140,465
Inventories	48,720	38,951
Other assets	26,811	22,370
Total current assets	1,088,205	1,046,545
Long-term investments	172,243	131,442
Property and equipment, net	73,402	72,467
Investment in affiliate	4,957	5,829
Deferred financing costs and patents, net	13,606	18,097
Other assets	117	117
Total assets	$1,352,530	$1,274,497
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$17,903	$11,544
Accrued expenses	104,557	187,409
Current portion of notes payable and capital lease obligation	592	2,030
Current portion of convertible subordinated debt	440,000	—
Other current liabilities	100,687	76,923
Total current liabilities	663,739	277,906
Notes payable and capital lease obligation	982	1,260
Convertible subordinated debt	720,820	1,160,820
Total liabilities	1,385,541	1,439,986
Stockholders’ equity (deficit):
Preferred stock, $1.00 par value, 1,000 shares authorized; none outstanding at September 30, 2006 and December 31, 2005	—	—
Common stock, $.10 par value, 240,000 shares authorized at September 30, 2006 and December 31, 2005, respectively; 109,281 and 108,354 shares issued, 105,020 and 104,093 shares outstanding, at September 30, 2006 and December 31, 2005, respectively	10,928	10,835
Treasury stock, at cost (4,261 and 4,261 shares at September 30, 2006 and December 31, 2005, respectively)	(232,028)	(232,028)
Additional paid-in capital	1,761,625	1,711,653
Accumulated deficit	(1,577,116)	(1,662,627)
Accumulated other comprehensive income	3,580	6,678
Total stockholders’ equity (deficit)	(33,011)	(165,489)
Total liabilities and stockholders’ equity (deficit)	$1,352,530	$1,274,497

The accompanying notes are an integral part of the condensed consolidated financial statements.

SEPRACOR INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005 (as restated)	September 30, 2006	September 30, 2005 (as restated)
Revenues:
Product sales	$280,086	$193,357	$814,018	$466,748
Royalties	9,210	12,363	25,362	43,081
Total revenues	289,296	205,720	839,380	509,829
Costs and expenses:
Cost of product sold	24,554	15,491	70,780	39,981
Cost of royalties	327	224	769	629
Research and development	35,520	38,372	121,149	104,073
Selling, marketing and distribution	151,154	162,731	523,750	386,121
General and administrative	19,285	11,097	51,880	29,878
Total costs and expenses	230,840	227,915	768,328	560,682
Income (loss) from operations	58,456	(22,195)	71,052	(50,853)
Other income (expense):
Interest income	12,319	7,776	33,103	18,446
Interest expense	(5,538)	(5,847)	(16,632)	(17,528)
Gain on sale of equity investments	—	18,345	—	18,345
Equity in investee losses	(212)	(241)	(565)	(709)
Other expense	(9)	(323)	(321)	(680)
Income (loss) before income taxes	65,016	(2,485)	86,637	(32,979)
Income taxes	585	—	1,126	—
Net income (loss) after income taxes	$64,431	$(2,485)	$85,511	$(32,979)
Basic net income (loss) per common share	$0.61	$(0.02)	$0.82	$(0.32)
Diluted net income (loss) per common share	$0.56	$(0.02)	$0.74	$(0.32)
Shares used in computing basic and diluted net income (loss) per common share:
Basic	104,991	105,427	104,627	104,560
Diluted	115,694	105,427	115,447	104,560

The accompanying notes are an integral part of the condensed consolidated financial statements.

SEPRACOR INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Nine Months Ended
	September 30, 2006	September 30, 2005 (as restated)
Cash flows from operating activities:
Net income (loss)	$85,511	$(32,979)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	15,259	11,307
Equity in investee losses	565	709
Stock compensation	31,371	783
Loss (gain) on asset disposal	(137)	603
Gain on sale of equity investment	—	(18,345)
Changes in operating assets and liabilities:
Accounts receivable	(47,292)	(34,252)
Inventories	(9,312)	(12,073)
Other current assets	(4,426)	(2,937)
Accounts payable	6,288	24,000
Accrued expenses	(82,945)	(7,905)
Other current liabilities	23,855	20,335
Net cash provided by (used in) operating activities	18,737	(50,754)
Cash flows from investing activities:
Purchases of short and long-term investments	(915,978)	(1,011,167)
Sales and maturities of short and long-term investments	839,405	668,994
Additions to property and equipment	(11,929)	(9,524)
Proceeds from sales of equipment	150	—
Investment in non-affiliate	(8,939)	(7,143)
Change in other assets	—	932
Net cash used in investing activities	(97,291)	(357,908)
Cash flows from financing activities:
Net proceeds from issuance of common stock	18,694	31,796
Settlement of call spread options	—	123,798
Repayments of long-term debt and capital leases	(1,717)	(1,592)
Net cash provided by financing activities	16,977	154,002
Effect of exchange rate changes on cash and cash equivalents	89	165
Net decrease in cash and cash equivalents	(61,488)	(254,495)
Cash and cash equivalents at beginning of period	$178,144	$435,905
Cash and cash equivalents at end of period	$116,656	$181,410
Non cash activities:
Additions to capital leases	—	$529

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

1.                 Basis of Presentation

The accompanying condensed consolidated interim financial statements are unaudited and have been prepared on a basis substantially consistent with the audited financial statements. Certain information and footnote disclosures normally included in our annual financial statements have been condensed or omitted. The consolidated interim financial statements, in the opinion of our management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for the interim periods ended September 30, 2006 and 2005.

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

2.                 Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 157, “Fair Value Measurements”, or SFAS 157, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently assessing the potential effects of implementing this standard.

In September 2006, the SEC issued Staff Accounting Bulletin, or SAB, No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, or SAB 108, which is effective for fiscal years ending after November 15, 2006. SAB 108 provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. We do not expect the adoption of SAB 108 to have a material impact on our consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation, or FIN, No. 48, “Accounting for Uncertainty in Income Taxes”, or FIN 48. FIN 48 clarifies the application of SFAS No. 109, “Accounting for Income Taxes”, or SFAS 109, by providing detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006. We are currently evaluating the potential effects of FIN 48 on our consolidated financial statements.

3.                 Restatement of Financial Statements Based on Review of Stock Option Practices

As previously announced, the SEC is conducting an informal inquiry into our stock option practices, and we have been cooperating with such inquiry. In June 2006, we appointed a special committee of outside directors to conduct an internal review relating to our stock option grants and stock option practices. The special committee, with the assistance of legal counsel and accounting specialists, has reviewed the stock option grants to our officers, directors and employees from 1996 to the present under our various stock option plans in effect during this period. We cooperated with the special committee’s review and our finance department also reviewed the stock option grants and stock option practices from 1996 to present. Although the special committee has completed its stock option related review, the committee will remain in place for the duration of the SEC’s inquiry.

Based on these reviews, we have determined that the measurement dates for certain stock option grants to employees, officers and directors during prior periods differed from the recorded dates for such awards primarily due to the following circumstances: (i) stock option grants which specified effective dates that may have preceded the dates of receipt of all necessary signatures or approvals, finalization of lists specifying stock option grants or an employee’s first date of employment; and (ii) stock option awards that were approved with exercise prices lower than fair market value on the effective date of grant. In addition, we have determined that (a) the modification of certain stock option grants in connection with an employee’s termination of employment and (b) the exercise of certain stock options that had not vested prior to an employee’s termination, resulted in a new measurement date for such stock options. As a result, we are required to record adjustments to non-cash charges for additional stock-based compensation expense in periods prior to July 1, 2006. For periods prior to January 1, 2006, such charges are recorded in accordance with APB 25 and for subsequent periods in accordance with SFAS 123(R). These non-cash charges had no impact on reported revenue, cash or cash equivalents. The aggregate amount of the additional stock-based compensation expense we have incurred as a result of the stock option review is approximately $43.3 million, of which, $668,000 was recorded in the nine months ended September 30, 2006.

As a result of the review, we have restated our financial statements for the quarters ended March 31, June 30, September 30 and December 31, 2005, the quarter ended March 31, 2006 and the fiscal years ended December 31, 2005, 2004 and 2003.

The table below sets forth the restatement impact as a result of the non-cash charges for stock-based compensation expense within our consolidated statement of operations in the following periods:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income (loss) as previously reported	$(2,224)	$(32,196)
Charge for additional stock-based compensation	(261)	(783)
Net income (loss) as restated	$(2,485)	$(32,979)
Basic and diluted net income (loss) per common share as previously reported	$(0.02)	$(0.31)
Basic and diluted net income (loss) per common share as restated	$(0.02)	$(0.32)

The table below sets forth the impact of the additional non-cash charges for stock-based compensation expense within our restated consolidated balance sheet for the year ended December 31, 2005.

As of
December 31, 2005
(in thousands) (unaudited)
Additional paid-in capital
As previously reported	$1,669,541
As restated	$1,711,653
Accumulated deficit
As previously reported	$(1,620,515)
As restated	$(1,662,627)

Our financial statements for the nine months ended September 30, 2006 includes a restatement impact of $223,000 for additional stock-based compensation in the period ended March 31, 2006 as reported in our Form 10-Q/A filed on September 12, 2006.

All financial information included in this quarterly report on Form 10-Q reflects the restatement.

4.                 Basic and Diluted Net Loss Per Common Share

Basic earnings (loss) per share, or EPS, excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS is based upon the weighted average number of common shares outstanding during the period plus the additional weighted average potential common shares during the period. Potential common shares are not included in the per share calculation when the effect of their inclusion would be anti-dilutive. Potential common shares result from the assumed conversion of convertible subordinated debt, vesting of restricted stock awards and the assumed exercise of outstanding stock options, the proceeds of which are then assumed to have been used to repurchase outstanding stock options using the treasury stock method. Purchased call options are also not included in the per share calculations for the period ended September 30, 2005 because including them would be anti-dilutive. There were no outstanding purchased call options during 2006.

For the three and nine months ended September 30, 2006, basic and diluted net income per common share is computed based on the weighted-average number of common shares outstanding during the period; however, diluted net income for that period also includes the dilutive effect of potential common shares. For the three and nine months ended September 30, 2005, basic and diluted net loss per common share is computed based on the weighted-average number of common shares outstanding during the period because the effect of potential common shares would be anti-dilutive. Certain securities were not included in the computation of diluted EPS because they would have an anti-dilutive effect due to exercise price or net losses for such periods. These securities include the following:

a.                 Options to purchase shares of common stock:

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
	(in thousands, except price per share data)
Number of options	4,175	11,422	3,779	11,422
Price range per share	$48.52 to $87.50	$5.75 to $87.50	$52.08 to $87.50	$5.75 to $87.50

b.                Shares of common stock reserved for issuance upon conversion of convertible subordinated debt:

	September 30, 2006	September 30, 2005
	(in thousands)
5% convertible subordinated debentures due 2007	4,763	4,763
0% Series A convertible senior subordinated notes due 2008	—	2,283
0% Series B convertible senior subordinated notes due 2010	—	4,961
Total	4,763	12,007

We have issued 0% convertible subordinated notes due 2024, which were not convertible as of September 30, 2006 and 2005 or at any time during the three and nine months ended September 30, 2006 and 2005. Once these notes become convertible, shares of common stock will be reserved under the conversion formula for issuance upon conversion if and when our common stock price exceeds $67.20 per share on the NASDAQ Global Select Market. Prior to such occurrence, the notes are only convertible into cash.

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

As required by SFAS 123(R), management has made an estimate of expected stock option and restricted stock forfeitures, and we are recognizing compensation costs only for those equity awards expected to vest.

The following table presents stock-based employee compensation expenses included in our unaudited condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
		September 30,		September 30,
	September 30,	2005	September 30,	2005
	2006	(as restated)	2006	(as restated)
	(in thousands)
Cost of products sold	$115	$—	$397	$—
Research and development	2,616	—	7,558	—
Selling, marketing and distribution	3,583	35	10,456	105
General and administrative	4,214	226	12,960	678
Stock-based compensation expense	$10,528	$261	$31,371	$783

As a result of adopting SFAS 123(R), our net income for the three and nine months ended September 30, 2006 is $10,305,000 and $30,703,000, respectively, less than if we had continued to account for stock-based compensation under APB 25. Basic and diluted income per share for the three months ended September 30, 2006 were also less by $0.10 and $0.09, respectively, due to the adoption of SFAS 123(R). Basic and diluted income per share for the nine months ended September 30, 2006 were less by $0.29 and $0.27, respectively, due to the adoption of SFAS 123(R).

The following table presents stock-based employee compensation expenses by type of award:

	Three Months Ended		Nine Months Ended
		September 30,		September 30,
	September 30,	2005	September 30,	2005
	2006	(as restated)	2006	(as restated)
	(in thousands)
Employee stock options	$9,626	$261	$28,840	$783
Restricted shares	409	—	1,320	—
Employee stock purchase plan	493	—	1,211	—
Stock-based compensation expense	$10,528	$261	$31,371	$783

We estimate the fair value of stock options using the Black-Scholes valuation model. This valuation model takes into account the exercise price of the award, as well as a variety of assumptions. The assumptions we use to estimate the fair value of stock options include the expected term, the expected volatility of our stock over the expected term, the risk-free interest rate over the expected term, and our expected annual dividend yield. We believe that the valuation technique and the approach we utilized to develop the underlying assumptions are appropriate in calculating the fair values of the stock options granted in the three and nine months ended September 30, 2006. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

Assumptions used to determine the fair value of stock options granted during the three and nine months ended September 30, 2006, using the Black-Scholes valuation model, were:

	Three Months Ended September 30, 2006		Nine Months Ended September 30, 2006
	Employee Stock Option Plans	1998 Employee Stock Purchase Plan	Employee Stock Option Plans	1998 Employee Stock Purchase Plan
Expected term	5.7 years	0.5 years	5.4 years	0.5 years
Expected volatility factor	25.1%	32.5%	29.4%	30.7%
Risk-free interest rate	5.1%	4.9%	4.7%	4.6%
Expected annual dividend yield	—	—	—	—

Prior to January 1, 2006, we accounted for stock-based compensation to employees in accordance with APB 25. We also had previously adopted the disclosure provisions of SFAS 123, which required disclosure only of stock-based compensation and its impact on net loss and net loss per share. The following table illustrates the effects on net loss and net loss per share for the three and nine months ended September 30, 2005 as if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee awards.

	Three Months Ended September 30, 2005 (as restated)	Nine Months Ended September 30, 2005 (as restated)
	(in thousands, except price per share data)
Net loss as reported	$(2,485)	$(32,979)
Add: Stock-based employee compensation expense included in restated results	261	783
Less: Total stock-based employee compensation expense determined under the fair value method	(11,587)	(36,241)
Pro forma net loss	$(13,811)	$(68,437)
Net loss per share:
Basic and diluted—as reported	$(0.02)	$(0.32)
Basic and diluted—pro forma	$(0.13)	$(0.65)

In determining the stock-based compensation expense to be disclosed under SFAS 123, we were required to estimate the fair value of stock awards granted to employees using a Black-Scholes valuation model. However, differences between the requirements of SFAS 123(R) and SFAS 123 resulted in a different set of assumptions for our valuation model, including the utilization of a forfeiture rate. Assumptions used to determine the fair value of stock options granted under SFAS 123 during the three and nine months ended September 30, 2005 were:

	Three Months Ended		Nine Months Ended
	September 30, 2005		September 30, 2005
	Employee Stock Option Plans	1998 Employee Stock Purchase Plan	Employee Stock Option Plans	1998 Employee Stock Purchase Plan
Expected term	5.0 years	0.5 years	5.0 years	0.5 years
Expected volatility factor	37.0%	36.0%	67.4%	36.0%
Risk-free interest rate	4.0%	3.2%	3.9%	2.7%
Expected annual dividend yield	—	—	—	—

We issue common stock from previously authorized but unissued shares to satisfy stock option exercises, restricted stock grants and purchases under the 1998 ESPP.

A summary of our stock option activity for the nine months ended September 30, 2006 is as follows:

	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding, December 31, 2005	10,859	$32.78
Granted	1,824	$54.31
Exercised	(841)	$17.74
Cancelled	(240)	$42.65
Outstanding, September 30, 2006	11,602	$37.05	5.9
Exercisable at September 30, 2006	6,549	$28.09	4.3

All stock options granted during the nine months ended September 30, 2006 and 2005 were granted with exercise prices equal to the fair market value of our common stock on the grant date.

At September 30, 2006, the aggregate intrinsic value of stock options outstanding and stock options exercisable was $182,400,000 and $148,274,000, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the stock option.

The aggregate intrinsic value of stock options exercised during the three and nine months ended September 30, 2006 was $2,791,000 and $30,413,000, respectively.

The following table summarizes the stock options outstanding at September 30, 2006:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Number (in thousands)	Weighted Average Exercise Price
$ 6.24 – $ 8.31	733	$6.30	5.9	718	$6.27
$11.25 – $16.78	1,841	$13.11	4.2	1,384	$12.89
$18.38 – $27.15	2,470	$21.18	4.3	1,982	$20.72
$27.70 – $39.07	1,085	$34.47	3.9	956	$35.35
$42.38 – $59.45	4,316	$52.16	7.8	1,239	$53.57
$64.50 – $87.50	1,157	$74.32	6.3	270	$75.45
$ 6.24 – $87.50	11,602	$37.05	5.9	6,549	$28.09

Our non-vested share activity for the nine months ended September 30, 2006 was as follows:

	Stock Options		Restricted Stock
		Weighted
	Number of	Average	Number of	Weighted
	Shares	Fair	Shares	Average
	(in thousands)	Value	(in thousands)	Fair Value
Non-vested at December 31, 2005	4,563	$28.74	—	—
Granted	1,824	$19.77	174	$55.34
Vested	(1,105)	$21.99	—	—
Forfeited	(229)	$24.61	—	—
Non-vested at September 30, 2006	5,053	$27.17	174	$55.34

The weighted average fair value of the options granted for the nine months ended September 30, 2005 was $36.86.

At September 30, 2006, unrecognized compensation expense related to non-vested stock options and restricted stock was $94,614,000 and $7,956,000, respectively, which is expected to be recognized over weighted average periods of 3.3 years and 3.9 years, respectively.

At September 30, 2006, the estimated unrecognized compensation expense related to the June 1, 2006 offering period of the 1998 ESPP, which concludes on November 30, 2006, was $329,000. The associated expense is amortized on a straight-line basis over the offering period.

6.                 Inventories

Inventories consist of the following:

	September 30, 2006	December 31, 2005
	(in thousands)
Raw materials	$22,772	$21,780
Finished goods	25,948	17,171
Total	$48,720	$38,951

7.                 Deferred Financing and Patents Costs

The following schedule details the carrying value of our patents and deferred financing costs:

	September 30, 2006	December 31, 2005
	(in thousands)
Deferred financing costs, gross	$34,440	$34,440
Accumulated amortization	(21,779)	(17,474)
Deferred financing costs, net	$12,661	$16,966
Patents, gross	$2,785	$2,785
Accumulated amortization	(1,840)	(1,654)
Patents, net	$945	$1,131

The following schedule details our amortization expense related to patents and deferred financing costs:

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
	(in thousands)
Amortization of deferred financing costs	$1,435	$903	$4,305	$2,709
Amortization of patents	60	136	186	426
Total	$1,495	$1,039	$4,491	$3,135

8.                 Convertible Subordinated Debt

Convertible subordinated debt consists of the following:

	September 30, 2006	December 31, 2005
	(in thousands)
5% convertible subordinated debentures due February 2007	$440,000	$440,000
0% Series A convertible senior subordinated notes due December 2008	72,800	72,800
0% Series B convertible senior subordinated notes due December 2010	148,020	148,020
0% convertible senior subordinated notes due October 2024	500,000	500,000
Total	$1,160,820	$1,160,820

9.                 Comprehensive Income (Loss)

Total comprehensive income (loss) consists of net income (loss), net foreign currency translation adjustments and net unrealized gain (loss) on available-for-sale securities.

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005 (as restated)	September 30, 2006	September 30, 2005 (as restated)
	(in thousands)
Comprehensive income (loss):
Net income (loss)	$64,431	$(2,485)	$85,511	$(32,979)
Net foreign currency translation adjustment	93	826	774	558
Unrealized gain (loss) on available-for-sale securities	(8)	4,164	(3,872)	12,716
Reclassification adjustment for (gains) included in net income	—	(18,345)	—	(18,345)
Total comprehensive income (loss)	$64,516	$(15,840)	$82,413	$(38,050)

10.          Legal Proceedings

Stock Option Inquiry and Derivative Stockholder Complaints

In June 2006, we announced that we had received a letter of inquiry from the Securities and Exchange Commission, or SEC, requesting documents related to our stock option grants and stock option practices, and we have been cooperating with such inquiry. We appointed a special committee of outside directors to conduct an internal review relating to our stock option grants and stock option practices. The special committee, with the assistance of legal counsel and accounting specialists, has reviewed stock option grants to our officers, directors and employees from 1996 to present under our various stock option plans in effect during this period. We cooperated with the review, and our finance department also reviewed our stock option grants and stock option practices. The special committee has completed its stock option related review, but will remain in place for the duration of the SEC’s inquiry. See Note 3 to our financial statements for additional information concerning these reviews.

We have accepted service of three stockholder derivative complaints relating to certain of our stock option grants that were filed in the Superior Court, Middlesex County, Commonwealth of Massachusetts, naming Sepracor as nominal defendant and also naming as defendants certain current members of our board of directors and certain of our current and former employees. The complaints allege purported breaches of fiduciary duties and unjust enrichment in connection with certain stock option grants made by us between June 1998 and May 2001. The complaints seek monetary damages in unspecified amounts, equitable and injunctive relief, including disgorgement of profits obtained by certain defendants and other relief as determined by the Court. On September 12, 2006, the three complaints were consolidated into one action, and on September 22, 2006, the action was transferred to the Business Litigation Session of the Superior Court, Suffolk County, Commonwealth of Massachusetts. Plaintiffs filed a consolidated complaint on October 19, 2006.

Three stockholder derivative complaints relating to the same subject matter were filed against Sepracor, certain current members of our board of directors and certain of our current and former employees in the United States District Court for the District of Massachusetts on September 28, 2006, October 3, 2006 and October 12, 2006. We have not been served with these complaints.

We are unable to reasonably estimate any possible range of loss or liability associated with the stock option inquiry and/or derivative suits due to their uncertain resolution.

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

In August 2006, we received notification that the FDA had received an ANDA, including a Paragraph IV certification, from Dey, L.P seeking approval of a generic version of our 1.25 mg/0.5 mL levalbuterol hydrochloride inhalation solution concentrate. We have filed a civil action against Dey, L.P for patent infringement.

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

LUNESTA Trademark Claim

In September 2006, Tharos Laboratories, Inc. filed suit against us in the United States District Court, District of Utah, Central Division, alleging trademark infringement, dilution, unfair competition, false advertising, and false designation of origin arising out of our use of our silk moth design in connection with LUNESTA. Tharos seeks unspecified monetary damages and an injunction of our use of the silk moth design. In October 2006, we filed a motion to dismiss Tharos’ claims. We are unable to reasonably estimate any possible range of loss related to this lawsuit due to its uncertain resolution.

11.          Investments

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

Our agreement with ACADIA includes an option to select a preclinical candidate from ACADIA’s 5-HT2a program for use in combination with LUNESTA. We have decided not to exercise this option.

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

12.          Commitments and Contingencies

In conjunction with the review of our stock option granting practices, we have also evaluated the related tax issues to determine if we may be subject to additional tax liability as a result of the matters under review. As a result of such charges, previously deducted compensation related to exercised stock options may be non-deductible under Section 162(m) of the Internal Revenue Code. Accordingly, our net operating loss carryforward, may be reduced, however, we have a full valuation allowance against our deferred tax assets and, as a result, do not expect any material impact on our financial position or results of operations. In addition, due to the revision of measurement dates, certain stock options that we previously treated as incentive stock options do not actually qualify for such treatment and must be treated as non-statutory stock options. Accordingly, we may be subject to fines and/or penalties relating to the tax treatment of such stock options. However, we do not believe it is probable that we will incur any material additional tax liability as a result of the matters under review and any such amount is not expected to have a material impact on our financial position or results of operations.

At the conclusion of the SEC’s informal inquiry, we could be subject to regulatory fines or penalties or other contingent liabilities.

13.          Subsequent Event

In October 2006, the Internal Revenue Service, or IRS, commenced an audit of our 2004 U.S. Federal income tax return. In connection with the audit, the IRS has requested, among other things, information relating to our stock option grants and practices. The IRS has only recently begun the audit, and it is not possible to predict its impact. However, we do not anticipate having to make a material tax payment, incurring a material liability or having our net operating loss carryforwards materially reduced, as a result of the audit.

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

Executive Overview

We are a research-based pharmaceutical company focused on discovering, developing and commercializing differentiated products that address large and growing markets and unmet medical needs and can be marketed to primary care physicians through our sales force.

We currently manufacture and sell three products, XOPENEX® (levalbuterol HCl) Inhalation Solution, a short-acting bronchodilator, for the treatment or prevention of bronchospasm in patients with reversible obstructive airway disease; XOPENEX HFA® (levalbuterol tartrate) Inhalation Aerosol, a hydrofluoroalkane, or HFA, metered-dose inhaler, or MDI, for the treatment or prevention of bronchospasm in adults, adolescents and children four years of age and older with reversible obstructive airway disease; and LUNESTA® (eszopiclone) for the treatment of insomnia. In October 2006, we received approval from the United States Food and Drug Administration, or FDA, for our New Drug Application, or NDA, for BROVANA™ (arformoterol tartrate) Inhalation Solution 15 micrograms (mcg) as a long-term, twice-daily maintenance treatment of bronchoconstriction in patients with chronic obstructive pulmonary disease, or COPD, including chronic bronchitis and emphysema. We expect to commercially introduce BROVANA in the second quarter of 2007.

We market and sell XOPENEX Inhalation Solution, LUNESTA and XOPENEX HFA directly through our sales force, and we expect to sell BROVANA through our sales force as well. We have entered into out-licensing arrangements with respect to several other compounds. We expect to commercialize any additional products that we may successfully develop through our sales force, through co-promotion agreements and/or through out-licensing partnerships.

Restatement of Financial Statements Based on Review of Stock Option Practices

In June 2006, we announced that the SEC had initiated an informal inquiry into our stock option practices, and we have been cooperating with such inquiry. We appointed a special committee of outside directors in June 2006 to conduct an internal review relating to our stock option grants and stock option practices. The special committee, with the assistance of legal counsel and accounting specialists, has reviewed the stock option grants to our officers, directors and employees from 1996 to the present under our various stock option plans in effect during this period. We have been cooperating with this review and our finance department also reviewed the stock option grants and stock option practices from 1996 to present. The special committee has completed its stock option related review, but will remain in place for the duration of the SEC’s inquiry. The aggregate amount of the additional stock-based compensation expense that we have incurred as a result of the stock option review is approximately $43.3 million, of which $668,000 was recorded in the nine months ended September 30, 2006. The impact of additional stock-based compensation expense is approximately $1.0 million, $1.3 million and $2.0 million for the years ended December 31, 2005, 2004 and 2003, respectively. Our financial statements for the nine months ended September 30, 2006 includes a restatement impact of $223,000 for additional stock-based compensation in the period ended March 31, 2006 as reported in our Form 10-Q/A filed on September 12, 2006.

As a result of the review, we have restated our financial statements for the quarters ended March 31, June 30, September 30 and December 31, 2005, the quarter ended March 31, 2006 and the fiscal years ended December 31, 2005 and 2004 and 2003. See Note 3 to our financial statements for additional information about the review and restatement.

Significant 2006 Developments

In October 2006, we announced that the FDA approved BROVANA (arformoterol tartrate) Inhalation Solution 15 mcg as a long-term, twice-daily (morning and evening), maintenance treatment of bronchoconstriction in patients with COPD including chronic bronchitis and emphysema. BROVANA is for use by nebulization only. We expect to commercially introduce BROVANA during the second quarter of 2007.

In October 2006, the Internal Revenue Service, or IRS, commenced an audit of our 2004 U.S. Federal income tax return. In connection with the audit, the IRS has requested, among other things, information relating to our stock option grants and practices. The IRS has only recently begun the audit and it is not possible to predict its impact. However, we do not anticipate having to make a material tax payment, that we will be subject to material liability or that our net operating loss carryforwards will be materially reduced, as a result of the audit.

In September 2006, Tharos Laboratories, Inc. filed suit against us in the United States District Court, District of Utah, Central Division, alleging trademark infringement, dilution, unfair competition, false advertising, and false designation of origin arising out of our use of our silk moth design in connection with LUNESTA. Tharos seeks unspecified monetary damages and an injunction of our use of the silk moth design. In October 2006, we filed a motion to dismiss Tharos’ claims. We are unable to reasonably estimate any possible range of loss related to this lawsuit due to its uncertain resolution.

In June 2006, we re-introduced our XOPENEX Inhalation Solution Concentrate (1.25 mg/0.5 mL), for which we had announced a manufacturer-initiated voluntary recall in October 2004 as a result of a packaging process validation issue relating to the automated process of placing the finished vials into a foil pouch. XOPENEX Inhalation Solution Concentrate is a premeasured, concentrated dose of 1.25 mg of XOPENEX Inhalation Solution that is packaged in a 0.5 milliliter (mL) vial and is intended primarily for hospital use.

During the second quarter of 2006, we completed the hiring and training of an additional 495 sales representatives and managers. This expansion will focus on supporting expected future sales growth of our marketed products.

In March 2006, the Medicare Durable Medical Equipment Program Safeguard Contractors, or DME-PSCs, issued a draft local coverage determination under which Medicare reimbursement for XOPENEX Inhalation Solution would be reduced to the level of reimbursement for generic albuterol inhalation solution under Medicare Part B, which is substantially less than the current level of reimbursement for XOPENEX Inhalation Solution. We estimate that approximately 25 to 30 percent of our XOPENEX Inhalation Solution units sold are subject to reimbursement under Medicare Part B. If this local coverage determination is implemented, revenue from these sales of XOPENEX Inhalation Solution would be materially adversely affected.

In February 2006, we announced that we entered into a licensing agreement with UCB S.A., or UCB relating to levocetirizine. Under this agreement, we have exclusively licensed to UCB all of our patents and patent applications in the United States regarding levocetirizine and royalties will be payable to us on U.S. sales of levocetirizine products. In July 2006, UCB announced it had submitted an NDA to the FDA seeking approval for XYZAL® (levocetirizine). In September 2006, UCB and sanofi-aventis announced they entered into an agreement to co-promote XYZAL in the United States. We currently earn royalties from UCB on sales of levocetirizine in European countries where the product is sold. Levocetirizine is currently marketed by UCB under the brand names XYZAL and XUSAL™ in the European Union, or E.U., for treatment of symptoms of seasonal and perennial allergic rhinitis, persistent allergic rhinitis and chronic idiopathic urticaria, or CIU, also known as hives of unknown cause, in adults and children aged six years and older.

In January 2006, we announced that we had completed the second $10 million purchase of ACADIA Pharmaceuticals Inc., or ACADIA, common stock in connection with our license, option and collaboration agreement, or collaboration, with ACADIA that we entered into in January 2005. Our purchase was made at a price of approximately $12.29 per share, which represented a 25 percent premium to the 30-day trailing average closing price on the NASDAQ Global Market as of the one-year anniversary of the collaboration, and resulted in the issuance to us of 813,393 shares of ACADIA common stock. Our agreement with ACADIA includes an option to select a preclinical candidate from ACADIA’s 5-HT2a program for use in combination with LUNESTA. We have decided not to exercise this option.

In January 2006, we announced that we had been notified that the FDA had received an abbreviated new drug application, or ANDA, from Dey, L.P. for a generic version of levalbuterol hydrochloride inhalation solution. Dey’s submission includes a Paragraph IV certification alleging our patents listed in the FDA publication entitled “Approved Drug Products With Therapeutic Equivalence Evaluations,” commonly referred to as the “Orange Book,” for XOPENEX Inhalation Solution are invalid, unenforceable or not infringed by Dey’s proposed product. On September 7, 2005, we announced that the FDA had received an ANDA from Breath Limited seeking marketing approval for generic copies of our 1.25 mg, 0.63 mg and 0.31 mg XOPENEX Inhalation Solution (levalbuterol hydrochloride) unit-dose vial product. XOPENEX Inhalation Solution Concentrate is not subject to the ANDA. Breath Limited’s submission includes a Paragraph IV certification alleging that our patents listed in the Orange Book for XOPENEX Inhalation Solution are invalid, unenforceable or not infringed by Breath Limited’s proposed product. We have filed civil actions against Breath Limited and Dey, L.P. for patent infringement.

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

In August 2006, we received notification that the FDA had received an ANDA, including a Paragraph IV certification, from Dey, L.P seeking approval of a generic version of our 1.25 mg/0.5 mL levalbuterol hydrochloride inhalation solution concentrate. We have filed a civil action against Dey, L.P for patent infringement. If we successfully enforce our patents, the FDA will not approve the relevant ANDA until expiration of the applicable patents. Otherwise, the FDA will stay its approval of the relevant ANDA for 30 months following the date we received notice of such ANDA or until a court decides that our patents are invalid, unenforceable or not infringed, whichever is earlier.

Three Month Periods ended September 30, 2006 and 2005

Revenues

Product sales were $280,086,000 and $193,357,000 for the three months ended September 30, 2006 and 2005, respectively, an increase of approximately 45%.

Sales of LUNESTA were $141,608,000 and $100,892,000 for the three months ended September 30, 2006 and 2005, respectively, an increase of approximately 40%. The increase is primarily the result of a 47% increase in the number of units sold, partially offset by a 4% decrease in the net selling price per unit, which included a 9% increase in the gross selling price per unit. Adjustments recorded to gross sales are disclosed below under the heading “Analysis of gross sales to net sales.”

Sales of XOPENEX Inhalation Solution were $125,379,000 and $92,466,000 for the three months ended September 30, 2006 and 2005, an increase of approximately 36%. The sales increase for XOPENEX Inhalation Solution for the three months ended September 30, 2006 as compared with the same period in 2005 is due to: (i) a 14% increase in the net selling price per unit, which included an 8% increase in the gross selling price per unit; and (ii) a 19% increase in the number of units sold. Adjustments recorded to gross sales are disclosed below under the heading “Analysis of gross sales to net sales.”

Sales of XOPENEX HFA were $13,099,000 for the three months ended September 30, 2006, as compared to $0 for the same period in 2005. We introduced XOPENEX HFA commercially in December 2005.

Analysis of gross sales to net sales—The following table presents the adjustments deducted from gross sales to arrive at total net sales:

	For the Three Months Ended September 30,
	2006	% of sales	2005	% of sales	$ Change	% Change
	(dollars in thousands)
Gross sales	$349,015	100.0%	$213,108	100.0%	$135,907	64%
Adjustments to gross sales:
Payment term discounts	7,010	2.0%	3,892	1.8%	3,118	80%
Wholesaler fee for service	11,487	3.3%	2,585	1.2%	8,902	344%
Government rebates and contractual discounts	45,325	13.0%	16,295	7.6%	29,030	178%
Returns	4,141	1.2%	(1,184)	(0.6%)	5,325	450%
Other (includes product launch discounts)	966	0.3%	(1,837)	(0.9%)	2,803	153%
Sub-total adjustments	68,929	19.8%	19,751	9.3%	49,178	249%
Net sales	$280,086	80.2%	$193,357	90.7%	$86,729	45%

The increase in  adjustments to gross sales as a percentage of gross sales for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005 primarily reflects an increase in government rebates and contractual discounts as a result of an increase in i) government rebates and contractual discounts that we offered primarily on the sales XOPENEX HFA, which was commercially introduced in December 2005; ii) discounts that we offered to managed care organizations; and iii) discounts given through Medicare and Medicaid programs;  partially offset by a decrease in  discounts including an $8.3 million reversal of reserves relating to rebates under the Department of Veterans Affairs, or VA, TRICARE Pharmacy Benefits Program , of which $4.2 million related to XOPENEX brand levalbuterol product sales and $4.1 million related to LUNESTA brand eszopiclone sales. The reversal was based on a U.S. Federal Court of Appeals ruling in September 2006 that pharmaceutical manufacturers are not required to reimburse on drugs purchased through the TRICARE Program. Product sales allowances also increased as a result of us offering more wholesaler discounts during the third quarter of 2006, as compared to the same period in 2005. We also experienced a higher return reserve as a percentage of gross sales in the third quarter of 2006 as compared to the same period in 2005, which was due to the release of a reserve in the three months ended September 30, 2005 relating to a potential product return caused by a packaging issue for our LUNESTA 1 milligram dose form, which was subsequently resolved, offset by a decrease in actual returns for the third quarter 2006 as compared to the same period in 2005.

Included in the deductions for government rebates and contractual discounts is a reserve for Medicare Part B discounts related to XOPENEX Inhalation Solution sales. Medicare reimbursement rates for XOPENEX Inhalation Solution have been favorable since January 2005, but we cannot be certain these favorable rates will continue. In March 2006, the DME-PSCs issued a draft local coverage determination under which Medicare reimbursement for XOPENEX Inhalation Solution would be reduced to the level of reimbursement for generic albuterol inhalation solution, which is substantially lower than the current reimbursement rate. We estimate that approximately 25 to 30 percent of our XOPENEX Inhalation Solution units sold are subject to reimbursement under Medicare Part B. If this local coverage determination is implemented, these sales of XOPENEX Inhalation Solution would be materially adversely affected.

Royalties were $9,210,000 and $12,363,000 for the three months ended September 30, 2006 and 2005, respectively, a decrease of approximately 26%. The decrease is primarily due to the decrease in royalties earned on the sales of ALLEGRA® (fexofenadine HCl), under our agreement with sanofi-aventis, which were $3,032,000 for the three months ended September 30, 2006 compared to $8,012,000 for the same period in 2005, with the majority of the decrease resulting because we ceased to receive royalties on sales of ALLEGRA in the United States. Pursuant to the terms of our United States agreement with sanofi-aventis, our royalties on the sale of ALLEGRA in the United States, which have historically been between $15 and $20 million per year, terminated based on the introduction of a generic equivalent of this product in September 2005. We are still entitled to receive royalties on the sale of ALLEGRA outside of the United States in countries where we hold patents covering ALLEGRA and no generic equivalent product has been introduced.

Royalties earned on sales of CLARINEX®, under our agreement with Schering-Plough Corporation, or Schering-Plough, increased to $4,085,000 from $2,300,000 for the three months ended September 30, 2006 as compared to the same period in 2005. In August 2006, we were notified that several ANDA’s containing Paragraph IV certifications had been received by the FDA seeking approval of generic versions of certain of Schering-Plough’s CLARINEX products. If and while a generic version of a CLARINEX product is marketed in the U.S. without Schering-Plough’s consent, Schering-Plough will have no obligation to pay royalties to us on the U.S .sales of CLARINEX products.

Costs of Revenues

Cost of product sold was $24,554,000 and $15,491,000 for the three months ended September 30, 2006 and 2005, respectively.

Cost of LUNESTA sold as a percentage of LUNESTA gross sales was approximately 5% and 7% for the three months ended September 30, 2006 and 2005, respectively, with the largest portion being the royalty paid on net sales of LUNESTA to a third party. The decrease in cost as a percentage of gross sales in the third quarter of 2006 compared to the same period in 2005 is primarily due to a gross sales price increase in 2006, however actual cost has remained stable. In accordance with our accounting policies, we did not begin to capitalize product manufacturing costs associated with LUNESTA inventory until the FDA approved the NDA for LUNESTA. Therefore, we expect costs of LUNESTA sold as a percentage of

LUNESTA gross sales to increase after we have sold all of our product for which we have not capitalized manufacturing costs. We expect this to occur by the end of 2006.

Cost of XOPENEX Inhalation Solution sold as a percentage of XOPENEX Inhalation Solution gross sales was approximately 7% and 8% for the three months ended September 30, 2006 and 2005, respectively.

Cost of XOPENEX HFA sold as a percentage of XOPENEX HFA gross sales was approximately 14% for the three months ended September 30, 2006. Included in the costs of XOPENEX HFA sold is a royalty paid on net sales of XOPENEX HFA to 3M Company, or 3M, our third-party finished goods manufacturer of the product. We commercially introduced XOPENEX HFA in December 2005.

Cost of royalties earned was $327,000 and $224,000 for the three months ended September 30, 2006 and 2005, respectively. The cost of royalties in both periods relates to an obligation to a third party as a result of royalties we earn from Schering-Plough Corporation based on its sales of CLARINEX. This increase in third-party obligations is due to the increase in royalties earned in the three months ended September 30, 2006 as compared with the same period in 2005.

Research and Development

Research and development expenses were $35,520,000 and $38,372,000 for the three months ended September 30, 2006 and 2005, respectively, a decrease of approximately 7%. The decrease is primarily due to lower spending on our XOPENEX HFA, BROVANA, LUNESTA and SEP-226330 programs. The decrease was partially offset by: (i) increased spending on our SEP-227162 program, targeted for the treatment of depression; (ii) increased drug discovery efforts, and (iii) an increase in  personnel related expense which includes stock-based compensation expense of $2,616,000 for the three months ended September 30, 2006, resulting from our January 1, 2006 implementation of SFAS 123(R), as compared to $0 for the three months ended September 30, 2005.

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

Below is a summary of development of our products and product candidates that represent 10% or more of our direct project research and development spending for the three months ended September 30, 2006. The “Estimate of Completion of Phase” column contains forward-looking statements regarding expected timing of completion of product development phases. Completion of product development, if successful, culminates in the submission of an NDA to the FDA; however, there can be no assurance that the FDA will accept for filing, or approve, any NDA. The actual timing of completion of phases could differ materially from the estimates provided in the table. In the table below, the three FDA approved products and the two product candidates listed accounted for approximately 94% of our direct project research and development spending for the three months ended September 30, 2006. No other product candidate accounted for more than 5% of our direct research and development spending in this period.

Product or Product Candidate	Indication	Phase of Development	Estimate of Completion of Phase
XOPENEX HFA (levalbuterol tartrate)	Respiratory-Asthma	*	*
LUNESTA (eszopiclone)	Insomnia	**	**
BROVANA (arformoterol tartrate)	Respiratory-COPD	NDA Approved	***
SEP-225289	Depression	Phase I	2007
SEP-227162	Depression	Phase I	2007

*                    We commercially introduced XOPENEX HFA in December 2005.

**             We commercially introduced LUNESTA in April 2005.

***      The FDA approved BROVANA in October 2006. We are targeting commercial introduction of the product in the second quarter of 2007.

Below is a summary of expenditure information related to our products and product candidates representing 10% or more of our direct project research and development spending during the three months ended September 30, 2006 and 2005, as well as the costs incurred to date on these projects. The costs in this analysis include only direct costs and do not include certain indirect labor, overhead, share-based compensation or other costs that benefit multiple projects. As a result, fully-loaded research and development cost summaries by project are not presented.

	Project costs for the three months ended September 30, 2006	Project costs to date through September 30, 2006	Project costs for the three months ended September 30, 2005	Project costs to date through September 30, 2005
	(in thousands)
LUNESTA (eszopiclone)	$3,958	$214,502	$4,826	$194,541
XOPENEX HFA (levalbuterol tartrate)	$2,343	$167,547	$5,506	$151,498
BROVANA (arformoterol tartrate)	$2,237	$169,465	$3,976	$155,932
SEP-227162	$2,089	$6,462	$428	$791
SEP-225289	$1,835	$11,105	$1,873	$3,032

Due to the length of time necessary to develop a product, uncertainties related to the ability to obtain governmental approval for commercialization, and difficulty in estimating costs of projects, it is difficult to make accurate and meaningful estimates of the ultimate cost to bring our product candidates to FDA approved status. We do not believe it is possible to estimate, with any degree of accuracy, the costs of product candidates that are in stages earlier than Phase III. Accordingly, because all of our product candidates are in Phase I development, we have not provided any such estimates.

Selling, Marketing and Distribution

Selling, marketing and distribution expenses were $151,154,000 and $162,731,000 for the three months ended September 30, 2006 and 2005, respectively, a decrease of approximately 7%. The decrease is primarily attributable to a decrease in marketing, advertising and promotion costs to support LUNESTA, partially offset by an increase in personnel-related expense, which includes stock-based compensation expense of $3,583,000 for the three months ended September 30, 2006, of which $3,553,000 resulted from our January 1, 2006 implementation of SFAS 123(R), as compared to $35,000 for the three months ended September 30, 2005.

General and Administrative

General and administrative costs were $19,285,000 and $11,097,000 for the three months ended September 30, 2006 and 2005, respectively, an increase of approximately 74%. The increase is primarily the result of an increase in personnel-related expense, which includes stock-based compensation expense of $4,214,000 for the three months ended September 30, 2006, of which $4,021,000 resulted from our January 1, 2006 implementation of SFAS 123(R), as compared to $226,000 for the three months ended September 30, 2005. The remainder of the increase is primarily attributable to increased legal fees largely related to patent and shareholder litigation, as well as expense associated with responding to the SEC’s informal inquiry into our stock option practices and the related internal investigation.

Other Income (Expense)

Interest income was $12,319,000 and $7,776,000 for the three months ended September 30, 2006 and 2005, respectively, an increase of approximately 58%. The increase is due to higher average balances of cash and short- and long-term investments combined with an increase in the interest rates earned on investments in 2006. Our monthly average cash and investment balance was approximately $968,798,000 and $906,548,000 for the three months ended September 30, 2006 and 2005, respectively. For the three months ended September 30, 2006 and 2005, the average annualized interest rate that we earned on our investments was 5.09% and 3.43%, respectively.

Interest expense was $5,538,000 and $5,847,000 for the three months ended September 30, 2006 and 2005, respectively. The expense in both periods is primarily related to the interest we paid on our 5% convertible subordinated debentures.

Equity in investee losses were $212,000 and $241,000 for the three months ended September 30, 2006 and 2005, respectively, a decrease of approximately 12%. The loss represents our portion of BioSphere losses.

Nine Month Periods ended September 30, 2006 and 2005

Revenues

Product sales were $814,018,000 and $466,748,000 for the nine months ended September 30, 2006 and 2005, respectively, an increase of approximately 74%.

Sales of LUNESTA were $418,824,000 and $184,351,000 for the nine months ended September 30, 2006 and 2005, respectively, an increase of approximately 127%. The increase is primarily the result of a 108% increase in the number of units sold, which is principally attributable to a full nine months of sales in 2006 as compared to six months of sales in 2005, and a 9% increase in the net selling price per unit, which was primarily due to a 11% increase in the gross selling price per unit. Adjustments recorded to gross sales are disclosed below under the heading “Analysis of gross sales to net sales.”

Sales of XOPENEX Inhalation Solution were $375,149,000 and $282,398,000 for the nine months ended September 30, 2006 and 2005, respectively, an increase of approximately 33%. The increase is primarily due to a 14% increase in the number of units sold and a 16% increase in the net selling price per unit, which included a gross unit price increase of approximately 9%. Adjustments recorded to gross sales are disclosed below under the heading “Analysis of gross sales to net sales.”

Sales of XOPENEX HFA were $20,045,000 for the nine months ended September 30, 2006, as compared to $0 for the same period in 2005. We introduced XOPENEX HFA commercially in December 2005.

Analysis of gross sales to net sales—The following table presents the adjustments deducted from total gross sales to arrive at total net sales:

	For the Nine months Ended September 30,
	2006	% of sales	2005	% of sales	Change	% Change
	(dollars in thousands)
Gross sales	$987,722	100.0%	$563,718	100.0%	$424,004	75%
Adjustments to gross sales:
Payment term discounts	20,309	2.1%	11,145	2.0%	9,164	82%
Wholesaler fee for service	27,339	2.8%	8,101	1.4%	19,238	237%
Government rebates and contractual discounts	108,930	11.0%	54,416	9.7%	54,514	100%
Returns	14,691	1.5%	20,444	3.6%	(5,753)	(28%)
Other (includes product launch discounts)	2,435	0.2%	2,864	0.5%	(429)	(15%)
Sub-total adjustments	173,704	17.6%	96,970	17.2%	76,734	79%
Net sales	$814,018	82.4%	$466,748	82.8%	$347,270	74%

The increase in adjustments to gross sales as a percentage of gross sales for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005 primarily reflects an increase in government rebates and contractual discounts as a result of i) an increase in discounts we offered primarily on the sales XOPENEX HFA, which was commercially introduced in December 2005; ii) an increase in discounts offered to managed care organizations; iii) a decrease in discounts given through Medicare and Medicaid programs; iv) a decrease in discounts due to a reversal of reserves relating to rebates under the Department of VA TRICARE Pharmacy Benefits Program, which was based on a U.S. Federal Court of Appeals ruling in September 2006 that pharmaceutical manufacturers are not required to reimburse on drugs purchased through the TRICARE Program. Product sales allowances also increased as a result of us offering more wholesaler discounts during the first nine months of 2006, as compared to the same period in 2005, as these discounts did not commence until the second quarter of 2005. Offsetting these increases to adjustment to gross sales was a decrease in sales returns primarily due to a decrease in actual returns for XOPENEX Inhalation Solution and the weighting of LUNESTA returns which are estimated at a lower rate.

Included in the government rebates and contractual discounts is a reserve for Medicare Part B discounts related to XOPENEX Inhalation Solution sales. Medicare reimbursement rates for XOPENEX Inhalation Solution have been favorable since January 2005, but we cannot be certain these favorable rates will continue. In March 2006, the DME-PSCs issued a draft local coverage determination under which Medicare reimbursement for XOPENEX Inhalation Solution would be reduced to the level of reimbursement for generic albuterol inhalation solution. We estimate that approximately 25 to 30 percent of our XOPENEX Inhalation Solution units sold are subject to reimbursement under Medicare Part B. If this local coverage determination is implemented, revenue from these sales of XOPENEX Inhalation Solution would be materially adversely affected.

Royalties were $25,362,000 and $43,081,000 for the nine months ended September 30, 2006 and 2005, respectively, a decrease of approximately 41%. The decrease is primarily due to the decrease in royalties earned on the sales of ALLEGRA under our agreement with sanofi-aventis, which were $11,691,000 for the nine months ended September 30, 2006 compared to $31,669,000 for the same period in 2005, with the majority of the decrease resulting as we ceased to received royalties on sales of ALLEGRA in the United States. Pursuant to the terms of our U.S. agreement with sanofi-aventis, our royalties on the sale of ALLEGRA in the United States, which have historically been between $15 and $20 million per year, terminated based on the introduction of a generic equivalent of this product in the United States in September 2005. We are still entitled to receive royalties on the sale of ALLEGRA outside of the United States in countries where we hold patents covering ALLEGRA and no generic equivalent product has been introduced.

Royalties earned on sales of CLARINEX, under our agreement with Schering-Plough Corporation, or Schering-Plough, increased to $9,613,000 from $7,366,000 for the nine months ended September 30, 2006 as compared to the same period in 2005. In August 2006, we were notified that several ANDA’s containing Paragraph IV certifications had been received by the FDA seeking approval of generic versions of certain of Schering-Plough’s CLARINEX products. If and while a generic version of a CLARINEX product is marketed in the U.S. without Schering-Plough’s consent, Schering-Plough will have no obligation to pay royalties to us on the U.S .sales of CLARINEX products.

Costs of Revenues

Cost of product sold was $70,780,000 and $39,981,000 for the nine months ended September 30, 2006 and 2005, respectively.

Cost of LUNESTA sold as a percentage of LUNESTA gross sales was approximately 6% for the nine months ended September 30, 2006 and 2005, with the largest portion being the royalty paid on net sales of LUNESTA to a third party. In accordance with our accounting policies, we did not begin to capitalize product manufacturing costs associated with LUNESTA inventory until the FDA approved the NDA for LUNESTA. Therefore, we expect costs of LUNESTA sold as a percentage of LUNESTA sales to increase after we have sold all of our product for which we have not capitalized manufacturing costs. We expect this to occur by the end of 2006.

Cost of XOPENEX Inhalation Solution sold as a percentage of XOPENEX Inhalation Solution gross sales was approximately 8% for the nine months ended September 30, 2006 and 2005.

Cost of XOPENEX HFA sold as a percentage of XOPENEX HFA net sales was approximately 14% for the nine months ended September 30, 2006. Included in the costs of XOPENEX HFA sold is a royalty paid on net sales of XOPENEX HFA to 3M, our third party finished goods manufacturer of the product. We commercially introduced XOPENEX HFA in December 2005.

Cost of royalties earned was $769,000 and $629,000 for the nine months ended September 30, 2006 and 2005, respectively. The cost of royalties in both periods relates to an obligation to a third party as a result of royalties we earn from Schering-Plough Corporation based on its sales of CLARINEX. This increase in third-party obligations is due to the slight increase in royalties earned in the nine months ended September 30, 2006 as compared with the same period in 2005.

Research and Development

Research and development expenses were $121,149,000 and $104,073,000 for the nine months ended September 30, 2006 and 2005, respectively, an increase of approximately 16%. The increase is primarily due to our increased spending on our LUNESTA Phase IIIB/IV program, as well as drug discovery efforts. We also incurred increased spending on two of our early-stage programs, SEP-225289 and SEP-227162, both targeted for the treatment of depression. In addition, we experienced an increase in personnel-related expense, which includes stock-based compensation expense of $7,558,000 for the nine months ended September 30, 2006, resulting from our January 1, 2006 implementation of SFAS 123(R), as compared to $0 for the nine months ended September 30, 2005.

Below is a summary of development of our products and product candidates that represent 10% or more of our direct project research and development spending for the nine months ended September 30, 2006. The “Estimate of Completion of Phase” column contains forward-looking statements regarding expected timing of completion of product development phases. Completion of product development, if successful, culminates in the submission of an NDA to the FDA; however, there can be no assurance that the FDA will accept for filing, or approve, any NDA. The actual timing of completion of phases could differ materially from the estimates provided in the table. In the table below, the three FDA-approved products and two product candidates listed accounted for approximately 94% of our direct project research and development spending for the nine months ended September 30, 2006. No other product candidate accounted for more than 4% of our direct research and development spending in this period.

Product or Product Candidate	Indication	Phase of Development	Estimate of Completion of Phase
LUNESTA (eszopiclone)	Insomnia	*	*
XOPENEX HFA (levalbuterol tartrate)	Respiratory—Asthma	**	**
BROVANA (arformoterol tartrate)	Respiratory—COPD	NDA Approved	***
SEP-227162	Depression	Phase I	2007
SEP-225289	Depression	Phase I	2007

*                    We commercially introduced LUNESTA in April 2005.

**             We commercially introduced XOPENEX HFA in December 2005.

***      The FDA approved BROVANA in October 2006. We are targeting commercial introduction of the product in the second quarter of 2007.

Below is a summary of expenditure information related to our products and product candidates representing 10% or more of our direct project research and development spending during the nine months ended September 30, 2006, and 2005, as well as the costs incurred to date on these projects. The costs in this analysis include only direct costs and do not include certain indirect labor, overhead, share-based compensation or other costs that benefit multiple projects. As a result, fully-loaded research and development cost summaries by project are not presented.

	Project costs for the nine months ended September 30, 2006	Project costs to date through September 30, 2006	Project costs for the nine months ended September 30, 2005	Project costs to date through September 30, 2005
	(in thousands)
LUNESTA (eszopiclone)	$14,780	$214,503	$10,978	$194,541
XOPENEX HFA (levalbuterol tartrate)	$10,756	$167,550	$18,801	$151,498
BROVANA (arformoterol tartrate)	$7,887	$169,465	$12,413	$155,932
SEP-225289	$7,036	$11,105	$3,032	$3,032

Due to the length of time necessary to develop a product, uncertainties related to the ability to obtain governmental approval for commercialization, and difficulty in estimating costs of projects, it is difficult to make accurate and meaningful estimates of the ultimate cost to bring our product candidates to FDA approved status. We do not believe it is possible to estimate, with any degree of accuracy, the costs of product candidates that are in stages earlier than Phase III. Accordingly, because all of our product candidates are in Phase I development, we have not provided any such estimates.

Selling, Marketing and Distribution

Selling, marketing and distribution expenses were $523,750,000 and $386,121,000 for the nine months ended September 30, 2006 and 2005, respectively, an increase of approximately 36%. The increase is primarily related to an increase in marketing, advertising and promotion costs in support of LUNESTA. Additionally, we incurred increased personnel-related expense, which is comprised of an increase in salaries as a result of hiring additional sales representatives and management to support marketed products, as well as an increase in stock-based compensation expense of $10,456,000 for the nine months ended September 30, 2006, including $10,367,000 resulting from our January 1, 2006 implementation of SFAS 123(R), as compared to $105,000 of stock-based compensation expense for the nine months ended September 30, 2005.

General and Administrative

General and administrative costs were $51,880,000 and $29,878,000 for the nine months ended September 30, 2006 and 2005, respectively, an increase of approximately 74%. The increase is primarily due to an increase in personnel-related costs primarily as a result of increased stock-based compensation expense, which was $12,960,000 for the nine months ended September 30, 2006, including $12,382,000 resulting from our January 1, 2006 implementation of SFAS 123(R), as compared to $678,000 of stock-based compensation expense for the nine months ended September 30, 2005. The remainder of the increase is primarily attributable to increased legal fees related to patent support and litigation and shareholder lawsuit-related cost, as well as expense associated with responding to the SEC’s informal inquiry into our stock option grants and practices and the related internal investigation.

Other Income (Expense)

Interest income was $33,103,000 and $18,446,000 for the nine months ended September 30, 2006 and 2005, respectively, an increase of approximately 79%. The increase is due to higher average balances of cash and short- and long-term investments combined with an increase in the interest rates earned on investments in 2006. Our monthly average cash and investment balance was approximately $948,134,000 and $836,663,000 for the nine months ended September 30, 2006 and 2005, respectively. For the nine months ended September 30, 2006 and 2005, the average annualized interest rate that we earned on our investments was 4.66% and 2.94%, respectively.

Interest expense was $16,632,000 and $17,528,000 for the nine months ended September 30, 2006 and 2005, respectively. The expense in both periods is primarily related to the interest we paid on our 5% convertible subordinated debentures.

Equity in investee losses were $565,000 and $709,000 for the nine months ended September 30, 2006 and 2005, respectively, a decrease of approximately 20%. The loss represents our portion of BioSphere losses.

Liquidity and Capital Resources

Our liquidity requirements have historically consisted of research and development expenses, sales and marketing expenses, capital expenditures, working capital, debt service and general corporate expenses. We have funded these requirements and the growth of our business primarily through convertible subordinated debt offerings, the issuance of common stock, including the exercise of stock options, sales of our products and license agreements for our drug compounds. We now expect to fund our liquidity requirements primarily with revenue generated from product sales. We also believe we have the ability to meet our short-term liquidity needs through the use of our cash and short-term investments on hand at September 30, 2006.

Cash, cash equivalents and short- and long-term investments totaled $997,160,000, or 74% of total assets at September 30, 2006, compared to $976,201,000, or 77% of total assets, at December 31, 2005.

Net cash provided by operating activities for the nine months ended September 30, 2006 was $18,737,000, which includes net income of $85,511,000. Our net income includes non-cash charges of $47,058,000, consisting primarily of share-based compensation and depreciation and amortization expense. Accounts receivable increased by $47,292,000 primarily due to LUNESTA and XOPENEX Inhalation Solution sales. Inventory increased by $9,312,000 in order to support anticipated sales increases. Other current assets increased by $4,426,000, which is primarily attributable to an increase in prepaid expenses. Accounts payable increased by $6,288,000 primarily due to timing of vendor payments. Accrued expenses decreased by $82,945,000 primarily due to the timing of payments relating to commissions and sales and marketing accruals. Other current liabilities increased by $23,855,000 primarily due to an increase in accruals for product revenue rebates related to LUNESTA and XOPENEX HFA product sales, offset by a decrease in accruals for product revenue rebates related to XOPENEX Inhalation Solution.

Net cash used in investing activities for the nine months ended September 30, 2006 was $97,291,000. Cash used in net purchases of short- and long-term investments was $76,573,000. We made purchases of property and equipment of $11,929,000 and received proceeds from sales of equipment of $150,000. We also made an investment in ACADIA of $8,939,000.

Net cash provided by financing activities for the nine months ended September 30, 2006 was $16,977,000. We received proceeds of $18,694,000 from issuing common stock upon the exercise of stock options issued under our stock option plans. We also used $1,717,000 to repay capital lease obligations and long-term debt.

We believe our existing cash and the anticipated cash flow from operations and current strategic alliances will be sufficient to support existing operations through at least 2007. In the longer term, we expect to continue to fund our operations with revenue generated from product sales. Our actual future cash requirements and our ability to generate revenue, however, will depend on many factors, including:

•       LUNESTA sales;

•       XOPENEX Inhalation Solution and XOPENEX HFA sales;

•       successful commercialization of BROVANA;

•       acquisitions of technologies, product candidates, approved products and/or businesses;

•       our ability to establish and maintain additional strategic alliances and licensing arrangements;

•       achievement of milestones under our strategic alliance arrangements;

•       progress of our preclinical and clinical research programs and the number and breadth of these programs;

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

Based on our current operating plan, we believe that we will not be required to raise additional capital to fund the repayment of our outstanding convertible debt when due, however we may choose to do so. If we are not able to successfully continue to grow our revenue and properly manage our expenses, it is likely that our business would be materially and adversely affected and that we would be required to raise additional funds in order to repay our outstanding convertible debt. We cannot assure that, if required, we would be able to raise the additional funds on favorable terms, if at all.

Critical Accounting Policies

We identified critical accounting policies in our annual report on Form 10-K/A for the year ended December 31, 2005. These critical accounting policies relate to product revenue recognition, royalty revenue recognition, rebate and return reserves, patents, intangibles and other assets, accounts receivable and bad debt, income taxes, induced conversion of debt, inventory write-downs and stock-based compensation. These policies require us to make estimates in the preparation of our financial statements as of a given date. Because of the uncertainty inherent in these matters, our actual results could differ from the estimates we use in applying the critical accounting policies. Other than the adoption of SFAS 123(R), which is described below, no changes to these critical accounting policies have taken place since December 31, 2005; however, we have expanded the disclosure of our accounting policies relating to product sale allowances and reserves.

Product Sales Allowances and Reserves:   We record product sales net of the following significant categories of product sales allowances: payment term discounts, wholesaler fee-for-service discounts, government rebates and contractual discounts (includes Medicaid discounts, Medicare discounts, managed care discounts, chargebacks and group purchasing organization, or GPO, contract discounts), returns and other discounts. Calculating each of these items involves significant estimates and judgments and requires us to use information from external sources. Based on known market events and trends, internal and external historical trends, third party data, customer buying patterns and up-to-date knowledge of contractual and statutory requirements, we are able to make reasonable estimates of sales discounts. Historically, our estimates have not materially differed from our actual results.

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

2) Wholesaler Fee- for-Service Discounts—In the second quarter of both 2006 and 2005, we entered into letter agreements with certain wholesaler customers that provide these wholesalers with the opportunity to earn discounts in exchange for the performance of certain services. These agreements are subject to termination upon thirty days prior written notice. Our effective rate of wholesaler fee-for-service discounts applied across all product sales in the first nine months of 2006 was approximately 2.8% as compared to 1.4% in the first nine months of 2005. Our accruals for wholesaler fee-for-service discounts are based on actual data of product sales made to wholesale customers with letter agreements and not on estimates. If the percentage of gross sales sold to wholesalers with letter agreements increases, our liability related to these discounts could increase materially.

3)   Government Rebates and Contractual Discounts—

Medicaid Discounts—We record accruals for rebates to be provided through the Medicaid Drug Rebate Program as a reduction of sales when the product is sold. We rebate individual states for all eligible units purchased under the Medicaid program based on a rebate per unit calculation, which is driven off our Average Manufacturer Price, or AMP. We estimate the expected rebate per unit to be used and adjust our rebate accruals based on expected changes in rebate pricing. We also examine the historical rebate trends and the trend of sales that become eligible for Medicaid programs and any changes expected to these trends. In addition, certain states have supplemental rebate programs, which provide such states with an additional rebate. Supplemental rebates, like rebates under the Medicaid Drug Rebate Program, are recorded as a reduction of sales when the product is sold. Rebate amounts are generally invoiced quarterly in arrears and paid thirty days after they are invoiced. As a result, our accrual consists of: (i) an estimate of the amount expected to be incurred for the current quarter’s prescriptions; (ii) an accrual for prior quarters’ unpaid rebates; and (iii) an accrual for estimated inventory in the distribution channel.

We recorded a provision for Medicaid rebates of 4.9% and 7.1% of gross sales for the nine months ended September 30, 2006 and 2005, respectively. The decrease is attributable to a change in the product mix with the commercial introduction of LUNESTA in the second quarter of 2005, which has significantly lower Medicaid-eligible units than XOPENEX Inhalation Solution. The decrease is also the result of a Medicaid reserve reversal in the second quarter of 2006 relating to a prior period estimate, in addition to a shift in patient coverage from Medicaid to Medicare Part D, as a result of the introduction of the Medicare Part D program in 2006. Actual Medicaid discounts could exceed historical experience and our estimates of expected Medicaid activity and rebate-per-unit amounts. The most significant estimate we make in connection with this accrual is the estimate of the number of Medicaid-eligible units in the distribution channel. In recent quarters, our estimates have been approximately 98% accurate. Although the actual Medicaid rebate may vary by more than 2% of the estimated eligible Medicaid units in future periods, we believe, based on prior experience, a 2% variation in our estimate is reasonably likely. A 2% understatement of Medicaid-eligible units at September 30, 2006 would have resulted in an additional provision of approximately $0.6 million.

Medicare Discounts—Part B—We record accruals for rebates to be provided through Medicare Part B programs, as a reduction of sales when the product is sold. We established a Medicare Part B rebate program in order to increase the access by Medicare Part B beneficiaries to our XOPENEX Inhalation Solution 1.25 mg strength product through Medicare Part B pharmacy providers, or MPPs. XOPENEX Inhalation Solution is covered under a Medicare Part B code for drugs used with durable medical equipment, in our case, nebulizers. We estimate the expected rebate using historical data and by examining trends and expected changes in Medicare Part B codes. Medicare Part B payments are paid to MPPs primarily on a monthly basis. Accordingly, the provision typically relates to the activity over a one-month period and, as a result, the total provision consists of: (i) an estimate of the amount expected to be incurred for the current month’s prescriptions; (ii) an accrual for prior months’ unpaid rebates; and (iii) an accrual for estimated inventory in the distribution channel.

Medicare Discounts—Part D—Effective January 1, 2006, Medicare created a prescription drug benefit for its beneficiaries known as Medicare Part D. The Centers for Medicare and Medicaid Services, or CMS, contracted with numerous health plans and prescription drug benefit plans to design and administer the drug benefit, including the development of a formulary (which defines which products are covered and at what co-pay level). We pay rebates to certain Medicare Part D health plans and prescription drug plans on the sale of LUNESTA and XOPENEX HFA. XOPENEX Inhalation Solution has been, and we expect that it will remain, subject to reimbursement under Medicare Part B resulting in minimal Medicare Part D utilization. Our accruals for Medicare Part D are for rebates required for LUNESTA and XOPENEX HFA and are estimated based on projected sales volumes through the contracted health and drug plans.

The provision for both Medicare rebates was 1.2% of gross sales for both the nine months ended September 30, 2006 and less than 1% for the nine months ended September 30, 2005. Actual Medicare discounts could change significantly in the future based on future Medicare reimbursement classifications.

Medicare rebates at our current reimbursement levels represent an immaterial amount of sales rebates. Based on the accuracy of estimates and the small dollar amounts involved, we do not expect changes in estimates to have a material impact on net sales.

Managed Care Discounts—We have entered into agreements with certain managed care organizations, or MCOs, whereby we provide agreed upon discounts to such entities based on the achievement of sales volume and/or market share purchasing targets. We record accruals for these discounts as a reduction of sales when product is sold based on discount rates and expected levels of sales volumes of these MCOs during a period. We estimate eligible sales based on historical amounts and sales trends and expected changes to these trends. Discounts are generally invoiced and paid quarterly in arrears. Accordingly, our accrual consists of: (i) the amount expected to be incurred for the current quarter’s prescriptions, (ii) an accrual for prior quarters unpaid discounts; and (iii) an accrual for estimated inventory in the distribution channel.

The provision for MCO rebates was approximately 1.2% and 0.7% of gross sales in the nine months ended September 30, 2006 and 2005, respectively. Actual MCO discounts could exceed historical experience and our estimates of expected future participation in these programs. However, in part due to the fact that only a few organizations currently account for approximately 90% of our MCO discounts, our MCO discount estimates have historically been very similar to the actual MCO discounts. We expect that a small number of organizations will continue to account for substantially all of our MCO discounts for the foreseeable future and, therefore, do not expect significant changes to our MCO discount estimates in future periods.

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

The provision for chargebacks and GPO contract credits was approximately 4.4% and 1.1% of gross sales in the nine months ended September 30, 2006 and 2005, respectively. Actual chargeback and GPO contract credits could exceed historical experience and our estimates of future participation in these programs. However, over the past few years, chargeback activity has been fairly stable with the exception of XOPENEX HFA, which currently has low sales volumes and a limited number of chargeback contracts. In addition, the dollar value of our chargebacks and GPO contract credits are relatively low. Therefore, we do not expect significant variation between actual chargeback and GPO credits and our estimates.

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

The provision for returns was approximately 1.5% and 3.6% for the nine months ended September 30, 2006 and 2005, respectively. The decrease in return percentage provision in 2006 from 2005 is due to the introduction of LUNESTA in the second quarter of 2005, which has a significantly lower return percentage than XOPENEX Inhalation Solution, in addition to a decrease in actual returns for XOPENEX Inhalation Solution in the first nine months of 2006 compared to the same period in 2005. Actual returns could exceed historical experience and our estimates of expected future returns due to factors such as wholesaler and retailer stocking patterns and inventory levels and/or competitive changes. Based on these factors, and as a result of fluctuations observed in prior periods, we believe it is reasonably likely that the actual returns provision percentage could vary from the estimated percentage within a range of 0.25% to 0.5%. If the returns provision percentage for each of these products had increased by 0.25% to 0.5% of gross sales for the nine months ended September 30, 2006, an additional provision of between $2.5 million and $4.9 million would have been necessary.

Many of our accruals include an estimate of inventory in the distribution pipeline. At September 30, 2006, we believe a reasonable estimate of the value of our pipeline inventory in sales dollars is approximately $66 million for XOPENEX Inhalation Solution, $22 million for XOPENEX HFA and $84 million for LUNESTA.

5) Other Discounts—At times we offer special programs and discounts. In 2005, we implemented discount programs related to the commercial introduction of LUNESTA and XOPENEX HFA MDI to support the goal of making the products widely available. These programs include discounts for auto-shipments to pharmacies, coupons, and vouchers, including the LUNESTA 7-Night Challenge introduced in September 2006. Under the auto-shipments to pharmacies program, we offer a discount during commercial introduction of new products to wholesalers that provide evidence that they have delivered product to an agreed upon number of pharmacies in a timely manner. Under the coupon program, physicians give patients coupons to purchase the prescribed drug at a discount from any retail pharmacy. We reimburse retail pharmacies for these discounts through a third-party administrator. Under the voucher and LUNESTA 7-Night Challenge programs, physicians give patients vouchers to obtain free samples of the prescribed drug from any retail pharmacy. We reimburse retail pharmacies for the cost of these products through a third-party administrator. We use the voucher program primarily in states where samples cannot be shipped directly to physicians.

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

The following table summarizes activity in each of the above product sales allowances and reserve categories for the nine-month period from December 31, 2005 to September 30, 2006:

	Payment Terms Discount	Wholesaler Fee for Service	Government Rebates and Contractual Discounts	Returns	Other Discounts	Total
	(in thousands)
Balance at December 31, 2005	$(2,632)	$(9,503)	$(47,462)	$(16,269)	$(553)	$(76,419)
Current provision:
Current year	(20,309)	(27,339)	(118,515)	(14,690)	(2,425)	(183,278)
Prior year	—	—	9,585	—	20	9,605
Total	(20,309)	(27,339)	(108,930)	(14,690)	(2,405)	(173,673)
Actual:
Current year	15,982	7,151	63,839	—	933	87,905
Prior year	2,958	9,315	38,142	9,557	597	60,569
Total	18,940	16,466	101,981	9,557	1,530	148,474
Balance at September 30, 2006	$(4,001)	$(20,376)	$(54,411)	$(21,402)	$(1,428)	$(101,618)

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

Contractual Obligations

As of September 30, 2006, our contractual obligations disclosure in our annual report on Form 10-K/A for the year ended December 31, 2005 has not materially changed.

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

We are exposed to market risk from changes in interest rates and equity prices, which could affect our future results of operations and financial condition. These risks are described in our annual report on Form 10-K/A for the year ended December 31, 2005. As of November 9, 2006, there have been no material changes to the market risks described in our annual report on Form 10-K/A for the year ended December 31, 2005. Additionally, we do not anticipate any near-term changes in the nature of our market risk exposures or in our management’s objectives and strategies with respect to managing such exposures.

ITEM 4.                CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2006, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Change in and Evaluation of Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II

OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS

Stock Option Inquiry and Derivative Stockholder Complaints

In June 2006, we announced that we had received a letter of inquiry from the SEC requesting documents related to our stock option grants and stock option practices, and we have been cooperating with such inquiry. We appointed a special committee of outside directors to conduct an internal review relating to our stock option grants and stock option practices. The special committee, with the assistance of legal counsel and accounting specialists, has reviewed stock option grants to our officers, directors and employees from 1996 to present under our various stock option plans in effect during this period. We cooperated with the review, and our finance department also reviewed our stock option grants and stock option practices. The special committee has completed its stock option related review but will remain in place for the duration of the SEC’s inquiry. See Note 3 to our financial statements for additional information concerning these reviews.

We have accepted service of three stockholder derivative complaints relating to certain of our stock option grants that were filed in the Superior Court, Middlesex County, Commonwealth of Massachusetts, naming Sepracor as nominal defendant and also naming as defendants certain current members of our board of directors and certain of our current and former employees. The complaints allege purported breaches of fiduciary duties and unjust enrichment in connection with certain stock option grants made by us between June 1998 and May 2001. The complaints seek monetary damages in unspecified amounts, equitable and injunctive relief, including disgorgement of profits obtained by certain defendants and other relief as determined by the Court. On September 12, 2006, the three complaints were consolidated into one action, and on September 22, 2006, the action was transferred to the Business Litigation Session of the Superior Court, Suffolk County, Commonwealth of Massachusetts. Plaintiffs filed a consolidated complaint on October 19, 2006.

Three stockholder derivative complaints relating to the same subject matter were filed against Sepracor, certain current members of our board of directors and certain of our current and former employees in the United States District Court for the District of Massachusetts on September 28, 2006, October 3, 2006 and October 12, 2006. We have not been served with these complaints.

We are unable to reasonably estimate any possible range of loss or liability associated with the stock option inquiry and/or derivative suits due to their uncertain resolution.

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

In August 2006, we received notification that the FDA had received an ANDA, including a Paragraph IV certification, from Dey, L.P seeking approval of a generic version of our 1.25 mg/0.5 mL levalbuterol hydrochloride inhalation solution concentrate. We have filed a civil action against Dey, L.P for patent infringement.

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

LUNESTA Trademark Claim

In September 2006, Tharos Laboratories, Inc. filed suit against us in the United States District Court, District of Utah, Central Division, alleging trademark infringement, dilution, unfair competition, false advertising, and false designation of origin arising out of our use of our silk moth design in connection with LUNESTA. Tharos seeks unspecified monetary damages and an injunction of our use of the silk moth design. In October 2006, we filed a motion to dismiss Tharos’ claims. We are unable to reasonably estimate any possible range of loss related to this lawsuit due to its uncertain resolution.

ITEM 1A. RISK FACTORS

You should carefully consider the risks described below in addition to the other information contained in this report, before making an investment decision. Our business, financial condition or results of operations could be harmed by any of these risks. The risks and uncertainties described below are not the only ones we face. Additional risks not currently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business operations. We have not made any material changes in the risk factors previously disclosed in our quarterly report on Form 10-Q for the three-month period ended June 30, 2006.

Risks Related to Our Financial Results

We have a history of net losses and we may not be able to generate revenues sufficient to achieve and maintain profitability on a quarterly and annual basis.

Except for our four most recent fiscal quarters, we have incurred net losses each quarter since our inception. It is possible we will not be able to achieve profitability again or maintain profitability on a quarterly or annual basis. We expect to continue to incur significant operating expenditures to further develop and commercialize our products and product candidates. As a result, we will need to generate significant revenues in future periods to achieve and maintain profitability. We cannot assure you that we will achieve significant revenues or that we will ever achieve profitability again. Even if we do achieve profitability again, we may not be able to maintain profitability for any substantial period of time. If revenues grow more slowly than we anticipate or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial condition will be materially and adversely affected. In addition, if we are unable to achieve or maintain profitability on a quarterly or annual basis, the market price of our common stock may decline.

Almost all of our revenues are derived from sales of LUNESTA and XOPENEX Inhalation Solution and our future success depends on the continued commercial success of these products.

Approximately 95% of our total revenues for the nine months ended September 30, 2006 resulted from sales of LUNESTA and XOPENEX Inhalation Solution and we expect that sales from these two products will continue to represent a significant majority of our revenues for the coming year. In April 2005, we commercially introduced LUNESTA as a new product in a highly and increasingly competitive market and we cannot be certain that it will achieve continued commercial success. In addition, we do not have long-term sales contracts with our customers, and we rely on purchase orders for sales of LUNESTA and XOPENEX Inhalation Solution. Reductions, delays or cancellations of orders for LUNESTA or XOPENEX Inhalation Solution could adversely affect our operating results. If sales of LUNESTA and XOPENEX Inhalation Solution do not continue to increase, we may not have sufficient revenues to achieve our business plan or repay our outstanding debt, and our business will not be successful. In December 2005, we commercially introduced XOPENEX HFA. In October 2006, we received FDA approval to market BROVANA, which we expect to commercially introduce in the second quarter of 2007. We cannot be certain that either XOPENEX HFA or BROVANA will achieve commercial success.

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

We cannot be certain that we will be able to continue to successfully commercialize our products or that any of our products will continue to be accepted in their markets. Specifically, the following factors, among others, could affect the level of success and market acceptance of LUNESTA, XOPENEX Inhalation Solution, XOPENEX HFA and/or BROVANA, which we expect to commercially introduce in the second quarter of 2007:

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

As of September 30, 2006, our total debt was approximately $1.2 billion and our stockholders’ equity (deficit) was ($33.0) million. None of our 5% debentures due February 2007, our 0% Series A notes due December 2008, our 0% Series B notes due December 2010 nor our 0% notes due October 2024 restricts us or our subsidiaries’ ability to incur additional indebtedness, including debt that ranks senior to the notes. The 0% notes due 2024 are senior to the Series A notes due 2008 and Series B notes due 2010, which are senior to the 5% debentures due 2007. Additional indebtedness that we incur may in certain circumstances rank senior to or on parity with this debt. Our ability to satisfy our obligations will depend upon our future performance, which is subject to many factors, including factors beyond our control. The conversion prices for the 5% debentures due 2007, 0% Series A notes due 2008 and 0% Series B notes due 2010 are $92.38, $31.89 and $29.84, respectively. On July 31, 2006, the closing sale price of our common stock was $49.40. If the market price for our common stock does not exceed the conversion price, the holders of our outstanding convertible debt may not convert their securities into common stock. Our 0% notes due 2024 are convertible into cash and, if applicable, shares of our common stock at a conversion price of approximately $67.20, at the option of the holders under certain circumstances. We may not be able to make the required cash payments upon conversion of the 0% notes due 2024.

Historically, we have had negative cash flow from operations. For the nine months ended September 30, 2006, net cash provided by operating activities was approximately $18.7 million. Our annual debt service through 2006, assuming no additional interest-bearing debt is incurred and no additional 5%

debentures due 2007 are converted, redeemed, repurchased or exchanged, is approximately $22.0 million. Unless we have sufficient cash or are able to generate sufficient operating cash flow to pay off the principal of our outstanding debt, we will be required to raise additional funds or default on our obligations under the debentures and notes. If revenue generated from sales of LUNESTA and XOPENEX Inhalation Solution do not meet expected levels, it is unlikely that we would have sufficient cash flow to repay our outstanding convertible debt and/or make cash payments upon conversion of the 0% notes due 2024. There can be no assurance that, if required, we would be able to raise the additional funds on favorable terms, if at all.

If we exchange debt for shares of common stock, there will be additional dilution to holders of our common stock.

As of September 30, 2006, we had approximately $1.2 billion of outstanding debt. In order to reduce future cash interest payments, as well as future payments due at maturity, we may, from time to time, depending on market conditions, repurchase additional outstanding convertible debt for cash; exchange debt for shares of our common stock, warrants, preferred stock, debt or other consideration; or a combination of any of the foregoing. If we exchange shares of our capital stock, or securities convertible into or exercisable for our capital stock, for outstanding convertible debt or use proceeds from the issuance of convertible debt to fund redemption of outstanding convertible debt with a higher conversion ratio, the number of shares that we might issue as a result of such exchanges would significantly exceed the number of shares originally issuable upon conversion of such debt and, accordingly, such exchanges would result in material dilution to holders of our common stock. We cannot assure you that we will repurchase or exchange any additional outstanding convertible debt.

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

•       the FDA regulatory process;

•       litigation and government inquiries and investigations;

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

As we announced on June 2, 2006, the SEC is conducting an informal inquiry into our stock option grants and stock option practices and a special committee of our outside directors oversaw a review of our stock option granting practices and the documentation relating to such grants. We cannot assure you that we will not be subject to regulatory fines or penalties or other contingent liabilities at the conclusion of the SEC’s informal inquiry.

Based on the results of the special committee’s review, we have restated our financial statements for the quarters ended March 31, June 30, and September 30, 2005, the quarter ended March 31, 2006 and the fiscal years ended December 31, 2005, 2004 and 2003, and revised the financial information contained in our earnings release for the period ended June 30, 2006.

We have civil litigation pending that relates to our stock option granting practices, and we cannot predict the ultimate outcome of this litigation.

We and our directors and officers are defendants in several derivative actions relating to our stock option granting practices. The complaints allege purported breaches of fiduciary duties and unjust enrichment in connection with certain stock option grants made by us between June 1998 and May 2001. The complaints seek monetary damages in unspecified amounts, equitable and injunctive relief, including disgorgement of profits obtained by certain defendants and other relief as determined by the Court. These actions are in preliminary stages and we cannot predict the ultimate outcome or impact of this litigation.

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

•       the initiation of, or adverse developments in, any judicial litigation proceedings or governmental investigations in which we are involved;

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

•       termination of development efforts of any product under development or any collaboration agreement; and

•       timing of expenses we may incur with respect to any license or acquisition of products or technologies.

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

With our XOPENEX franchise, we compete primarily against albuterol. XOPENEX Inhalation Solution and generic albuterol inhalation solution currently account for the majority of short-acting beta-agonist inhalation solution prescriptions in the market. Albuterol has been marketed for many years, is well established and sells at prices substantially lower than XOPENEX Inhalation Solution. With XOPENEX HFA, we compete with generic chlorofluorocarbon-based albuterol metered-dose inhalers and brand-name HFA albuterol metered-dose inhalers. Generic chlorofluorocarbon MDIs sell at substantially lower prices than XOPENEX HFA. To continue successfully marketing our XOPENEX products, we must continue to demonstrate that the efficacy and safety features of our drug outweigh their higher cost.

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

With BROVANA, we expect to compete primarily against established dry-powder inhalers and inexpensive generic nebulized therapies for COPD. To successfully market BROVANA, we must demonstrate that its safety and efficacy outweigh the convenience of dry-powder inhalers and the lower cost of generic nebulized COPD treatments.

We may be unable to commercialize products for which we receive approval from the FDA.

Commercialization of a product for which we have received an approval letter from the FDA could be delayed for a number of reasons, some of which are outside of our control, including delays in delivery of the product due to importation regulations and/or problems with our distribution channels or delays in the issuance of approvals from, or the completion of required procedures by agencies other than the FDA, such as the United States Drug Enforcement Administration. In addition, commercialization of FDA-approved products may be delayed by our failure to timely finalize distribution arrangements, manufacturing processes and arrangements, produce sufficient inventory and/or properly prepare our sales force. If we are unable to commercialize a product promptly after receipt of an approval letter, our business and financial position may be materially adversely affected due to reduced revenue from product sales during the period or periods that commercialization is delayed and the shortening of any lead time to market we may have had over our competitors. In addition, the exclusivity period, which is the time during which the FDA will prevent generic pharmaceutical companies from introducing a generic copy of the product, begins to run upon FDA approval and, therefore, to the extent we are unable to commercialize a product promptly after receipt of an approval letter, our long-term product sales and revenues could be adversely affected. In October 2006, we received FDA approval to market BROVANA, which we expect to commercially introduce in the second quarter of 2007. Even if the FDA or similar foreign agencies grant us regulatory approval of a product, if we fail to comply with the applicable regulatory requirements, we may be subject to fines, suspension or withdrawal of regulatory approvals, product recalls, seizures of products, operating restrictions and criminal prosecution. In any such event, our product sales and revenues could be adversely affected.

We sell our products primarily through a direct sales force and if we are not successful in attracting and retaining qualified sales personnel, we may not be successful in commercializing our products.

We have established a sales force to market XOPENEX Inhalation Solution, LUNESTA and XOPENEX HFA. We also plan to market BROVANA through our sales force. We have incurred significant expense in expanding our sales force and we may incur additional expense if we further expand. If we successfully develop and obtain regulatory approval for the products we are developing, we may (1) market and sell them through our sales force, (2) license some of them to large pharmaceutical companies or (3) market and sell them through other arrangements, including co-promotion arrangements. We may incur significant costs in expanding our sales force before the products under development have been approved for marketing. For example, we expanded our sales force in 2004 in anticipation of marketing and selling LUNESTA and in 2005 in anticipation of marketing and selling XOPENEX HFA. In addition, we have, and may continue to, expand our sales force in anticipation of sales growth that may never occur. In addition, if we enter into co-promotion arrangements or market and sell additional products directly, we may need to significantly expand our sales force.

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

If our products do not receive government approval, we will not be able to commercialize them.

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

If we fail to successfully develop and receive regulatory approval for product candidates, we will be unable to commercialize the product candidates and future sales and earnings growth will be substantially hampered.

Our ability to maintain profitability will depend in large part on successful development and commercialization of additional products. All of our product candidates are in the early stages of development. We cannot assure you that we will be able to develop or acquire and commercially introduce new products in a timely manner or that new products, if developed, will be approved for the indications and/or with the labeling we expect, or that they will achieve market acceptance. Before we commercialize any other product candidate, we will need to successfully develop the product candidate by completing successful clinical trials, submitting an NDA for the product candidate that is accepted by the FDA and receiving FDA approval to market the candidate. If we fail to successfully develop a product candidate and/or the FDA delays or denies approval of any submitted NDA or any NDA that we submit in the future, then commercialization of our products under development may be delayed or terminated, which could have a material adverse effect on our business.

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

In March 2006, the Medicare Durable Medical Equipment Program Safeguard Contractors, or DME-PSCs, issued a draft local coverage determination under which Medicare reimbursement for XOPENEX Inhalation Solution would be reduced to the level of reimbursement for generic albuterol under Medicare Part B, which is substantially less than the current level of reimbursement for XOPENEX Inhalation Solution. We estimate that approximately 25 to 30 percent of our XOPENEX Inhalation Solution units sold are subject to reimbursement under Medicare Part B. If this local coverage determination is implemented, our sales of XOPENEX Inhalation Solution would be materially adversely affected.

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

The FDA has received ANDAs from Breath Limited, Dey, L.P. and Watson Laboratories, Inc. seeking marketing approval for generic copies of our XOPENEX brand levalbuterol HCl Inhalation Solution products. These submissions include Paragraph IV certifications alleging that our patents listed in the Orange Book for XOPENEX Inhalation Solution are invalid, unenforceable or not infringed by the submitter’s proposed product. We have filed civil actions against Breath Limited and Dey, L.P. for patent infringement.

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

In August 2006, we were notified that several ANDA’s containing Paragraph IV certifications had been received by the FDA seeking approval of generic versions of certain of Schering-Plough Corporation’s, or Schering-Plough’s,  CLARINEX products.  If and while a generic version of a CLARINEX product is marketed in the U.S. without Schering-Plough’s consent, Schering-Plough will have no obligation to pay royalties to us on the U.S. sales of CLARINEX products.

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

In September 2006, Tharos Laboratories, Inc. filed suit against us in the United States District Court, District of Utah, Central Division, alleging trademark infringement, dilution, unfair competition, false advertising, and false designation of origin arising out of our use of our silk moth design in connection with LUNESTA. Tharos seeks unspecified monetary damages and an injunction of our use of the silk moth design. In October 2006, we filed a motion to dismiss Tharos’ claims. We are unable to reasonably estimate any possible range of loss related to this lawsuit due to its uncertain resolution.

Risks Related to Our Dependence on Third Parties

If any third-party collaborator is not successful in development of our product candidates, we may not realize the potential commercial benefits of the arrangement and our results of operations could be adversely affected.

We have entered into a collaboration agreement with 3M for the scale-up and manufacturing of XOPENEX HFA and we may enter into additional collaboration agreements in the future. Under our agreement with 3M, 3M is responsible for manufacturing an MDI formulation of XOPENEX. We commercially introduced XOPENEX HFA in December 2005. If 3M, or any future development or commercialization collaborator, does not devote sufficient time and resources to its collaboration arrangement with us, breaches or terminates its agreement with us, fails to perform its obligation to us in a timely manner or is unsuccessful in its development and/or commercialization efforts, we may not realize the potential commercial benefits of the arrangement and our results of operations may be adversely affected. In addition, if regulatory approval or commercialization of any product candidate under development by or in collaboration with a partner is delayed or limited, we may not realize, or may be delayed in realizing, the potential commercial benefits of the arrangement.

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

In August 2006, we were notified that several ANDA’s containing Paragraph IV certifications had been received by the FDA seeking approval of generic versions of certain of Schering-Plough Corporation’s, or Schering-Plough’s,  CLARINEX products.  If and while a generic version of a CLARINEX product is marketed in the U.S. without Schering-Plough’s consent, Schering-Plough will have no obligation to pay royalties to us on the U.S. sales of CLARINEX products.

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

We are currently commercializing three products and expect to begin commercializing a fourth product during the second quarter of 2007. However, all of our product candidates are in the early stages of development. In order to increase the likelihood that we will be able to successfully develop and/or commercialize additional drugs, we intend to acquire and develop additional product candidates and /or approved products. The success of this growth strategy depends upon our ability to correctly establish criteria for such acquisitions and successfully identify, select and acquire product candidates and/or products that meet such criteria. We will be required to integrate any acquired product candidates into our research and development operations and any acquired products into our sales and marketing operations. Managing the development and/or commercialization of a new product involves numerous financial and operational risks, including difficulties allocating resources between existing and acquired assets and attracting and retaining qualified employees to develop and/or sell the product.

Any product candidate we acquire may require additional research and development efforts prior to commercial sale, including extensive pre-clinical and/or clinical testing and approval by the FDA and corresponding foreign regulatory authorities. All product candidates are prone to the risks of failure inherent in pharmaceutical product development, including the possibility that the product candidate will not be safe and effective or approved by regulatory authorities.

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

SEPRACOR INC.
Date: November 9, 2006	By:	/s/ TIMOTHY J. BARBERICH
Timothy J. Barberich
Chairman and Chief Executive Officer (Principal Executive Officer)
Date: November 9, 2006	By:	/s/ ROBERT F. SCUMACI
Robert F. Scumaci
Executive Vice President, Finance and Administration, and Treasurer (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.