Form 10-K
period 2006-12-31
SEPRACOR INC /DE/
filed 2007-03-01
CIK 877357

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT
TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒                               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Common Stock, $.10 par value
(Title of class)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒   No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒      Accelerated filer ☐      Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of voting common stock held by nonaffiliates of the registrant based, on the last reported sale price of the common stock on the Nasdaq Stock Market on June 30, 2006, was approximately $5,996,027,000.

The number of shares outstanding of the registrant’s class of common stock as of February 15, 2007 was 110,178,840 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the 2007 Annual Meeting of Stockholders—Part III

Sepracor Inc.
FORM 10-K

Cautionary Statement Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 concerning our business, operations and financial condition, including statements with respect to the safety, efficacy and potential benefits of our products under development, expectations with respect to the timing and success of the development and commercialization of our products and product candidates and acquisitions of technologies, product candidates, approved products and/or businesses, the timing and success of the submission, acceptance and approval of regulatory filings, the scope of patent protection with respect to these product candidates and our products and information with respect to the other plans and strategies for our business and the business of our subsidiaries. All statements other than statements of historical facts included in this report regarding our strategy, future operations, timetables for product testing, development, regulatory approvals and commercialization, acquisitions, financial position, costs, prospects, plans and objectives of management are forward-looking statements. When used in this report the words “expect”, “anticipate”, “intend”, “plan”, “believe”, “seek”, “will”, “estimate”, and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements for a number of important reasons, including those discussed under “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report.

You should read these forward-looking statements carefully because they discuss our expectations about our future performance, contain projections of our future operating results or our future financial condition, or state other “forward-looking” information. You should be aware that the occurrence of any of the events described under “Risk Factors” and elsewhere in this report could substantially harm our business, results of operations and financial condition and that upon the occurrence of any of these events, the trading price of our common stock could decline.

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

PART I

Item 1. Business.

The Company

Sepracor Inc. is a research-based pharmaceutical company focused on discovering, developing and commercializing differentiated products that address large and growing markets, unmet medical needs, and are prescribed principally by primary care physicians. Our proprietary compounds are either:

•       Single isomers or active metabolites of existing drugs, or

•       New chemical entities that are unrelated to marketed drugs.

Our drug research and development program has yielded a portfolio of drugs and drug candidates intended to treat a broad range of indications. We are currently concentrating our product development efforts in two therapeutic areas: respiratory diseases and central nervous system, or CNS, disorders.

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

Our currently marketed products are:

•       XOPENEX® (levalbuterol HCl) Inhalation Solution, a short-acting bronchodilator, for the treatment or prevention of bronchospasm in patients six years of age and older with reversible obstructive airway disease;

•       XOPENEX HFA® (levalbuterol tartrate) Inhalation Aerosol, a hydrofluoroalkane, or HFA, metered-dose inhaler, or MDI, for the treatment or prevention of bronchospasm in adults, adolescents and children four years of age and older with reversible obstructive airway disease; and

•       LUNESTA® (eszopiclone) for the treatment of insomnia in adults.

We market these products in the U.S. to primary care physicians, allergists, pulmonologists, pediatricians, hospitals, psychiatrists and sleep specialists, as appropriate, through our sales organization comprising approximately 1,850 sales professionals.

We have, from time to time, licensed our technology and patent rights to third parties. These out-licensing agreements include Schering-Plough Corporation for CLARINEX® (desloratadine); sanofi-aventis, formerly Aventis, for ALLEGRA® (fexofenadine HCl); and UCB Pharma for XYZAL®/XUSAL™ (levocetirizine). As a result of these agreements, we earned aggregate royalties of $33.8, $51.2 and $52.2 million in 2006, 2005 and 2004, respectively, on sales of CLARINEX, ALLEGRA and XYZAL/XUSAL.

In early 2007 and 2006 our key developments included the following:

•              On March 1, 2007, we announced that W. James O’Shea had resigned as our President and Chief Operating Officer and had been elected as Vice Chairman. In addition, we announced that, effective March 1, 2007, our board had elected Adrian Adams to the positions of President and Chief Operating Officer and Andrew I. Koven to the positions of Executive Vice President, General Counsel and Secretary. The board, upon the recommendation of the nominating and corporate governance committee, has also elected Mr. Adams to the board of directors, as a Class II director. We currently expect that Mr. Adams will be elected to the position of Chief Executive Officer within six months of March 1, 2007. Douglas E. Reedich, Senior Vice President, Legal Affairs, plans to leave Sepracor but will remain in this position for a period of up to 10 months to ensure an orderly transition in the handling of our legal matters.

•       In February 2007, we paid in full $440,000,000 in aggregate principal amount of outstanding 5% convertible debentures, which matured on February 15, 2007, plus approximately $11,000,000 in accrued interest.

•       In October 2006, we announced that the U.S. Food and Drug Administration, or FDA, approved BROVANA (arformoterol tartrate) Inhalation Solution 15 mcg as a long-term, twice-daily (morning and evening), maintenance treatment of bronchoconstriction in patients with chronic obstructive pulmonary disease, or COPD, including chronic bronchitis and emphysema. BROVANA is for use by nebulization only. We expect to commercially introduce BROVANA during the second quarter of 2007.

•       In September 2006, Tharos Laboratories, Inc. filed suit against us in the United States District Court, District of Utah, Central Division, alleging trademark infringement, dilution, unfair competition, false advertising, and false designation of origin arising out of our use of our silk moth design in connection with LUNESTA. Tharos seeks unspecified monetary damages and an injunction of our use of the silk moth design. In October 2006, we filed a motion to dismiss Tharos’ claims. On February 9, 2007 the court granted our motion in respect of the state unfair competition claims and denied it in respect of Tharos’ other claims. We are unable to reasonably estimate any possible range of loss related to this lawsuit due to its uncertain resolution.

•       In August 2006, we received notification that the FDA had received an Abbreviated New Drug Application, or ANDA, including a Paragraph IV certification, from Dey, L.P seeking approval of a generic version of our 1.25 mg/0.5 mL levalbuterol hydrochloride inhalation solution concentrate. We have filed a civil action against Dey, L.P for patent infringement. If we successfully enforce our patents, the FDA will not approve the relevant ANDA until expiration of the applicable patents. Otherwise, the FDA will stay its approval of the relevant ANDA for 30 months following the date we received notice of such ANDA or until a court decides that our patents are invalid, unenforceable or not infringed, whichever is earlier.

•       In June 2006, we announced that the Securities and Exchange Commission, or SEC, is conducting an informal inquiry into our stock option grants and stock option granting practices. A special committee of our outside directors, with the assistance of outside legal counsel and outside accounting specialists, reviewed the stock option grants to our officers, directors and employees from 1996 to the present under our various stock option plans in effect during this period. Our finance department also reviewed the stock option grants and stock option practices from 1996 to present. Their review resulted in the restatement of our financial statements. Representatives from the U.S. Attorneys Office have been present at meetings that our outside counsel has had with the SEC. While the U.S. Attorneys Office has not initiated an investigation, we cannot assure you that it will not. In October 2006, the Internal Revenue Service, or IRS, commenced an audit into our 2005 and 2004 U.S. Federal income tax returns and has requested, among other things, certain information relating to our stock option grants and granting practices. Please also see the section entitled “Stock Option Inquiry Related Matters” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

•       In June 2006, we advanced SEP-227162, a serotonin and norepinephrine reuptake inhibitor, or SNRI, into a Phase I clinical study for the treatment of depression.

•       In June 2006, we met with the Japanese regulatory authorities, the Pharmaceutical and Medical Devices Agency, or PMDA, and received approval to proceed with our plan for clinical development of LUNESTA in Japan. In late 2006, we filed a Clinical Trial Notification in Japan, which is equivalent to an Investigational New Drug Application, or IND, in the United States, and in January 2007, began a Phase I clinical study of LUNESTA in Japan.

•       In May 2006, we completed a Phase I clinical study of a triple reuptake inhibitor, SEP-225289, for the treatment of depression. We are planning to initiate a Phase II clinical study of SEP-225289 in 2007.

•       During the second quarter of 2006, we completed the hiring and training of an additional 495 sales representatives and managers. This expansion will help to support expected future sales growth of our marketed products.

•       In April 2006, we were notified of an ANDA seeking approval of a generic version of our 1.25 mg, 0.63 mg and 0.31 mg levalbuterol hydrochloride inhalation solution including a Paragraph IV certification, which was submitted to the FDA by Watson Laboratories, Inc. Watson’s Paragraph IV

certification was limited to our patent that expires in 2021 and covers certain levalbuterol hydrochloride inhalation solutions, including XOPENEX Inhalation Solution. We have decided not to file a civil action against Watson Laboratories, Inc. for patent infringement at this time.

•       In March 2006, the Medicare Durable Medical Equipment Program Safeguard Contractors, or DME-PSCs, issued a draft local coverage determination under which Medicare reimbursement for XOPENEX Inhalation Solution would be reduced to the level of reimbursement for generic albuterol inhalation solution under Medicare Part B, which is substantially less than the current level of reimbursement for XOPENEX Inhalation Solution. In December 2006, the Centers for Medicare and Medicaid Services, or CMS, commenced a National Coverage Analysis, or NCA, to determine when use of nebulized levalbuterol for treating COPD in the Medicare population is reasonable and necessary. We expect the NCA process to be concluded before the end of 2007. We estimate that approximately 25 to 30 percent of our XOPENEX Inhalation Solution units sold are subject to reimbursement under Medicare Part B. If the local coverage determination is implemented, or if the NCA results in significant restrictions on the use of nebulized levalbuterol, revenue from these sales of XOPENEX Inhalation Solution would be materially adversely affected.

•       In February 2006, we announced that we entered into a licensing agreement with UCB S.A., or UCB, relating to levocetirizine. Under this agreement, we have exclusively licensed to UCB all of our patents and patent applications in the United States regarding levocetirizine and royalties will be payable to us on U.S. sales of levocetirizine products. In July 2006, UCB announced it had submitted a New Drug Application, or NDA, to the FDA seeking approval for XYZAL. In September 2006, UCB and sanofi-aventis announced they entered into an agreement to co-promote XYZAL in the United States. We currently earn royalties from UCB on sales of levocetirizine in European countries where the product is sold. Levocetirizine is currently marketed by UCB under the brand names XYZAL and XUSAL in the European Union, or E.U., for treatment of symptoms of seasonal and perennial allergic rhinitis, persistent allergic rhinitis and chronic idiopathic urticaria, or CIU, also known as hives of unknown cause, in adults and children six years of age and older.

•       In January 2006, we announced that we had completed the second $10 million purchase of ACADIA Pharmaceuticals Inc., or ACADIA, common stock in connection with our license, option and collaboration agreement, or collaboration, with ACADIA that we entered into in January 2005. Our purchase was made at a price of approximately $12.29 per share, which represented a 25 percent premium to the 30-day trailing average closing price on the NASDAQ Global Market as of the one-year anniversary of the collaboration, and resulted in the issuance to us of 813,393 shares of ACADIA common stock. Our agreement with ACADIA includes an option to select a preclinical candidate from ACADIA’s 5-HT2a program for use in combination with LUNESTA. We have decided not to exercise this option.

•       In January 2006, we announced that we had been notified that the FDA had received an ANDA from Dey, L.P. for a generic version of levalbuterol hydrochloride inhalation solution. Dey’s submission includes a Paragraph IV certification alleging our patents listed in the FDA publication entitled “Approved Drug Products With Therapeutic Equivalence Evaluations,” commonly referred to as the “Orange Book,” for XOPENEX Inhalation Solution are invalid, unenforceable or not infringed by Dey’s proposed product. We have filed a civil action against Dey, L.P. for patent infringement.

For the year ended December 31, 2006, our total revenues and net income were $1,196.5 million and $184.6 million, respectively. Fiscal 2006 was only our second profitable year since inception. We have funded our operations primarily through convertible debt financings, sales of our products, license agreements for our drug compounds, and the issuance of common stock, including the exercise of stock options. We now plan to finance our operations primarily with revenue generated from product sales. In order to achieve continued profitability, we will need to continue to grow our product sales. The rate of our future sales growth depends, in part, upon our ability to successfully develop or acquire and commercialize new product candidates.

Our future success is also highly dependent on obtaining and maintaining patent protection for our products. We have filed civil actions for patent infringement against Breath Limited and Dey, L.P. in connection with their ANDAs for generic versions of levalbuterol hydrochloride inhalation solution. Should we successfully enforce our patents, ANDA approval will not occur until the expiration of the applicable patents. Otherwise, the FDA will stay its approval of the relevant ANDA until 30 months following the date we received notice of such ANDA or until a court decides that our patents are invalid, unenforceable or not infringed, whichever is earlier. The loss of patent protection on levalbuterol or any of our other products would materially impact our results of operations.

Background on Science

Chiral Compounds

Approximately 500 currently available drugs are chiral compounds. Chiral compounds frequently exist as mixtures of mirror-image molecules known as isomers. When a chiral compound contains equal amounts of both isomers, it is a racemic mixture, or a racemate. These two isomers are generally referred to as (S)-isomers (left) and (R)-isomers (right). While isomers have identical molecular weights and physical properties, they can show remarkable selectivity within biological systems and therefore can have different biological actions. In many cases, only one isomer of the racemic drug is responsible for the drug’s efficacy. The other may be an unnecessary component or may cause side effects. Typically, in our chiral compound product development process, we separate racemic mixtures containing two isomers into compounds containing only one isomer.

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

In contrast to traditional new drug development, the safety and efficacy of the racemates and parent drugs of our chiral compound and active metabolite pharmaceuticals under development are often well understood before clinical trials begin. Parent drugs have been successfully taken through clinical studies and may have been on the market for years. We evaluate isomers or active metabolites in an accelerated and focused manner that is designed to allow us to efficiently identify potential advantages in our candidates such as improvements in efficacy, onset of action, duration of activity, dosage, additional indications or meaningful reductions in side effects or adverse reactions.

New Chemical Entities

We have expanded our research efforts to look beyond single isomers and active metabolites as sources of discovering new compounds. We are actively pursuing novel new chemical entity research and licensing activities focusing primarily on central nervous system disorders and respiratory diseases.

Marketed Products

LUNESTA®

Overview

LUNESTA brand eszopiclone is a non-benzodiazepine used for the treatment of insomnia. Symptoms of insomnia include difficulty falling asleep, awakening frequently during the night, waking up too early, an inability to fall back to sleep, or awakening feeling unrefreshed. LUNESTA is approved for long- or short-term treatment of sleep onset and sleep maintenance insomnia. LUNESTA is classified as a schedule IV controlled substance and is marketed in 1 mg, 2 mg and 3 mg film-coated tablets.

In December 2004, we received approval from the FDA for our NDA for LUNESTA brand eszopiclone. We commercially introduced LUNESTA in the United States in April 2005, and the product is marketed through our sales force. Our revenues from sales of LUNESTA grew to $566.8 million in 2006 from $329.2 million in 2005. LUNESTA accounted for approximately 47% and 40% of our total revenues in 2006 and 2005, respectively. We expect that LUNESTA will account for a substantial portion of our revenues in 2007.

Under our original license agreement with Rhone-Poulenc Rorer SA (the predecessor to sanofi-aventis) for eszopiclone, dated October 1999, we are obligated to pay a 5% royalty on sales of LUNESTA in the United States and, as part of the July 2004 amendment to this agreement, we permitted Aventis, now sanofi-aventis, to assign our royalty obligation to a third party in exchange for the right to read and reference Aventis’ regulatory filings related to zopiclone outside of the U.S. for the purpose of development and regulatory registration of eszopiclone outside of the United States. Aventis has assigned to us the foreign counterparts to the U.S. patent covering eszopiclone and its therapeutic use.

During 2006, we devoted significant resources to the completion of Phase IIIB/IV studies related to LUNESTA. We expect that we will continue to devote significant resources to Phase IV post-marketing studies of LUNESTA during 2007.

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

Manufacturing and Product Supply

We manufacture the LUNESTA active pharmaceutical ingredient, or API, at our manufacturing facility in Nova Scotia, Canada. This facility is part of Sepracor Canada Ltd., our wholly owned subsidiary. We also have a qualified second source for API manufacturing at Dow Chemical Inc. in Michigan. Our final tablet manufacturing and packaging takes place at Patheon, Inc., outside of Toronto, Canada, with a second Patheon site, currently used for packaging only, in Cincinnati, Ohio. Currently, Patheon is the only qualified manufacturer of finished commercial supplies of LUNESTA. Any future change to manufacturers or the manufacturing process requires regulatory approval. We seek to maintain sufficient inventories of API and finished products to protect against supply disruptions.

Competition

In the sleep disorder market, LUNESTA faces intense competition from established products such as AMBIEN®, SONATA®, AMBIEN CR™ and ROZEREM™. We expect that LUNESTA will face increasing competition from other potentially competitive therapies, such as a generic version of AMBIEN, which we expect to be introduced in April of 2007, and therapies in clinical development and under FDA review for the treatment of insomnia. To continue to be successful in the market with LUNESTA, we must continue to demonstrate that LUNESTA’s safety and efficacy features are superior to those of competing branded and generic products, some of which may be less expensive than LUNESTA.

XOPENEX® INHALATION SOLUTION

Overview

XOPENEX (levalbuterol HCl) Inhalation Solution is a short-acting beta-agonist used to treat and prevent bronchospasm in children six years of age or older and adults. XOPENEX Inhalation Solution, a short-acting beta-agonist, is used to relax the constricted or narrowed bronchial tubes and reduce bronchospasm in the lung. Bronchospasm occurs most commonly in patients with reversible obstructive airway disease, such as asthma, but can also occur in patients with COPD, including chronic bronchitis and emphysema, lung infections, acute bronchitis and other medical conditions. XOPENEX Inhalation Solution comes in a liquid form that is turned into a vapor-like mist in a nebulizer machine and is then inhaled. XOPENEX Inhalation Solution is marketed in 0.31 mg and 0.63 mg dosage strengths for routine treatment of children six to eleven years old, and 0.63 mg and 1.25 mg for patients twelve years of age and older. We sell XOPENEX Inhalation Solution in the U.S. through our sales force.

According to the American Lung Association, approximately 26 million Americans have been diagnosed with asthma in their lifetime. It is the most common childhood illness and affects approximately 8.6 million children in the United States under the age of eighteen.

XOPENEX Inhalation Solution revenues tend to be greater during the colder weather months, when asthma symptoms are more prevalent, thus our first quarter and fourth quarter revenues from XOPENEX Inhalation Solution historically have exceeded those of the second and third quarters. Our revenues from sales of XOPENEX Inhalation Solution grew to $555.0 million in 2006 from $428.5 million in 2005 and $319.8 million in 2004. XOPENEX Inhalation Solution accounted for approximately 47%, 52% and 84% of our total revenues in 2006, 2005 and 2004, respectively. When introduced, our new long-acting beta-agonist, BROVANA, may reduce XOPENEX Inhalation Solution use in some patients with COPD. We expect that XOPENEX Inhalation Solution will account for a substantial portion of our revenues in 2007.

Intellectual Property Position

We have five issued U.S. patents covering the approved therapeutic use of XOPENEX Inhalation Solution, expiring between January 2010 and August 2013. We have one other issued U.S. patent covering the marketed formulation of XOPENEX Inhalation Solution, expiring in March 2021. In September 2005, we received notification that the FDA had received an ANDA from Breath Limited for a generic version of levalbuterol hydrochloride inhalation solution. Breath Limited’s submission includes a Paragraph IV certification alleging that our patents listed in the Orange Book for XOPENEX Inhalation Solution are invalid, unenforceable or not infringed by Breath Limited’s proposed product. We were notified in January 2006 of a second levalbuterol inhalation solution ANDA including a paragraph IV certification, which was submitted to the FDA by Dey, L.P. In August 2006, we received notification that the FDA had received an ANDA, including a Paragraph IV certification, from Dey, L.P seeking approval of a generic version of our 1.25 mg/0.5 mL levalbuterol hydrochloride inhalation solution concentrate. We have filed civil actions for patent infringement against Breath Limited and Dey, L.P. Should we successfully enforce our patents, ANDA approval will not occur until the expiration of the applicable patents. Otherwise, the FDA will stay its approval of the relevant ANDA until 30 months following the date we received notice of such ANDA or until a court decides that our patents are invalid, unenforceable or not infringed, whichever is earlier. Our patent litigation will involve complex legal and factual questions, and we may not be able to exclude a generic company, for the full term of our patents, from marketing a generic version of XOPENEX Inhalation Solution. The loss of patent protection on levalbuterol or any of our other patents would materially impact our results of operations.

Manufacturing and Product Supply

We manufacture the API for XOPENEX Inhalation Solution at our manufacturing facility in Nova Scotia, Canada. We also have a qualified second source for API manufacturing at Rhodia-Chirex, Inc. in the United Kingdom. We currently have one qualified manufacturer of finished commercial supplies of XOPENEX Inhalation Solution, Cardinal Health—Sterile Technologies, a division of Cardinal Health, Inc., based near Chicago, Illinois. We are in the process of qualifying a second source manufacturer for this product. Any future change to manufacturers or the manufacturing process requires regulatory approval. We seek to maintain sufficient inventories of API and finished products to protect against supply disruptions but cannot guarantee we will not have product shortages.

Competition

In the asthma and COPD markets, XOPENEX Inhalation Solution, a short-acting beta-agonist, faces competition from generic albuterol and DUONEB®. Albuterol has been available generically for many years, is well established and sells at prices substantially lower than XOPENEX Inhalation Solution. DUONEB offers combination therapy of albuterol with ipratropium bromide. To continue to be successful in the marketing of XOPENEX Inhalation Solution, we must continue to demonstrate that the efficacy and safety features of the drug outweigh its higher price relative to generic albuterol.

XOPENEX HFA® METERED-DOSE INHALER

Overview

XOPENEX HFA (levalbuterol tartrate) Inhalation Aerosol, an HFA MDI, is indicated for the treatment or prevention of bronchospasm in adults, adolescents and children four years of age and older with reversible obstructive airway disease. MDIs are hand-held, pressurized canisters that deliver inhaled medications directly to the lungs. XOPENEX HFA combines levalbuterol with a propellant to produce a fine mist that delivers a specific amount of medication to a patient’s lungs. XOPENEX HFA complements the XOPENEX Inhalation Solution product line and provides patients with a portable means of administering XOPENEX.

XOPENEX HFA does not contain any ozone-depleting chlorofluorocarbons, or CFCs, but instead contains, a hydrofluoroalkane propellant, which is not ozone-depleting. Approximately 89% of the short-acting beta-agonist inhalers sold in 2006 contained CFC propellants, according to IMS Health information. Under provisions in the Montreal Protocol on Substances that Deplete the Ozone Layer, an international agreement that requires the phase-out of substances that deplete the ozone layer, MDIs containing CFC propellants would qualify for removal from the marketplace. In March 2005, the FDA issued its final rule for the removal of the essential use exemption for albuterol, which currently permits the use of CFC-containing albuterol inhalers despite environmental concerns. Under the rule, all production and sales of CFC-containing albuterol MDIs in the U.S. are required to cease by the end of 2008.

In 2006, production of CFC-containing albuterol inhalers began to decline as production of HFA inhalers began to increase. As of early 2007, the major producers have ceased production of CFC-containing albuterol MDIs. We anticipate a transition in the short-acting beta-agonist MDI market from a predominantly generic CFC-based market to a branded HFA-based market. We expect to continue to position XOPENEX HFA as an appropriate alternative to CFC albuterol MDIs throughout this transition period.

In March 2005, we received approval from the FDA for our NDA for XOPENEX HFA. We commercially introduced XOPENEX HFA in the United States in December 2005, and the product is marketed through our sales force. Revenues from sales of XOPENEX HFA grew to $41.0 million in 2006 from $12.0 million in 2005. XOPENEX HFA accounted for approximately 3% and 1% of our total revenues in 2006 and 2005, respectively. XOPENEX HFA revenues are expected to be greater during the colder weather months, when asthma symptoms are more prevalent, thus our first quarter and fourth quarter revenues for this product are expected to exceed those of the second and third quarters. In 2007, we expect that XOPENEX HFA will account for less than 10% of our overall revenues.

Intellectual Property Position

We have five issued U.S. patents covering the approved therapeutic use of XOPENEX HFA, expiring between January 2010 and August 2013. We also have a non-exclusive license under certain patents owned by Minnesota Mining and Manufacturing Company, or 3M, that relate to HFA inhalation aerosol technology.

Manufacturing and Product Supply

We manufacture the API for XOPENEX HFA at our facility in Nova Scotia, Canada. We also have a qualified second source for API manufacturing at Rhodia-Chirex, Inc. in the United Kingdom. We currently have one qualified manufacturer of finished commercial supplies of XOPENEX HFA, which is 3M. Under our supply agreement with 3M, we are obligated to pay to 3M a combination of a fixed price per unit of product purchased and a percentage royalty based on our net sales of XOPENEX HFA. We have several suppliers from whom we order components that go into the manufacture of the canister. These parts are shipped to a 3M Healthcare site in California for final manufacturing, which includes aerosol filling and packaging. Any future change to manufacturers or the manufacturing process requires regulatory approval. We seek to maintain sufficient inventories of API and finished products to protect against supply disruptions but cannot guarantee we will not have product shortages.

Competition

Albuterol MDIs have been on the market for many years and are well established. In the asthma market, we face competition from CFC-containing albuterol MDIs and branded HFA albuterol MDIs such as PROAIR® HFA, VENTOLIN® HFA and PROVENTIL® HFA. With the cessation of CFC albuterol MDI production, we expect that competition from branded HFA MDIs will increase substantially. There are currently no generic short-acting beta-agonist HFA MDIs available. To be successful in the marketing of XOPENEX HFA, we must demonstrate that the efficacy and safety features of the drug outweigh its higher price as compared to generic CFC albuterol MDIs and that these attributes differentiate the product from other HFA MDIs on the market.

BROVANA™

Overview

BROVANA (arformoterol tartrate) Inhalation Solution is a long-term, twice-daily (morning and evening), maintenance treatment of bronchoconstriction in patients with COPD, including chronic bronchitis and emphysema. BROVANA is the first long-acting bronchodilator to be approved as an inhalation solution for use with a nebulizer. According to the National Center for Health Statistics, COPD is the fourth leading cause of death in the United States, and in 2004, approximately 12 million adults in the United States were reported to have COPD. Approximately 24 million adults have evidence of impaired lung function, which may indicate that COPD is under-diagnosed, according to the National Heart, Lung, and Blood Institute, or NHLBI. COPD is a slowly progressive disease of the airways that is characterized by a gradual loss of lung function.

In October 2006, we received approval from the FDA for our NDA for BROVANA. We expect to commercially introduce BROVANA in the second quarter of 2007, and we expect that it will account for less than 5% of our overall revenues in 2007.

Intellectual Property Position

We have four issued U.S. patents covering the approved therapeutic use of BROVANA Inhalation Solution, all expiring on April 3, 2012. We have applied for a patent term extension of 745 days for one of these patents. We also have an issued U.S. patent covering the API of BROVANA, which expires on November 9, 2021.

Manufacturing and Product Supply

We manufacture the API for BROVANA at our manufacturing facility in Nova Scotia, Canada. We currently have one qualified manufacturer of finished commercial supplies of BROVANA, Cardinal Health—Sterile Technologies, a division of Cardinal Health, Inc., based near Chicago, Illinois. Any future change to manufacturers or the manufacturing process requires regulatory approval. We seek to maintain sufficient inventories of API and finished products to protect against supply disruptions but cannot guarantee we will not have product shortages.

Competition

BROVANA will only compete in the COPD market, as it does not have an asthma indication. Competitive products include all nebulized products used in the treatment of COPD including albuterol, ATROVENT®  (ipratropium bromide) and DUONEB. Even though BROVANA is a nebulized product, it also faces competition from long-acting beta-agonists and anticholinergics delivered by MDI and dry-powder inhaler, or DPI, including SEREVENT®, SPIRIVA® and FORADIL®. BROVANA will also compete with combination therapy products used for COPD including ADVAIR® (salmeterol and fluticasone) and soon to be commercialized SYMBICORT® (formoterol and budesonide). We are also aware of products in clinical development for treatment of COPD that, if approved, will compete with BROVANA. To be successful in the marketing of BROVANA, we must demonstrate that patients with COPD who use a nebulizer will benefit by adding BROVANA as adjunctive therapy.

Research and Development

Our research and development activities are primarily directed toward discovering and developing potentially improved versions of widely-prescribed drugs and new chemical entities unrelated to existing compounds.

Our total research and development expenses were $163.5, $144.5 and $160.0 million for 2006, 2005 and 2004, respectively.

Our spending during the past three years has centered on advancing our drug candidates through clinical trials. We expend the majority of funds on programs closest to NDA submission. Over the three-year period ended December 31, 2006, our principal research and development programs were (1) the development of LUNESTA, for which we received FDA approval in December 2004, and which we commercially introduced in April 2005; (2) the development of XOPENEX HFA, for which we received FDA approval in March 2005, and which we commercially introduced in December 2005; (3) the development of BROVANA, for which we received FDA approval in October 2006, and which we expect to commercially introduce in the second quarter of 2007; (4) Phase I studies of SEP-225289, a serotonin, norepinephrine and dopamine reuptake inhibitor, or SNDRI, for the treatment of major depressive disorder, or MDD; and (5) Phase I studies of SEP-227162, an SNRI for the treatment of depression and/or anxiety.

In 2007, we intend to increase research and development expenditures significantly over 2006. We expect our principal research and development activities will relate to (1) LUNESTA; (2) BROVANA; (3) SEP-225289; (4) SEP-227162; and (5) drug discovery.

Drug Development Programs

All of our drug candidates require significant research, development, successful preclinical and/or clinical testing, regulatory approval and a commitment of significant additional resources prior to commercialization.

RESPIRATORY

XOPENEX HFA.   In 2007, we expect to commence a Phase IV pediatric study of XOPENEX HFA.

BROVANA.   The FDA approved BROVANA in October 2006, and we are targeting commercial introduction of this product in the second quarter of 2007. In 2007, we expect to commence Phase IV studies of BROVANA, including an FDA mandated large safety study and a pediatric asthma study.

CENTRAL NERVOUS SYSTEM

LUNESTA (eszopiclone).   We are currently pursuing opportunities to develop and market LUNESTA (eszopiclone) outside the United States, and seeking to provide further clinical support of our LUNESTA marketing efforts in the United States.

Eszopiclone—Europe

In the E.U. we are pursuing a path toward registration and filing of a Marketing Authorization Application, or MAA, with regulatory authorities. In support of this effort, we have initiated a European clinical study of eszopiclone in patients with depression. The MAA is targeted for filing during the second half of 2007.

Eszopiclone—Japan

In the United States, we completed a Phase I pharmacokinetic study of eszopiclone for the treatment of insomnia for use in connection with the registration with the Japanese regulatory authorities that we initiated in 2006. In 2006, we conducted successful regulatory meetings in Japan with regard to our plans for further study and development of eszopiclone and filed a Clinical Trial Notification in Japan, which is equivalent to an IND in the United States. In January 2007, we have initiated an elderly Phase I pharmacokinetic study in Japan, which we expect to complete in 2007.

LUNESTA—U.S.

During 2007, we expect to commence a pediatric study of LUNESTA in response to an FDA request, in addition to completing a Phase IV study on the use of LUNESTA for the treatment of insomnia in the elderly.

SEP-225289.   SEP-225289 is an SNDRI for the treatment of MDD. SEP-225289 has been shown in preclinical studies to be a potent and balanced reuptake inhibitor of serotonin, norepinephrine and dopamine, which are three neurotransmitters associated with depression. While there are currently no triple reuptake inhibitors on the market, preclinical studies suggest that a triple mechanism of action may provide a profile superior to those of currently marketed antidepressants. In 2006, we completed a Phase I, single-blind, randomized, placebo-controlled safety, tolerability and pharmacokinetic clinical study for SEP-225289. In 2007, we anticipate initiating a Phase II, proof-of-concept study for the use of SEP-225289 in patients with depression.

SEP-227162.   SEP-227162 is an SNRI for the treatment of depression and/or anxiety. In 2006, we filed an IND for SEP-227162, and began a Phase I, single-dose pharmacokinetic study for SEP-227162, which we expect to complete in 2007. In 2007, we expect to initiate a Phase I multi-dose pharmacokinetic study and dose-ranging proof-of-concept study for the use of SEP-227162 in patients with depression.

SEP-226330.   SEP-226330 is a norepinephrine and dopamine reuptake inhibitor. In 2001, we submitted an IND to the FDA, and in 2002, we completed a Phase I clinical study of SEP-226330. In 2005, we completed a Phase II proof-of-concept study for the treatment of restless legs syndrome. In this study, SEP-226330 did not meet our standards for efficacy on the compound’s primary efficacy outcome measure. Currently, we are awaiting data from a preclinical toxicological evaluation before commencing further work on this product candidate as a potential novel mechanistic approach for the treatment of other central nervous system disorders, such as Parkinson’s disease.

Drug Discovery Programs

All of our drug candidates require significant research, development, successful preclinical and/or clinical testing, regulatory approval and a commitment of significant additional resources prior to commercialization.

We are continuing our research efforts for novel compounds for treatment of CNS disorders. In these programs we are seeking to discover novel compounds, unrelated to existing compounds, which we believe may have the potential to provide benefits over existing treatments or address unmet medical needs.

Blocking the reuptake of certain brain neurotransmitters has been demonstrated to lead to effective treatments for mood and anxiety disorders. These have traditionally focused on serotonin and norepinephrine. Dopamine is a third neurotransmitter involved in the regulation of mood and attention. We are advancing lead compounds with triple reuptake blocking mechanisms as backups for our clinical candidate SEP-225289. These backups block reuptake of dopamine, norepinephrine and serotonin thus having the potential to address mood and anxiety disorders through incorporation of the dopamine blockade.

We are currently evaluating selective agonists that bind to the alpha2 and alpha3 subunits of the GABAA (gamma-aminobutyric) receptor, which we believe may have utility in treating anxiety without the sedation typically associated with the GABA complex.

D-amino acid oxidase inhibitors, or DAAOIs, may offer therapeutic potential for treatment of cognitive disorders, schizophrenia and pain. We have been evaluating DAAOIs and our discovery program has identified selective leads that may be applicable for treating different CNS disorders and have been shown to be potent and efficacious in preclinical models.

Our other novel compound undergoing preclinical evaluation is a selective m1 agonist. We are currently assessing this compound for cognition and psychosis.

Partnered Research

ACADIA Pharmaceuticals.   In January 2005, we entered into a collaboration agreement with ACADIA for the development of new drug candidates targeted toward the treatment of CNS disorders. The collaboration has been established to investigate potential clinical candidates resulting from applying

ACADIA’s medicinal chemistry and discovery platform against a broad array of selective muscarinic receptors, which are receptors that respond to acetylcholine, a neurotransmitter in the CNS. Under the collaboration agreement, the parties have agreed to collaborate with each other to research and develop certain compounds that interact with these muscarinic receptors. We will have exclusive worldwide rights in any field outside of the prevention or treatment of ocular disease to develop and commercialize compounds developed under our collaboration with ACADIA. The collaboration includes ACADIA’s m1 agonist program, which is designed to target neuropsychiatric/neurologic conditions and neuropathic pain. The agreement also encompasses an option to select a preclinical program from ACADIA’s 5-HT2a program for use in combination with LUNESTA. 5-HT2a antagonists have been shown in clinical studies to affect sleep architecture in humans. We have decided not to exercise this option.

In connection with the collaboration, we have paid an aggregate of $24 million for ACADIA common stock and research funding. During the three-year research term of the collaboration agreement, we will provide ACADIA with research funding. In addition, we have agreed to make milestone payments to ACADIA upon the achievement by ACADIA of specified development and regulatory milestones for each product developed under the collaboration, including any product to be used in combination with LUNESTA that is developed under the collaboration. We have also agreed to pay royalties to ACADIA on net worldwide sales on products developed under the collaboration. Assuming the successful development of a single product in the muscarinic program, we will be required to pay ACADIA up to $40 million in aggregate payments plus applicable royalties. In addition, should the collaboration successfully develop a combination product with LUNESTA, we will also be obligated to pay ACADIA up to approximately $35 million in aggregate payments plus applicable royalties.

Partnered Products

Royalty revenues from our out-licensing agreements were $33.8, $51.2 and $52.2 million for the years ended December 31, 2006, 2005 and 2004, respectively. These royalty revenues represented 3%, 6% and 14% of our total revenues in 2006, 2005 and 2004, respectively.

sanofi-aventis for Fexofenadine HCl.   In July 1993, we licensed to Hoechst Marion Roussel, Inc., now sanofi-aventis (formerly Aventis), our U.S. patent rights covering fexofenadine hydrochloride, or HCl. In October 1996, Aventis commercially introduced ALLEGRA, which is fexofenadine HCl. Since March 1, 1999, we have been entitled to receive royalties on fexofenadine product sales in countries where we have patents related to fexofenadine. In February 2001, we began earning royalties on fexofenadine sales in the U.S. However, since the introduction of a generic version of ALLEGRA in the U.S. during the third quarter of 2005, we have ceased to earn royalties on U.S. sales of ALLEGRA. We are currently receiving royalties from sanofi-aventis for sales of ALLEGRA in Japan, Canada and Australia and in certain E.U. member states.

Schering-Plough Corporation for Desloratadine.   In December 1997, we licensed to Schering-Plough Corporation, or Schering-Plough, exclusive worldwide rights to our patents and patent applications relating to desloratadine, an active-metabolite of loratadine, which is marketed by Schering-Plough as CLARITIN® . In January 2002, Schering-Plough commercially introduced CLARINEX brand desloratadine 5 mg tablets for the treatment of seasonal allergic rhinitis, or SAR, in adults and children twelve years of age and older. In February 2002, Schering-Plough received FDA approval to market CLARINEX tablets for the treatment of CIU in adults and children twelve years of age and older. Under the terms of our license agreement with Schering-Plough, we are currently receiving royalties on sales of CLARINEX in countries in which we hold patents.

UCB Pharma for Levocetirizine.   In February 2006, we announced that we entered into a licensing agreement with UCB relating to levocetirizine. Under this agreement, we have exclusively licensed to UCB all of our patents and patent applications in the United States regarding levocetirizine and royalties will be payable to us on U.S. sales of levocetirizine products. In July 2006, UCB announced it had submitted an NDA to the FDA seeking approval for XYZAL (levocetirizine). In September 2006, UCB and sanofi-aventis announced they entered into an agreement to co-promote XYZAL in the United States. We currently earn royalties from UCB on sales of levocetirizine in European countries where the product is sold. Levocetirizine is currently marketed by UCB under the brand names XYZAL and XUSAL™ in the E.U. for treatment of symptoms of seasonal and perennial allergic rhinitis, persistent allergic rhinitis and CIU in adults and children six years of age and older.

Marketing and Sales

We market and sell our products through our sales force and we out-license our intellectual property rights in exchange for royalties. We believe that in certain situations, partnering arrangements allow us to use the partner’s development and marketing expertise to market our drug candidates more quickly. We currently have partnering agreements with Schering-Plough, sanofi-aventis and UCB. In each of these partnering arrangements, we are dependent upon the efforts, including marketing and sales efforts, of our partners, and these efforts may not be successful.

We have established a sales force to market XOPENEX Inhalation Solution, our short-acting bronchodilator; LUNESTA, for the treatment of insomnia; and XOPENEX HFA, our short-acting bronchodilator in an MDI formulation. We expect our sales force to begin marketing BROVANA in the second quarter of 2007. As of December 31, 2006, we had approximately 1,850 sales professionals who market our drugs to primary care physicians, psychiatrists, pediatricians, pulmonologists, allergists, sleep specialists and hospitals in the United States.

Our products are primarily sold directly to pharmaceutical wholesalers, retail pharmacy chains and home health care organizations. There are a limited number of major wholesalers and retail chains as a result of significant consolidation among companies in the industry. Therefore, as is typical in the pharmaceutical industry, a few customers provide a significant portion of our overall revenues. Also, our terms of sale typically allow for the return of unused product up to one year after product expiration.

Product sales of LUNESTA, XOPENEX Inhalation Solution and XOPENEX HFA to McKesson Corp, Cardinal Health, Inc. and AmerisourceBergen Corp. provided approximately 35%, 26% and 17%, respectively, of our revenues in 2006. No other customer accounted for more than 10% of our revenues in 2006.

We currently warehouse and ship all of our products through UPS Supply Chain Solutions, a division of United Parcel Services, Inc. through locations in Louisville, Kentucky and outside of Reno, Nevada. Our expectation for 2007 and beyond is to continue to distribute all of our products through one third-party vendor with at least two locations.

In 2007, we expect sales and marketing expenses to increase over 2006 as we:

•       incur increased marketing costs related to the expected commercial introduction of BROVANA in the second quarter;

•       incur the annualized costs related to the expansion of our sales force by approximately 495 sales professionals and managers hired in the second quarter of 2006.

Manufacturing

We prepare our drug compounds for research purposes primarily at our laboratories in Marlborough, Massachusetts. We also own and operate a current Good Manufacturing Practices compliant, or GMP-compliant, 39,000 square foot fine chemical manufacturing facility in Windsor, Nova Scotia, which we believe has sufficient capacity to support the production of our product candidates in quantities required for our clinical trials. If we successfully develop and receive regulatory approval for additional product candidates, we will need to either manufacture the drugs ourselves or rely on third parties for manufacturing. While we believe that we have the capability to scale up our manufacturing process to support the production in commercial quantities of certain of the drugs that we intend to market and sell directly, we must contract out to third-party manufacturers the production of a substantial portion of those drugs. See the discussions above for specific information on the manufacture of our marketed products.

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

Competition

Competition in our industry is intense and includes many large and small competitors. The principal means of competition varies from product to product and from time to time. Efficacy, safety, patients’ ease of use and cost effectiveness are important factors for success. As discussed in more detail above, all of our products face competition in the marketplace. We cannot be sure that we will be able to demonstrate advantages of our products to prescribing physicians and their patients in comparison to presently marketed products.

If competitors introduce new products or develop new processes or new information about existing products, then our products, even those protected by patents, may be replaced in the marketplace or we may be required to lower our prices.

Our royalty revenues come primarily from sales in the antihistamine market, and face intense competition from established products such as CLARINEX, ALLEGRA and ZYRTEC. These products are established and currently each has a significant share of the prescription antihistamine market. This competition has a direct impact on our ability to earn royalties in this market. In September 2005, a generic equivalent to ALLEGRA (fexofenadine) was introduced to the U.S. market. As a result of this generic introduction, we have ceased to earn royalties on U.S. sales of ALLEGRA. Additionally, CLARITIN is sold without a prescription, and there is uncertainty relating to possible changes in the market with much discussion about other allergy products possibly being sold without a prescription. Finally, there is a possibility that generic drug companies may succeed in their patent challenges relating to other drugs with large market share. This could result in the introduction of other generic equivalents, which may increase price competition among antihistamines and lower market share for the branded drugs.

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

The cost of pharmaceutical products is continually being investigated and reviewed by various government agencies, legislative bodies and private organizations in the United States and throughout the world. In the United States, most states have enacted generic legislation permitting, or even requiring, a dispensing pharmacist to substitute a different manufacturer’s generic version of a pharmaceutical product for the one prescribed.

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

We are a participant in the Medicaid rebate program established by the Omnibus Budget Reconciliation Act of 1990. Under the Medicaid rebate program, we pay a rebate to each participating state agency for each unit of our product reimbursed by Medicaid. The amount of the rebate for each product is set by law as a minimum 15.1% of the average manufacturer price, or AMP, of that product, or if it is greater than 15.1% of AMP, the difference between AMP and the best price available from us to any customer. The rebate amount also includes an inflation adjustment if AMP increases faster than inflation. The rebate amount is recomputed each quarter based on our reports of our current AMP and best price for each of our products to the CMS. Participation in the Medicaid rebate program includes requirements such as extending discounts comparable to the Medicaid rebate under the Public Health Service, or PHS, pharmaceutical pricing program to a variety of community health clinics and other entities that receive health services grants from the PHS, as well as hospitals that serve a disproportionate share of impoverished Medicare and Medicaid beneficiaries.

We also are required to pay certain statutorily defined rebates on Medicaid purchases for reimbursement on prescription drugs under state Medicaid plans. Since 1993, as a result of the Veterans Health Care Act of 1992, or VHC Act, Federal law has required that product prices for purchases by the Veterans Administration, the Department of Defense, the Coast Guard, and the PHS, including the Indian Health Service, be discounted by a minimum of 24% off the AMP to non-Federal customers, which is referred to as the non-federal average manufacturer price, or non-FAMP.

We also participate in the Medicare program enacted in 1965 under the Social Security Act, which provides health care coverage to aged and disabled eligible consumers. Medicare Part B is a program that covers outpatient services. XOPENEX Inhalation Solution and BROVANA Inhalation Solution are eligible for coverage under Medicare Part B. We established a Medicare Part B rebate program in order to increase the access by Medicare Part B beneficiaries to our XOPENEX Inhalation Solution 1.25 mg strength product through Medicare Part B pharmacy providers, or MPPs.

Effective January 1, 2006, Medicare created a prescription drug benefit for its beneficiaries known as Medicare Part D. The CMS contracted with numerous health plans and prescription drug benefit plans to design and administer the drug benefit, including the development of a formulary (which defines which products are covered and at what co-pay level). We pay rebates to certain Medicare Part D health plans and prescription drug plans on the sale of LUNESTA and XOPENEX HFA.

Federal and state government agencies continue to advance efforts to reduce costs of Medicare and Medicaid programs, including supplemental rebates and restrictions on the amounts that agencies will reimburse for the use of products.

Availability and Delivery of Pharmaceutical Products

We expect debate to continue during 2007 at the Federal and state levels over the availability, delivery of and payment for pharmaceutical products. We believe that if certain legislation is enacted, it could have the effect of reducing prices or limiting price increases of pharmaceutical products.

At this time it is not possible to predict the extent to which we, or the pharmaceutical industry in general, might be affected by the issues discussed above.

Hazardous Materials

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

In November 2004, we purchased, in a private placement, 4,000 shares of BioSphere Series A Convertible Preferred Stock, or BioSphere Series A Stock, and warrants to purchase 200,000 shares of BioSphere common stock from BioSphere for an aggregate purchase price of $4,000,000. Each share of BioSphere Series A Stock is convertible into 250 shares of BioSphere common stock. In addition, quarterly dividends of 6% per annum are paid on the shares in either cash or additional shares of Series A Stock, at BioSphere’s election.

At December 31, 2006, we owned 3,224,333 shares, or approximately 18%, of BioSphere’s outstanding common stock, 4,475 shares of Series A Convertible Preferred Stock and warrants to purchase an additional 200,000 shares of common stock. Assuming conversion of the shares of Series A Convertible Preferred Stock of BioSphere and the exercise of our warrants, we would own approximately 22% of the outstanding common stock of BioSphere. We account for our investment in BioSphere under the equity method.

Employees

On January 31, 2007, we and our wholly-owned subsidiaries employed approximately 2,470 persons. Of these 2,470 employees, 225 were primarily engaged in research, development and engineering activities, 65 were primarily engaged in manufacturing, 1,850 were engaged in direct sales and 330 were primarily engaged in marketing, sales administration, finance and accounting and corporate administration.

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

Our Securities and Exchange Commission filings are also available to the public on the Securities and Exchange Commission’s Internet website at www.sec.gov.

Item 1A. Risk Factors

You should carefully consider the risks described below in addition to the other information contained in this report, before making an investment decision. Our business, financial condition or results of operations could be harmed by any of these risks. The risks and uncertainties described below are not the only ones we face. Additional risks not currently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business operations

Risks Related to Our Financial Results and Our Common Stock

We have a history of net losses and we may not be able to generate revenues sufficient to achieve and maintain profitability on a quarterly and annual basis.

Except for our five most recent fiscal quarters, we have incurred net losses each quarter since our inception. It is possible we will not be able to achieve profitability again or maintain profitability on a quarterly or annual basis. We expect to continue to incur significant operating expenditures to further develop and commercialize our products and product candidates. As a result, we will need to generate significant revenues in future periods to achieve and maintain profitability. We cannot assure you that we will achieve significant revenues or that we will ever achieve profitability again. Even if we do achieve profitability again, we may not be able to maintain profitability for any substantial period of time. If revenues grow more slowly than we anticipate or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial condition will be materially and adversely affected. In addition, if we are unable to achieve or maintain profitability on a quarterly or annual basis, the market price of our common stock may decline.

Almost all of our revenues are derived from sales of LUNESTA and XOPENEX Inhalation Solution and our future success depends on the continued commercial success of these products.

Approximately 94% of our total revenues for the twelve months ended December 31, 2006 resulted from sales of LUNESTA and XOPENEX Inhalation Solution and we expect that sales from these two products will continue to represent a significant majority of our revenues for the coming year. In April 2005, we commercially introduced LUNESTA as a new product in a highly and increasingly competitive market and we cannot be certain that it will achieve continued commercial success. In addition, we do not have long-term sales contracts with our customers, and we rely on purchase orders for sales of LUNESTA and XOPENEX Inhalation Solution. Reductions, delays or cancellations of orders for LUNESTA or XOPENEX Inhalation Solution could adversely affect our operating results. If sales of LUNESTA and XOPENEX Inhalation Solution do not continue to increase, we may not have sufficient revenues to achieve our business plan or repay our outstanding debt, and our business will not be successful. In December 2005, we commercially introduced XOPENEX HFA. In October 2006, we received FDA approval to market BROVANA, which we expect to commercially introduce in the second quarter of 2007. We cannot be certain that either XOPENEX HFA or BROVANA will achieve commercial success.

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

•       a finding that our patents are invalid or unenforceable or that generic versions of our products do not infringe our products;

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

As of December 31, 2006, our total debt was approximately $1.2 billion. We repaid $440 million of such debt, plus approximately $11 million in accrued interest in February 2007, when our 5% debentures came due. None of our 0% Series A notes due December 2008, our 0% Series B notes due December 2010 nor our 0% notes due October 2024 restricts us or our subsidiaries’ ability to incur additional indebtedness, including debt that ranks senior to the notes. The 0% notes due 2024 are senior to the Series A notes due 2008 and Series B notes due 2010. Additional indebtedness that we incur may in certain circumstances rank senior to or on parity with this debt. Our ability to satisfy our obligations will depend upon our future performance, which is subject to many factors, including factors beyond our control. The conversion prices for the 0% Series A notes due 2008 and 0% Series B notes due 2010 are $31.89 and $29.84, respectively. On February 27, 2007, the closing sale price of our common stock was $52.54. If the market price for our common stock does not exceed the conversion price, the holders of our outstanding convertible debt may not convert their securities into common stock. The holders of our 5% debentures did not convert such debentures into common stock and on February 15, 2007, the maturity date for the 5% debentures, we repaid the entire principal amount of $440 million, plus $11 million of accrued interest. Our 0% notes due 2024 are convertible into cash at various times upon the occurrence of certain events and, if applicable, shares of our common stock at a conversion price of approximately $67.20, at the option of the holders under certain circumstances. We may not be able to make the required cash payments upon conversion of the 0% notes due 2024.

Historically, we have had negative cash flow from operations, and in 2006, we experienced our first full year of positive cash flow from operating activities. Unless we have sufficient cash or are able to generate sufficient operating cash flow to pay off the principal of our outstanding debt, we will be required to raise additional funds or default on our obligations under the debentures and notes. If revenue generated from sales of LUNESTA and XOPENEX Inhalation Solution do not meet expected levels, it is unlikely that we would have sufficient cash flow to repay our outstanding convertible debt and/or make cash payments upon conversion of the 0% notes due 2024. There can be no assurance that, if required, we would be able to raise the additional funds on favorable terms, if at all.

If we exchange debt for shares of common stock, there will be additional dilution to holders of our common stock.

As of February 28, 2007, we had approximately $721 million of outstanding debt that could be converted into common stock. In order to reduce future cash interest payments, as well as future payments due at maturity, we may, from time to time, depending on market conditions, repurchase additional outstanding convertible debt for cash; exchange debt for shares of our common stock, warrants, preferred stock, debt or other consideration; or a combination of any of the foregoing. If we exchange shares of our capital stock, or securities convertible into or exercisable for our capital stock, for outstanding convertible debt or use proceeds from the issuance of convertible debt to fund redemption of outstanding convertible debt with a higher conversion ratio, the number of shares that we might issue as a result of such exchanges would significantly exceed the number of shares originally issuable upon conversion of such debt and, accordingly, such exchanges would result in material dilution to holders of our common stock. We cannot assure you that we will repurchase or exchange any additional outstanding convertible debt.

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

We may require additional funds for our research and product development programs, operating expenses, repayment of debt, the pursuit of regulatory approvals, license or acquisition opportunities and the expansion of our production, sales and marketing capabilities. Historically, we have satisfied our funding needs through collaboration arrangements with corporate partners, sales of product, and equity and debt financings. These funding sources may not be available to us when needed in the future, and, if available, they may not be on terms acceptable to us. Insufficient funds could require us to delay, scale back or eliminate certain of our research and product development programs and/or commercialization efforts or to enter into license agreements with third parties to commercialize products or technologies that we would otherwise develop or commercialize ourselves. Our cash requirements may vary materially from those now planned because of factors including:

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

Our stock option granting practices are the subject of an informal inquiry by the SEC.

As we announced on June 2, 2006, the SEC is conducting an informal inquiry into our stock option grants and stock option practices and a special committee of our outside directors oversaw a review of our stock option granting practices and the documentation relating to such grants. Representatives from the U.S. Attorneys office have also been present at meetings that our outside legal counsel has had with the SEC. While the U.S. Attorneys Office has not initiated an investigation, we cannot assure you that it will not. In addition, as we have previously announced, during October 2006, the IRS commenced an audit into our 2005 and 2004 U.S. Federal income tax returns and has requested, among other things, certain information relating to our stock option grants and granting practices. As a result of the SEC inquiry, the IRS audit and/or other governmental proceedings that could be initiated in the future, we could be subject to monetary damages, fines and penalties and our officers and/or directors could be prohibited from serving as officers and directors of any public company and could be subject to criminal penalties and disgorgement.

Based on the results of the special committee’s review, we have restated our financial statements for the quarters ended March 31, June 30, and September 30, 2005, the quarter ended March 31, 2006 and the fiscal years ended December 31, 2005, 2004 and 2003, and revised the financial information contained in our earnings release for the period ended June 30, 2006. If the SEC disagrees with the conclusions we and our special committee have made, including with regard to measurement dates for certain stock option grants, the amount of additional stock-based compensation expense we incurred and/or the adjustments we have recorded to non-cash charges to reflect the additional stock-based compensation, we may be required to further restate our historical financial statements.

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

Fluctuations in the demand for products, the success and timing of clinical trials, regulatory approvals, product introductions, collaboration arrangements and any termination of development efforts will cause fluctuations in our quarterly operating results, which could cause volatility in our stock price.

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

•       timing and success of product introductions;

•       introduction of competitive products into the market;

•       results of clinical trials with respect to products under development;

•       a finding that our patents are invalid or unenforceable or that generic versions of our products do not infringe our products;

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

We face intense competition in the sale of our current products, and expect to face intense competition in the sale of any future products we sell. If we are unable to compete effectively, our financial condition and results of operations could be materially adversely affected because we may not achieve our product revenue objectives and because we may use our financial resources to seek to differentiate ourselves from our competition. Large and small companies, academic institutions, governmental agencies and other public and private organizations conduct research, seek patent protection, develop products, establish collaborative arrangements for product development and sell or license products in competition with us. Many of our competitors and potential competitors have substantially greater resources, manufacturing and sales and marketing capabilities, research and development staff and production facilities than we have. The fields in which we compete are subject to rapid and substantial technological change. Our competitors may be able to respond more quickly to new or emerging technologies or to devote greater resources to the development, manufacture and marketing of new products and/or technologies than we can. As a result, any products and/or technologies that we develop may become obsolete or noncompetitive before we can recover expenses incurred in connection with their development.

In the sleep disorder market, LUNESTA faces intense competition from established products such as AMBIEN®, SONATA®, AMBIEN CR™ and ROZEREM™. We expect that LUNESTA will face increasing competition from other potentially competitive therapies, such as a generic version of AMBIEN, which we expect to be introduced in April of 2007, and therapies in clinical development and under FDA review for the treatment of insomnia. To continue to be successful in the market with LUNESTA, we must continue to demonstrate that LUNESTA’s safety and efficacy features are superior to those of competing branded and generic products, some of which may be less expensive than LUNESTA.

In the asthma and COPD markets, XOPENEX Inhalation Solution, a short-acting beta-agonist, faces competition from generic albuterol and DUONEB®. Albuterol has been available generically for many years, is well established and sells at prices substantially lower than XOPENEX Inhalation Solution. DUONEB offers combination therapy of albuterol with ipratropium bromide. To continue to be successful in the marketing of XOPENEX Inhalation Solution, we must continue to demonstrate that the efficacy and safety features of the drug outweigh its higher price relative to generic albuterol.

Albuterol MDIs have been on the market for many years and are well established. In the asthma market, we face competition from CFC-containing albuterol MDIs and branded HFA albuterol MDIs such as PROAIR® HFA, VENTOLIN® HFA and PROVENTIL® HFA. With the cessation of CFC albuterol MDI production, we expect that competition from branded HFA MDIs will increase substantially. There are currently no generic short-acting beta-agonist HFA MDIs available. To be successful in the marketing of XOPENEX HFA, we must demonstrate that the efficacy and safety features of the drug outweigh its higher price as compared to generic CFC albuterol MDIs and that these attributes differentiate the product from other HFA MDIs on the market.

BROVANA will only compete in the COPD market, as it does not have an asthma indication. Competitive products include all nebulized products used in the treatment of COPD including albuterol, ATROVENT®  (ipratropium bromide) and DUONEB. Even though BROVANA is a nebulized product, it also faces competition from long-acting beta-agonists and anticholinergics delivered by MDI and DPI including SEREVENT®, SPIRIVA® and FORADIL®. BROVANA will also compete with combination therapy products used for COPD including ADVAIR® (salmeterol and fluticasone) and soon to be commercialized SYMBICORT® (formoterol and budesonide). We are also aware of products in clinical development for treatment of COPD that, if approved, will compete with BROVANA. To be successful in the marketing of BROVANA, we must demonstrate that patients with COPD who use a nebulizer will benefit by adding BROVANA as adjunctive therapy.

For all of our products, we need to demonstrate to physicians, patients and third-party payors that the cost of our product is reasonable and appropriate in light of its safety and efficacy, its price and the health care benefits, each as compared to other competing products.

We may be unable to commercialize products for which we receive approval from the FDA.

Commercialization of a product for which we have received an approval letter from the FDA could be delayed for a number of reasons, some of which are outside of our control, including delays in delivery of the product due to importation regulations and/or problems with our distribution channels or delays in the issuance of approvals from, or the completion of required procedures by agencies other than the FDA, such as the United States Drug Enforcement Administration. In addition, commercialization of FDA-approved products may be delayed by our failure to timely finalize distribution arrangements, manufacturing processes and arrangements, produce sufficient inventory and/or properly prepare our sales force. If we are unable to commercialize a product promptly after receipt of an approval letter, our business and financial position may be materially adversely affected due to reduced revenue from product sales during the period or periods that commercialization is delayed and the shortening of any lead time to market we may have had over our competitors. In addition, the exclusivity period, which is the time during which the FDA will prevent generic pharmaceutical companies from introducing a generic copy of the product, begins to run upon FDA approval and, therefore, to the extent we are unable to commercialize a product promptly after receipt of an approval letter, our long-term product sales and revenues could be adversely affected. In October 2006, we received FDA approval to market BROVANA, for the treatment of COPD, which we expect to commercially introduce in the second quarter of 2007. Even if the FDA or similar foreign agencies grant us regulatory approval of a product, if we fail to comply with the applicable regulatory requirements, we may be subject to fines, suspension or withdrawal of regulatory approvals, product recalls, seizures of products, operating restrictions and criminal prosecution. In any such event, our product sales and revenues could be adversely affected.

We sell our products primarily through a direct sales force and if we are not successful in attracting and retaining qualified sales personnel, we may not be successful in commercializing our products.

We have established a sales force to market XOPENEX Inhalation Solution, LUNESTA and XOPENEX HFA. We also plan to market BROVANA through our sales force. We have incurred significant expense in expanding our sales force and we may incur additional expense if we further expand. If we successfully develop and obtain regulatory approval for the products we are developing, we may (1) market and sell them through our sales force, (2) license some of them to large pharmaceutical companies or (3) market and sell them through other arrangements, including co-promotion arrangements. We may incur significant costs in expanding our sales force before the products under development have been approved for marketing. For example, we expanded our sales force in 2004 in anticipation of marketing and selling LUNESTA, in 2005 in anticipation of marketing and selling XOPENEX HFA and in 2006 in anticipation of selling BROVANA, and increased sales of our products generally. In addition, we have expanded our sales force in anticipation of sales growth that may never occur.

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

If we or our third-party manufacturers do not comply with current GMP regulations, then the FDA could refuse to approve marketing applications or force us to recall or withdraw our products.

The FDA and other regulatory authorities require that our products be manufactured according to their GMP regulations. The failure by us, our collaborative development partners or our third-party manufacturers to comply with current GMP regulations could lead to delay in our development programs or refusal by the FDA to approve marketing applications. Failure in either respect could also be the basis for action by the FDA to withdraw approvals previously granted, to recall products and for other regulatory action.

On October 22, 2004, we commenced notifying drug wholesalers, hospitals and pharmacies of a manufacturer-initiated voluntary Class III recall of one component of our XOPENEX Inhalation Solution product line, XOPENEX Inhalation Solution Concentrate (1.25mg/0.5mL), which we introduced in August 2004. The recall, which affected only XOPENEX Inhalation Solution Concentrate and no other components of our XOPENEX Inhalation Solution product line, was necessitated by packaging process validation issues relating to the automated process of placing finished vials into a foil pouch. We suspended manufacture and sale of XOPENEX Inhalation Solution Concentrate until the issues giving rise to the recall were fully resolved. We re-introduced XOPENEX Inhalation Solution Concentrate in June 2006. If these or similar deficiencies are found to extend to other components or our XOPENEX Inhalation Solution product line, our ability to supply product to the market may be limited or interrupted indefinitely, which could have a material adverse effect on our business.

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

There have been, there are, and we expect there will continue to be, state and Federal legislative and/or administrative proposals that could limit the amount that state or Federal governments will pay to reimburse the cost of pharmaceutical products. The Medicare Prescription Drug Improvement and Modernization Act of 2003, or MMA, which was signed into law in December 2003, contains provisions that permit reductions in government reimbursement for drugs. We are not able to predict the full impact of the MMA and its regulatory requirements on our business. However, we believe that legislative or administrative acts that reduce reimbursement for our products could adversely affect our business. In addition, private insurers, such as managed care organizations, may adopt their own reimbursement reductions in response to legislation. Reduction in reimbursement for our products could have a material adverse effect on our results of operations. Also, the increasing emphasis on managed care in the U.S. may put increasing pressure on the price and usage of our products, which may adversely affect product sales. Further, when a new drug product is approved, governmental and/or private reimbursement for that product is uncertain, as is the amount for which that product will be reimbursed. We cannot predict availability or amount of reimbursement for our approved products or product candidates, including those at a late stage of development, and current reimbursement policies for marketed products may change at any time.

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

In March 2006, the DME-PSCs issued a draft local coverage determination under which Medicare reimbursement for XOPENEX Inhalation Solution would be reduced to the level of reimbursement for generic albuterol under Medicare Part B, which is substantially less than the current level of reimbursement for XOPENEX Inhalation Solution. In December 2006, the CMS commenced an NCA to determine when use of nebulized levalbuterol for treating COPD in the Medicare population is reasonable and necessary. We expect the NCA process to be concluded before the end of 2007. We estimate that approximately 25 to 30 percent of our XOPENEX Inhalation Solution units sold are subject to reimbursement under Medicare Part B. If the local coverage determination is implemented, or if the NCA results in significant restrictions on the use of nebulized levalbuterol, revenue from these sales of XOPENEX Inhalation Solution would be materially adversely affected.

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

In May 2001, an advisory panel to the FDA recommended that the FDA allow certain popular allergy medications to be sold without a prescription. In November 2002, the FDA approved CLARITIN® , an allergy medication, to be sold without a prescription. In the future, the FDA may also allow sale of other allergy medications without a prescription. The sale of CLARITIN and /or, if allowed, the sale of other allergy medications without a prescription, may have a material adverse effect on our business because the market for prescription drugs, including CLARINEX, for which we receive royalties on sales, has been and may continue to be adversely affected.

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

In September 2006, Tharos Laboratories, Inc. filed suit against us in the United States District Court, District of Utah, Central Division, alleging trademark infringement, dilution, unfair competition, false advertising, and false designation of origin arising out of our use of our silk moth design in connection with LUNESTA. Tharos seeks unspecified monetary damages and an injunction of our use of the silk moth design. In October 2006, we filed a motion to dismiss Tharos’ claims. On February 9, 2007, the court granted our motion in respect of the state unfair competition claims and denied it in respect of Tharos’ other claims. We are unable to reasonably estimate any possible range of loss related to this lawsuit due to its uncertain resolution.

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

In August 2006, we were notified that several ANDAs containing Paragraph IV certifications had been received by the FDA seeking approval of generic versions of certain of Schering-Plough’s CLARINEX products. If and while a generic version of a CLARINEX product is marketed in the U.S. without Schering-Plough’s consent, Schering-Plough will have no obligation to pay royalties to us on the U.S. sales of CLARINEX products.

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

In September 2006, Tharos Laboratories, Inc. filed suit against us in the United States District Court, District of Utah, Central Division, alleging trademark infringement, dilution, unfair competition, false advertising, and false designation of origin arising out of our use of our silk moth design in connection with LUNESTA. Tharos seeks unspecified monetary damages and an injunction of our use of the silk moth design. In October 2006, we filed a motion to dismiss Tharos’ claims. On February 9, 2007, the court granted our motion in respect of the state unfair competition claims and denied it in respect of Tharos’ other claims. We are unable to reasonably estimate any possible range of loss related to this lawsuit due to its uncertain resolution.

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

In August 2006, we were notified that several ANDAs containing Paragraph IV certifications had been received by the FDA seeking approval of generic versions of certain of Schering-Plough’s CLARINEX products. If and while a generic version of a CLARINEX product is marketed in the U.S. without Schering-Plough’s consent, Schering-Plough will have no obligation to pay royalties to us on the U.S. sales of CLARINEX products.

We rely on third-party manufacturers, and this reliance could adversely affect our ability to meet our customers’ demands.

We currently operate a manufacturing plant that we believe can meet our commercial requirements of the active pharmaceutical ingredient for XOPENEX Inhalation Solution and XOPENEX HFA, partially fulfill our commercial requirements of the active pharmaceutical ingredient for LUNESTA, and support production of our product candidates in amounts needed for our clinical trials. We do not, however, have the capability to manufacture at our manufacturing facility all of our requirements for the active ingredients of our currently approved products, and we have no facilities for manufacturing pharmaceutical dosage forms or finished drug products. Developing and obtaining this capability would be time consuming and expensive. Unless and until we develop this capability, we will rely substantially, and in some cases, entirely, on third-party manufacturers. Cardinal Health, Inc. is currently the sole finished goods manufacturer of our XOPENEX Inhalation Solution, Patheon Inc. is the sole manufacturer of LUNESTA and 3M is the sole manufacturer and supplier of XOPENEX HFA. Certain components of XOPENEX HFA are available from only a single source. If Cardinal Health, Patheon, 3M, or any of our sole-source component suppliers experiences delays or difficulties in producing, packaging or delivering XOPENEX Inhalation Solution, LUNESTA or XOPENEX HFA, as the case may be, we could be unable to meet our customers’ demands for such products, which could lead to customer dissatisfaction and damage to our reputation. Furthermore, if we are required to change manufacturers, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines, including FDA guidelines. The delays associated with the verification of a new manufacturer for XOPENEX Inhalation Solution, LUNESTA or XOPENEX HFA could negatively affect our ability to produce such products in a timely manner or within budget.

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

Any product candidate we acquire may require additional research and development efforts prior to commercial sale, including extensive preclinical and/or clinical testing and approval by the FDA and corresponding foreign regulatory authorities. All product candidates are prone to the risks of failure inherent in pharmaceutical product development, including the possibility that the product candidate will not be safe and effective or approved by regulatory authorities.

In addition, we cannot assure you that any products that we develop or acquire will be:

•       manufactured or produced economically;

•       successfully commercialized or be reimbursed at rates sufficient for us to achieve or maintain profitability with respect to such products;

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

As part of our efforts to acquire businesses or product candidates or to enter into other significant transactions, we conduct business, legal and financial due diligence with the goal of identifying and evaluating material risks involved in the transaction. Despite our efforts, we ultimately may be unsuccessful in ascertaining or evaluating all such risks and, as a result, might not realize the intended advantages of the transaction. If we fail to realize the expected benefits from acquisitions we may consummate in the future, whether as a result of unidentified risks, integration difficulties, regulatory setbacks or other events, our business, results of operations and financial condition could be adversely affected. If we acquire product candidates, we will also need to make certain assumptions about, among other things, development costs, the likelihood of receiving regulatory approval and the market for such product candidates. Our assumptions may prove to be incorrect, which could cause us to fail to realize the anticipated benefits of these transactions.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our main facility at 84 Waterford Drive, Marlborough, Massachusetts, consists of approximately 58 acres and a 192,600 square foot research and development and corporate office building, which we purchased in November 2002.

We lease space in two additional facilities in Marlborough, Massachusetts. We lease 57,477 square feet of office and laboratory space at 33 Locke Drive. This is comprised of two leases that expire on February 29, 2009 and June 30, 2012. In early 2004, we were able to sublease 9,975 square feet of space at 33 Locke Drive under a sublease agreement that extends through June 30, 2007. We expect that in 2007 we will re-occupy 33 Locke Drive. We lease 68,815 square feet of office space at 111 Locke Drive under a lease that will expire on June 30, 2012. The 111 Locke Drive facility serves as our regional sales office for the northeast region and as our sales training facility.

During 2004, we entered into four leases for office space that serve as regional sales offices. These offices are located in Irvine, California; Alpharetta, Georgia; Deerfield, Illinois and Flower Mound, Texas. These leases expire on December 31, 2009, October 31, 2011, October 31, 2009 and June 30, 2011, respectively.

Our primary manufacturing location is a 39,000 square-foot fine chemical manufacturing facility located on a four-acre site in Windsor, Nova Scotia. We acquired the facility in March 1994. Production at the Nova Scotia facility began in February 1995.

Item 3. Legal Proceedings.

Stock Option Inquiry and Derivative Stockholder Complaints

We announced in June 2006, that the SEC is conducting an informal inquiry into our stock option grants and stock option granting practices. A special committee of our outside directors, with the assistance of outside legal counsel and outside accounting specialists, reviewed the stock option grants to our officers, directors and employees from 1996 to the present under our various stock option plans in effect during this period. Our finance department also reviewed the stock option grants and stock option practices from 1996 to present. Their review resulted in the restatement of our financial statements. Representatives from the U.S. Attorneys Office have been present at meetings that our outside counsel have had with the SEC. While the U.S. Attorneys Office has not initiated an investigation, we cannot assure you that it will not. In October 2006, the IRS commenced an audit into our 2005 and 2004 U.S. Federal income tax returns and has requested, among other things, certain information relating to our stock option grants and granting practices.

Members of our senior management have benefited from some of the stock option grants for which we were required to record additional stock based compensation expense. In addition, our Chief Executive Officer and our Executive Vice President of Finance and Administration had varying degrees of involvement in the administration of some of these stock option grants. The special committee has concluded that there is no evidence of fraud, illegal activity or an intent to mislead or deceive with respect to our stock option granting practices or the specific grants that have resulted in the restatement of our financial statements. The special committee also determined that the board of directors and/or compensation committee generally intended to award the options on the dates specified in the grants, although they were not aware of the accounting consequences. However, the SEC and/or any other governmental agency that may initiate a formal investigation may reach different conclusions and, if so, we could be subject to monetary damages, fines and penalties, and our officers and/or directors could be prohibited from serving as officers and directors of any public company and could be subject to criminal penalties and disgorgement. Please also see the section entitled “Stock Option Inquiry Related Matters” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We have accepted service of three stockholder derivative complaints relating to certain of our stock option grants that were filed in the Superior Court, Middlesex County, Commonwealth of Massachusetts, naming Sepracor as nominal defendant and also naming as defendants certain current members of our board of directors and certain of our current and former employees. The complaints allege purported breaches of fiduciary duties and unjust enrichment in connection with certain stock option grants made by us between June 1998 and May 2001. The complaints seek monetary damages in unspecified amounts, equitable and injunctive relief, including disgorgement of profits obtained by certain defendants and other relief as determined by the Court. On September 12, 2006, the three complaints were consolidated into one action, and on September 22, 2006, the action was transferred to the Business Litigation Session of the Superior Court, Suffolk County, Commonwealth of Massachusetts. On October 19, 2006, plaintiffs filed a consolidated complaint alleging breaches of fiduciary duty and unjust enrichment in connection with certain stock option grants we made between December 1995 and April 2003.

Three stockholder derivative complaints relating to the same subject matter were filed against Sepracor, certain current and former members of our board of directors and certain of our current and former employees in the United States District Court for the District of Massachusetts on September 28, 2006, October 3, 2006 and October 12, 2006. In addition to several common law theories alleging breaches of fiduciary duty and unjust enrichment, these complaints allege violations of federal securities laws. On January 30, 2007, the Court consolidated the actions.

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

In April 2006, we were notified of an ANDA seeking approval of a generic version of our 1.25 mg, 0.63 mg and 0.31 mg levalbuterol hydrochloride inhalation solution including a Paragraph IV certification, which was submitted to the FDA by Watson Laboratories, Inc. Watson’s Paragraph IV certification was limited to our patent that expires in 2021 and covers certain levalbuterol hydrochloride inhalation solutions, including XOPENEX Inhalation Solution. We have decided not to file a civil action against Watson Laboratories, Inc. for patent infringement at this time.

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

LUNESTA Trademark Claim

In September 2006, Tharos Laboratories, Inc. filed suit against us in the United States District Court, District of Utah, Central Division, alleging trademark infringement, dilution, unfair competition, false advertising, and false designation of origin arising out of our use of our silk moth design in connection with LUNESTA. Tharos seeks unspecified monetary damages and an injunction of our use of the silk moth design. In October 2006, we filed a motion to dismiss Tharos’ claims. On February 9, 2007, the court granted our motion in respect of the state unfair competition claims and denied it in respect of Tharos’ other claims. We are unable to reasonably estimate any possible range of loss related to this lawsuit due to its uncertain resolution.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our security holders, through solicitation of proxies or otherwise, during the last quarter of the year ended December 31, 2006.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the names, ages and positions of our current executive officers as of December 31, 2006.

Name	Age	Position
Timothy J. Barberich	59	Chairman, Chief Executive Officer
William J. O’Shea	57	President, Chief Operating Officer
David P. Southwell	46	Executive Vice President, Chief Financial Officer and Secretary
Robert F. Scumaci	47	Executive Vice President, Finance and Administration and Treasurer
Mark H. N. Corrigan, M.D.	49	Executive Vice President, Research and Development
Douglas E. Reedich, Ph.D., J.D.	49	Senior Vice President, Legal Affairs

Mr. Barberich, a founder of Sepracor, has been a director of Sepracor and our Chief Executive Officer since our inception in 1984. Mr. Barberich also served as President of Sepracor from 1984 to October 1999. Prior to founding Sepracor, Mr. Barberich served in a number of executive and managerial capacities at Millipore Corporation, which he joined in 1973. Most recently, prior to founding Sepracor, Mr. Barberich served as Vice President and General Manager of Millipore’s Medical Products Division and as General Manager of Millipore’s Laboratory Products Division. In addition to being Sepracor’s Chairman of the Board, Mr. Barberich is a director of Point Therapeutics Inc., BioSphere Medical, Inc., the Pharmaceutical Research and Manufacturers of America, or PhRMA, and Gemin X Biotechnologies.

Mr. O’Shea has served as our President and Chief Operating Officer since October 1999. Prior to joining Sepracor, Mr. O’Shea was Senior Vice President of Sales and Marketing and Medical Affairs for Zeneca Pharmaceuticals, a business unit of Zeneca, Inc. Mr. O’Shea joined Zeneca in the United Kingdom in 1975 and held management positions in the United Kingdom and the United States in the areas of international sales and marketing. Mr. O’Shea is an executive board member and past Chairman of the National Pharmaceutical Council and is also a member of the Board of Directors of CollaGenex Pharmaceuticals, Inc. and Surface Logix Inc.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)          Market for Registrant’s Common Equity

Our common stock is traded on the NASDAQ Global Select Market under the symbol SEPR. On February 27, 2007, the closing price of our common stock, as reported on the NASDAQ Global Select Market, was $52.54 per share. The following table sets forth for the periods indicated the high and low sales prices per share of our common stock as reported by the NASDAQ Global Select Market and, prior to July 1, 2006, the NASDAQ National Market.

	High	Low
2007
First Quarter (through February 27, 2007)	$63.24	$51.63

	High	Low
2006
First Quarter	$60.20	$47.22
Second Quarter	$60.75	$42.29
Third Quarter	$57.40	$43.84
Fourth Quarter	$62.88	$47.74

	High	Low
2005
First Quarter	$65.70	$54.67
Second Quarter	63.24	55.60
Third Quarter	59.98	49.06
Fourth Quarter	59.79	51.06

On February 15, 2007, we had approximately 393 stockholders of record.

(b)          Dividend Policy

We have never paid cash dividends on our common stock. We currently intend to reinvest our future earnings, if any, for use in the business and do not expect to pay cash dividends.

(c)           Issuer Purchases of Equity Securities

None

Item 6. Selected Financial Data.

The following selected financial data are derived from our financial statements. The consolidated statement of operations data for the years ended December 31, 2006, 2005 and 2004 and the consolidated balance sheet data as of December 31, 2006 and 2005 have been derived from our audited consolidated financial statements included elsewhere in this annual report on Form 10-K. The consolidated statement of operations data for the year ended December 31, 2003 and the consolidated balance sheet data as of December 31, 2004 are derived from our audited consolidated financial statements not included in this annual report on Form 10-K. The consolidated statement of operations data for the year ended December 31, 2002 and the consolidated balance sheet data as of December 31, 2003 and 2002 are derived from our unaudited consolidated financial statements not included in this annual report on Form 10-K.

Our unaudited consolidated financial statements, in the opinion of management, include all adjustments necessary for a fair statement of the results for the unaudited periods.

The selected consolidated financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Financial Statements and Supplementary Data” and the related notes included elsewhere in this annual report on Form 10-K. The historical results presented are not necessarily indicative of future results.

SEPRACOR INC. SELECTED FINANCIAL DATA

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(In Thousands, Except Per Share Data)
STATEMENT OF OPERATIONS DATA:
Revenues:
Product sales	$1,162,775	$769,685	$319,781	$286,819	$190,227
Royalties	33,759	51,243	52,150	51,487	48,491
License fees and other	—	—	8,946	5,734	250
Total revenues	1,196,534	820,928	380,877	344,040	238,968
Costs and expenses:
Cost of revenue	104,736	67,431	35,427	30,219	24,609
Research and development	163,488	144,504	159,974	220,224	245,055
Selling, general and administrative and patent costs	763,793	626,610	389,417	198,906	180,905
Total costs and expenses	1,032,017	838,545	584,818	449,349	450,569
Income (loss) from operations	164,517	(17,617)	(203,941)	(105,309)	(211,601)
Other income (expense):
Interest income	46,589	27,462	8,470	6,179	15,553
Interest expense	(22,166)	(23,368)	(23,646)	(50,907)	(63,720)
Debt conversion expense(1)	—	—	(69,768)	—	(63,258)
Gain (loss) on early extinguishment of debt(2)	—	—	(7,022)	(4,645)	44,265
Equity in investee losses(3)	(422)	(665)	(1,485)	(1,921)	(1,514)
Other	(300)	(79)	482	157	(515)
Gain on sale of affiliate stock(4)	—	18,345	—	18,524	—
Income (loss) before income taxes	188,218	4,078	(296,910)	(137,922)	(280,790)
Income taxes	3,656	151	—	—	—
Net income (loss)	$184,562	$3,927	$(296,910)	$(137,922)	$(280,790)
Basic net income (loss) per common share	$1.76	$0.04	$(3.23)	$(1.63)	$(3.39)
Diluted net income (loss) per common share	$1.60	$0.03	$(3.23)	$(1.63)	$(3.39)
Shares used in computing basic and diluted net income (loss) per common share:
Basic	104,943	104,839	92,017	84,639	82,899
Diluted	115,508	118,162	92,017	84,639	82,899
BALANCE SHEET DATA:
Cash and short and long-term investments	$1,166,324	$976,201	$833,912	$840,388	$556,434
Total assets	1,493,793	1,274,497	1,039,118	1,020,225	727,113
Long-term debt	721,390	1,161,587	1,161,670	1,040,789	982,852
Stockholders’ equity (deficit)	$92,168	$(165,489)	$(331,115)	$(619,211)	$(392,180)

(1)          Represents: (a) inducement costs associated with our conversion of $177,200 of our 0% Series A notes due 2008 and $351,980 of our 0% Series B notes due 2010 in 2004, and (b) our exchange of approximately $147,000 of our convertible subordinated debt in privately negotiated transactions in 2002.

(2)          Represents a loss on our redemption in 2004 of the then remaining outstanding $430,000 principal amount of our 5.75% convertible subordinated notes due 2006, a loss on our redemption in 2003 of the remaining $111,870 principal amount of our 7% convertible subordinated debentures due 2005 and a gain from our repurchase in 2002 of approximately $131,090 of our 7% convertible subordinated debentures in privately negotiated transactions.

(3)          Represents our portion of BioSphere Medical, Inc. losses.

(4)          Represents a gain on the sale of 688 and 1,170 shares of Vicuron Pharmaceuticals Inc. common stock in 2005 and 2003, respectively.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Overview

We are a research-based pharmaceutical company focused on discovering, developing and commercializing differentiated products that address large and growing markets and unmet medical needs and can be marketed to primary care physicians through our sales force.

We currently manufacture and sell three products, XOPENEX® (levalbuterol HCl) Inhalation Solution, a short-acting bronchodilator, for the treatment or prevention of bronchospasm in patients six years of age and older with reversible obstructive airway disease; XOPENEX HFA® (levalbuterol tartrate) Inhalation Aerosol, an HFA MDI, for the treatment or prevention of bronchospasm in adults, adolescents and children four years of age and older with reversible obstructive airway disease; and LUNESTA® (eszopiclone) for the treatment of insomnia in adults. In October 2006, we received approval from the FDA for our NDA for BROVANA™ (arformoterol tartrate) Inhalation Solution 15 micrograms (mcg) as a long-term, twice-daily maintenance treatment of bronchoconstriction in patients with COPD including chronic bronchitis and emphysema. We expect to commercially introduce BROVANA in the second quarter of 2007.

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

•       continue to increase our XOPENEX Inhalation Solution revenues by maintaining targeted sales and marketing efforts aimed at retail, hospital and home health care market segments, which could be adversely affected by potential restrictions on Medicare Part B reimbursement or changes in the Medicare Part B reimbursement amount for XOPENEX Inhalation Solution;

•       continue to increase our XOPENEX HFA revenues;

•       successfully market and sell BROVANA, a long-term, twice-daily maintenance treatment of bronchoconstriction in patients with COPD;

•       manage expenses effectively to preserve profitability and positive cash flow from operations; and

•       maintain patent protection for our products, particularly for XOPENEX Inhalation Solution for which three ANDAs have been submitted to the FDA.

We believe that success in each of these areas should allow us to continue to be profitable in the near term and provide us the ability to repay our outstanding convertible debt of $1,160,820,000. If not converted, repurchased at the noteholders’ or our option, or otherwise refinanced earlier, the principal amount of this debt becomes due as follows:

Principal Amount of Convertible Debt	Maturity Date
$440,000,000(1)	2007
$72,800,000	2008
$148,020,000	2010
$500,000,000	2024

(1)          In February 2007, we paid in full $440,000,000 in principal amount of outstanding 5% convertible debentures, which matured on February 15, 2007, plus approximately $11,000,000 in accrued interest.

Our long-term success depends in part on our ability to successfully develop or acquire and commercialize new product candidates.

Our material sources of revenue in 2006 were product revenues from LUNESTA, XOPENEX Inhalation Solution and XOPENEX HFA, and to a lesser extent, royalty revenues received from sales of ALLEGRA® (fexofenadine HCl), CLARINEX® (desloratadine) and XYZAL®/XUSAL™ (levocetirizine). We expect that sales of LUNESTA and XOPENEX Inhalation Solution will represent the majority of our total revenues in 2007. We do not have long-term sales contracts with our customers and we rely on purchase orders for sales of our products. Reductions, delays or cancellations of orders for LUNESTA, XOPENEX Inhalation Solution or XOPENEX HFA could adversely affect our operating results. If sales of LUNESTA, XOPENEX Inhalation Solution, XOPENEX HFA and BROVANA do not meet our expectations, we may not have sufficient revenue to achieve our business plan and our business will not be successful.

In 2007, we expect to be profitable for the year on an operating and net income basis. We expect sales and marketing expenses to increase as compared to 2006 as we incur increasing sales commission and marketing costs related to anticipated product revenue growth. We expect to continue to invest in marketing programs related to LUNESTA, and marketing support for the BROVANA commercial introduction. We expect research and development expenses to increase as compared to 2006 as we continue to invest in research and development activities relating to studies for LUNESTA, for additional studies for BROVANA, and for continued development of our SEP-225289 and SEP-227162 drug candidates, as well as increased drug discovery efforts. As part of our business strategy, in 2007, and in the future, we expect to consider and, as appropriate, consummate acquisitions of other technologies, product candidates, approved products, and/or businesses.

Stock Option Inquiry Related Matters

Stock Option Review

We announced in June 2006, that the SEC is conducting an informal inquiry into our stock option grants and stock option granting practices.  A special committee of our outside directors, with the assistance of outside legal counsel and outside accounting specialists, reviewed the stock option grants to our officers, directors and employees from 1996 to the present under our various stock option plans in effect during this period.  Our finance department also reviewed the stock option grants and stock option practices from 1996 to present.  Their review resulted in the restatement of our financial statements.  Representatives from the U.S. Attorneys Office have been present at meetings that our outside counsel have had with the SEC.  While the U.S. Attorneys Office has not initiated an investigation, we cannot assure you that it will not.  In October 2006, the IRS commenced an audit into our 2005 and 2004 U.S. Federal income tax returns and has requested, among other things, certain information relating to our stock option grants and granting practices.

Based on the reviews conducted by the special committee and our finance department, we have determined that the correct measurement dates for certain stock option grants to employees, officers and directors made on approximately 35 occasions during prior periods differed from the recorded dates for such awards primarily due to the following circumstances:  (i) stock option grants which specified effective dates that may have preceded the dates of receipt of all necessary signatures or approvals, finalization of lists specifying stock option grants or an employee’s first date of employment; and (ii) stock option awards that were approved with exercise prices lower than fair market value on the effective date of grant.  In addition, we have determined that (a) the modification of certain stock option grants in connection with an employee’s termination of employment and (b) the exercise of certain stock options that had not vested prior to an employee’s termination, resulted in a new measurement date for such stock options.  As a result, we were required to record non-cash adjustments for additional stock-based compensation expense in accordance with APB No. 25, “Accounting for Stock Issued to Employees.”  These non-cash charges had no impact on previously reported revenues, cash or cash equivalents or total assets.

Members of our senior management have benefited from some of the stock option grants for which we were required to record additional stock based compensation expense.  In addition, our Chief Executive Officer and our Executive Vice President of Finance and Administration had varying degrees of involvement in the administration of some of these stock option grants.   The special committee has concluded that there is no evidence of fraud, illegal activity or an intent to mislead or deceive with respect to our stock option granting practices or the specific grants that have resulted in the restatement of our financial statements. The special committee also determined that the board of directors and/or compensation committee generally intended to award the options on the dates specified in the grants, although they were not aware of the accounting consequences.  However, the SEC and/or any other governmental agency that may initiate a formal investigation may reach different conclusions and, if so, we could be subject to monetary damages, fines and penalties, and our officers and/or directors could be prohibited from serving as officers and directors of any public company and could be subject to criminal penalties and disgorgement.

Special Committee Findings and Recommendations

The special committee has made certain recommendations with respect to remedial actions, all of which the board is adopting and we are implementing.   They include:

•       adoption of a stock option policy governing the granting of equity awards to our officers, directors, employees and consultants. The policy provides that, among other things:

•        equity awards may only be approved at board or committee meetings, and not by written action;

•        stock options must be priced at the closing price of our common stock as reported on the NASDAQ Global Select Market on the date of approval; and

•        annual equity awards to executive officers may only be approved at the compensation committee meeting that coincides with our annual meeting of stockholders.

•       adoption of standard operating procedure guidelines relating to the administration of our equity awards process.  The guidelines are intended to help ensure we maintain compliance with our stock option plans and policy, relevant accounting principles, SEC reporting requirements and IRS regulations.

•       additional training for finance, accounting, human resource and legal personnel, as well as members of the board, in areas associated with the stock option granting and recording processes.

•       creation of a new position of Chief Compliance Officer, one of whose duties will be to oversee the equity award granting process.  We have initiated a search for candidates for this position.

•       creation of an internal audit function.

The management changes discussed elsewhere in this Form 10-K are not being implemented in connection with the stock option inquiry or at the request or recommendation of the special committee.

Notwithstanding the special committee’s finding that there was no evidence of fraud, illegal activity or an intent to mislead or deceive, our officers and directors have voluntarily agreed to increase the exercise price of each stock option they hold with an exercise price equal to less than fair market value on the corrected measurement date, as determined in connection with the restatement of our financial statements.  The increased exercise price for each such stock option will be equal to the closing price of our common stock on the applicable measurement date.

The special committee will remain in place for the duration of the SEC’s inquiry.  Should additional information become available to us in connection with the SEC inquiry, the special committee may be required to reopen its review and the current determination of stock-based compensation could change.

Significant 2007 and 2006 Developments

On March 1, 2007, we announced that W. James O’Shea had resigned as our President and Chief Operating Officer and had been elected as Vice Chairman. In addition, we announced that, effective March 1, 2007, our board had elected Adrian Adams to the positions of President and Chief Operating Officer and Andrew I. Koven to the positions of Executive Vice President, General Counsel and Secretary. The board, upon the recommendation of the nominating and corporate governance committee, has also elected Mr. Adams to the board of directors, as a Class II director. We currently expect that Mr. Adams will be elected to the position of Chief Executive Officer within six months of March 1, 2007. Douglas E. Reedich, Senior Vice President, Legal Affairs, plans to leave Sepracor but will remain in this position for a period of up to 10 months to ensure an orderly transition in the handling of our legal matters.

In February 2007, we paid in full $440,000,000 in aggregate principal amount of outstanding 5% convertible debentures, which matured on February 15, 2007, plus approximately $11,000,000 in accrued interest.

In October 2006, we announced that the FDA, approved BROVANA (arformoterol tartrate) Inhalation Solution 15 mcg as a long-term, twice-daily (morning and evening), maintenance treatment of bronchoconstriction in patients with COPD, including chronic bronchitis and emphysema. BROVANA is for use by nebulization only. We expect to commercially introduce BROVANA during the second quarter of 2007.

In September 2006, Tharos Laboratories, Inc. filed suit against us in the United States District Court, District of Utah, Central Division, alleging trademark infringement, dilution, unfair competition, false advertising, and false designation of origin arising out of our use of our silk moth design in connection with LUNESTA. Tharos seeks unspecified monetary damages and an injunction of our use of the silk moth design. In October 2006, we filed a motion to dismiss Tharos’ claims. On February 9, 2007 the court granted our motion in respect of the state unfair competition claims and denied it in respect of Tharos’ other claims. We are unable to reasonably estimate any possible range of loss related to this lawsuit due to its uncertain resolution.

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

In June 2006, we announced that the SEC is conducting an informal inquiry into our stock option grants and stock option granting practices. A special committee of our outside directors, with the assistance of outside legal counsel and outside accounting specialists, reviewed the stock option grants to our officers, directors and employees from 1996 to the present under our various stock option plans in effect during this period. Our finance department also reviewed the stock option grants and stock option practices from 1996 to present. Their review resulted in the restatement of our financial statements. Representatives from the U.S. Attorneys Office have been present at meetings that our outside counsel has had with the SEC. While the U.S. Attorneys Office has not initiated an investigation, we cannot assure you that it will not. In October 2006, the IRS commenced an audit into our 2005 and 2004 U.S. Federal income tax returns and has requested, among other things, certain information relating to our stock option grants and granting practices.

In June 2006, we advanced SEP-227162, an SNRI, into a Phase I clinical study for the treatment of depression.

In June 2006, we met with the Japanese regulatory authorities, the PMDA and received approval to proceed with our plan for clinical development of LUNESTA in Japan. In late 2006, we filed in Japan a Clinical Trial Notification, which is equivalent to an IND in the U.S., and in January 2007, began a Phase I study of LUNESTA in Japan.

In May 2006, we completed a Phase I clinical study of a triple reuptake inhibitor, SEP-225289, for the treatment of depression. We are planning to initiate a Phase II clinical study of SEP-225289 in 2007.

During the second quarter of 2006, we completed the hiring and training of an additional 495 sales representatives and managers. This expansion will help to support expected future sales growth of our marketed products.

In April 2006, we were notified of an ANDA seeking approval of a generic version of our 1.25 mg, 0.63 mg and 0.31 mg levalbuterol hydrochloride inhalation solution including a Paragraph IV certification, which was submitted to the FDA by Watson Laboratories, Inc. Watson’s Paragraph IV certification was limited to our patent that expires in 2021 and covers certain levalbuterol hydrochloride inhalation solutions, including XOPENEX Inhalation Solution. We have decided not to file a civil action against Watson Laboratories, Inc. for patent infringement at this time.

In March 2006, the DME-PSCs issued a draft local coverage determination under which Medicare reimbursement for XOPENEX Inhalation Solution would be reduced to the level of reimbursement for generic albuterol inhalation solution under Medicare Part B, which is substantially less than the current level of reimbursement for XOPENEX Inhalation Solution. In December 2006, the CMS commenced an NCA to determine when use of nebulized levalbuterol for treating COPD in the Medicare population is reasonable and necessary. We expect the NCA process to be concluded before the end of 2007. We estimate that approximately 25 to 30 percent of our XOPENEX Inhalation Solution units sold are subject to reimbursement under Medicare Part B. If this local coverage determination is implemented, or if the NCA results in significant restrictions on nebulized levalbuterol, revenue from these sales of XOPENEX Inhalation Solution would be materially adversely affected.

In February 2006, we announced that we entered into a licensing agreement with UCB relating to levocetirizine. Under this agreement, we have exclusively licensed to UCB all of our patents and patent applications in the United States regarding levocetirizine and royalties will be payable to us on U.S. sales of levocetirizine products. In July 2006, UCB announced it had submitted an NDA to the FDA seeking approval for XYZAL. In September 2006, UCB and sanofi-aventis announced they entered into an agreement to co-promote XYZAL in the United States. We currently earn royalties from UCB on sales of levocetirizine in European countries where the product is sold. Levocetirizine is currently marketed by UCB under the brand names XYZAL and XUSAL in the E.U. for treatment of symptoms of seasonal and perennial allergic rhinitis, persistent allergic rhinitis and CIU in adults and children six years of age and older.

In January 2006, we announced that we had completed the second $10 million purchase of ACADIA common stock in connection with our collaboration with ACADIA that we entered into in January 2005. Our purchase was made at a price of approximately $12.29 per share, which represented a 25 percent premium to the 30-day trailing average closing price on the NASDAQ Global Market as of the one-year anniversary of the collaboration, and resulted in the issuance to us of 813,393 shares of ACADIA common stock. Our agreement with ACADIA includes an option to select a preclinical candidate from ACADIA’s 5-HT2a program for use in combination with LUNESTA. We have decided not to exercise this option.

In January 2006, we announced that we had been notified that the FDA had received an ANDA from Dey, L.P. for a generic version of levalbuterol hydrochloride inhalation solution. Dey’s submission includes a Paragraph IV certification alleging our patents listed in the Orange Book for XOPENEX Inhalation Solution are invalid, unenforceable or not infringed by Dey’s proposed product. We have filed a civil action against Dey, L.P. for patent infringement.

Revenue-Related Agreements

Fexofenadine HCl.   In July 1993, we licensed to Hoechst Marion Roussel, Inc., now sanofi-aventis (formerly Aventis), our U.S. patent rights covering fexofenadine HCl. In October 1996, sanofi-aventis commercially introduced ALLEGRA, which is fexofenadine hydrochloride. In 1999, under an amendment to our agreement with sanofi-aventis, we assigned to sanofi-aventis our U.S. patent relating to fexofenadine and licensed to sanofi-aventis certain U.S. patent applications relating to fexofenadine. Under the terms of a separate agreement, sanofi-aventis obtained an exclusive license to our fexofenadine patents that had been the subject of litigation in Europe, and various other patent oppositions between the two companies outside the United States. Since March 1, 1999, we have been entitled to receive royalties on fexofenadine product sales in countries where we have patents related to fexofenadine. We have been entitled to receive royalties on any fexofenadine sales in the United States since February 2001. However, since the introduction of a generic version of ALLEGRA in the United States during the third quarter of 2005, we have ceased to earn royalties on U.S. sales of ALLEGRA. We are currently receiving royalties from sanofi-aventis for sales of ALLEGRA in Japan, Canada and Australia and in certain E.U. member states where we hold patents. We recorded approximately $16,593,000, $36,945,000 and $35,005,000 of royalty revenues under these agreements in 2006, 2005 and 2004, respectively.

Desloratadine.   In December 1997, we licensed to Schering-Plough exclusive worldwide rights to our patents and patent applications relating to desloratadine, an active metabolite of loratadine, which is used as an antihistamine. Schering-Plough has marketed desloratadine as CLARINEX since 2002. We recorded approximately $12,197,000, $9,364,000 and $13,320,000 of royalty revenue under this agreement in 2006, 2005 and 2004, respectively.

Levocetirizine.   In February 2006, we announced that we entered into a licensing agreement with UCB relating to levocetirizine. Under this agreement, we have exclusively licensed to UCB all of our patents and patent applications in the United States regarding levocetirizine and royalties will be payable to us on U.S. sales of levocetirizine products. In July 2006, UCB announced it had submitted an NDA to the FDA seeking approval for XYZAL (levocetirizine). In September 2006, UCB and sanofi-aventis announced they entered into an agreement to co-promote XYZAL in the United States. We currently earn royalties from UCB on sales of levocetirizine in European countries where the product is sold. Levocetirizine is currently marketed by UCB under the brand names XYZAL and XUSAL in the E.U. for treatment of symptoms of seasonal and perennial allergic rhinitis, persistent allergic rhinitis and CIU in adults and children six years of age and older. We recorded approximately $4,969,000, $4,933,000 and $3,734,000 of royalty revenue under the agreement with UCB in 2006, 2005 and 2004, respectively.

Eszopiclone.   We entered into an agreement in October 1999 with sanofi-aventis’ predecessor, Rhone-Poulenc Rorer SA, under which we exclusively licensed preclinical, clinical and post-marketing surveillance data package relating to zopiclone, its isomers and metabolites, to develop, make, use and sell eszopiclone in the United States Zopiclone is marketed by sanofi-aventis in approximately 80 countries worldwide under the brand names of IMOVANE® and AMOBAN®. Under this agreement with sanofi-aventis, sanofi-aventis assigned all U.S. patent applications relating to (S)-zopiclone to us. Under the amended agreement, we have the right to read and reference sanofi-aventis’ regulatory filings related to zopiclone outside of the United States for the purpose of development and regulatory registration of eszopiclone outside of the United States, and sanofi-aventis has assigned to us the foreign counterparts to the U.S. patent covering eszopiclone and its therapeutic use. Also as part of the amendment, we permitted sanofi-aventis to assign our obligation to pay a royalty on sales of LUNESTA in the United States to a third party.

Results of Operations

Year Ended December 31, 2006 Compared to 2005

Revenues

Product sales were $1,162,775,000 in 2006 as compared with $769,685,000 in 2005, an increase of approximately 51%.

Sales of LUNESTA were $566,808,000 in 2006, as compared to $329,221,000 in 2005, an increase of approximately 72%. The increase is primarily the result of a 65% increase in the number of units sold, which is principally attributable to twelve months of sales in 2006 as compared to nine months of sales in 2005. The increase is also related to a 4% increase in net selling price, which resulted from a gross sale price increase of approximately 10%, offset by sales discounts and allowances. Adjustments recorded to gross sales are disclosed below under the heading “Analysis of gross sales to net sales.”

Sales of XOPENEX Inhalation Solution were $554,999,000 in 2006 as compared with $428,506,000 in 2005, an increase of approximately 30%. The increase is primarily due to a 13% increase in the number of units sold and a 15% increase in the net selling price per unit, which included a weighted average gross per unit price increase of approximately 7%. Adjustments recorded to gross sales are disclosed below under the heading “Analysis of gross sales to net sales.”

Sales of XOPENEX HFA were $40,968,000 in 2006, as compared to $11,958,000 in 2005, an increase of approximately 243%. We introduced XOPENEX HFA commercially in December 2005 and our XOPENEX HFA revenues in 2005 relate primarily to initial inventory stocking by the wholesalers.

Analysis of gross sales to net sales—The following table presents the adjustments deducted from total gross sales to arrive at total net sales:

	For the Year Ended December 31,
	2006	% of Sales	2005	% of Sales	Change	% Change
	(Dollars in Thousands)
Gross sales	$1,435,363	100.0%	$910,550	100.0%	$524,813	58%
Adjustments to gross sales:
Payment term discounts	29,264	2.0%	17,589	1.9%	11,675	66%
Wholesaler fee-for-service	42,048	2.9%	15,817	1.7%	26,231	166%
Government rebates and contractual discounts	176,805	12.3%	82,790	9.1%	94,015	114%
Returns	20,255	1.4%	21,830	2.4%	(1,575)	(7)%
Other (includes product introduction discounts)	4,216	0.3%	2,839	0.3%	1,377	49%
Sub-total adjustments	272,588	19.0%	140,865	15.5%	131,723	94%
Net sales	$1,162,775	81.0%	$769,685	84.5%	$393,090	51%

The increase in adjustments to gross sales as a percentage of gross sales in 2006 as compared to 2005 primarily reflects an increase in government rebates and contractual discounts as a result of (1) an increase in discounts we offered primarily on the sales XOPENEX HFA, which was commercially introduced in December 2005; (2) an increase in discounts offered to managed care organizations; and (3) an increase in discounts given through Medicare and Medicaid programs; (4) Wholesaler fee-for-service discounts also increased in 2006 as compared to 2005, as these discounts did not commence until the second quarter of 2005. Offsetting these increases in adjustments to gross sales as a percentage of gross sales were (1) a decrease in government rebates and contractual discounts due to a reversal of reserves relating to rebates under the Department of Veterans Affairs TRICARE Pharmacy Benefits Program, which was based on a U.S. Federal Court of Appeals ruling in September 2006 that pharmaceutical manufacturers are not required to provide reimbursement for drugs purchased through the TRICARE Program; and (2) a decrease in sales returns primarily due to a decrease in actual returns for XOPENEX Inhalation Solution and the weighting of LUNESTA returns which are estimated at a lower rate.

Included in the government rebates and contractual discounts is a reserve for Medicare Part B discounts related to XOPENEX Inhalation Solution sales. Medicare reimbursement rates for XOPENEX Inhalation Solution have been favorable since January 2005, but we cannot be certain these favorable rates will continue. In March 2006, the DME-PSCs issued a draft local coverage determination under which Medicare reimbursement for XOPENEX Inhalation Solution would be reduced to the level of reimbursement for generic albuterol inhalation solution. In December 2006, the CMS commenced an NCA to determine when use of nebulized levalbuterol for treating COPD in the Medicare population is reasonable and necessary. We expect the NCA process to be concluded before the end of 2007. We estimate that approximately 25 to 30 percent of our XOPENEX Inhalation Solution units sold are subject to reimbursement under Medicare Part B. If this local coverage determination is implemented, or if the NCA results in significant restrictions on the use of nebulized levalbuterol, revenue from these sales of XOPENEX Inhalation Solution would be materially adversely affected.

Royalties were $33,759,000 in 2006 as compared with $51,243,000 in 2005, respectively, a decrease of approximately 34%. The decrease is primarily due to the decrease in royalties earned on the sales of ALLEGRA under our agreement with sanofi-aventis, which were $16,593,000 in 2006 as compared to $36,945,000 in 2005, primarily because we ceased to receive royalties on sales of ALLEGRA in the United States beginning in late 2005. Pursuant to the terms of our U.S. agreement with sanofi-aventis, our royalties on the sale of ALLEGRA in the United States, which have historically been between $15 and $20 million per year, terminated based on the introduction of a generic equivalent of this product in the United States in September 2005. We are still entitled to receive royalties on the sale of ALLEGRA outside of the United States in countries where we hold patents covering ALLEGRA and no generic equivalent product has been introduced.

Royalties earned on sales of CLARINEX, under our agreement with Schering-Plough increased to $12,197,000 in 2006 from $9,364,000 in 2005. In August 2006, we were notified that several ANDAs containing Paragraph IV certifications had been received by the FDA seeking approval of generic versions of certain of Schering-Plough’s CLARINEX products. If and while a generic version of a CLARINEX product is marketed in the United States without Schering-Plough’s consent, Schering-Plough will have no obligation to pay royalties to us on the U.S. sales of CLARINEX products.

Royalties earned on sales of XYZAL/XUSAL, under our agreement with UCB increased slightly to $4,969,000 in 2006 as compared to $4,933,000 in 2005.

Costs of Revenues

Cost of products sold was $103,760,000 in 2006 as compared with $66,682,000 in 2005, or approximately 7% of gross product sales for both 2006 and 2005.

Cost of LUNESTA sold as a percentage of LUNESTA gross sales was approximately 6% in 2006 and 2005, principally due to royalties we pay to a third party on net sales of LUNESTA.

Cost of XOPENEX Inhalation Solution sold as a percentage of XOPENEX Inhalation Solution sales was approximately 7% in 2006, as compared with 8% in 2005. The decrease in the cost as a percentage of gross sales is primarily due to a gross sales price increase in 2006.

Cost of XOPENEX HFA sold as a percentage of XOPENEX HFA gross sales was approximately 15% in 2006 compared to 11% in 2005. Included in the costs of XOPENEX HFA sold is a royalty paid on net sales of XOPENEX HFA to 3M, our third-party finished goods manufacturer of the product. We commercially introduced XOPENEX HFA in December 2005. The increase in the cost as a percentage of gross sales is primarily due to an increase in the cost of materials used in manufacturing.

Cost of royalties earned was $976,000 for 2006, compared with $749,000 in 2005. The cost of royalties in both periods relates to an obligation to a third party as a result of royalties we earn from Schering-Plough based on its sales of CLARINEX. This increase in obligations to the third party is due to the increase in royalties earned in 2006 as compared to 2005.

Research and Development

Research and development expenses were $163,488,000 in 2006 as compared to $144,504,000 in 2005, an increase of approximately 13%. The increase is primarily due to our increased spending on two of our early-stage projects, SEP-225289 and SEP-227162, the LUNESTA Phase IIIB/IV projects, and drug discovery efforts. In addition, we experienced a $15,006,000 increase in non-project specific personnel-related expense, which includes stock-based compensation expense of $10,984,000 in 2006, resulting from our January 1, 2006 implementation of Statement of Financial Accounting Standards, or SFAS, No. 123(R) “Share-Based Payment”, (revised 2004), or SFAS 123(R), as compared to $0 in 2005. Offsetting these increases to research and development expenses, was a reduction to project spending on XOPENEX HFA and BROVANA in 2006 as compared to 2005.

In 2007, we intend to significantly increase research and development expenditures over 2006. We expect our principal research and development activities will relate to (1) LUNESTA; (2) BROVANA; (3) SEP-225289; (4) SEP-227162; and (5) drug discovery.

Drug development and approval in the United States is a multi-step process regulated by the FDA. The process begins with the filing of an IND which, if successful, allows the opportunity for study in humans, or clinical study, of the potential new drug. Clinical development typically involves three phases of study: Phase I, II and III. The most significant costs in clinical development are in Phase III clinical trials, as they tend to be the longest and largest studies in the drug development process. Following successful completion of Phase III clinical trials, an NDA must be submitted to, and accepted by, the FDA, and the FDA must approve the NDA prior to commercialization of the drug. We may elect either on our own, or at the request of the FDA, to conduct further studies that are referred to as Phase IIIB and IV studies. Phase IIIB studies are initiated and either completed or substantially completed while the NDA is under FDA review. These studies are conducted under an IND. Phase IV studies, also referred to as post-marketing studies, are studies that are initiated and conducted after the FDA has approved a product for marketing. Phase IV studies may be requested by the FDA either before or after the FDA has approved an NDA. These studies may also be independently initiated by the company whose NDA has been approved. The FDA uses post-marketing studies to gather additional information about a product’s safety, efficacy or optimal use. Successful development of our product candidates is highly uncertain. Completion dates and completion costs can vary significantly for each product candidate and are difficult to predict. The lengthy process of seeking FDA approvals, and subsequent compliance with applicable statutes and regulations, require the expenditure of substantial resources. Any failure by us to obtain, or delay in obtaining, regulatory approvals could materially adversely affect our business. We cannot assure you that we will obtain any approval required by the FDA on a timely basis, if at all.

For additional discussion of the risks and uncertainties associated with completing development of potential product candidates, see “Risk Factors”.

Below is a summary of development of our products and product candidates that represent 10% or more of our direct project research and development spending for the year ended December 31, 2006. The “Estimate of Completion of Phase” column contains forward-looking statements regarding expected timing of completion of product development phases. Completion of product development, if successful, culminates in the submission of an NDA to the FDA; however, there can be no assurance that the FDA will accept for filing, or approve, any NDA. The actual timing of completion of phases could differ materially from the estimates provided in the table. In the table below, the three FDA-approved products and two product candidates listed accounted for approximately 94% of our direct project research and development spending in 2006. No other product candidate accounted for more than 4% of our direct research and development spending in 2006.

Product or Product Candidate	Indication	Phase of Development	Estimate of Completion of Phase
LUNESTA (eszopiclone)	Insomnia	*	*
XOPENEX HFA (levalbuterol tartrate)	Respiratory—Asthma	**	**
BROVANA (arformoterol tartrate)	Respiratory—COPD	NDA Approved	***
SEP-225289	Depression	Phase I	2007
SEP-227162	Depression	Phase I	2007

*       We commercially introduced LUNESTA in April 2005; research and development spending in 2006 relates to Phase IV clinical studies.

**    We commercially introduced XOPENEX HFA in December 2005; research and development spending in 2006 relates to Phase IV clinical studies.

***  The FDA approved our BROVANA NDA in October 2006. We are targeting commercial introduction of BROVANA in the second quarter of 2007.

Below is a summary of expenditure information related to our products and product candidates representing 10% or more of our direct project research and development spending during the year ended December 31, 2006 and 2005, as well as the costs incurred to date on these projects. The costs in this analysis include only direct costs and do not include certain indirect labor, overhead, share-based compensation or other costs that benefit multiple projects. As a result, fully-loaded research and development cost summaries by project are not presented.

	Project costs for the year ended December 31, 2006	Project costs through December 31, 2006	Project costs for the year ended December 31, 2005	Project costs through December 31, 2005
	(In Thousands)
LUNESTA (eszopiclone)	$20,301	$220,023	$16,159	$199,722
XOPENEX HFA (levalbuterol tartrate)	12,507	169,298	24,094	156,791
BROVANA (arformoterol tartrate)	12,353	173,931	18,059	161,578
SEP-225289	9,041	13,110	3,951	4,069
SEP-227162	6,394	8,140	1,746	1,746

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

Selling, Marketing and Distribution

Selling, marketing and distribution expenses were $691,650,000 in 2006 as compared with $585,771,000 in 2005, an increase of approximately 18%. The increase is primarily related to a $43,264,000 increase in personnel-related expense, which included 1) an increase in salaries as a result of hiring additional sales representatives and management to support marketed products and 2) an increase in stock-based compensation expense of $15,246,000 in 2006 over 2005, as a result of our January 1, 2006 implementation of SFAS 123(R), which were offset by a decrease in commission expense as a result of lower commission level achievement in 2006 as compared to 2005.In addition to the personnel-related expense increase, we incurred a $26,951,000 increase in marketing, advertising and promotion costs primarily in support of LUNESTA.

In 2007, we expect selling, marketing and distribution expenses to increase in support of our anticipated product revenue growth, partly related to marketing and advertising costs associated with the commercial introduction of BROVANA. In addition, sales expenses will increase due to the annualized costs associated with our sales force expansion of 495 sales professionals in 2006.

General and Administrative

General and administrative costs were $72,143,000 in 2006 as compared with $40,839,000 in 2005, an increase of approximately 77%. The increase is largely due to a $22,759,000 increase in personnel-related costs, which is primarily attributable to a $17,472,000 increase in stock-based compensation expense over 2005 as a result of our January 1, 2006 implementation of SFAS 123(R). The increase was also partly due to a $16,500,000 increase in legal fees related to patent support and litigation and shareholder lawsuit-related costs, as well as expense associated with responding to the SEC’s informal inquiry into our stock option grants and practices and the related internal investigation.

Other Income (Expense)

Interest income was $46,589,000 in 2006 as compared to $27,462,000 in 2005, an increase of approximately 70%. The increase is due to higher average balances of cash and short- and long-term investments combined with an increase in the interest rates earned on investments in 2006. Our monthly average cash and investment balance was approximately $990,200,000 and $868,555,000 for the year ended December 31, 2006 and 2005, respectively. For 2006 and 2005, the average annualized interest rate that we earned on our investments was 4.71% and 3.16%, respectively.

Interest expense was $22,166,000 in 2006 as compared with $23,368,000 in 2005. The expense in both periods is primarily related to the interest we paid on our 5% convertible subordinated debentures due 2007, which were paid in full in February 2007. In 2007, we expect interest expense to decrease significantly as a result of our repayment of the $440,000,000 5% debentures in February 2007.

Equity in investee losses were $422,000 in 2006 as compared with $665,000 in 2005. The equity in investee loss in 2006 and 2005 represents our portion of the losses of BioSphere Medical, Inc.

Gain on sale of equity investment was $0 in 2006 as compared with $18,345,000 in 2005. The gain in 2005 represents the gain we recorded when we received cash in exchange for our shares of Vicuron Pharmaceuticals, Inc. or Vicuron, in connection with the merger of Pfizer and Vicuron in September 2005.

Income Taxes

Income tax expense was $3,656,000 in 2006 as compared to $151,000 in 2005. Income tax expense in 2006 includes Federal and state alternative minimum tax expense. Income tax expense in 2005 includes state tax expense and foreign income tax expense. Fiscal year 2006 was the first time we generated income from operations and, therefore we will continue to maintain a full valuation allowance on our deferred tax assets until profitability has been sustained over an appropriate time period and in amounts that are sufficient to support a conclusion that it is more likely than not that a portion or all of the deferred tax assets will be realized. If we determine, based on future profitability, that these deferred tax assets are more likely than not to be realized, a release of all, or part, of the related valuation allowance could result in an immediate material income tax benefit in the period of decrease and material income tax provisions in future periods.

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

Sales of XOPENEX HFA were $11,958,000 in 2005, as compared to $0 in 2004. We commercially introduced XOPENEX HFA in December 2005, and our revenues in 2005 relate primarily to initial inventory stocking of the product by wholesalers. Adjustments recorded to gross sales are disclosed below under the heading “Analysis of gross sales to net sales.”

Analysis of gross sales to net sales—The following table presents the adjustments deducted from gross sales to arrive at a net sales figure for years ended December 31, 2005 and 2004:

	Year Ended December 31,
	2005	% of Sales	2004	% of Sales	Change	% Change
	(Dollars in Thousands)
Gross sales	$910,550	100%	$412,108	100%	$498,442	121%
Adjustment to gross sales:
Payment term discount	17,589	1.9%	8,053	2.0%	9,536	118%
Wholesaler fee-for-service	15,817	1.7%	—	0%	15,817	100%
Government rebates and contractual discounts	82,790	9.1%	79,649	19.3%	3,141	4%
Returns	21,830	2.4%	4,449	1.1%	17,381	391%
Other (includes product introduction discounts in 2005)	2,839	0.3%	176	0%	2,663	100%
Sub total—adjustments	140,865	15.5%	92,327	22.4%	48,538	53%
Net sales	$769,685	84.5%	$319,781	77.6%	$449,904	141%

The decrease in the adjustments to gross sales as a percentage of gross sales from 2004 to 2005 are primarily due to significantly lower Medicaid and Medicare discounts as a percentage of gross sales in 2005. The Medicaid percentage decreased in 2005 primarily due to significantly fewer LUNESTA units being eligible for Medicaid discounts as compared to XOPENEX Inhalation Solution. All of our product sales in 2004 were for XOPENEX Inhalation Solution. The Medicare percentage decreased in 2005 due to a favorable reimbursement code rate change, as mandated by the Medicare Prescription Drug Improvement and Modernization Act of 2003. This change in the reimbursement code rate substantially reduced discounts to the home health care sector and, accordingly, to our Medicare liability in 2005 as compared to 2004. We cannot be certain whether, or for how long, this favorable reimbursement rate will remain in effect. These decreases in product sales allowances as a percentage of gross sales were partially offset by the addition of a wholesaler fee for service arrangements in the second quarter of 2005 and by higher returns as a percentage of sales, as the returns in 2004 were significantly lower than all other years.

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

Cost of LUNESTA sold as a percentage of LUNESTA gross sales was approximately 6% for 2005, with the largest portion being the royalty paid on net sales of LUNESTA to a third party. In accordance with our accounting policies, we did not begin to capitalize product manufacturing costs associated with LUNESTA as inventory until the FDA approved the LUNESTA NDA.

Cost of XOPENEX Inhalation Solution sold as a percentage of XOPENEX Inhalation Solution gross sales was approximately 8% for 2005 and 2004.

Cost of XOPENEX HFA sold as a percentage of XOPENEX HFA gross sales was approximately 11% for 2005. We commercially introduced XOPENEX HFA in December 2005. Included in the costs of XOPENEX HFA sold is a royalty paid on net sales of XOPENEX HFA to 3M our third-party finished goods manufacturer of the product.

Cost of royalties earned was approximately $749,000 in 2005 as compared with $976,000 in 2004. The cost of royalties in 2005 and 2004 relates to an obligation to a third-party as a result of royalties we received from Schering-Plough based upon their sales of CLARINEX.

Research and Development

Research and development expenses were $144,504,000 in 2005 as compared with $159,974,000 in 2004, a decrease of approximately 10%. The decrease in 2005 as compared with 2004 is primarily due to decreased spending on two of our late-stage programs, LUNESTA and BROVANA. Our decreased spending on these programs was partially offset by our increased spending on drug discovery efforts largely related to our collaboration with ACADIA, an increase in payroll and related expenses resulting from an increase in employee headcount and spending related to early-stage projects, such as SEP-225289 and SEP-226330.

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

Product or Product Candidate	Indication	Phase of Development	Estimate of Completion of Phase
XOPENEX HFA (levalbuterol tartrate)	Respiratory—Asthma	*	*
BROVANA (arformoterol tartrate)	Respiratory—COPD	**	**
LUNESTA (eszopiclone)	Insomnia	***	***

*                    We commercially introduced XOPENEX HFA in December 2005.

**             We submitted an NDA to the FDA in December 2005.The FDA approved BROVANA in October 2006. We are targeting commercial introduction of BROVANA in the second quarter of 2007.

***      We commercially introduced LUNESTA in April 2005.

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

	Project costs for the year ended December 31, 2005	Project costs through December 31, 2005	Project costs for the year ended December 31, 2004	Project costs through December 31, 2004
	(in thousands)
XOPENEX HFA (levalbuterol tartrate)	$24,094	$156,791	$21,934	$132,697
BROVANA (arformoterol tartrate)	18,059	161,578	25,395	143,519
LUNESTA (eszopiclone)	16,159	199,722	47,833	183,563

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

Selling, Marketing and Distribution

Selling, marketing and distribution expenses were $585,771,000 in 2005 as compared with $358,034,000 in 2004, an increase of approximately 64%. Of the increase, 83% is primarily due to direct to consumer media and print campaigns for the commercial introduction of LUNESTA as well as a product sampling program, market research and medical communications initiatives. Expenses also increased due to marketing costs related to the commercial introduction of XOPENEX HFA, and as a result of increased salaries, commissions and associated fringe benefit costs associated with a sales expansion of approximately 175 sales representatives in 2005. These increases were offset by a decrease in sales commission expense paid to the Ross Products Division of Abbott Laboratories for the co-promotion of XOPENEX Inhalation Solution. Our co-promotion agreement with Ross terminated effective December 31, 2004.

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

Other Income (Expense)

Interest income was $27,462,000 in 2005 as compared with $8,470,000 in 2004, an increase of approximately 224%. The increase is due to higher average balances of cash and short- and long-term investments combined with an increase in the interest rates earned on investments in 2005. Our monthly average cash and investment balance was approximately $889,423,000 and $609,013,000 for 2005 and 2004, respectively. For 2005 and 2004, the average annualized interest rate that we earned on our investments was 3.16% and 1.39%, respectively.

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

Income Taxes

Income tax expense was $151,000 in 2005 as compared to $0 in 2004. Income tax expense in 2005 includes state tax expense and foreign income tax expense. As we realized a loss from operations in 2005 and have historically realized net losses, we will continue to maintain a full valuation allowance on our deferred tax assets until profitability has been sustained over an appropriate time period and in amounts that are sufficient to support a conclusion that it is more likely than not that a portion or all of the deferred tax assets will be realized. If we determine, based on future profitability, that these deferred tax assets are more likely than not to be realized, a release of all, or part, of the related valuation allowance could result in an immediate material income tax benefit in the period of decrease and material income tax provisions in future periods.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants discuss their most “critical accounting policies” in management’s discussion and analysis of financial condition and results of operations. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. While our significant accounting policies are more fully described in Note B to our consolidated financial statements included in this report, we believe the following accounting policies are critical:

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

2)   Wholesaler Fee- for-Service Discounts—In both 2006 and 2005, we entered into agreements with certain wholesaler customers that provide these wholesalers with the opportunity to earn discounts in exchange for the performance of certain services. Our effective rate of wholesaler fee-for-service discounts applied across all product gross sales in 2006 was approximately 2.9% as compared to 1.7% in 2005. Our accruals for wholesaler fee-for-service discounts are based on actual data of product sales made to wholesale customers with agreements and not on estimates. If the percentage of gross sales sold to wholesalers with agreements increases, our liability related to these discounts could increase materially.

3)   Government Rebates and Contractual Discounts—

Medicaid Discounts—We record accruals for rebates to be provided through the Medicaid Drug Rebate Program as a reduction of sales when the product is sold. We rebate individual states for all eligible units purchased under the Medicaid program based on a rebate per unit calculation, which is driven off of our Average Manufacturer Price, or AMP. We estimate the expected rebate per unit to be used and adjust our rebate accruals based on expected changes in rebate pricing. We also examine the historical rebate trends and the trend of sales that become eligible for Medicaid programs and any changes expected to these trends. In addition, certain states have supplemental rebate programs, which provide such states with an additional rebate. Supplemental rebates, like rebates under the Medicaid Drug Rebate Program, are recorded as a reduction of sales when the product is sold. Rebate amounts are generally invoiced quarterly in arrears and paid thirty days after they are invoiced. As a result, our accrual consists of: (i) an estimate of the amount expected to be incurred for the current quarter’s prescriptions; (ii) an accrual for prior quarters’ unpaid rebates; and (iii) an accrual for estimated inventory in the distribution channel.

We recorded a provision for Medicaid rebates of 5.2% and 6.7% of gross sales in 2006 and 2005, respectively. The decrease is attributable to a change in the product mix with the commercial introduction of LUNESTA in the second quarter of 2005, which has significantly lower Medicaid-eligible units than XOPENEX Inhalation Solution. The decrease is also the result of a Medicaid reserve reversal in the second quarter of 2006 relating to a 2005 estimate, in addition to a shift in patient coverage from Medicaid to Medicare Part D, as a result of the introduction of the Medicare Part D program in 2006. Actual Medicaid discounts could exceed historical experience and our estimates of expected Medicaid activity and rebate-per-unit amounts. The most significant estimate we make in connection with this accrual is the estimate of the number of Medicaid-eligible units in the distribution channel. In recent quarters, our estimates have been approximately 96% accurate. Although the actual Medicaid rebate may vary by more than 4% of the estimated eligible Medicaid units in future periods, we believe, based on prior experience, a 4% variation in our estimate is reasonably likely. A 4% understatement of Medicaid-eligible units at December 31, 2006 would have resulted in an additional provision of approximately $1.3 million.

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

Medicare Discounts—Part D—Effective January 1, 2006, Medicare created a prescription drug benefit for its beneficiaries known as Medicare Part D. The CMS contracted with numerous health plans and prescription drug benefit plans to design and administer the drug benefit, including the development of a formulary (which defines which products are covered and at what co-pay level). We pay rebates to certain Medicare Part D health plans and prescription drug plans on the sale of LUNESTA and XOPENEX HFA. XOPENEX Inhalation Solution has been, and we expect that it will remain, subject to reimbursement under Medicare Part B resulting in minimal Medicare Part D utilization. Our accruals for Medicare Part D are for rebates required for LUNESTA and XOPENEX HFA and are estimated based on projected sales volumes through the contracted health and drug plans.

The provision for both Medicare rebates was 1.4% of gross sales in 2006 and less than 1% in 2005. Actual Medicare discounts could change significantly in the future based on future Medicare reimbursement classifications.

Medicare rebates at our current reimbursement levels represent an immaterial amount of sales rebates. Based on the accuracy of estimates and the small dollar amounts involved, we do not expect changes in estimates to have a material impact on net sales.

Managed Care Discounts—We have entered into agreements with certain MCOs whereby we provide agreed upon discounts to such entities based on the achievement of sales volume and/or market share purchasing targets. We record accruals for these discounts as a reduction of sales when product is sold based on discount rates and expected levels of sales volumes of these MCOs during a period. We estimate eligible sales based on historical amounts and sales trends and expected changes to these trends. Discounts are generally invoiced and paid quarterly in arrears. Accordingly, our accrual consists of: (i) the amount expected to be incurred for the current quarter’s prescriptions, (ii) an accrual for prior quarters unpaid discounts; and (iii) an accrual for estimated inventory in the distribution channel.

The provision for MCO rebates was approximately 1.7% and 0.7% of gross sales in 2006 and 2005, respectively. Actual MCO discounts could exceed historical experience and our estimates of expected future participation in these programs. However, in part due to the fact that only a few organizations currently account for approximately 90% of our MCO discounts, our MCO discount estimates have historically been very similar to the actual MCO discounts. We expect that a small number of organizations will continue to account for substantially all of our MCO discounts for the foreseeable future and, therefore, do not expect significant changes to our MCO discount estimates in future periods.

Chargebacks and GPO Contract Discounts—We have entered into agreements with certain GPOs in which their members can purchase product from our wholesalers at a specified price. GPOs are organizations that represent a group of end buyers in the purchase of goods. These agreements involve the wholesalers who receive a stated margin on sales to GPOs. When the difference between the wholesaler’s purchase price and the GPO’s price creates a margin less than the amount agreed between us and the wholesaler, the wholesaler requests a credit, which is referred to as a chargeback. We record accruals for these discounts as a reduction of sales when product is sold. We estimate eligible sales based on a history of the average actual chargebacks and an average of the chargeback cycle time, which is the time from when a wholesaler sells to a GPO until we issue a credit to the wholesaler. We examine the history of sales which qualify for chargebacks and monitor sales trends and contractual changes. Our accrual consists of the amount expected to be incurred for the current sales in the calculated chargeback cycle, plus an accrual for estimated inventory in the distribution channel.

The provision for chargebacks and GPO contract credits was approximately 4.5% and 0.9% of gross sales in 2006 and 2005, respectively. The increase is primarily due to an increase in discounts we offered on XOPENEX HFA sales. Offsetting this increase in the provision for chargebacks and GPO contract credits is a decrease due to a reversal of reserves relating to rebates under the Department of Veterans Affairs TRICARE Pharmacy Benefits Program, which was based on a U.S. Federal Court of Appeals ruling in September 2006 that pharmaceutical manufacturers are not required to provide reimbursement for drugs purchased through the TRICARE Program. Actual chargeback and GPO contract credits could exceed historical experience and our estimates of future participation in these programs. However, over the past few years, chargeback activity has been fairly stable with the exception of XOPENEX HFA, which currently has a limited number of chargeback contracts. Therefore, we do not expect significant variation between actual chargeback and GPO credits and our estimates.

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

The provision for returns was approximately 1.4% and 2.4% in 2006 and 2005, respectively. The decrease in return percentage provision in 2006 from 2005 is due to the introduction of LUNESTA in the second quarter of 2005, which has a significantly lower return percentage than XOPENEX Inhalation Solution, in addition to a decrease in actual returns for XOPENEX Inhalation Solution in the first nine months of 2006 compared to the same period in 2005. Actual returns could exceed historical experience and our estimates of expected future returns due to factors such as wholesaler and retailer stocking patterns and inventory levels and/or competitive changes. Based on these factors, and as a result of fluctuations observed in prior periods, we believe it is reasonably likely that the actual returns provision percentage could vary from the estimated percentage within a range of up to 0.25%. If the returns provision percentage for each of these products had increased by 0.25% of gross sales in 2006, an additional provision of approximately $3.6 million would have been necessary.

Many of our accruals include an estimate of inventory in the distribution pipeline. At December 31, 2006, we believe a reasonable estimate of the value of our pipeline inventory in gross sales dollars is approximately $95 million for XOPENEX Inhalation Solution, $24 million for XOPENEX HFA and $106 million for LUNESTA.

5)   Other Discounts—At times we offer special programs and discounts. In 2006 and 2005, we implemented discount programs related to the commercial introduction of LUNESTA and XOPENEX HFA to support the goal of making the products widely available. These programs include discounts for auto-shipments to pharmacies, coupons, and vouchers, including the LUNESTA 7-Night Challenge introduced in September 2006. Under the auto-shipments to pharmacies program, we offer a discount during commercial introduction of new products to wholesalers that provide evidence that they have delivered product to an agreed upon number of pharmacies in a timely manner. Under the coupon program, physicians give patients coupons to purchase the prescribed drug at a discount from any retail pharmacy. We reimburse retail pharmacies for these discounts through a third-party administrator. Under the voucher and LUNESTA 7-Night Challenge programs, physicians give patients vouchers to obtain free samples of the prescribed drug from any retail pharmacy. We reimburse retail pharmacies for the cost of these products through a third-party administrator. We use the voucher program primarily in states where samples cannot be shipped directly to physicians.

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

The following table summarizes activity in each of the above product sales allowances and reserve categories for the years ended December 31, 2006 and 2005:

	Payment Terms Discount	Wholesaler Fee for Service	Government Rebates and Contractual Discounts	Returns	Other Discounts	Total
	(In Thousands)
Balance at December 31, 2004	$(1,276)	$—	$(32,115)	$(8,654)	—	$(42,045)
Current provision:
Current year	(17,284)	(15,817)	(82,711)	(20,725)	(2,551)	(139,088)
Prior year	(305)	—	(79)	(1,105)	—	(1,489)
Total	(17,589)	(15,817)	(82,790)	(21,830)	(2,551)	(140,577)
Actual:
Current year	14,621	6,314	36,029	3,355	1,999	62,318
Prior year	1,612	—	31,414	10,861	—	43,887
Total	16,233	6,314	67,443	14,216	1,999	106,205
Balance at December 31, 2005	$(2,632)	$(9,503)	$(47,462)	$(16,268)	$(552)	$(76,417)
Current provision:
Current year	(29,264)	(42,048)	(186,390)	(20,255)	(4,236)	(282,193)
Prior year	—	—	9,585	—	20	9,605
Total	(29,264)	(42,048)	(176,805)	(20,255)	(4,216)	(272,588)
Actual:
Current year	24,587	25,567	111,876	1,383	2,660	166,073
Prior year	2,958	9,315	38,142	11,922	597	62,934
Total	27,545	34,882	150,018	13,305	3,257	229,007
Balance at December 31, 2006	$(4,351)	$(16,669)	$(74,249)	$(23,218)	$(1,511)	$(119,998)

Accounts Receivable and Bad Debt:   Our trade receivables in 2006 and 2005 primarily represent amounts due to us from wholesalers, distributors and retailers of our pharmaceutical products. We perform ongoing credit evaluations of our customers and generally do not require collateral. Bad debt write-offs were not significant in 2006, 2005 and 2004; however, they could be significant in the future and we monitor our receivables closely because a few customers make up a large portion of our overall revenues. In 2006 and 2005, our top three customers accounted for 78% and 70%, respectively, of our total revenues.

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

•       Deferred Financing Costs—Deferred financing costs relating to expenses incurred to complete convertible subordinated debt offerings are amortized evenly over the earlier of the term of the debt, or the date on which we can first be obligated to repurchase all or part of the debt.

Income Taxes:   We recognize deferred tax assets and liabilities for the estimated future tax consequences attributable to tax benefit carryforwards and to differences between the financial statement amounts of assets and liabilities and their respective tax basis. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established if, based on management’s review of both positive and negative evidence, it is more likely than not that all or a portion of the deferred tax asset will not be realized. Our historical losses from operations represent significant negative evidence that indicates the need for a valuation allowance. Accordingly, a valuation allowance has been established for the full amount of the deferred tax asset. Of our total valuation allowance of $675,255,000, approximately $149,020,000 relates to stock option compensation deductions. The tax benefit associated with the stock option compensation deductions will be credited to equity if realized. If we determine, based on future profitability, that these deferred tax assets are more likely than not to be realized, a release of all, or part, of the related valuation allowance could result in an immediate material income tax benefit in the period of decrease and material income tax provisions in future periods.

Induced Conversion of Debt:   We account for the conversion of convertible debt to equity securities pursuant to an inducement in accordance with Statement of Financial Standards, or SFAS, No. 84, “Induced Conversions of Convertible Debt”. We recognize as debt conversion expense, in other expense, an amount equal to the fair value of all securities and other consideration transferred in the transaction in excess of the fair value of securities issuable pursuant to the original conversion terms. If we choose to induce conversion of debt to equity, this inducement charge could have a material impact on the financial results for the reporting period.

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

Share-Based Compensation—Effective January 1, 2006, we adopted the provisions of SFAS 123(R), which resulted in changes to our financial statements as detailed in Note O to the financial statements. Determining the amount and distribution of expense for stock-based compensation, as well as the associated impact to the balance sheets and statements of cash flows, requires us to develop estimates of the fair value of stock-based compensation expense.

We estimate the fair value of stock options using the Black-Scholes valuation model. This valuation model takes into account the exercise price of the award, as well as a variety of assumptions. These assumptions used to estimate the fair value of stock options include the expected term, the expected volatility of our stock over the expected term, the risk-free interest rate over the expected term, and our expected annual dividend yield. Prior to our adoption of SFAS 123(R), we based the expected volatility of our stock on the historical price of our common stock. Upon our adoption of SFAS 123(R) in January 2006, we began utilizing implied volatility, derived from our traded options, to determine the volatility of our stock. As required by SFAS 123(R), management has also made an estimate of expected forfeitures in determining the amount of expense to be recorded, and is recognizing compensation expense only for those equity awards expected to vest. We believe that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair value of stock-based compensation expenses. These estimates are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation, or FIN, No. 48, “Accounting for Uncertainty in Income Taxes”, or FIN 48. FIN 48 clarifies the application of SFAS No. 109, “Accounting for Income Taxes” by providing detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006. We are currently evaluating the potential effects of FIN 48 on our consolidated financial statements, and we anticipate that the interpretation will not have a significant impact on our results of operations.

Liquidity and Capital Resources

Our liquidity requirements have historically consisted of research and development expenses, sales and marketing expenses, capital expenditures, working capital, debt service and general corporate expenses. Historically, we have funded these requirements and the growth of our business primarily through convertible subordinated debt offerings, the issuance of common stock, including the exercise of stock options, sales of our products and license agreements for our drug compounds. We now expect to fund our liquidity requirements primarily with revenue generated from product sales. We also believe we have the ability to meet our short-term liquidity needs through the use of our cash and short-term investments on hand at December 31, 2006.

Cash, cash equivalents and short- and long-term investments totaled $1,166,324,000, or 78% of total assets at December 31, 2006, compared to $976,201,000, or 77% of total assets, at December 31, 2005.

Net cash provided by operating activities for the year ended December 31, 2006 was $178,888,000, which includes net income of $184,562,000. Our net income includes non-cash charges of $66,400,000, consisting primarily of share-based compensation and depreciation and amortization expense. Accounts receivable increased by $34,639,000 primarily due to LUNESTA and XOPENEX Inhalation Solution sales. Inventory decreased by $1,900,000 primarily due to a decline in raw material inventory as a result of the XOPENEX HFA introduction in 2005 and an effort to reduce the number of days of on hand inventory. Accrued expenses decreased by $74,364,000 primarily due to a decrease in accrued commission as a result of lower commission level achievement in 2006 as compared to 2005 and a decrease in sales and marketing accruals primarily due to the timing of vendor payments. Other current liabilities increased by $38,912,000 primarily due to an increase in accruals for product revenue rebates related to LUNESTA and XOPENEX HFA product sales.

Net cash provided by investing activities for the year ended December 31, 2006 was $28,646,000. Cash provided by net sales of short- and long-term investments was $53,303,000. We made purchases of property and equipment of $15,896,000 and received proceeds from sales of equipment of $150,000. We also made an investment in ACADIA of $8,939,000.

Net cash provided by financing activities for the year ended December 31, 2006 was $29,718,000. We received proceeds of $31,733,000 from issuing common stock upon the exercise of stock options issued under our stock option plans. We also used $2,015,000 to repay capital lease obligations and long-term debt.

We believe our existing cash and the cash flow we anticipate from operations and current strategic alliances will be sufficient to support existing operations through at least 2008. In the longer term, we expect to continue to fund our operations with revenue generated from product sales. Our actual future cash requirements and our ability to generate revenue, however, will depend on many factors, including:

•       LUNESTA sales;

 •    XOPENEX Inhalation Solution and XOPENEX HFA sales;

•       successful commercialization of BROVANA;

•       successful acquisition of technologies, product candidates, approved products and/or businesses;

•       our ability to establish and maintain additional strategic alliances and licensing arrangements;

•       progress of our preclinical and clinical research programs and the number and breadth of these programs;

•       progress of our development efforts and the development efforts of our strategic partners;

•       achievement of milestones under our strategic alliance arrangements;

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

Convertible Subordinated Debt

The $440,000,000 of 5% debentures were convertible into our common stock, at the option of the holder, at a price of $92.38 per share, and the 5% interest was paid semi-annually, commencing on August 15, 2000. As part of the sale of the 5% debentures, we incurred approximately $14,033,000 of offering costs, which were recorded as intangible assets and were amortized over seven years, the term of the 5% debentures. In February 2007, we paid in full $440,000,000 of outstanding 5% convertible debentures, which matured on February 15, 2007, plus approximately $11,000,000 in accrued interest.

In November 2001, we issued $400,000,000 in principal amount of 5.75% convertible subordinated notes due 2006, or 5.75% notes. In December 2001, we issued an additional $100,000,000 in principal amount of 5.75% notes pursuant to an option granted to the initial purchaser of the 5.75% notes. In March and April 2002, we exchanged $70,000,000 of our 5.75% notes in privately negotiated transactions for 2,790,613 shares of our common stock. We charged to other expense associated inducement costs of $28,000,000, which represented the fair market value of the 1,623,947 shares of our common stock issued as an inducement to the holders for conversion of their 5.75% notes. In January 2004, we redeemed the $430,000,000 principal amount of 5.75% notes that remained outstanding. Pursuant to their terms, we redeemed the 5.75% notes at 100% of the principal amount, plus accrued but unpaid interest from November 15, 2003 to, but excluding, the redemption date of January 9, 2004. The total aggregate redemption price for the 5.75% notes was approximately $433,709,000, including approximately $3,709,000 in accrued interest. As a result of our redemption of the 5.75% notes, we recorded a loss of $7,022,000 in January 2004, which represents the deferred financing costs that were written-off. At December 31, 2006, none of the 5.75% notes remained outstanding.

In January 2004 and December 2003, we issued an aggregate of $750,000,000 in principal amount of 0% convertible senior subordinated notes including $250,000,000 principal amount of 0% Series A convertible senior subordinated notes due 2008, or Series A notes due 2008, and $500,000,000 principal amount of 0% Series B convertible senior subordinated notes due 2010, or Series B notes due 2010. Note holders may convert the Series A notes due 2008 into shares of our common stock at a conversion price of $31.89 per share and the Series B notes due 2010 into shares of our common stock at a conversion price of $29.84 per share. In each case, the conversion price is subject to adjustment, at any time before close of business on December 15, 2008, in the case of the 0% Series A notes due 2008, or December 15, 2010, in the case of the 0% Series B notes due 2010. We may not redeem the notes prior to maturity. The net proceeds to us after offering costs were approximately $728,932,000. During September 2004, certain holders of our 0% Series A notes due 2008 and 0% Series B notes due 2010, agreed, in separately negotiated transactions, to convert $177,200,000 and $351,980,000 in aggregate principal amount of their 0% Series A notes due 2008 and 0% Series B notes due 2010, respectively, into an aggregate of 5,556,104 and 11,797,483 shares of our common stock, respectively. As an inducement to convert their notes, we paid the holders of the 0% Series A notes due 2008 and 0% Series B notes due 2010 aggregate cash payments of $23,868,000 and $45,900,000, respectively. At December 31, 2006, $72,800,000 and $148,020,000 of the 0% Series A notes due 2008 and 0% Series B notes due 2010, respectively, remained outstanding.

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

On September 22, 2004, we issued $500,000,000 in principal amount of 0% convertible senior subordinated notes due 2024, or 0% notes due 2024. The 0% notes due 2024 are convertible, at the option of the holder upon certain specified circumstances, into cash and, if applicable, shares of our common stock at an initial price of $67.20 per share, subject to adjustment. The note holders may, at their election, require us to repurchase for cash all or part of the notes on October 15, 2009, 2014 and 2019 at a purchase price equal to 100% of the principal amount of any notes repurchased. We may also be required to repurchase for cash all or part of the notes upon a change in control or if our stock is no longer traded on NASDAQ or a similar market at a purchaser price 100% of the principal amount of any notes repurchased, plus in certain change in control circumstances an additional make-whole payment. On or after October 20, 2009, we have the option to redeem for cash all or part of the notes at any time at a redemption price equal to 100% of the principal amount of the notes redeemed.

In connection with the sale of these notes, we incurred offering costs of approximately $14,190,000. The net proceeds to us after offering costs were approximately $485,810,000. We used $100,321,000 of the proceeds from the issuance of these notes to purchase 1,933,200 shares of our common stock which we recorded as treasury stock. At December 31, 2006, $500,000,000 of the 0% notes due 2024 remained outstanding.

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

BioSphere

BioSphere was a consolidated subsidiary from 1994 through July 2, 2001. As a result of a public offering of BioSphere common stock in 2001, our ownership of BioSphere was reduced from approximately 55% to 26%. Therefore, effective July 3, 2001, we changed the method of accounting for our investment in BioSphere from consolidating the results of BioSphere operations to the equity method. On November 10, 2004, we purchased, in a private placement, 4,000 shares of BioSphere Series A Stock and warrants to purchase an additional 200,000 shares of BioSphere common stock from BioSphere for an aggregate purchase price of $4,000,000. Each share of BioSphere Series A Stock is convertible into 250 shares of BioSphere common stock. In addition, quarterly dividends of 6% per annum are paid on the shares in either cash or additional shares of Series A Stock, at BioSphere’s election.

At December 31, 2006 and 2005, we owned 3,224,333 shares, or approximately 18% and 21%, respectively, of BioSphere’s outstanding common stock. The fair market value of those shares was approximately $21,538,000 and $26,117,000 as of December 31, 2006 and 2005, respectively. In addition, as of December 31, 2006 and 2005 we owned 4,475 and 4,280 shares of Series A Convertible Preferred Stock, respectively, and warrants to purchase an additional 200,000 shares of common stock. Assuming conversion of the Series A Convertible Preferred Stock and the exercise of our warrants, we would own approximately 22% of BioSphere’s common stock as of December 31, 2006. We have recorded $422,000, $665,000 and $1,485,000 as our share of BioSphere losses for the periods ended December 31, 2006, 2005 and 2004, respectively.

Contractual Obligations

Contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude contingent liabilities for which we cannot reasonably predict future payment, such as contingencies related to potential future milestone payments on research and development collaboration agreements. The following chart summarizes our material contractual obligations as of December 31, 2006:

Contractual Obligations	Total	2007	2008	2009	2010	2011	2012 and beyond
	(In Thousands)
Convertible subordinated debt—principal(1)(2)	$1,160,820	$440,000	$72,800	$—	$148,020	$—	$500,000
Convertible subordinated debt—interest(1)(2)	11,000	11,000	—	—	—	—	—
ACADIA collaboration agreement	2,000	2,000	—	—	—	—	—
Capital lease obligations	520	386	134	—	—	—	—
Operating leases(3)	8,028	1,760	1,787	1,471	1,313	1,208	489
Purchase obligations(4)	246,885	241,070	5,815	—	—	—	—
Total material contractual cash obligations	$1,429,253	$696,216	$80,536	$1,471	$149,333	$1,208	$500,489

(1)          If the convertible subordinated debt were converted into common stock, these amounts would no longer be a contractual cash obligation.

(2)          In February 2007, we repaid the 2007 obligations.

(3)          Operating leases includes our leased facilities obligations.

(4)          Purchase obligations relate to research and development commitments for new and existing products and open purchase orders for the acquisition of goods and services in the ordinary course of business. Our obligation to pay certain of these amounts may be reduced or eliminated based on certain future events.

We have had no material related party activities in 2006 or 2005, other than those relating to the purchase of BioSphere Series A Convertible Preferred Stock and warrants.

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

Equity Prices:   Our convertible subordinated debt is sensitive to fluctuations in the price of our common stock into which the debt is convertible. Changes in equity prices would result in changes in the fair value of our convertible subordinated debt due to the difference between the current market price of the debt and the market price at the date of issuance of the debt. At December 31, 2006, a 10% decrease in the price of our common stock could have resulted in a decrease of approximately $140,567,000 on the net fair value of our convertible subordinated debt.

Additionally, we have cost investments in the equity securities of ACADIA and Point Therapeutics, Inc. These investments had a market value of $16,617,000 and $446,000, respectively at December 31, 2006. A 10% decrease in the equity prices of these securities would result in a combined decrease of approximately $1,706,000 in our investments.

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

Item 9A. Controls and Procedures.

Disclosure Controls

We have carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer, the Chief Financial Officer, and the Executive Vice President, Finance and Administration, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed in the reports that the company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon our evaluation, the Chief Executive Officer, the Chief Financial Officer and the Executive Vice President, Finance and Administration, have concluded that, as of December 31, 2006, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control—Integrated Framework. Management concluded that, based on its assessment, our internal control over financial reporting was effective as of December 31, 2006 based on those criteria. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears on page F2 of Appendix A to this Form 10K.

Changes in Internal Control

There has been no change in our internal control over financial reporting during our quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Items 10-14.

We have included information about our executive officers in Part I of this report under the caption “Executive Officers of the Registrant.”

The information required by Part III, Items 10-14 of this report is incorporated by reference from our definitive proxy statement for our 2007 Annual Meeting of Stockholders. Such information will be contained in the sections of such proxy statement captioned “Stock Ownership of Certain Beneficial Owners and Management,” “Proposal 1—Election of Directors,” “Directors, Executive Officers and Corporate Governance,” “Information about Executive Officer and Director Compensation,” “Certain Relationships and Related Transactions, and Director Independence,” “Other Matters—Section 16(a) Beneficial Ownership Reporting Compliance.”

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

The following documents are included in this Annual Report on Form 10-K.

1.                The following financial statements (and related notes) of the Company are included as Appendix A hereto and are filed as part of this Annual Report on Form 10-K:

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

The following trademarks are mentioned in this report:

Sepracor, LUNESTA, XOPENEX and XOPENEX HFA are registered trademarks and BROVANA is a trademark of Sepracor. BioSphere and EmboSphere are trademarks of BioSphere. This report also contains trademarks of other companies.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEPRACOR INC.
By:	/s/ TIMOTHY J. BARBERICH
Timothy J. Barberich
Chairman and Chief Executive Officer

Date: March 1, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ TIMOTHY J. BARBERICH	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2007
Timothy J. Barberich
/s/ DAVID P. SOUTHWELL	Executive Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)	March 1, 2007
David P. Southwell
/s/ ROBERT F. SCUMACI	Executive Vice President, Finance and Administration and Treasurer (Principal Accounting Officer)	March 1, 2007
Robert F. Scumaci
/s/ JAMES G. ANDRESS	Director	March 1, 2007
James G. Andress
/s/ DIGBY W. BARRIOS	Director	March 1, 2007
Digby W. Barrios
/s/ ROBERT J. CRESCI	Director	March 1, 2007
Robert J. Cresci
/s/ JAMES F. MRAZEK	Director	March 1, 2007
James F. Mrazek
/s/ TIMOTHY J. RINK	Director	March 1, 2007
Timothy J. Rink
/s/ ALAN A. STEIGROD	Director	March 1, 2007
Alan A. Steigrod

APPENDIX A

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Sepracor Inc.:

We have completed integrated audits of Sepracor Inc.’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in shareholders’ equity (deficit) and comprehensive income, and of cash flows present fairly, in all material respects, the financial position of Sepracor Inc. and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note B to the consolidated financial statements, the Company changed the manner in which it accounts for stock-based compensation in 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing in item 9A on pages 73 to 74 of the Form 10-K, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
March 1, 2007

SEPRACOR INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(In Thousands, Except Par Value Amounts)
ASSETS
Current assets:
Cash and cash equivalents	$415,411	$178,144
Short-term investments	568,037	666,615
Accounts receivable, net of allowances of $4,821 and $3,103 at December 31, 2006 and 2005	175,103	140,465
Inventories	37,087	38,951
Other current assets	25,390	22,370
Total current assets	1,221,028	1,046,545
Long-term investments	182,876	131,442
Property and equipment, net	72,811	72,467
Investment in affiliate	5,107	5,829
Deferred financing costs and patents, net	11,881	18,097
Other assets	90	117
Total assets	$1,493,793	$1,274,497
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$10,751	$11,544
Accrued expenses	113,099	187,409
Notes payable and current portion of capital lease obligation	385	2,030
Current portion of convertible subordinated debt	440,000	—
Other current liabilities	115,877	76,923
Total current liabilities	680,112	277,906
Notes payable and capital lease obligation	693	1,260
Convertible subordinated debt	720,820	1,160,820
Total liabilities	1,401,625	1,439,986
Commitments and contingencies (Notes L and M)
Stockholders’ equity (deficit)
Preferred stock, $1.00 par value, 1,000 shares authorized, none outstanding at December 31, 2006 and 2005	—	—
Common stock, $.10 par value, 240,000shares authorized at December 31, 2006 and 2005; 110,040 and 108,354 shares issued; 105,779 and 104,093 shares outstanding, at December 31, 2006 and 2005, respectively	11,004	10,835
Treasury stock, at cost (4,261 shares at December 31, 2006 and 2005)	(232,028)	(232,028)
Additional paid-in capital	1,788,417	1,711,653
Accumulated deficit	(1,478,065)	(1,662,627)
Accumulated other comprehensive income	2,840	6,678
Total stockholders’ equity (deficit)	92,168	(165,489)
Total liabilities and stockholders’ equity (deficit)	$1,493,793	$1,274,497

The accompanying notes are an integral part of the consolidated financial statements.

SEPRACOR INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2006	2005	2004
	(In Thousands, Except Per Share Amounts)
Revenues:
Product sales	$1,162,775	$769,685	$319,781
Royalties	33,759	51,243	52,150
License fees and other revenues	—	—	8,946
Total revenues	1,196,534	820,928	380,877
Costs and expenses:
Cost of products sold	103,760	66,682	34,451
Cost of royalties earned	976	749	976
Research and development	163,488	144,504	159,974
Selling, marketing and distribution	691,650	585,771	358,034
General and administrative and patent costs	72,143	40,839	31,383
Total costs and expenses	1,032,017	838,545	584,818
Income (loss) from operations	164,517	(17,617)	(203,941)
Other income (expense):
Interest income	46,589	27,462	8,470
Interest expense	(22,166)	(23,368)	(23,646)
Debt conversion expense	—	—	(69,768)
Loss on early extinguishment of debt	—	—	(7,022)
Equity in investee losses	(422)	(665)	(1,485)
Gain on sale of equity investment	—	18,345	—
Other income (expense)	(300)	(79)	482
Income (loss) before income taxes	188,218	4,078	(296,910)
Income taxes	3,656	151	—
Net income (loss)	$184,562	$3,927	$(296,910)
Basic net income (loss) per common share	$1.76	$0.04	$(3.23)
Diluted net income (loss) per common share	$1.60	$0.03	$(3.23)
Shares used in computing basic and diluted net income (loss) per common share:
Basic	104,943	104,839	92,017
Diluted	115,508	118,162	92,017

The accompanying notes are an integral part of the consolidated financial statements.

SEPRACOR INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’
EQUITY (DEFICIT) AND COMPREHENSIVE INCOME
(In Thousands)

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	(Deficit)
BALANCE AT DECEMBER 31, 2003	85,025	$8,503	—	$—	$729,723	$(1,369,644)	$12,207	$(619,211)
Comprehensive income (loss):
Net loss						(296,910)		(296,910)
Foreign currency translation							1,765	1,765
Unrealized loss on marketable equity securities							(183)	(183)
Total comprehensive income (loss)								(295,328)
Issuance of common stock to employees under stock plans	2,930	293			41,777			42,070
Issuance of common stock from conversion of subordinated convertible debentures	17,354	1,735			527,445			529,180
Deferred finance costs from the conversion of subordinated convertible debentures					(13,090)			(13,090)
Stock compensation					1,252			1,252
Settlement of call spread options for cash					124,333			124,333
Acquisition of treasury stock			1,933	(100,321)				(100,321)
BALANCE AT DECEMBER 31, 2004	105,309	$10,531	1,933	$(100,321)	$1,411,440	$(1,666,554)	$13,789	$(331,115)
Comprehensive income (loss):
Net income						3,927		3,927
Foreign currency translation							527	527
Unrealized loss on marketable equity securities							(7,638)	(7,638)
Total comprehensive income (loss)								(3,184)
Issuance of common stock to employees under stock plans	3,045	304			43,743			44,047
Employee stock options exercised and settled with shares			2	(79)				(79)
Stock compensation					1,044			1,044
Settlement of call spread options for cash					123,798			123,798
Settlement of call spread options for stock			2,326	(131,628)	131,628			—
BALANCE AT DECEMBER 31, 2005	108,354	$10,835	4,261	$(232,028)	$1,711,653	$(1,662,627)	$6,678	$(165,489)
Comprehensive income (loss):
Net income						184,562		184,562
Foreign currency translation							(48)	(48)
Unrealized loss on marketable equity securities							(3,790)	(3,790)
Total comprehensive income								180,724
Issuance of common stock to employees under stock plans	1,686	169			31,564			31,733
Stock compensation					45,200			45,200
BALANCE AT DECEMBER 31, 2006	110,040	$11,004	4,261	$(232,028)	$1,788,417	$(1,478,065)	$2,840	92,168

The accompanying notes are an integral part of the consolidated financial statements.

SEPRACOR INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
	(In Thousands)
Cash flows from operating activities:
Net income (loss)	$184,562	$3,927	$(296,910)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	20,724	17,154	18,751
Debt conversion expense	—	—	69,768
Loss on early extinguishment of debt	—	—	7,022
Gain on sale of equity investment	—	(18,345)	—
Stock compensation	45,200	1,044	1,252
Equity in investee losses	422	665	1,485
(Gain) loss on disposal of property and equipment	(192)	803	—
Loss on write-off of patents	245	2,129	531
Changes in operating assets and liabilities:
Accounts receivable	(34,638)	(71,551)	(18,323)
Inventories	1,900	(25,695)	(5,838)
Other current assets	(3,033)	(3,626)	(1,120)
Accounts payable	(850)	5,669	(6,608)
Accrued expenses	(74,364)	60,729	3,152
Other liabilities	38,912	4,480	43,509
Net cash provided by (used) in operating activities	178,888	(22,617)	(183,329)
Cash flows from investing activities:
Purchases of available-for-sale investments	(1,076,991)	(1,293,075)	(490,613)
Sales and maturities of available-for-sale investments	1,130,294	912,101	225,289
Additions to property and equipment	(15,896)	(13,728)	(11,393)
Proceeds from sale of property and equipment	150	—	—
Investment in affiliate	—	—	(4,000)
Investment in non-affiliate	(8,939)	(7,143)	—
Release of cash restrictions	—	—	1,500
Change in other assets	28	937	(513)
Net cash provided by (used in) investing activities	28,646	(400,908)	(279,730)
Cash flows from financing activities:
Net proceeds from issuance of common stock	31,733	43,968	42,070
Cash used for repurchase of convertible subordinated debt	—	—	(433,709)
Proceeds from sale of convertible subordinated debt	—	—	650,000
Costs associated with sale of convertible subordinated debt	—	—	(18,315)
Debt conversion payments	—	—	(69,768)
Settlement of call spread options	—	123,798	124,333
Repayments of long-term debt and capital leases	(2,015)	(2,175)	(1,230)
Acquisition of treasury stock	—	—	(100,321)
Net cash provided by financing activities	29,718	165,591	193,060
Effect of exchange rate changes on cash and cash equivalents	15	173	102
Net increase (decrease) in cash and cash equivalents	237,267	(257,761)	(269,897)
Cash and cash equivalents at beginning of year	178,144	435,905	705,802
Cash and cash equivalents at end of year	$415,411	$178,144	$435,905
Supplemental schedule of cash flow information:
Cash paid during the year for interest	$22,048	$22,102	$25,787
Cash paid during the year for income taxes	$3,656	$151	$—
Non cash activities:
Conversion of convertible subordinated debt	$—	$—	$529,180
Capital lease obligations incurred	$—	$1,092	$4,707

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A)              Nature of the Business

Sepracor Inc. was incorporated in 1984 to research, develop and commercialize products for the synthesis and separation of pharmaceutical and biopharmaceutical compounds. We are now a research-based pharmaceutical company focused on the discovery, development and commercialization of differentiated products that address large and growing markets and unmet medical needs which can be marketed to primary care doctors through our sales force. Our corporate headquarters are located in Marlborough, Massachusetts.

Our consolidated financial statements include the accounts of Sepracor Inc. and our wholly-owned subsidiaries, including Sepracor Canada Limited and Sepracor N.V. Our consolidated financial statements include our investment in BioSphere Medical, Inc., or BioSphere, which is recorded under the equity method and our investments in Point Therapeutics, Inc., or Point Therapeutics (formerly known as Hemasure Inc. and HMSR Inc.), and ACADIA Pharmaceuticals Inc., or ACADIA, which we account for as marketable equity securities. During September 2005, we sold our ownership in Vicuron Pharmaceuticals Inc., or Vicuron (formerly known as Versicor, Inc.), which we had accounted for as marketable equity securities.

We and our subsidiaries are subject to risks common to companies in the industry including, but not limited to, the safety, efficacy and successful development and regulatory approval of product candidates, fluctuations in operating results, protection of proprietary technology, dependence on third-party collaboration partners and third-party sales efforts, limited manufacturing capacity, risk of product liability, compliance with government regulations and dependence on key personnel.

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

Short- and Long-Term Investments:   Short and long-term investments include government securities and corporate commercial paper, which can be readily purchased or sold using established markets. Those investments with a maturity of less than one year are classified as short-term. Short- and long-term investments are classified as either “available-for-sale” or “held-to-maturity”. Available-for-sale investments are adjusted to their fair market value with unrealized gains and losses recorded as a component of accumulated other comprehensive income (loss). Realized gains and losses for securities classified as available-for-sale are included in earnings and are derived using the specific identification method for determining the cost of securities sold. Held-to-maturity investments are recorded at cost plus accrued amortization, which approximates fair value.

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

The percentage of total revenues from significant customers is as follows:

	Year Ended December 31,
	2006	2005	2004
Customer A	35%	28%	25%
Customer B	26%	18%	17%
Customer C	17%	24%	26%

Certain prior year percentages have been reclassified to give effect for a merger of certain of our customers.

Accounts Receivable and Bad Debt:   Our trade receivables in 2006 and 2005 primarily represent amounts due from wholesalers, distributors and retailers of our pharmaceutical products. We perform ongoing credit evaluations of our customers and we generally do not require collateral. Bad debt write-offs were not significant in 2006, 2005 and 2004; however, we monitor our receivables closely because a few customers make up a large portion of our overall revenues.

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

•       Deferred Financing Costs—Deferred financing costs relating to expenses incurred to complete convertible subordinated debt offerings are amortized evenly over the earlier of the term of the debt, or the date on which we can first be obligated to repurchase all or part of the debt.

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

Rebate and Return Reserves:   Certain product sales qualify for rebates from standard list pricing due to government sponsored programs or other contractual agreements. We also allow for return of our product for up to one year after product expiration. We record an estimate for these allowances as reductions of revenue at the time product sales are recorded. We derive reserves for product returns and rebates through an analysis of historical experience updated for changes in facts and circumstances as appropriate and by utilizing reports obtained from external, independent sources. Reserves for rebate programs are shown as other current liabilities on our balance sheet and were $92,429,000 and $57,517,000 at December 31, 2006 and 2005, respectively. Reserves for returns are shown as other current liabilities on our balance sheet and were $23,218,000 and $16,268,000 at December 31, 2006 and 2005, respectively.

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

Advertising Costs:   Advertising costs are expensed as incurred. These costs are comprised of media, agency and production expenses and are included in selling, marketing and distribution expense on the consolidated statements of operations. Advertising expense for the years ended December 31, 2006, 2005 and 2004 was $234,520,000, $206,203,000 and $32,917,000, respectively.

Income Taxes:   We recognize deferred tax assets and liabilities for the estimated future tax consequences attributable to tax benefit carryforwards and to differences between the financial statement amounts of assets and liabilities and their respective tax basis. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established if, based on management’s review of both positive and negative evidence, it is more likely than not that all or a portion of the deferred tax asset will not be realized. Our historical losses from operations represent significant negative evidence that indicates the need for a valuation allowance. Accordingly, a valuation allowance has been established for the full amount of the deferred tax asset. Of our total valuation allowance of $675,255,000, approximately $149,020,000 relates to stock option compensation deductions. The tax benefit associated with the stock option compensation deductions will be credited to equity if realized. If we determine, based on future profitability, that these deferred tax assets are more likely than not to be realized, a release of all, or part, of the related valuation allowance could result in an immediate material income tax benefit in the period of decrease and material income tax provisions in future periods.

Derivatives:   We record all derivative instruments as either assets or liabilities in our consolidated balance sheet and measure those instruments at fair value and subsequent changes in fair value are reflected in current earnings or in accumulated other comprehensive income. In November 2004, we acquired warrants to purchase 200,000 shares of BioSphere common stock. Based on the application of the Black-Scholes option pricing model which incorporates current stock price, expected stock price volatility, expected interest rates and the expected holding period of the warrants, we determined the estimated fair value of the warrants to be $659,000 and $959,000 at December 31, 2006 and 2005, respectively.

Comprehensive Income (Loss):   Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss), which includes foreign currency translation adjustments and unrealized gains and losses on available-for-sale investments.

Basic and Diluted Net Loss Per Common Share:   Basic earnings (loss) per share, or EPS, excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based upon the weighted-average number of common shares outstanding during the period plus the additional weighted average potential common shares during the period. Potential common shares are not included in the per share calculations where the effect of their inclusion would be anti-dilutive. Potential common shares result from the assumed conversion of preferred stock, convertible subordinated debt and the assumed exercises of outstanding stock options, the proceeds of which are then assumed to have been used to repurchase outstanding stock options using the treasury stock method. Purchased call options are not included in the per share calculations because including them would be anti-dilutive.

For the years ended December 31, 2006 and 2005, basic and diluted net income per common share is computed based on the weighted-average number of common shares outstanding during the period, however diluted net income for that period also includes the dilutive effect of common stock equivalents. For the year ended December 31, 2004, basic and diluted net loss per common share is computed based on the weighted-average number of common shares outstanding during the period because the effect of potential common shares would be anti-dilutive. Certain securities were not included in the computation of diluted earnings per share for the years ended December 31, 2006, 2005 and 2004 because they would have an anti-dilutive effect due to net income or losses for such periods. These securities include the following:

Options to purchase shares of common stock:

	2006	2005	2004
	(In Thousands, Except Per Share Data)
Number of options	3,184	1,919	12,724
Price range per share	$52.08 to $87.50	$59.13 to $87.50	$5.00 to $87.50

Shares of common stock reserved for issuance upon conversion of convertible subordinated debt:

	2006	2005	2004
	(In Thousands)
5% convertible subordinated debentures due 2007	4,763	4,763	4,763
0% Series A convertible senior subordinated notes due 2008	—	—	2,283
0% Series B convertible senior subordinated notes due 2010	—	—	4,961
Total	4,763	4,763	12,007

The 0% convertible subordinated notes due 2024 are not convertible as of December 31, 2006. Shares of common stock will need to be reserved under the conversion formula for issuance upon conversion once the notes become currently convertible and our stock price exceeds $67.20 per share.

Stock-Based Compensation:   Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards, or SFAS, No. 123(R), “Share-Based Payment”, (revised 2004), which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). Prior to January 1, 2006, we accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion, or APB, No. 25, “Accounting for Stock Issued to Employees”, or APB 25, and related interpretations. We also followed the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”, or SFAS 123. We elected to adopt the modified prospective transition method as provided by SFAS 123(R) and, accordingly, financial statement amounts for the prior periods presented in this annual report on Form 10-K have not been restated to reflect the fair value method of expensing stock-based compensation.

As required by SFAS 123(R), management has made an estimate of expected stock option and restricted stock forfeitures, and we are recognizing compensation costs only for those equity awards expected to vest.

The following table presents stock-based employee compensation expenses included in our consolidated statements of operations:

	Year Ended
	December 31, 2006	December 31, 2005	December 31, 2004
	(In Thousands)
Cost of products sold	$454	$—	$—
Research and development	10,984	—	—
Selling, marketing and distribution	15,386	140	214
General and administrative	18,376	904	1,038
Stock-based compensation expense	$45,200	$1,044	$1,252

As a result of adopting SFAS 123(R), our net income for the year ended December 31, 2006 is $41,990,000 less than if we had continued to account for stock-based compensation under APB 25. Basic and diluted income per share for the year ended December 31, 2006 is also less by $0.40 and $0.36, respectively, due to the adoption of SFAS 123(R).

The following table presents stock-based employee compensation expenses by type of award:

	Year Ended
	December 31, 2006	December 31, 2005	December 31, 2004
	(In Thousands)
Employee stock options	$41,385	$1,044	$1,252
Restricted stock	1,930	—	—
Employee stock purchase plan	1,885	—	—
Stock-based compensation expense	$45,200	$1,044	$1,252

In accordance with SFAS 123(R), SFAS 109 and EITF Topic D-32, “Intraperiod Tax Allocation of the Tax Effect of Pretax Income from Continuing Operations,” we have elected to recognize any excess income tax benefits from stock option exercises in additional paid-in capital only if an incremental income tax benefit would be realized after considering all other tax attributes presently available to us. We measure the tax benefit associated with excess tax deductions related to stock-based compensation expense by multiplying the excess tax deductions by the statutory tax rates. We use the incremental tax benefit approach for utilization of tax attributes.

We estimate the fair value of stock options using the Black-Scholes valuation model. This valuation model takes into account the exercise price of the award, as well as a variety of assumptions. The assumptions we use to estimate the fair value of stock options include the expected term, the expected volatility of our stock over the expected term, the risk-free interest rate over the expected term, and our expected annual dividend yield. We believe that the valuation technique and the approach we utilized to develop the underlying assumptions are appropriate in calculating the fair values of the stock options granted in the year ended December 31, 2006. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

Assumptions used to determine the fair value of stock options granted during the year ended December 31, 2006, using the Black-Scholes valuation model, were:

	Year Ended December 31, 2006
	Employee Stock Option Plans	1998 Employee Stock Purchase Plan
Expected term	5.5 years	0.5 years
Expected volatility factor	30%	31%
Risk-free interest rate	4.70%	4.67%
Expected annual dividend yield	—	—

Prior to January 1, 2006, we accounted for stock-based compensation to employees in accordance with APB 25. We also had previously adopted the disclosure provisions of SFAS 123, which required disclosure of stock-based compensation and its impact on net loss and net loss per share. The following table illustrates the effects on net loss and net loss per share for the years ended December 31, 2005 and 2004 as if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee awards.

	Year Ended December 31,
	2005	2004
	(In Thousands)
Net loss attributable to common stockholders	$3,927	$(296,910)
Add: stock-based employee compensation expense	1,044	1,252
Total stock-based employee compensation expense determined under fair value based method for all awards	(47,709)	(51,816)
Pro forma net loss	$(42,738)	$(347,474)
Amounts per common share:
Basic—as reported	$0.04	$(3.23)
Diluted—as reported	$0.03	$(3.23)
Basic—pro forma	$(0.41)	$(3.78)
Diluted—pro forma	$(0.41)	$(3.78)

In determining the stock-based compensation expense to be disclosed under SFAS 123, we were required to estimate the fair value of stock awards granted to employees using a Black-Scholes valuation model. However, differences between the requirements of SFAS 123(R) and SFAS 123 resulted in a different set of assumptions for our valuation model, including the utilization of a forfeiture rate. Assumptions used to determine the fair value of stock options granted under SFAS 123 during the years ended December 31, 2005 and 2004 were:

	Year Ended
	December 31, 2005		December 31, 2004
	Employee Stock Option Plans	1998 Employee Stock Purchase Plan	Employee Stock Option Plans	1998 Employee Stock Purchase Plan
Expected term	5.0 years	0.5 years	5.0 years	0.5 years
Expected volatility factor	62%	36%	80%	71%
Risk-free interest rate	3.98%	2.73%	3.30%	1.28%
Expected annual dividend yield	—	—	—	—

We have never declared cash dividends on any of our capital stock and do not expect to do so in the foreseeable future.

The effects on 2005 and 2004 pro forma net loss and net loss per share of expensing the estimated fair value of stock options and common shares issued pursuant to the stock option and stock purchase plans are not necessarily representative of the effects on reported results of operations for future years as options vest over several years and we intend to grant varying levels of stock options in future periods.

Recent Accounting Pronouncements:

In June 2006, the FASB issued FASB Interpretation, or FIN, No. 48, “Accounting for Uncertainty in Income Taxes”, or FIN 48. FIN 48 clarifies the application of SFAS No. 109, “Accounting for Income Taxes”, or SFAS 109, by providing detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after

December 15, 2006. We are currently evaluating the potential effects of FIN 48 on our consolidated financial statements, and we anticipate that the interpretation will not have a significant impact on our results of operations.

C)             Investment in Affiliate

BioSphere was a consolidated subsidiary from 1994 through July 2, 2001. As a result of a public offering by BioSphere in 2001, our ownership of BioSphere was reduced from approximately 55% to 26%. Therefore, effective July 3, 2001, we changed the method of accounting for our investment in BioSphere from consolidating the results of BioSphere operations to the equity method. On November 10, 2004, we purchased from BioSphere, in a private placement, 4,000 shares of BioSphere Series A Convertible Preferred Stock and warrants to purchase an additional 200,000 shares of BioSphere common stock for an aggregate purchase price of $4,000,000. Each share of BioSphere Series A Convertible Preferred Stock is convertible into 250 shares of BioSphere common stock at a conversion price of $4.00 per share. In addition, quarterly dividends of 6% per annum are paid on the shares either in cash or additional shares of Series A Convertible Preferred Stock at BioSphere’s election.

At December 31, 2006 and 2005, we owned 3,224,333 and 3,224,333 shares, or approximately 18% and 21%, respectively, of BioSphere’s outstanding common stock. The fair market value of those shares was approximately $21,538,000 and $26,117,000 as of December 31, 2006 and 2005, respectively. In addition, as of December 31, 2006 and 2005 we owned 4,475 and 4,280 shares of Series A Convertible Preferred Stock, respectively, and warrants to purchase an additional 200,000 shares of common stock, which based on the application of the Black-Scholes option pricing model, we determined the estimated fair value of the warrants to be $659,000 and $959,000 at December 31, 2006 and 2005, respectively, which was recorded as an investment in affiliate. Assuming conversion of the Series A Convertible Preferred Stock and the exercise of our warrants, we would own approximately 22% and 26% of BioSphere’s common stock as of December 31, 2006 and 2005, respectively. We recorded $422,000, $665,000 and $1,485,000 as our share of BioSphere’s losses for the years ended December 31, 2006, 2005 and 2004, respectively.

D)            Cash, Cash Equivalents and Short-Term and Long-Term Investments

Cash, cash equivalents and restricted cash consist of the following at December 31:

	2006	2005
	(In Thousands)
Cash and cash equivalents:
Cash and money market funds	$364,115	$158,283
Corporate and government commercial paper	51,296	19,861
Total cash, cash equivalents and restricted cash	$415,411	$178,144

Due to the nature of our investments, amortized cost approximates market value as of December 31, 2006 and 2005.

Short and long-term investments classified as available-for-sale or held-to-maturity consist of the following at December 31:

	2006		2005
	Available- For-Sale	Held-to- Maturity	Available- For-Sale	Held-to- Maturity
	(In Thousands)
Due within 1 year:
Corporate and bank obligations	$27,524	$173,974	$47,235	$136,276
Government and agency securities	1,170	365,369	1,510	481,594
Equity securities	—	—	—	—
Due in greater than 1 year:
Corporate and bank obligations	34,713	131,100	36,538	52,800
Government and agency securities	—	—	—	30,000
Equity securities	17,063	—	12,104	—
Total short-term and long-term investments	$80,470	$670,443	$97,387	$700,670

Held-to-maturity securities are recorded at cost plus accrued amortization, which approximates fair value. Realized gains and losses on held-to-maturity securities were insignificant in 2006 and 2005.

Available-for-sale securities are carried at fair market value with unrealized gains and losses recorded as a component of accumulated other comprehensive income (loss). Investments with continuous unrealized losses greater than one year were immaterial in 2006 and 2005. Management does not believe any unrealized losses represent an other-than-temporary impairment based on our evaluation of available evidence as of December 31, 2006. The following is a summary of available-for-sale securities:

Type of Security	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
December 31, 2006
Corporate and bank obligations	$62,219	$42	$24	$62,237
Government and agency securities	1,179	—	9	1,170
Equity securities	16,082	2,773	1,792	17,063
	$79,480	$2,815	$1,825	$80,470

Type of Security	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
December 31, 2005
Corporate and bank obligations	$83,949	$19	$195	$83,773
Government and agency securities	1,515	—	5	1,510
Equity securities	7,143	4,961	—	12,104
	$92,607	$4,980	$200	$97,387

Realized gains on available-for-sale securities were $0, $18,345,000 and $0 in 2006, 2005 and 2004, respectively.

Our available-for-sale securities include our equity investments in Point Therapeutics Inc. and ACADIA at December 31, 2006 and 2005.

We account for our investment in Point Therapeutics, Inc. using the cost method because we determined that we have no significant influence over the operations of Point Therapeutics, Inc. At

December 31, 2006 and 2005, we owned 433,333 shares, or approximately 1.3% of Point Therapeutics, Inc. and this investment had a market value of approximately $446,000 and $1,495,000, respectively.

On June 15, 2005, Vicuron entered into an agreement and plan of merger with Pfizer, Inc., where Pfizer agreed to purchase all outstanding shares of Vicuron for a purchase price of $29.10 per share in cash. The merger closed on September 11, 2005 and we received cash proceeds of approximately $20,014,000 in exchange for our remaining 687,766 shares of Vicuron common stock. In accordance with the cost method and the classification of our investment in Vicuron as available-for-sale, we were carrying our investment at fair market value with the corresponding unrealized gain recorded through equity. Upon closing of the merger, we recognized the unrealized gain of approximately $18,345,000 and included that amount in other income on the consolidated statements of operations. At December 31, 2006 and 2005, we had no ownership in Vicuron.

On January 10, 2005, we entered into a license, option and collaboration agreement, or collaboration, with ACADIA for the development of new drug candidates targeted toward the treatment of central nervous system disorders. The collaboration has been established to investigate potential clinical candidates resulting from screening ACADIA’s medicinal chemistry compound library against a broad array of selective muscarinic receptors, which are receptors that respond to acetylcholine, a neurotransmitter in the central nervous system. The collaboration includes ACADIA’s m1 agonist program, which is designed to target neuropsychiatric/neurologic conditions and neuropathic pain. We have agreed to collaborate with each other to research and develop certain compounds that interact with these muscarinic receptors. We are permitted to develop and commercialize these compounds in any field outside of the prevention or treatment of ocular disease. We will have exclusive worldwide rights to develop and commercialize compounds developed under our collaboration with ACADIA. The agreement also includes an option to select a preclinical program from ACADIA’s 5-HT2a program for use in combination with LUNESTA. We have decided not to exercise this option.

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

In 2005, we completed the initial $10 million purchase of ACADIA common stock in connection with the collaboration. Our purchase was made at a price of approximately $9.28 per share, which represented a 40 percent premium over the 30-day trailing average closing price of ACADIA’s common stock on the NASDAQ Global Market and resulted in the issuance to us of 1,077,029 shares of ACADIA common stock. We recorded the premium amount of $2,857,000 as research and development expense and the remaining amount of $7,143,000 as an investment in ACADIA.

In 2006, we completed the second $10 million purchase of ACADIA common stock in connection with the collaboration between the two companies that was formed in January 2005. Our purchase was made at a price of approximately $12.29 per share, which represented a 25 percent premium over the 30-day trailing average closing price of ACADIA’s common stock on the NASDAQ Global Market and resulted in the issuance to us of 813,393 shares of ACADIA common stock. We recorded the premium amount of $1,061,000 as research and development expense and the remaining amount of $8,939,000 as an investment in ACADIA.

At December 31, 2006 and 2005, we owned 1,890,422 and 1,077,029 shares, respectively, of ACADIA’s common stock. The fair market value of those shares was approximately $16,617,000 and $10,609,000 as of December 31, 2006 and 2005, respectively.

E)             Accounts Receivable

Our trade receivables in 2006 and 2005 primarily represent amounts due from wholesalers, distributors and retailers of our pharmaceutical products. We perform ongoing credit evaluations of our customers and generally do not require collateral. Our allowance for doubtful accounts was $470,000 at December 31, 2006 and 2005, respectively, and our allowance for payment term discounts related to accounts receivable was $4,351,000 and $2,633,000 at December 31, 2006 and 2005, respectively.

Customers with amounts due that represent greater than 10% of our accounts receivable balance are as follows at December 31:

	2006	2005
Customer A	31%	29%
Customer B	24%	26%
Customer C	25%	26%

Certain prior year percentages have been adjusted to give retroactive effect for a merger of certain of our customers.

F)              Inventories

Inventories consist of the following at December 31:

	2006	2005
	(In Thousands)
Raw materials	$21,611	$21,780
Finished goods	15,476	17,171
	$37,087	$38,951

G)            Property and Equipment

Property and equipment consist of the following at December 31:

	2006	2005
	(In Thousands)
Land	$4,125	$4,125
Building	47,999	46,457
Laboratory and manufacturing equipment	38,041	35,512
Office equipment	53,477	43,568
Leasehold improvements	2,919	2,786
	146,561	132,448
Accumulated depreciation and amortization	(73,750)	(59,981)
	$72,811	$72,467

Property and equipment under capital leases at December 31, 2006 and 2005 was $5,800,000. Accumulated amortization related to property and equipment under capital leases at December 31, 2006 and 2005 as $5,302,000 and $3,671,000, respectively. Depreciation expense was $15,599,000, $12,689,000 and $13,208,000 including amortization on capital leases of $1,631,000, $1,996,000 and $1,675,000, for the years ended December 31, 2006, 2005 and 2004, respectively.

H)            Deferred Financing Costs and Patents

Deferred financing costs and patents, net, consist of the following at December 31:

	2006	2005
	(In Thousands)
Deferred finance costs, gross	$34,440	$34,440
Accumulated amortization	(23,215)	(17,474)
Deferred finance costs, net	$11,225	$16,966
Patents, gross	$2,259	$2,785
Accumulated amortization	(1,603)	(1,654)
Patents, net	$656	$1,131

Amortization of intangible assets is computed on the straight-line method based on the estimated useful lives of the assets. The following schedule details our amortization expense related to patents and deferred financing costs:

	Year Ended December 31,
	2006	2005	2004
	(In Thousands)
Amortization of deferred finance costs	$5,741	$6,274	$4,831
Amortization of patents	231	535	667
Total amortization	$5,972	$6,809	$5,498

During 2006, we wrote off unamortized patents and other intangible assets of $245,000 related to various compounds we are no longer pursuing. The estimated aggregate amortization expense for each of the next five years is as follows: 2007, $4,311,000; 2008, $3,945,000; 2009, $2,816,000; 2010, $685,000; and 2011, $109,000.

We have no goodwill recorded at December 31, 2006 or 2005.

I)                 Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following at December 31:

	2006	2005
	(In Thousands)
Research and development costs	$12,993	$19,394
Sales and marketing costs	20,561	51,264
Interest on convertible subordinated debt	8,250	8,250
Compensation costs	33,783	72,310
Other	37,512	36,191
Total accrued expenses	$113,099	$187,409
Revenue reserves	$115,647	$73,785
Current portion of Ross termination payment	—	2,887
Other	230	251
Total other current liabilities	$115,877	$76,923

J)     Notes Payable and Capital Lease Obligations

Notes payable and capital lease obligations consist of the following at December 31:

	2006	2005
	(In Thousands)
Government grant from Nova Scotia Department of Economic Development(1)	$570	$767
Obligations under capital leases (See Note L)	508	2,523
	1,078	3,290
Less current portion	(385)	(2,030)
Total	$693	$1,260

(1)   Our wholly-owned subsidiary, Sepracor Canada Limited, has a Canadian Government grant, which Sepracor Canada Limited may be required to repay if it fails to meet certain conditions. The grant is recorded as debt and is being amortized over the useful lives of the related capital assets.

K)    Convertible Subordinated Debt

Convertible subordinated debt, including current portion, consists of the following at December 31:

	2006		2005
	Carrying Amount	Fair Value(1)	Carrying Amount	Fair Value(1)
	(In Thousands)
5% convertible subordinated debentures due 2007	$440,000	$439,472	$440,000	$437,800
0% Series A convertible senior subordinated notes due 2008	72,800	140,591	72,800	119,028
0% Series B convertible senior subordinated notes due 2010	148,020	286,211	148,020	259,035
0% convertible senior subordinated notes due 2024	500,000	539,400	500,000	475,000
Total	$1,160,820	$1,405,674	$1,160,820	$1,290,863

(1)   The fair value of all the convertible subordinated debt is from a quoted market source.

The $440,000,000 of 5% debentures were convertible into common stock, at the option of the holder, at a price of $92.38 per share, and the 5% interest was paid semi-annually, commencing on August 15, 2000. The 5% debentures were redeemable at our option if the trading price of our common stock exceeded $110.86, which is equal to 120% of the conversion price, for 20 trading days in a period of 30 consecutive trading days. As part of the sale of the 5% debentures, we incurred $14,033,000 of offering costs, which were recorded as other assets and were amortized over seven years, the term of the 5% debentures. In February 2007, we paid in full $440,000,000 in principal amount of outstanding 5% convertible debentures, which matured on February 15, 2007, plus approximately $11,000,000 in accrued interest.

In November 2001, we issued $400,000,000 in principal amount of 5.75% convertible subordinated notes due 2006, or 5.75% notes. In December 2001, we issued an additional $100,000,000 in principal amount of 5.75% notes pursuant to an option granted to the initial purchaser of the 5.75% notes. As part of the sale of the 5.75% notes, we incurred offering costs of $14,311,000 which were recorded as other assets and were being amortized over five years, which is the term of the 5.75% notes. Our net proceeds after offering costs were approximately $485,689,000. In March and April 2002, we exchanged $70,000,000 of our 5.75% notes in privately negotiated transactions for 2,790,613 shares of our common stock. We recorded as other expense, associated inducement costs of $28,000,000, which represented the fair market value of the 1,623,947 additional shares of common stock issued as an inducement to the holders for conversion of their 5.75% notes. On January 9, 2004, using funds from our December 2003 issuance of 0% Series A notes due 2008 and Series B notes due 2010, we redeemed the remaining outstanding $430,000,000 principal amount of our 5.75% convertible subordinated notes due 2006 for an aggregate redemption price of $433,709,000, including approximately $3,709,000 in accrued interest. As a result of this redemption, we recorded a loss of approximately $7,022,000 related to the write-off of deferred financing costs in the first quarter of 2004. At December 31, 2006 and 2005, none of the 5.75% notes remained outstanding.

In December 2003, we issued an aggregate of $600,000,000 of 0% convertible senior subordinated notes, or 0% notes. We issued $200,000,000 in principal amount as 0% Series A convertible senior subordinated notes due 2008, or 0% Series A notes due 2008, and $400,000,000 in principal amount as 0% Series B convertible senior subordinated notes due 2010, or 0% Series B notes due 2010. In January 2004, pursuant to an option granted to the initial purchasers of our 0% notes, we issued an additional $50,000,000 of 0% Series A notes due 2008 and $100,000,000 of 0% Series B notes due 2010.The 0% notes are convertible into common stock, at the option of the holder, at a price of $31.89 and $29.84 per share for the 0% Series A notes due 2008 and 0% Series B notes due 2010, respectively. The 0% notes do not bear interest and are not redeemable. We may be required to repurchase the 0% notes at the option of the holders if there is a change in control of Sepracor or the termination of trading of our common stock on the NASDAQ or similar markets. As part of the sale of the 0% notes, we incurred offering costs of $16,943,000, which have been recorded as deferred financing costs and are being amortized over the term of the notes on a pro-rata basis based on the total amount of Series A and Series B notes issued. Net of issuance costs, our proceeds were approximately $145,875,000. The issuance costs have been recorded as deferred financing costs and are being amortized over 4 and 6 years, respectively, the remaining term of the debt. During September 2004, certain holders of our 0% Series A notes due 2008 and 0% Series B notes due 2010, agreed, in separately negotiated transactions, to convert $177,200,000 and $351,980,000 in aggregate principal amount of their 0% Series A notes due 2008 and 0% Series B notes due 2010, respectively, into an aggregate of 5,556,104 and 11,797,483 shares of our common stock, respectively. As an inducement to convert their notes, we paid the holders of the 0% Series A notes due 2008 and 0% Series B notes due 2010 aggregate cash payments of $23,868,000 and $45,900,000, respectively. These amounts were recorded as a loss on conversion of convertible notes. Deferred financing costs related to the converted 0% Series A notes due 2008 and 0% Series B notes due 2010 of $4,244,000 and $8,846,000, respectively, were netted against the amount of debt converted into equity. At December 31, 2006 and 2005, $72,800,000 and $148,020,000 of the 0% Series A notes due 2008 and 0% Series B notes due 2010, respectively, remained outstanding.

In September 2004, we issued $500,000,000 in principal amount of 0% convertible senior subordinated notes due 2024, or 0% notes due 2024. Holders may convert the notes into cash and, if applicable, shares of our common stock at a conversion rate of 14.8816 shares of common stock per $1,000 principal amount of notes (which is equal to a conversion price of approximately $67.20 per share), subject to adjustment, before the close of business on the business day immediately preceding October 15, 2024 only under the following circumstances:

•       during any fiscal quarter beginning after December 31, 2004, if the closing sale price of our common stock for at least 20 trading days in the 30 consecutive trading days ending on the last day of the preceding fiscal quarter is more than 130% of the conversion price per share of common stock on the last day of such preceding quarter;

•       during the five business day period following any five consecutive trading day period (the “measurement period”) in which the trading price per note on each day of that measurement period is less than 98% of the closing sale price of our common stock multiplied by the conversion rate on each such day;

•       if the notes have been called for redemption;

•       upon the occurrence and continuance of specified corporate transactions; and

•       in connection with a transaction or event constituting a fundamental change occurring on or prior to October 20, 2009.

Upon conversion of the notes, if the adjusted conversion value of the notes, which is defined as the product of (1) the conversion rate in effect on the conversion date; and (2) the average of the daily volume weighted average price of our common stock for each of the five consecutive trading days beginning on the second trading day immediately following the day the notes are tendered for conversion, is less than or equal to the principal amount of the notes, then we will convert the notes for an amount in cash equal to the adjusted conversion value of the notes. If the adjusted conversion value of the notes is greater than the principal amount of the notes, then we will convert the notes into whole shares of our common stock for an amount equal to the adjusted conversion value of the notes less the principal amount of the notes, plus an amount in cash equal to the principal amount of the notes plus the cash value of any fractional shares of our common stock. During 2006, none of the listed circumstances occurred resulting in a conversion of debt.

The notes do not bear interest. On or after October 20, 2009, we have the option to redeem for cash all or part of the notes at any time at a redemption price equal to 100% of the principal amount of the notes to be redeemed. We may be required by the note holders to repurchase for cash all or part of the notes on October 15 of 2009, 2014 and 2019 at a repurchase price equal to 100% of the principal amount of the notes to be repurchased. We may be required to repurchase for cash all or part of the notes upon a change in control of Sepracor or a termination of trading of our common stock on the NASDAQ or similar markets at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus in certain change in control circumstances, an additional make-whole payment. In connection with the sale of the notes, we incurred offering costs of approximately $14,190,000, which have been recorded as deferred financing costs and are being amortized over 5 years, the note holders first potential redemption date. At December 31, 2006 and 2005, $500,000,000 of the 0% notes due 2024 remained outstanding.

L)              Commitments and Contingencies

Lease Payments

Future minimum lease payments under all non-cancelable leases in effect at December 31, 2006, are as follows:

Year	Operating Leases	Capital Leases
	(In Thousands)
2007	$1,760	$386
2008	1,787	134
2009	1,471	—
2010	1,313	—
2011	1,208	—
Thereafter	489	—
Total minimum lease payments	$8,028	520
Less amount representing interest		(12)
Present value of minimum lease payments		$508

Future minimum lease payments under operating leases relate primarily to our office, laboratory and production facilities at 33 Locke Drive, and our office facilities at 111 Locke Drive, both in Marlborough, Massachusetts. Additionally in the second half of 2004 we entered into four leases for office space for our regional sales offices. Most of the lease terms provide options to extend the leases and require us to pay our allocated share of taxes and operating costs in addition to the annual base rent payments.

Our capital leases relate primarily to telephone systems and computer equipment purchased under capital lease agreements.

Rental expense under operating leases amounted to $1,306,000, $833,000 and $895,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Indemnification Obligations

We enter into standard indemnification agreements in our ordinary course of business, under which we indemnify and hold harmless certain parties, including customers such as wholesalers, against claims, liabilities and losses brought by third parties to the extent that the claims arise out of (1) injury or death to person or property caused by defect in our product, (2) negligence in the manufacture or distribution of the product or (3) a material breach by Sepracor. We have no liabilities recorded for these guarantees at December 31, 2006 and, if liabilities were incurred, we have insurance policies covering product liabilities, which would mitigate any losses.

Under our certificate of incorporation we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under the terms of our certificate of incorporation indemnification agreements is unlimited, however, we believe the fair value of this indemnification is minimal.

Stock Option Review Related Matters

In conjunction with the review of our stock option granting practices, we have also evaluated the related tax issues to determine if we may be subject to additional tax liability as a result of the matters under review. As a result of such charges, previously deducted compensation related to exercised stock options may be non-deductible under Section 162(m) of the Internal Revenue Code. Accordingly, our net operating loss carryforward, may be reduced, however, we have a full valuation allowance against our deferred tax assets and, as a result, do not expect any material impact on our financial position or results of operations. In addition, due to the revision of measurement dates, certain stock options that we previously treated as incentive stock options do not actually qualify for such treatment and must be treated as non-statutory stock options. Accordingly, we may be subject to fines and/or penalties relating to the tax treatment of such stock options. However, we do not believe it is probable that we will incur any material additional tax liability as a result of the matters under review and any such amount is not expected to have a material impact on our financial position or results of operations. The Securities and Exchange Commission, or SEC, and/or any other governmental agency that may initiate a formal investigation may reach different conclusions and, if so, we could be subject to monetary damages, fines and penalties, and our officers and/or directors could be prohibited from serving as officers and directors of any public company and could be subject to criminal penalties and disgorgement.

M)          Litigation

Stock Option Inquiry and Derivative Stockholder Complaints

We announced in June 2006 that the SEC is conducting an informal inquiry into our stock option grants and stock option granting practices. A special committee of our outside directors, with the assistance of outside legal counsel and outside accounting specialists, reviewed the stock option grants to our officers, directors and employees from 1996 to the present under our various stock option plans in effect during this period. Our finance department also reviewed the stock option grants and stock option practices from 1996 to present. Their review resulted in the restatement of our financial statements. Representatives from the U.S. Attorneys Office have been present at meetings that our outside counsel has had with the SEC. While the U.S. Attorneys Office has not initiated an investigation, we cannot assure you that it will not. In October 2006, the Internal Revenue Service, or IRS, commenced an audit into our 2005 and 2004 U.S. Federal income tax returns and has requested, among other things, certain information relating to our stock option grants and granting practices. The SEC and/or any other governmental agency that may initiate a formal investigation may reach different conclusions and, if so, we could be subject to monetary damages, fines and penalties, and our officers and/or directors could be prohibited from serving as officers and directors of any public company and could be subject to criminal penalties and disgorgement.

We have accepted service of three stockholder derivative complaints relating to certain of our stock option grants that were filed in the Superior Court, Middlesex County, Commonwealth of Massachusetts, naming Sepracor as nominal defendant and also naming as defendants certain current members of our board of directors and certain of our current and former employees. The complaints allege purported breaches of fiduciary duties and unjust enrichment in connection with certain stock option grants made by us between June 1998 and May 2001. The complaints seek monetary damages in unspecified amounts, equitable and injunctive relief, including disgorgement of profits obtained by certain defendants and other relief as determined by the Court. On September 12, 2006, the three complaints were consolidated into one action, and on September 22, 2006, the action was transferred to the Business Litigation Session of the Superior Court, Suffolk County, Commonwealth of Massachusetts. On October 19, 2006, plaintiffs filed a consolidated complaint alleging breaches of fiduciary duty and unjust enrichment in connection with certain stock option grants we made between December 1995 and April 2003.

Three stockholder derivative complaints relating to the same subject matter were filed against Sepracor, certain current members of our board of directors and certain of our current and former employees in the United States District Court for the District of Massachusetts on September 28, 2006, October 3, 2006 and October 12, 2006. In addition to several common law theories alleging breaches of fiduciary duty and unjust enrichment, these complaints allege violations of federal securities laws. On January 30, 2007, the Court consolidated the actions.

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

Levalbuterol Hydrochloride Inhalation Solution Abbreviated New Drug Applications

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

In April 2006, we were notified of an ANDA seeking approval of a generic version of our 1.25 mg, 0.63 mg and 0.31 mg levalbuterol hydrochloride inhalation solution including a Paragraph IV certification, which was submitted to the FDA by Watson Laboratories, Inc. Watson’s paragraph IV certification was limited to our patent that expires in 2021 and covers certain levalbuterol hydrochloride inhalation solutions, including XOPENEX Inhalation Solution. We have decided not to file a civil action against Watson Laboratories, Inc. for patent infringement at this time.

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

LUNESTA Trademark Claim

In September 2006, Tharos Laboratories, Inc. filed suit against us in the United States District Court, District of Utah, Central Division, alleging trademark infringement, dilution, unfair competition, false advertising, and false designation of origin arising out of our use of our silk moth design in connection with LUNESTA. Tharos seeks unspecified monetary damages and an injunction of our use of the silk moth design. In October 2006, we filed a motion to dismiss Tharos’ claims. On February 9, 2007 the court granted our motion in respect of the unfair competition claims and denied it in respect of Tharos’ other claims. We are unable to reasonably estimate any possible range of loss related to this lawsuit due to its uncertain resolution.

N)            Stockholders’ Equity (Deficit)

In December 2003, we used approximately $94,820,000 of the proceeds from the issuance of 0% Series A convertible senior subordinated notes due 2008 and 0% Series B convertible senior subordinated notes due 2010 to purchase four series of call spread options on our common stock expiring at various dates between May 12, 2004 and December 9, 2005. The call spread options could have been settled at our option in either net shares or in cash. Settlement of the call spread options in net shares on the expiration date would result in us receiving a number of shares, not to exceed 19,700,000 shares of our common stock, with a value equal to the amount otherwise receivable on cash settlement.

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

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income at December 31, 2006 and 2005 were as follows:

	2006	2005
	(In Thousands)
Net unrealized gains on securities available for sale	$990	$4,779
Foreign currency translation	1,850	1,899
Total	$2,840	$6,678

O)            Stock Plans

We have stock-based compensation plans, which are described below. Effective January 1, 2006, we record the issuance of stock options using SFAS 123(R). Prior to January 1, 2006, we accounted for share-based compensation to employees in accordance with APB 25 and related interpretations and followed the disclosure requirements of SFAS 123.

The 1997 Stock Option Plan, or 1997 Plan, permits us to grant non-qualified stock options, or NSOs, to purchase up to 1,000,000 shares of common stock to our employees and consultants. Executive officers are not entitled to receive stock options under the 1997 Plan. NSOs granted under the 1997 Plan have a maximum term of ten years from the date of grant and generally vest over five years.

The 1999 Director Stock Option Plan, or 1999 Director Plan, permits us to grant NSOs to purchase up to 1,800,000 shares of common stock to our non-employee directors. Under the 1999 Director Plan, stock option grants for the purchase of 20,000 shares of our common stock are automatically made to each non-employee director upon his first election to the board of directors and, on the date of any annual meeting occurring at last six months after he is first elected to the board of directors if he is serving as a director at the adjournment of such annual meeting. Stock options granted under this plan, have a maximum term of ten years and an exercise price equal to the last reported sales price of our common stock on NASDAQ on the date of grant. The stock options to new directors typically vest in equal annual installments over five years and the annual grants typically vest in full on the day prior to the first annual meeting following the date of grant.

The 2000 Stock Incentive Plan, or 2000 Plan, permits us to grant incentive stock options, or ISOs, NSOs and restricted stock awards to purchase up to 11,500,000 shares of common stock to our employees, officers, directors and consultants. Stock options granted under the 2000 Plan have a maximum term of ten years from the date of grant, have an exercise price not less than the fair value of the stock on the grant date and generally vest over five years. In May 2002, the stockholders approved an amendment to the 2000 Plan increasing the number of shares of common stock that could be granted under the 2000 Plan from 2,500,000 shares to 4,000,000 shares. In May 2003, the stockholders approved an amendment to the 2000 Plan increasing the number of shares of common stock that could be granted under the 2000 Plan from 4,000,000 shares to 5,500,000 shares. In May 2004, the stockholders approved an amendment to the 2000 Plan increasing the number of shares of common stock that could be granted under the 2000 Plan from 5,500,000 shares to 8,000,000 shares. In May 2005, the stockholders approved an amendment to the 2000 Plan increasing the number of shares of common stock that could be granted under the 2000 Plan from 8,000,000 shares to 9,500,000 shares. In May 2006, the stockholders approved an amendment to the 2000 Plan increasing the number of shares of common stock that could be granted under the 2000 Plan from 9,500,000 shares to 11,500,000 shares.

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

The following tables summarize information about stock options outstanding at December 31, 2006 (in thousands, except for per share amounts and contractual life):

			Options Outstanding			Options Exercisable
Range of Exercise Price Per Share			Number of Options Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price Per Share	Number of Options Exercisable	Weighted-Average Exercise Price Per Share
$ 6.24	–	$ 8.31	718	5.6	$6.28	709	$6.26
11.25	–	16.78	1,532	4.1	13.16	1,114	12.91
18.38	–	27.15	2,344	3.9	21.11	1,888	20.68
27.70	–	39.07	1,078	3.6	34.50	951	35.38
44.15	–	64.50	5,007	7.7	53.81	1,473	54.14
71.88	–	87.50	120	3.4	85.28	120	85.28
$ 6.24	–	$87.50	10,799	5.8	$36.22	6,255	$29.03

	2006		2005		2004
	Number of Options	Weighted-Average Exercise Price Per Share	Number of Options	Weighted-Average Exercise Price Per Share	Number of Options	Weighted-Average Exercise Price Per Share
Balance at January 1,	10,859	$32.78	12,724	$25.72	13,645	$20.56
Granted	1,989	54.05	1,149	60.66	1,985	43.77
Exercised	(1,339)	18.16	(2,885)	12.75	(2,767)	13.43
Cancelled	(699)	67.48	(128)	32.90	(137)	21.65
Expired	(11)	39.86	(1)	45.97	(2)	19.19
Balance at December 31,	10,799	$36.22	10,859	$32.78	12,724	$25.72
Options exercisable at December 31,	6,255		6,296		7,336
Weighted-average fair value of options granted during the year	$19.86		$33.94		$28.87

At December 31, 2006, the weighted average remaining contractual terms in years for stock options outstanding and stock options exercisable was 5.8 and 4.1 years, respectively.

All stock options granted during the years ended December 31, 2006, 2005 and 2004 were granted with exercise prices equal to the fair market value of our common stock on the grant date.

At December 31, 2006, the aggregate intrinsic value of stock options outstanding and stock options exercisable was $278,379,000 and $206,629,000, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the stock option.

The aggregate intrinsic value of stock options exercised during the year ended December 31, 2006 was $48,178,000.

Our non-vested share activity for the year ended December 31, 2006 was as follows:

	Stock Options		Restricted Stock
		Weighted
	Number of	Average	Number of	Weighted
	Shares	Fair	Shares	Average
	(In Thousands)	Value	(In Thousands)	Fair Value
Non-vested at December 31, 2005	4,563	$28.74	—	$—
Granted	1,989	19.86	174	55.34
Vested	(1,327)	18.47	—	—
Forfeited	(681)	63.47	—	—
Non-vested at December 31, 2006	4,544	$22.65	174	$55.34

At December 31, 2006, unrecognized compensation expense related to non-vested stock options and restricted stock was $85,990,000 and $7,343,000, respectively, which is expected to be recognized over weighted average periods of 3.2 years and 3.7 years, respectively.

There were approximately 3,800,000 shares available under our stock option plans for future option grants as of December 31, 2006.

The 1998 Employee Stock Purchase Plan, or 1998 ESPP, permits an aggregate of 1,400,000 shares of common stock to be purchased by employees at 85% of market value on the first or last day of each six-month offering period, whichever is lower, through accumulation of payroll deductions ranging from 1% to 10% of compensation as defined, subject to certain limitations. Employees purchased approximately 167,000, 160,000 and 163,000 shares for a total of $7,339,000, $6,725,000 and $4,922,000, during the years ended December 31, 2006, 2005 and 2004, respectively. In May 2003, our stockholders approved an amendment to the 1998 ESPP increasing the number of shares of common stock authorized for issuance under the 1998 ESPP from 600,000 shares to 900,000 shares. In May 2006, our stockholders approved an amendment to the 1998 ESPP increasing the number of shares of common stock authorized for issuance under the 1998 ESPP from 900,000 shares to 1,400,000 shares. At December 31, 2006, there were approximately 448,000 shares of common stock authorized for future issuance under the 1998 ESPP.

At December 31, 2006, the estimated unrecognized compensation expense related to the December 1, 2006 offering period of the 1998 ESPP, which concludes on May 31, 2007, was $673,000. The associated expense is amortized on a straight-line basis over the offering period.

P)              Income Taxes

The components of income tax expense consist of the following at December 31:

	2006	2005	2004
Current income tax expense
Federal	$3,530	$—	$—
State	126	38	—
Foreign	—	113	—
Total current income tax expense	$3,656	$151	$—
Deferred income tax expense
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—
Total deferred income tax expense	$—	$—	$—
Total current and deferred income tax expense	$3,656	$151	$—

For each of the years ended December 31, 2006, 2005 and 2004, our United States Federal statutory tax rate was 34% and our effective tax rate was 1.9%, 3.7% and 0%, respectively. Our effective tax rate varies from our statutory tax rate for the years ended December 31 principally due to the following:

	2006	2005	2004
United States Federal statutory tax rate	34.0%	34.0%	34.0%
State income taxes, net of U.S. Federal tax expense	5.5	0.7	—
Tax rate and tax law differential of foreign operations	—	30.0	(0.2)
Research and development credits	(4.1)	(126.3)	2.2
Change in valuation allowance	(35.3)	69.0	(27.6)
Other nondeductible expenses	0.4	(3.7)	(8.4)
Deferred compensation amortization	1.4	—	—
	1.9%	3.7%	0%

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to tax benefit carryforwards and to differences between the financial statement amounts of assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established if, based on management’s review of both positive and negative evidence, it is more likely than not that all or a portion of the deferred tax asset will not be realized. Our historical losses from operations represent significant negative evidence that indicates the need for a valuation allowance. Accordingly, a valuation allowance has been established for the full amount of the deferred tax asset. Of the total valuation allowance of $675,255,000, approximately $149,020,000 relates to stock option compensation deductions. The tax benefit associated with the stock option compensation deductions will be credited to equity when realized. If we determine, based on future profitability, that these deferred tax assets are more likely than not to be realized, a release of all, or part, of the related valuation allowance could result in an immediate material income tax benefit in the period of decrease and material income tax provisions in future periods.

At December 31, 2006, we had Federal tax net operating loss carryforwards of approximately $1,197,263,000, which expire in the years 2007 through 2025 and state tax net operating loss carryforwards of approximately $840,565,000, which expire in the years 2007 through 2025. Based upon the Code and changes in company ownership, utilization of the net operating losses may be subject to an annual limitation. At December 31, 2006, we had Netherlands Antilles net operating loss carryforwards of approximately $13,653,000, which will expire in the years 2007 through 2011. At December 31, 2006, we had Federal and state research and experimentation credit carryforwards of approximately $58,955,000 and $ 47,839,000, respectively, which will expire from now through 2026 and 2021, respectively. We also had Canadian research and experimentation credits of $3,784,000, which expire in the years 2007 through 2016.

The components of net deferred taxes were as follows at December 31:

	2006	2005
	(In Thousands)
Assets
Net operating loss carryforwards	$453,388	$504,004
Research and development capitalization	32,445	40,539
Research and experimentation tax credit carryforwards	98,305	87,015
Accrued expenses	29,721	43,844
Reserves	47,877	29,662
Depreciation	1,082	2,796
Intangibles	8,333	8,950
Other	4,248	6,663
Liabilities
Basis difference of subsidiaries	(144)	(306)
Valuation allowance	(675,255)	(723,167)
Net deferred taxes	$—	$—

The United States and foreign components of income (loss) before income taxes were as follows for the years ended December 31:

	2006	2005	2004
United States	$192,018	$8,268	$(296,192)
Foreign	(3,800)	(4,190)	(718)
Total	$188,218	$4,078	$(296,910)

During 2006, the IRS commenced an examination of our tax returns for the years 2004 and 2005. To date, the IRS has not proposed any adjustments to the amounts reflected by us on these returns, however, their examination is not complete and they may still propose adjustments in the future. Although the outcome of tax audits is always uncertain, based on currently available information, we believe that the ultimate outcome will not have a material adverse effect on our financial condition or results of operations.

Q)            Employees’ Savings Plan

We have a 401(k) savings plan for all domestic employees. Under the provisions of our 401(k) savings plan, employees may voluntarily contribute up to 60% of their compensation, up to the statutory limit. In addition, we can make a matching contribution at our discretion. We matched 50% of the first $5,000, $4,000 and $3,000 contributed by employees up to $2,500, $2,000 and $1,500 maximum per employee during 2006, 2005 and 2004, respectively. We incurred expenses of $3,940,000, $2,286,000, and $1,389,000 in 2006, 2005 and 2004, respectively, as a result of our matching contribution.

R)             Business Segment and Geographic Area Information

We operate in one business segment, which is the discovery, research and development and commercialization of pharmaceutical products.

All of our revenues in 2006, 2005 and 2004 were received from unaffiliated customers located in the United States or its territories. Product revenue by product is presented below:

	2006	2005	2004
	(In Thousands)
Product sales:
XOPENEX Inhalation Solution	$554,999	$428,506	$319,781
LUNESTA	566,808	329,221	—
XOPENEX HFA	40,968	11,958	—
Total product sales	$1,162,775	$769,685	$319,781

Long-lived asset information, which is comprised of property and equipment, by geographic area is presented below:

	2006	2005	2004
	(In Thousands)
Long-lived assets:
United States	$64,156	$63,663	$63,408
Canada	8,655	8,804	7,452
Total long-lived assets	$72,811	$72,467	$70,860

S)              Quarterly Consolidated Financial Data (Unaudited)

	For the Quarter Ended
	March 31, 2006	June 30, 2006(2)	September 30, 2006(1)	December 31, 2006
	(In Thousands, Except Per Share Data)
Net revenues	$285,678	$264,406	$289,296	$357,155
Gross profit	259,986	243,430	264,415	323,968
Net income applicable to common shares	$10,036	$11,044	$64,431	$99,050
Basic net income per common share	$0.10	$0.11	$0.61	$0.94
Diluted net income per common share	$0.09	$0.10	$0.56	$0.85

	For the Quarter Ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005(3)
	(In Thousands, Except Per Share Data)
Net revenues	$119,045	$185,064	$205,720	$311,099
Gross profit	108,805	170,409	190,005	284,278
Net income (loss) applicable to common shares	$(22,834)	$(7,661)	$(2,485)	$36,907
Basic net income (loss) per common share	$(0.22)	$(0.07)	$(0.02)	$0.35
Diluted net income (loss) per common share	$(0.22)	$(0.07)	$(0.02)	$0.31

(1)          The three months ended September 30, 2006 includes an $8.3 million product sales allowances and reserve reversal related to rebates under the Department of VA TRICARE Pharmacy Benefits Program, which were based on a U.S. Federal Court of Appeals ruling in September 2006 that pharmaceutical manufacturers are not required to reimburse on drugs purchased through the TRICARE Program

(2)          The three months ended June 30, 2006 includes a $3.0 million Medicaid product sales allowances and reserve reversal as a result of our review of a prior period rebate per unit calculation resulting in a reserve reversal of a prior period estimate.

(3)          For the three months ended December 31, 2005, includes:

•       a $2.1 million out-of-period charge related to correcting the cumulative amount of amortization expense of the $14.1 million in deferred finance costs relating to the issuance of the 0% notes due 2024. We previously amortized such costs through the convertible debt maturity date, which is 20 years after the date of issuance, and should have been amortizing such costs through the first date a debtholder can require us to repurchase the debt, which is October 20, 2009, or five years after the date of issuance. The amount of the out-of-period charge relating to each three-month period from December 31, 2004 to September 30, 2005 is approximately $500,000. We have determined that this correction was not material to our financial statements for the year ended December 31, 2005, to the three-month period ended December 31, 2005 or any other previously reported interim or annual period;

•       a $1.7 million charge for write off of patent costs for patents we are no longer supporting; and

•       a $3.1 million net reduction in legal costs for insurance reimbursements related to class action defense costs.

T)              Subsequent Event

On February 14, 2007, we paid in full $440,000,000 principal amount of outstanding 5% debentures, which matured on February 15, 2007, plus approximately $11,000,000 in accrued interest.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Sepracor Inc.:

Our audits of the consolidated financial statements, of management’s assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated March 1, 2007, appearing in this Annual Report on Form 10-K, also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
March 1, 2007

S-1

SEPRACOR INC.
Schedule II
Valuation and Qualifying Accounts and Reserves
Years Ended December 31, 2006, 2005 and 2004
(In Thousands)

Description	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Allowance for Doubtful Accounts(1)
Year Ended December 31, 2006	$470	$—	$—	$470
Year Ended December 31, 2005	$510	$—	$40	$470
Year Ended December 31, 2004	$510	$—	$—	$510
(1) Additions to Allowance for Doubtful Accounts are recorded as an expense.
Sales Rebates, Chargebacks & Allowances(2)
Year Ended December 31, 2006	$57,516	$223,069	$188,156	$92,429
Year Ended December 31, 2005	$32,114	$100,554	$75,152	$57,516
Year Ended December 31, 2004	$19,520	$79,643	$67,049	$32,114
(2) Additions to Sales Rebates, Chargebacks and Allowances are recorded as a reduction of revenue.
Sales Return Reserves(3)
Year Ended December 31, 2006	$16,269	$20,253	$13,304	$23,218
Year Ended December 31, 2005	$8,654	$21,830	$14,215	$16,269
Year Ended December 31, 2004	$8,362	$4,449	$4,157	$8,654
(3) Additions to Sales Return Reserves are recorded as a reduction of revenue.
Deferred Tax Asset Valuation Allowance(4)
Year Ended December 31, 2006	$723,167	$—	$47,912	$675,255
Year Ended December 31, 2005	$673,707	$58,507	$9,047	$723,167
Year Ended December 31, 2004	$548,808	$131,764	$6,865	$673,707
(4) Additions to Deferred Tax Asset Valuation Allowance are recorded as expense.

S-2

EXHIBIT INDEX

			Incorporated by Reference to
Exhibit Number	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
3.1	Restated Certificate of Incorporation	Form 10-K for 12/31/2002	3.1	3/31/2003	000-19410
3.2	Amended and Restated By-Laws of the Registrant	Form 10-K for 12/31/2000	3.2	3/28/2001	000-19410
4.1	Specimen Certificate for shares of common stock, $0.10 par value, of the Registrant	Form S-1	4.1	9/20/1991	333-41653
4.2	Rights Agreement, dated June 30, 2002, between the Registrant and EquiServe Trust Company, N.A., as Rights Agent	Form 8-K	4.1	6/4/2002	000-19410
4.3	Form of 0% Series A Convertible Subordinated Notes due 2008	Form 10-K for 12/31/2003	4.5	3/15/2004	000-19410
4.4	Form of 0% Series B Convertible Subordinated Notes due 2010	Form 10-K for 12/31/2003	4.6	3/15/2004	000-19410
4.5	Form of 0% Convertible Senior Subordinated Notes due 2024	Form 10-K for 12/31/2004	4.7	3/15/2004	000-19410
10.1#	The Registrant’s 1991 Amended and Restated Stock Option Plan	Form 10-Q for 9/30/1999	10.1	11/12/1999	000-19410
10.2#	The Registrant’s 1991 Director Stock Option Plan, as amended and restated	Form 10-K for 12/31/1998	10.3	3/31/1999	000-19410
10.3#	The Registrant’s 1997 Stock Option Plan	Form 10-K for 12/31/1997	10.36	3/31/1998	000-19410
10.4#	The Registrant’s 1998 Employee Stock Purchase Plan, as amended	Form 10-K for 12/31/2003	10.5	3/15/2004	000-19410
10.5#	The Registrant’s 1999 Director Stock Option Plan	Form 10-Q for 9/30/1999	10.2	11/12/1999	000-19410
10.6#	The Registrant’s 2000 Stock Incentive Plan, as amended	Form 10-Q for 6/30/2006	10.1	8/142006	000-19410
10.7	The Registrant’s 2002 Stock Incentive Plan, as amended	Form 10-Q for 6/30/2002	10.1	8/14/2004	000-19410
10.8	Lease as to Marlboro Industrial Park, dated December 12, 1995, between Valerie A. Colbert, Trustee of Second Marlboro Development Trust under Declaration of Trust dated September 15, 1972, and the Registrant (the “Marlboro Lease”)	Form 10-K for 12/31/1995	—	—	000-19410
10.9	First Amendment to Marlboro Lease, dated February 1, 1997, and Second Amendment to Marlboro Lease, dated July 1, 1997	Form 10-K for 12/31/1997	10.22	3/31/1998	000-19410
10.10	Technology Transfer and License Agreement, dated as of January 1, 1994, between the Registrant and BioSepra Inc.	Form 10-K for 12/31/1998	10.10	3/31/1999	000-19410

10.11	Technology Transfer and License Agreement, dated as of January 1, 1994, between the Registrant and HemaSure Inc.	Form 10-K for 12/31/1998	10.11	3/31/1999	000-19410
10.12	Technology Transfer and License Agreement, effective January 1, 1995, between the Registrant and SepraChem Inc.	Form 10-K for 12/31/1998	10.12	3/31/1999	000-19410
10.13#	Letter Agreement, dated June 10, 1994, between the Registrant and David Southwell	Form 10-K for 12/31/1994	—	—	000-19410
10.14#	Letter Agreement, dated February 23, 1995, between the Registrant and Robert F. Scumaci	Form 10-K for 12/31/1996	10.15	3/31/1997	000-19410
10.15†	Agreement, dated as of December 5, 1997, by and between the Registrant and Schering-Plough Ltd.	Form 10-K for 12/31/1997	10.31	3/31/1998	000-19410
10.16	Assignment Agreement, dated as of August 25, 1999, by and between the Registrant and Georgetown University	Form 10-Q for 9/30/1999	10.3	11/12/1999	000-19410
10.17†	License Agreement, dated August 31, 1999, by and between the Registrant and Hoechst Marion Roussel, Inc.	Form 10-K for 12/31/1999	10.30	3/30/2000	000-19410
10.18†	EX-US License Agreement, dated August 31, 1999, by and between the Registrant and Hoechst Marion Roussel, Inc.	Form 10-K for 12/31/1999	10.31	3/30/2000	000-19410
10.19†	License and Assignment Agreement, dated September 30, 1999, by and between the Registrant and Rhone-Poulenc Rorer SA	Form 10-K for 12/31/1999	10.32	3/30/2000	000-19410
10.20†	License Agreement, dated May 27, 1999, by and between UCB Farchim S.A. and the Registrant	Form 10-K for 12/31/1999	10.33	3/30/2000	000-19410
10.21#	Summary of Plan regarding “Parachute Payments” and Section 280G Gross-Up Payments.	Form 10-K for 12/31/1999	10.35	3/30/2000	000-19410
10.22#	Letter Agreement, dated September 21, 1999, between the Registrant and William James O’Shea	Form 10-K for 12/31/2001	10.42	4/1/2002	000-19410
10.23†	Agreement, dated December 20, 2001, between Minnesota Mining and Manufacture Company, 3M Innovative Properties Company and the Registrant	Form 10-K for 12/31/2001	10.43	4/1/2002	000-19410
10.24	Indenture, dated as of December 12, 2003, by and between the Registrant and the JPMorgan Chase Bank, as Trustee	Form 8-K	4.1	12/19/2003	000-19410

10.25	Registration Rights Agreement, dated as of December 12, 2003, by and between the Registrant, Morgan Stanley & Co. Incorporated, U.S. Bancorp Piper Jaffray Inc. and Credit Suisse First Boston LLC	Form 8-K	10.1	12/19/2003	000-19410
10.26#	Letter Agreement, dated March 11, 2003, between the Registrant and Mark H.N. Corrigan, M.D.	Form 10-Q for 3/31/2003	10.1	5/14/2003	000-19410
10.27	Indenture, dated September 22, 2004, between the Registrant and JPMorgan Chase Bank, as trustee	Form 8-K	4.1	9/24/2004	000-19410
10.28	Registration Rights Agreement, dated September 22, 2004, between the Registrant and Morgan Stanley & Co. Incorporated	Form 8-K	10.1	9/24/2004	000-19410
10.29†	Manufacturing Services Agreement, dated March 1, 2004, between Patheon and the Registrant	Form 8-K	99.1	12/21/2004	000-19410
10.30†	Amendments No. 1, 2 and 3 to the Manufacturing Services Agreement, dated March 1, 2004, between Patheon and the Registrant	*
10.31†	License, Option and Collaboration Agreement, dated as of January 10, 2005, by and between ACADIA Pharmaceuticals, Inc. and the Registrant	Form 8-K filed by ACADIA Pharmaceuticals	99.1	1/14/2005	000-50768
10.32†	Common Stock Purchase Agreement, dated January 10, 2005, by and between ACADIA Pharmaceuticals, Inc. and the Registrant	Form 8-K filed by ACADIA Pharmaceuticals	99.2	1/14/2005	000-50768
10.33	Form of Incentive Stock Option Agreement Granted under the Registrant’s 2000 Stock Incentive Plan	Form 10-K for 12/31/2004	10.42	3/16/2005	000-19410
10.34	Form of Nonstatutory Stock Option Agreement Granted under the Registrant’s 2000 Stock Incentive Plan	Form 10-K for 12/31/2004	10.43	3/16/2005	000-19410
10.35	Form of Restricted Stock Agreement Granted under the Registrant’s 2000 Stock Incentive Plan	*
10.36#	Summary of Executive Officer Compensation for 2006	Form 10-Q for 3/31/2006	10.1	5/10/2006	000-19410
10.37#	Summary of Non-Employee Director Compensation for 2007	Form 10-K for 12/31/2004	10.45	3/16/2005	000-19410

10.38†	Exclusive Supply and Distribution Agreement, dated as of November 16, 2004, by and among 3M Company, through its 3M Drug Delivery Systems Division, 3M Innovative Properties Company and the Registrant	Form 10-K for 12/31/2004	10.46	3/16/2005	000-19410
10.39#	Executive Retention Agreement, made as of February 1, 2002, by and between the Registrant and Timothy J. Barberich	Form 10-K for 12/31/2005	10.41	3/16/2006	000-19410
10.40#	Form of Executive Retention Agreement by and between the Registrant and each of W. James O’Shea, David P. Southwell, Robert F. Scumaci, Mark H.N. Corrigan and Douglas E. Reedich	Form 10-K for 12/31/2005	10.42	3/16/2006	000-19410
10.41†	U.S. License Agreement for Levoceterizine, dated as of February 17, 2006, by and between UCB S.A. and the Registrant	Form 10-K for 12/31/2005	10.43	3/16/2006	000-19410
21	Subsidiaries of the Company	*
23	Consent of PricewaterhouseCoopers LLP, an Independent Registered Public Accounting Firm	*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

*                    Filed herewith

(#)       Management contract or compensatory plan or arrangement filed as an exhibit to this Form pursuant to Item 14(c) of Form 10-K.

(†)          Confidential treatment has been requested as to certain portions, which portions have been filed separately with the Securities and Exchange Commission.