Form 10-Q
period 2007-03-31
SEPRACOR INC /DE/
filed 2007-05-10
CIK 877357

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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

The number of shares outstanding of the registrant’s class of Common Stock as of April 30, 2007 was: 106,431,299 shares.

SEPRACOR INC.

SEPRACOR INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands)

	March 31, 2007	December 31, 2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$187,744	$415,411
Short-term investments	379,356	568,037
Accounts receivable, net	198,333	175,103
Inventories	34,122	37,087
Other assets	50,663	25,390
Total current assets	850,218	1,221,028
Long-term investments	263,177	182,876
Property and equipment, net	78,499	72,811
Investment in affiliate	4,954	5,107
Deferred financing costs and patents, net	10,554	11,881
Other assets	83	90
Total assets	$1,207,485	$1,493,793
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$27,277	$10,751
Accrued expenses	164,041	113,099
Current portion of notes payable and capital lease obligation	1,468	385
Current portion of convertible subordinated debt	—	440,000
Other current liabilities	148,823	115,877
Total current liabilities	341,609	680,112
Notes payable and capital lease obligation	2,743	693
Convertible subordinated debt	720,820	720,820
Total liabilities	1,065,172	1,401,625
Stockholders’ equity:
Preferred stock, $1.00 par value, 1,000 shares authorized; none outstanding at March 31, 2007 and December 31, 2006	—	—
Common stock, $.10 par value, 240,000 shares authorized at March 31, 2007 and December 31, 2006, respectively; 110,534 and 110,040 shares issued, 106,273 and 105,779 shares outstanding, at March 31, 2007 and December 31, 2006, respectively	11,053	11,004
Treasury stock, at cost (4,261 shares at March 31, 2007 and December 31, 2006)	(232,028)	(232,028)
Additional paid-in capital	1,804,399	1,788,417
Accumulated deficit	(1,455,516)	(1,478,065)
Accumulated other comprehensive income	14,405	2,840
Total stockholders’ equity	142,313	92,168
Total liabilities and stockholders’ equity	$1,207,485	$1,493,793

The accompanying notes are an integral part of the condensed consolidated financial statements.

SEPRACOR INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended
	March 31, 2007	March 31, 2006
Revenues:
Product sales	$321,297	$277,505
Royalties	10,137	8,173
Total revenues	331,434	285,678
Costs and expenses:
Cost of product sold	31,352	25,533
Cost of royalties	266	159
Research and development	40,702	49,269
Selling, marketing and distribution	192,118	189,991
General and administrative	18,892	14,508
Litigation settlement (net)	34,000	—
Total costs and expenses	317,330	279,460
Income from operations	14,104	6,218
Other income (expense):
Interest income	12,602	9,794
Interest expense	(2,757)	(5,551)
Equity in investee losses	(272)	(258)
Other income (expense)	272	(56)
Income before income taxes	23,949	10,147
Income taxes	1,400	111
Net income after income taxes	$22,549	$10,036
Basic net income per common share	$0.21	$0.10
Diluted net income per common share	$0.19	$0.09
Shares used in computing basic and diluted net income per common share:
Basic	105,980	104,292
Diluted	117,050	115,470

The accompanying notes are an integral part of the condensed consolidated financial statements.

SEPRACOR INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Three Months Ended
	March 31, 2007	March 31, 2006
Cash flows from operating activities:
Net income	$22,549	$10,036
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,779	4,968
Equity in investee losses	272	258
Stock compensation	8,772	10,048
Changes in operating assets and liabilities:
Accounts receivable	(23,230)	(10,137)
Inventories	3,004	(3,836)
Other current assets	(25,238)	(10,976)
Accounts payable	16,515	15,138
Accrued expenses	50,936	(71,196)
Other current liabilities	32,946	28,130
Net cash provided by (used in) operating activities	92,305	(27,567)
Cash flows from investing activities:
Purchases of short and long-term investments	(284,226)	(333,674)
Sales and maturities of short and long-term investments	403,632	310,825
Additions to property and equipment	(6,498)	(5,833)
Investment in non-affiliate	—	(8,939)
Net cash provided by (used in) investing activities	112,908	(37,621)
Cash flows from financing activities:
Net proceeds from issuance of common stock	7,258	6,987
Repayments of long-term debt and capital leases	(440,093)	(588)
Net cash provided by (used in) financing activities	(432,835)	6,399
Effect of exchange rate changes on cash and cash equivalents	(45)	(20)
Net decrease in cash and cash equivalents	(227,667)	(58,809)
Cash and cash equivalents at beginning of period	$415,411	$178,144
Cash and cash equivalents at end of period	$187,744	$119,335
Supplemental schedule of cash flow information:
Cash paid during the period for interest	$11,004	$11,019
Cash paid during the period for income taxes	$1,411	$25
Non cash activities:
Additions to capital leases	$3,260	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

1.                 Basis of Presentation

The accompanying condensed consolidated interim financial statements are unaudited and have been prepared on a basis substantially consistent with the audited financial statements. Certain information and footnote disclosures normally included in our annual financial statements have been condensed or omitted. The consolidated interim financial statements, in the opinion of our management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for the interim periods ended March 31, 2007 and 2006.

The condensed consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries, including Sepracor Canada Limited. We also have an investment in BioSphere Medical, Inc., or BioSphere, which we record under the equity method.

The consolidated results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full fiscal year. These condensed consolidated interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2006, which are contained in our annual report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission, or SEC.

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

2.                 Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” or SFAS 159, which allows entities the option to measure eligible financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS 159 to have a material impact on our consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation, or FIN, No. 48, “Accounting for Uncertainty in Income Taxes,” or FIN 48. FIN 48 clarifies the application of SFAS No. 109, “Accounting for Income Taxes,” by providing detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements. Tax positions must meet a more likely than not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. We adopted FIN 48 during the quarter ended March 31, 2007. As noted in footnote 10 below, the adoption of FIN 48 did not have a material impact on our consolidated financial statements or results of operations.

3.                 Basic and Diluted Earnings Per Common Share

Basic earnings per share, or EPS, excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS is based upon the weighted average number of common shares outstanding during the period plus the additional weighted average potential common shares during the period. Potential common shares result from the assumed conversion of convertible subordinated debt and the assumed exercise of outstanding stock options, the proceeds of which are then assumed to have been used to repurchase outstanding stock options using the treasury stock method. Potential common shares are not included in the per share calculation when the effect of their inclusion would be anti-dilutive.

For the three months ended March 31, 2007 and 2006, the following securities were excluded from the computation of diluted EPS because they would have had an anti-dilutive effect. These securities include the following:

a.                 Options to purchase shares of common stock:

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
	(in thousands, except price per share data)
Number of options	6,188	7,853
Price range per share	$44.78 to $87.50	$44.15 to $87.50

b.                Shares of common stock reserved for issuance upon conversion of convertible subordinated debt:

	March 31, 2007	March 31, 2006
	(in thousands)
5% convertible subordinated debentures due 2007	—	4,763
Total	—	4,763

We have issued 0% convertible subordinated notes due 2024, which were not convertible into equity as of March 31, 2007 or 2006 or at any time during the three months ended March 31, 2007 or 2006. Once these notes become convertible into equity, shares of common stock will be reserved under the conversion formula for issuance upon conversion if and when our common stock price exceeds $67.20 per share on the NASDAQ Global Select Market. Prior to such occurrence, the notes are only convertible into cash.

4.                 Inventories

Inventories consist of the following:

	March 31, 2007	December 31, 2006
	(in thousands)
Raw materials	$22,106	$21,611
Finished goods	12,016	15,476
Total	$34,122	$37,087

5.                 Deferred Financing and Patents Costs

The following schedule details the carrying value of our patents and deferred financing costs:

	March 31, 2007	December 31, 2006
	(in thousands)
Deferred financing costs, gross	$20,407	$34,440
Accumulated amortization	(10,458)	(23,215)
Deferred financing costs, net	$9,949	$11,225
Patents, gross	$2,259	$2,259
Accumulated amortization	(1,654)	(1,603)
Patents, net	$605	$656

The following schedule details our amortization expense related to patents and deferred financing costs:

	Three Months Ended
	March 31, 2007	March 31, 2006
	(in thousands)
Amortization of deferred financing costs	$1,276	$1,435
Amortization of patents	51	56
Total	$1,327	$1,491

6.                 Convertible Subordinated Debt

Convertible subordinated debt consists of the following:

	March 31, 2007	December 31, 2006
	(in thousands)
5% convertible subordinated debentures due February 2007	$—	$440,000
0% Series A convertible senior subordinated notes due December 2008	72,800	72,800
0% Series B convertible senior subordinated notes due December 2010	148,020	148,020
0% convertible senior subordinated notes due October 2024	500,000	500,000
Total	$720,820	$1,160,820

7.                 Comprehensive Income

Total comprehensive income consists of net income, net foreign currency translation adjustments and net unrealized gain on available-for-sale securities.

	Three Months Ended
	March 31, 2007	March 31, 2006
	(in thousands)
Comprehensive income:
Net income	$22,549	$10,036
Net foreign currency translation adjustment	53	(41)
Unrealized gain on available-for-sale securities	11,512	10,806
Total comprehensive income	$34,114	$20,801

8.                 Legal Proceedings

Tecastemizole Class Action Complaints

On April 20, 2007, we entered into a Memorandum of Understanding, or MOU, regarding the settlement of two securities class action lawsuits, or class actions, pending in the United States District Court for the District of Massachusetts, or the Court, naming Sepracor and certain of our current and former officers and one director as defendants. As previously disclosed, the class actions, which were filed on behalf of certain purchasers of our equity and debt securities, or the plaintiffs, allege that the defendants violated the Federal securities laws by making false and misleading statements relating to the testing, safety and likelihood of approval of tecastemizole by the United States Food and Drug Administration, or FDA.

Under the terms of the MOU, which outlines certain elements of a settlement that will require the execution by all parties of definitive settlement agreement(s), notice to the plaintiffs and final approval by the Court, we have agreed with counsel for the lead plaintiffs to pay or cause to be paid $52.5 million in settlement of the class actions. Of this amount, we expect to pay $34.0 million, and we expect that our insurance carriers will pay the remaining $18.5 million. In consideration of this settlement payment, counsel for the lead plaintiffs has agreed that the settlement will include a dismissal of the class actions with prejudice and a release of claims by the plaintiffs.

The MOU contains no admission of wrongdoing. Sepracor and the other defendants have always maintained and continue to believe that we did not engage in any wrongdoing or otherwise commit any violation of Federal or state securities laws or other laws. However, given the potential cost and burden of continued litigation, we believe the settlement is in our best interests and the best interests of our stockholders.

We can provide no assurance that we will be able to settle these lawsuits on the terms described above or at all. We may not be able to agree on final settlement terms with lead counsel to the plaintiffs and, if we do, the Court may not approve the settlement, the plaintiffs may appeal or raise objections to the settlement and the insurers may not contribute to the settlement the amounts to which they have agreed. If we are unable to settle these lawsuits, we will need to continue to defend against them, which could have a material adverse effect on our financial condition and business. If these matters were concluded in a manner adverse to us, we could be required to pay substantially more in damages than the proposed settlement amount. In addition, the costs to us of defending any litigation or other proceeding, even if resolved in our favor, could be substantial. Such litigation could also substantially divert the attention of our management and our resources in general. Uncertainties resulting from the initiation and continuation of any litigation or other proceedings could harm our ability to compete in the marketplace.

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

In August 2006, we received notification that the FDA had received an ANDA, including a Paragraph IV certification, from Dey, L.P. seeking approval of a generic version of our 1.25 mg/0.5 mL levalbuterol hydrochloride inhalation solution concentrate. We have filed a civil action against Dey, L.P. for patent infringement.

Should we successfully enforce our patents, ANDA approval will not occur until the expiration of the applicable patents. Otherwise, the FDA will stay its approval of the relevant ANDA until 30 months following the date we received notice of such ANDA or until a court decides that our patents are invalid, unenforceable or not infringed, whichever is earlier.

Patent litigation involves complex legal and factual questions. We can provide no assurance concerning the outcome or the duration of the lawsuit. If we are not successful in enforcing our patents, we will not be able to exclude the generic companies, for the full term of our patents, from marketing their generic version of XOPENEX Inhalation Solution. Introduction of a generic copy of XOPENEX Inhalation Solution before the expiration of our patents would have a material adverse effect on our business.

BROVANA Patent Infringement Claim

On April 5, 2007, we were served with a complaint filed by Dey, L.P. and Dey, Inc., referred to collectively as Dey, alleging that BROVANA™ (arformoterol tartrate) Inhalation Solution infringes or will induce infringement of a single U.S. patent for which Dey owns all rights, title and interest. We have filed an answer and counterclaim to this complaint, however it is too early to make a reasonable assessment as to the likely outcome or impact of this litigation. We are unable to reasonably estimate any possible range of loss related to this lawsuit due to its uncertain resolution.

Stock Option Inquiry and Derivative Stockholder Complaints

We announced in June 2006 that the SEC is conducting an informal inquiry into our stock option grants and stock option granting practices. A special committee of our outside directors, with the assistance of outside legal counsel and outside accounting specialists, reviewed the stock option grants to our officers, directors and employees from 1996 to June 2006 under our various stock option plans in effect during this period. Our finance department also reviewed the stock option grants and stock option practices from 1996 to June 2006. Their review resulted in the restatement of our financial statements for the quarters ended March 31, June 30 and September 30, 2005, the quarter ended March 31, 2006 and the years ended December 31, 2005, 2004 and 2003. Representatives from the U.S. Attorneys Office have been present at meetings that our outside counsel has had with the SEC. While the U.S. Attorneys Office has not initiated an investigation, we cannot be certain that it will not. In October 2006, the Internal Revenue Service, or IRS, commenced an audit into our 2005 and 2004 U.S. Federal income tax returns and has requested, among other things, certain information relating to our stock option grants and granting practices. The SEC and/or any other governmental agency that may initiate a formal investigation may reach different conclusions and, if so, we could be subject to monetary damages, fines and penalties, and our officers and/or directors could be prohibited from serving as officers and directors of any public company and could be subject to criminal penalties and disgorgement.

We have accepted service of three stockholder derivative complaints relating to certain of our stock option grants that were filed in the Superior Court, Middlesex County, Commonwealth of Massachusetts, naming Sepracor as nominal defendant and also naming as defendants certain current members of our board of directors and certain of our current and former employees. The complaints allege purported breaches of fiduciary duties and unjust enrichment in connection with certain stock option grants made by us between June 1998 and May 2001. The complaints seek monetary damages in unspecified amounts, equitable and injunctive relief, including disgorgement of profits obtained by certain defendants and other relief as determined by the Court. On September 12, 2006, the three complaints were consolidated into one action, and on September 22, 2006, the action was transferred to the Business Litigation Session of the Superior Court, Suffolk County, Commonwealth of Massachusetts. On October 19, 2006, plaintiffs filed a consolidated complaint alleging breaches of fiduciary duty and unjust enrichment in connection with certain stock option grants we made between December 1995 and April 2003. On November 20, 2006, we moved to dismiss the Consolidated Amended Complaint and a hearing on the motion was held on March 20, 2007. No decision on this motion has been rendered at this time.

Three stockholder derivative complaints relating to the same subject matter were filed against Sepracor, certain current and former members of our board of directors and certain of our current and former employees in the United States District Court for the District of Massachusetts on September 28, 2006, October 3, 2006 and October 12, 2006. In addition to several common law theories alleging breaches of fiduciary duty and unjust enrichment, these complaints allege violations of Federal securities laws. On January 30, 2007, the Court consolidated the actions and a consolidated complaint was filed. On April 9, 2007, we moved to stay the Federal court lawsuit pending resolution of the state court motion to dismiss, and on May 4, 2007 the Court entered an order granting the motion and staying the Federal case.

We are unable to reasonably estimate any possible range of loss or liability associated with the stock option inquiry and/or derivative suits due to their uncertain resolution.

LUNESTA Trademark Claim

In September 2006, Tharos Laboratories, Inc. filed suit against us in the United States District Court, District of Utah, Central Division, alleging trademark infringement, dilution, unfair competition, false advertising and false designation of origin arising out of our use of our silk moth design in connection with LUNESTA® (eszopiclone). Tharos seeks unspecified monetary damages and an injunction of our use of the silk moth design. In October 2006, we filed a motion to dismiss Tharos’ claims. On February 9, 2007, the court granted our motion in respect of the state unfair competition claims and denied it in respect of Tharos’ other claims. We are unable to reasonably estimate any possible range of loss related to this lawsuit due to its uncertain resolution.

From time to time we are party to other legal proceedings in the course of our business. We do not, however, expect such other legal proceedings to have a material adverse effect on our business or financial condition.

9.                 Commitments and Contingencies

In conjunction with the review of our stock option granting practices, we have also evaluated the related tax issues to determine if we may be subject to additional tax liability as a result of the matters under review. As a result of such charges, previously deducted compensation related to exercised stock options may be non-deductible under Section 162(m) of the Internal Revenue Code. Accordingly, our net operating loss carryforward, may be reduced; however, we have a full valuation allowance against our deferred tax assets and, as a result, do not expect any material impact on our financial position or results of operations. In addition, due to the revision of measurement dates, certain stock options that we previously treated as incentive stock options do not actually qualify for such treatment and must be treated as non-statutory stock options. Accordingly, we may be subject to fines and/or penalties relating to the tax treatment of such stock options. However, we do not believe it is probable that we will incur any material additional tax liability as a result of the matters under review and any such amount is not expected to have a material impact on our financial position or results of operations. The SEC and/or any other governmental agency that may initiate a formal investigation may reach different conclusions and, if so, we could be subject to monetary damages, fines and penalties, and our officers and/or directors could be prohibited from serving as officers and directors of any public company and could be subject to criminal penalties and disgorgement.

10.          Income Taxes

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

We adopted FIN 48 on January 1, 2007. The implementation of FIN 48 did not have a material impact on our consolidated financial statements or results of operations. We are currently in the process of conducting a study of our research and development credit carryforwards. This study may result in an adjustment to our research and development credit carryforwards. However, until the study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position under FIN 48.

We file tax returns in the U.S. Federal jurisdiction and in various state, local and foreign jurisdictions.  During the fourth quarter of 2006, the IRS commenced an audit of our 2005 and 2004 U.S. Federal income tax returns. We are no longer subject to IRS examination for years prior to 2004, although carryforward attributes that were generated prior to 2004 may still be adjusted upon examination by the IRS if they either have been or will be used in a future period. There are currently no state audits in progress. With limited exceptions, we are no longer subject to state or local examinations for years prior to 2003, however, carryforward attributes that were generated prior to 2003 may still be adjusted upon examination by state or local tax authorities if they either have been or will be used in a future period.

The foreign jurisdictions where we currently file income tax returns are Canada and the Netherlands Antilles. We are currently under examination by Canada Revenue Agency, or CRA, for our Scientific Research and Experimental Development claims for the years ended December 31, 2003 and 2004. There are currently no examinations being conducted by the tax authorities in the Netherlands Antilles. With limited exceptions, we are no longer subject to examination in Canada and the Netherlands Antilles for years prior to 2003 and 1999, respectively, although carryforward attributes that were generated prior to these respective periods may still be adjusted upon examination if they either have been or will be used in a future period.

We recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. This policy did not change as a result of the adoption of FIN 48. For the quarter ended March 31, 2007 we did not recognize any accrued interest and penalties in our consolidated statement of operations or our consolidated balance sheet.

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

We currently manufacture and sell four products:

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

•       BROVANA™ (arformoterol tartrate) Inhalation Solution as a long-term, twice-daily maintenance treatment of bronchoconstriction in patients with chronic obstructive pulmonary disease, or COPD, including chronic bronchitis and emphysema;

•       LUNESTA® (eszopiclone) for the treatment of insomnia.

We market and sell XOPENEX Inhalation Solution, XOPENEX HFA, BROVANA and LUNESTA directly through our sales force. We have entered into out-licensing arrangements with respect to several other compounds. We expect to commercialize any additional products that we may successfully develop or acquire through our sales force, through co-promotion agreements and/or through out-licensing partnerships.

Critical near-term success factors for us include our ability to:

•       continue to increase our LUNESTA revenues, despite increasing competition;

•       continue to increase our XOPENEX Inhalation Solution revenues by maintaining targeted sales and marketing efforts aimed at the retail, hospital and home health care market segments, which could be adversely affected by potential restrictions on Medicare Part B reimbursement or changes in the Medicare Part B reimbursement amount for XOPENEX Inhalation Solution;

•       continue to increase our XOPENEX HFA revenues;

•       successfully market and sell BROVANA;

•       manage expenses effectively to preserve profitability and positive cash flow from operations; and

•       maintain patent protection for our products, particularly for XOPENEX Inhalation Solution for which three Abbreviated New Drug Applications, or ANDAs, have been submitted to the United States Food and Drug Administration, or FDA.

Our long-term success depends in part on our ability to successfully develop or acquire and commercialize new product candidates.

We expect that sales of LUNESTA and XOPENEX Inhalation Solution will represent the majority of our total revenues in 2007. We do not have long-term sales contracts with our customers and we rely on purchase orders for sales of our products. Reductions, delays or cancellations of orders for LUNESTA, XOPENEX Inhalation Solution or XOPENEX HFA could adversely affect our operating results. If sales of XOPENEX Inhalation Solution, XOPENEX HFA, BROVANA and LUNESTA do not meet our expectations, we may not have sufficient revenue to achieve our business plan and our business will not be successful.

In 2007, we expect to be profitable for the year on an operating and net income basis. We expect sales and marketing expenses to increase as compared to 2006 as we incur increasing sales commission and marketing costs related to anticipated product revenue growth. We expect to continue to invest in marketing programs related to LUNESTA, and marketing support for the BROVANA commercial introduction. We expect research and development expenses to increase as compared to 2006 as we continue to invest in research and development activities relating to studies for LUNESTA, for additional studies for BROVANA, and for continued development of our SEP-225289 and SEP-227162 drug candidates, as well as increased drug discovery efforts. As part of our business strategy, for 2007 and the future, we expect to consider and, as appropriate, consummate acquisitions of other technologies, product candidates, approved products and/or businesses.

Significant 2007 Developments

On April 20, 2007, we entered into a Memorandum of Understanding, or MOU, regarding the settlement of two securities class action lawsuits, or class actions, pending in the United States District Court for the District of Massachusetts, or the Court, naming Sepracor and certain of our current and former officers and one director as defendants. As previously disclosed, the class actions, which were filed on behalf of certain purchasers of our equity and debt securities, or the plaintiffs, allege that the defendants violated the Federal securities laws by making false and misleading statements relating to the testing, safety and likelihood of approval of tecastemizole by the FDA.

Under the terms of the MOU, which outlines certain elements of a settlement that will require the execution by all parties of definitive settlement agreement(s), notice to the plaintiffs and final approval by the Court, we have agreed with counsel for the lead plaintiffs to pay or cause to be paid $52.5 million in settlement of the class actions. Of this amount, we expect to pay $34.0 million, and we expect that our insurance carriers will pay the remaining $18.5 million. In consideration of this settlement payment, counsel for the lead plaintiffs has agreed that the settlement will include a dismissal of the class actions with prejudice and a release of claims by the plaintiffs.

The MOU contains no admission of wrongdoing. Sepracor and the other defendants have always maintained and continue to believe that we did not engage in any wrongdoing or otherwise commit any violation of Federal or state securities laws or other laws. However, given the potential cost and burden of continued litigation, we believe the settlement is in our best interests and the best interests of our stockholders.

In April 2007, we announced the commercial availability of BROVANA (arformoterol tartrate) Inhalation Solution for the treatment of COPD. In October 2006, we announced that the FDA approved

BROVANA Inhalation Solution 15 micrograms (mcg) as a long-term, twice-daily (morning and evening), maintenance treatment of bronchoconstriction in patients with COPD including chronic bronchitis and emphysema. BROVANA is for use by nebulization only.

In March 2007, we announced that we received notice that Dey, L.P. and Dey, Inc., referred to collectively as Dey, had filed a patent infringement suit concerning BROVANA. On April 5, 2007, we were served with a complaint filed by Dey alleging that BROVANA infringes or will induce infringement of a single U.S. patent for which Dey owns all rights, title and interest. We have filed an answer and counterclaim to this complaint, however it is too early to make a reasonable assessment as to the likely outcome or impact of this litigation. We are unable to reasonably estimate any possible range of loss related to this lawsuit due to its uncertain resolution.

In March 2007, we announced that W. James O’Shea had resigned as our President and Chief Operating Officer and had been elected as Vice Chairman. In addition, we announced that, effective March 1, 2007, our board had elected Adrian Adams to the positions of President and Chief Operating Officer and Andrew I. Koven to the positions of Executive Vice President, General Counsel and Secretary. The board, upon the recommendation of the nominating and corporate governance committee, also elected Mr. Adams to the board of directors, as a Class II director. We expect that Mr. Adams will be elected to the position of Chief Executive Officer in the near future. Douglas E. Reedich, Senior Vice President, Legal Affairs, plans to leave Sepracor but will remain in this position for a short transition period to ensure an orderly transition in the handling of our legal matters.

In February 2007, we paid in full $440.0 million in aggregate principal amount of outstanding 5% convertible subordinated debentures, which matured on February 15, 2007, plus approximately $11.0 million in accrued interest.

Three Month Periods ended March 31, 2007 and 2006

Revenues

Product sales were $321.3 million and $277.5 million for the three months ended March 31, 2007 and 2006, respectively, an increase of approximately 16%.

Sales of LUNESTA were $148.3 million and $138.1 million for the three months ended March 31, 2007 and 2006, respectively, an increase of approximately 7%. The increase is primarily the result of a 10% increase in the gross selling price and a 2% increase in the number of units sold, offset by a higher rate of sales discounts and allowances. Adjustments recorded to gross sales are disclosed below under the heading “Analysis of gross sales to net sales.”

Sales of XOPENEX Inhalation Solution were $152.5 million and $134.1 million for the three months ended March 31, 2007 and 2006, an increase of approximately 14%. The increase is primarily due to a 10% increase in the number of units sold and a lower rate of sales discounts and allowances. Adjustments recorded to gross sales are disclosed below under the heading “Analysis of gross sales to net sales.”

Sales of XOPENEX HFA were $20.5 million and $5.3 million for the three months ended March 31, 2007 and 2006, respectively, an increase of approximately 283%. The increase is due to a lower rate of sales discounts and allowances and a 202% increase in the number of units sold. Adjustments recorded to gross sales are disclosed below under the heading “Analysis of gross sales to net sales.”

Analysis of gross sales to net sales—We record product sales net of the following significant categories of product sales allowances: payment term discounts, government rebates and contractual discounts, returns and other discounts. We recompute these amounts each quarter and, historically, our estimates have not materially differed from actual results. Calculating each of these items involves significant estimates and judgments and requires us to use information from external sources. The following table presents the adjustments deducted from gross sales to arrive at total net sales:

	For the Three Months Ended March 31,
	2007	% of Sales	2006	% of Sales	$ Change	% Change
	(dollars in thousands)
Gross sales	$411,786	100.0%	$340,415	100.0%	$71,371	21%
Adjustments to gross sales:
Payment term discounts	8,225	2.0%	6,885	2.0%	1,340	19%
Wholesaler fee-for-service	10,150	2.5%	8,561	2.5%	1,589	19%
Government rebates and contractual discounts	65,887	16.0%	40,192	11.8%	25,695	64%
Returns	5,119	1.2%	6,282	1.9%	(1,163)	(19)%
Other (includes product introduction discounts)	1,108	0.3%	990	0.3%	118	12%
Sub-total adjustments	90,489	22.0%	62,910	18.5%	27,579	44%
Net sales	$321,297	78.0%	$277,505	81.5%	$43,792	16%

The increase in adjustments to gross sales as a percentage of gross sales for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 primarily reflects an increase in government rebates and contractual discounts as a result of an increase in Medicaid discounts that we offered on the sales of XOPENEX HFA and discounts given through Medicare Part D and Managed Care programs that we offered on the sales of LUNESTA, partially offset by a reduction in chargebacks due to the termination of contractual discounts to a governmental agency related to the sale of XOPENEX HFA during the first quarter of 2007. Partially offsetting this increase in adjustments to gross sales as a percentage of gross sales was a decrease in sales returns adjustments primarily due to lower accrued return rates for XOPENEX Inhalation Solution as a result of actual returns trending lower over the past year.

A reserve has been established for Medicaid primary and supplemental rebates that is included in the government rebates and contractual adjustment to gross sales. We must pay a minimum primary rebate of 15.1% on all utilization of our products by Medicaid beneficiaries. This primary rebate may be higher if we provide discounts to commercial customers that are greater than the statutorily mandated minimum rebate. In addition, several state Medicaid programs have implemented preferred drug lists, or PDLs. Products placed on a state Medicaid program’s PDL are not subject to restrictions on their utilization such as prior authorization before use. To secure a place on a given state PDL, we provide discounts to the state Medicaid program in the form of supplemental rebates.

As reflected in the table above, the allowance for government rebates and discounts, which includes, among other things, Medicaid rebates and Medicare discounts, represents a significant portion of our sales allowances. Both the Federal and several state and local governments have initiated investigations and filed lawsuits concerning the rebate and discount practices of many pharmaceutical companies to ensure compliance with these programs, and we were recently named as a defendant, together with numerous other companies, in one such suit. The formulas for determining these rebates and discounts are set by law, are based on a number of different factors and can be complicated. We recompute these amounts each quarter based on our up-to-date knowledge of the statutory requirements and believe our calculations are accurate and based on reasonable assumptions and judgments. However, as a result of an investigation or lawsuit, we could be required to pay additional rebates and/or discounts on sales made in prior periods and/or be subject to fines and/or other penalties. In addition, even if decided in our favor, an investigation or lawsuit concerning our rebate and discount practices could be costly, could divert attention of our management from our core business and could harm our reputation.

Royalties were $10.1 million and $8.2 million for the three months ended March 31, 2007 and 2006, respectively, an increase of approximately 24%. The increase is primarily due to the increase in royalties earned on sales of CLARINEX®(desloratadine), under our agreement with Schering-Plough Corporation, or Schering-Plough, which were $3.3 million for the three months ended March 31, 2007 compared to $2.0 million for the same period in 2006. In August 2006, we were notified that several ANDAs containing Paragraph IV certifications had been received by the FDA seeking approval of generic versions of certain of Schering-Plough’s CLARINEX products. If and while a generic version of a CLARINEX product is marketed in the United States without Schering-Plough’s consent, Schering-Plough will have no obligation to pay royalties to us on the U.S. sales of CLARINEX products.

Royalties earned on the sales of ALLEGRA® (fexofenadine HCl), under our agreement with sanofi-aventis, increased slightly to $5.9 million for the three months ended March 31, 2007 compared to $5.4 million for the same period in 2006.

Royalties earned on sales of XYZAL®/XUSAL™ (levocetirizine) under our agreement with UCB, increased slightly to $954,000 for the three months ended March 31, 2007 as compared $753,000 for the same period in 2006.

Costs of Revenues

Cost of products sold was $31.4 million and $25.5 million for the three months ended March 31, 2007 and 2006, respectively.

Cost of LUNESTA sold as a percentage of LUNESTA gross sales was approximately 6% for the three months ended March 31, 2007 and 2006, with the largest portion being the royalty paid on net sales of LUNESTA to a third party.

Cost of XOPENEX Inhalation Solution sold as a percentage of XOPENEX Inhalation Solution gross sales was approximately 7% and 9% for the three months ended March 31, 2007 and 2006, respectively. The decrease in the cost as a percentage of gross sales is primarily due to an increase in our gross sales price, which occurred in the first quarter of 2006.

Cost of XOPENEX HFA sold as a percentage of XOPENEX HFA gross sales was approximately 16% and 14% for the three months ended March 31, 2007 and 2006, respectively. Included in the costs of XOPENEX HFA sold is a royalty paid on net sales of XOPENEX HFA to Minnesota Mining and Manufacturing Company, or 3M, our third-party finished goods manufacturer of the product. The increase in the cost as a percentage of gross sales is primarily due to an increase in the cost of materials used in manufacturing.

Cost of royalties earned was $266,000 and $159,000 for the three months ended March 31, 2007 and 2006, respectively, an increase of approximately 67%. The cost of royalties in both periods relates to an obligation to a third party as a result of royalties we earn from Schering-Plough based on its sales of CLARINEX. This increase in third-party obligations is due to the increase in royalties earned in the three months ended March 31, 2007 as compared with the same period in 2006.

Research and Development

Research and development expenses were $40.7 million and $49.3 million for the three months ended March 31, 2007 and 2006, respectively, a decrease of approximately 17%. The decrease is primarily due to lower spending on our XOPENEX HFA MDI formulation and co-morbid Phase IV LUNESTA clinical development programs.

Drug development and approval in the United States is a multi-step process regulated by the FDA. The process begins with the filing of an investigational new drug application, or IND, which, if successful, allows the opportunity for study in humans, or clinical study, of the potential new drug. Clinical development typically involves three phases of study: Phase I, II and III. The most significant costs in clinical development are in Phase III clinical trials, as they tend to be the longest and largest studies in the drug development process. Following successful completion of Phase III clinical trials, a New Drug Application, or NDA, must be submitted to, and accepted by, the FDA, and the FDA must approve the NDA, prior to commercialization of the drug. We may elect either on our own, or at the request of the FDA, to conduct further studies that are referred to as Phase IIIB and IV studies, which if conducted, could cause us to incur substantial costs. Phase IIIB studies are initiated and either completed or substantially completed while the NDA is under FDA review. These studies are conducted under an IND. Phase IV studies, also referred to as post-marketing studies, are studies that are initiated and conducted after the FDA has approved a product for marketing. Phase IV studies may be requested by the FDA either before or after the FDA has approved an NDA. These studies may also be independently initiated by the company for which an NDA has been approved. The FDA and the companies conducting post-marketing studies use them to gather additional information about a product’s safety, efficacy or optimal use.

Successful development of our product candidates is highly uncertain. Completion dates and completion costs can vary significantly for each product candidate and are difficult to predict. The lengthy process of seeking FDA approvals, and subsequent compliance with applicable statutes and regulations, require the expenditure of substantial resources. Any failure by us to obtain, or delay in obtaining, regulatory approvals could materially adversely affect our business. We cannot provide assurance that we will obtain any approval required by the FDA on a timely basis, if at all.

For additional discussion of the risks and uncertainties associated with completing development of potential product candidates, see “Risk Factors.”

Below is a summary of development of our products and product candidates that represent approximately 10% or more of our direct project research and development spending for the three months ended March 31, 2007 or 2006. The “Estimate of Completion of Phase” column contains forward-looking statements regarding expected timing of completion of product development phases. Completion of product development, if successful, culminates in the submission of an NDA to the FDA; however, there can be no assurance that the FDA will accept for filing, or approve, any NDA. The actual timing of completion of phases could differ materially from the estimates provided in the table. In the table below, the three FDA-approved products and the one product candidate listed accounted for approximately 66% of our direct project research and development spending for the three months ended March 31, 2007. No other product candidate accounted for more than 5% of our direct research and development spending in this period.

Product or Product Candidate	Indication	Phase of Development	Estimate of Completion of Phase
LUNESTA (eszopiclone)	Insomnia	*	*
XOPENEX HFA (levalbuterol tartrate)	Respiratory—Asthma	**	**
BROVANA (arformoterol tartrate)	Respiratory—COPD	***	***
SEP-225289	Depression	Phase I	2007

*                    We commercially introduced LUNESTA in April 2005.

**             We commercially introduced XOPENEX HFA in December 2005.

***      We commercially introduced BROVANA in April 2007.

Below is a summary of expenditure information related to our products and product candidates representing approximately 10% or more of our direct project research and development spending during the three months ended March 31, 2007 or 2006, as well as the costs incurred to date on these projects. The costs in this analysis include only direct costs and do not include certain indirect labor, overhead, share-based compensation or other costs that benefit multiple projects. As a result, fully-loaded research and development cost summaries by project are not presented.

	Project costs for the three months ended March 31, 2007	Project costs to date through March 31, 2007	Project costs for the three months ended March 31, 2006	Project costs to date through March 31, 2006
	(in thousands)
LUNESTA (eszopiclone)	$5,605	$225,628	$7,981	$207,703
XOPENEX HFA (levalbuterol tartrate)	$960	$170,258	$5,287	$162,078
BROVANA (arformoterol tartrate)	$3,526	$177,457	$3,643	$165,221
SEP-225289	$1,859	$14,969	$2,799	$6,750

Due to the length of time necessary to develop a product, uncertainties related to the ability to obtain governmental approval for commercialization, and difficulty in estimating costs of projects, it is difficult to make accurate and meaningful estimates of the ultimate cost to bring our product candidates to FDA-approved status. We do not believe it is possible to estimate, with any degree of accuracy, the costs of product candidates that are in stages earlier than Phase III. Accordingly, because all of our product candidates are in Phase I development, we have not provided any such estimates.

Selling, Marketing and Distribution

Selling, marketing and distribution expenses were $192.1 million and $190.0 million for the three months ended March 31, 2007 and 2006, respectively, an increase of approximately 1%. The increase is primarily attributable to a $19.9 million increase in personnel-related expense as a result of hiring additional sales representatives and management in the second quarter of 2006 to support our marketed products, in addition to increased costs associated with our April 2007 commercialization of BROVANA. These increases were largely offset by a $20.4 million decrease in marketing, advertising and promotional expenses primarily related to costs to support LUNESTA.

General and Administrative

General and administrative costs were $18.9 million and $14.5 million for the three months ended March 31, 2007 and 2006, respectively, an increase of approximately 30%. The increase is primarily the result of increased legal fees largely related to patent and shareholder litigation, as well as expenses associated with responding to the Securities and Exchange Commission, or SEC’s, informal inquiry into our stock option practices and the related internal investigation and derivative lawsuits.

Litigation Settlement

Litigation settlement expense was $34.0 million and $0 for the three months ended March 31, 2007 and 2006, respectively. In April 2007, we entered into a MOU regarding the settlement of two class actions alleging that the we and certain of our current and former officers and one director violated the Federal securities laws by making false and misleading statements relating to the testing, safety and likelihood of approval of tecastemizole by the FDA. Under the terms of the MOU, which outlines certain elements of a settlement that will require the execution by all parties of definitive settlement agreement(s), notice to the plaintiffs and final approval by the Court, we have agreed with counsel for the lead plaintiffs to pay or cause to be paid $52.5 million in settlement of the class actions. Of this amount, we expect to pay $34.0 million, and expect that our insurance carriers will pay the remaining $18.5 million. In consideration of this settlement payment, counsel for the lead plaintiffs has agreed that the settlement will include a dismissal of the class actions with prejudice and a release of claims by the plaintiffs.

Other Income (Expense)

Interest income was $12.6 million and $9.8 million for the three months ended March 31, 2007 and 2006, respectively, an increase of approximately 29%. The increase is primarily due to higher interest rates earned on investments in 2007. For the three months ended March 31, 2007 and 2006, the average annualized interest rate that we earned on our investments was 5.26% and 4.13%, respectively.

Interest expense was $2.8 million and $5.6 million for the three months ended March 31, 2007 and 2006, respectively. The expense in both periods is primarily related to the interest we paid on our 5% convertible subordinated debentures, which we repaid in full upon their maturity on February 15, 2007.

Equity in investee losses were $272,000 and $258,000 for the three months ended March 31, 2007 and 2006, respectively. The loss represents our portion of BioSphere losses.

Income Taxes

Income tax expense was $1.4 million and $111,000 for the three months ended March 31, 2007 and 2006, respectively. The increase in income tax expense for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 is primarily due to U.S. Federal and state alternative minimum tax, or AMT, as a result of an increase in net income. Although we had Federal and state tax net operating loss carryforwards of approximately $1,197.3 million as of December 31, 2006, the utilization of these loss carryforwards is limited in the calculation of AMT. For the three months ended March 31, 2006, income tax expense includes state tax expense and foreign income tax expense. Our historical losses from operations continue to represent significant negative evidence that indicates the need for a valuation allowance. Accordingly, a valuation allowance has been established for the full amount of our deferred tax asset. If we determine, based on future profitability, that these deferred tax assets are more likely than not to be realized, a release of all, or part, of the related valuation allowance could result in an immediate material income tax benefit in the period of decrease and material income tax provisions in future periods.

Liquidity and Capital Resources

Our liquidity requirements have historically consisted of research and development expenses, sales and marketing expenses, capital expenditures, working capital, debt service and general corporate expenses. Historically, we have funded these requirements and the growth of our business primarily through convertible subordinated debt offerings, the issuance of common stock, including the exercise of stock options, sales of our products and license agreements for our drug compounds. We now expect to fund our liquidity requirements primarily with revenue generated from product sales. We also believe we have the ability to meet our short-term liquidity needs through the use of our cash and short-term investments on hand at March 31, 2007.

Cash, cash equivalents and short- and long-term investments totaled $830.3 million, or 69% of total assets, at March 31, 2007, compared to $1.2 billion, or 78% of total assets, at December 31, 2006.

Net cash provided by operating activities for the three months ended March 31, 2007 was $92.3 million, which includes net income of $22.5 million. Our net income includes non-cash charges of $14.8 million, consisting primarily of share-based compensation and depreciation and amortization expense. Accounts receivable increased by $23.2 million primarily due to LUNESTA and XOPENEX Inhalation Solution sales. Inventory decreased by $3.0 million in an effort to reduce the number of days of inventory on hand. Other current assets increased by $25.3 million, which is primarily attributable to an increase in prepaid expenses and the insurance receivable resulting from the preliminary settlement of two class actions. Accounts payable increased by $16.5 million primarily due to timing of vendor payments. Accrued expenses increased by $50.9 million primarily due to the charge related to the preliminary settlement of two class actions and increased sales and marketing costs relating to the commercialization of BROVANA, off set by a decline in accrued interest as a result of the February 2007 payment in full of our 5% convertible subordinated debentures. Other current liabilities increased by $32.9 million primarily due to an increase in accruals for product revenue rebates related to XOPENEX and LUNESTA product sales.

Net cash provided by investing activities for the three months ended March 31, 2007 was $112.9 million, which is primarily attributable to cash provided by net sales of short- and long-term investments of $119.4 million offset by purchases of property and equipment of $6.5 million.

Net cash used in financing activities for the three months ended March 31, 2007 was $432.8 million. We received proceeds of $7.3 million from issuing common stock upon the exercise of stock options issued under our stock option plans and we used $440.1 million to repay capital lease obligations and long-term debt.

We believe our existing cash and the cash flow that we anticipate from operations and current strategic alliances will be sufficient to support existing operations through at least 2008. In the longer term, we expect to continue to fund our operations with revenue generated from product sales. Our actual future cash requirements and our ability to generate revenue, however, will depend on many factors, including:

•       LUNESTA sales;

•       XOPENEX Inhalation Solution and XOPENEX HFA sales;

•       successful commercialization of BROVANA;

•       successful acquisition of technologies, product candidates, approved products and/or businesses;

•       successful expansion into foreign markets;

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

If our assumptions underlying our beliefs regarding future revenues and expenses change, or if unexpected opportunities or needs arise, we may seek to raise additional cash by selling debt or equity securities or otherwise borrowing money. However, we may not be able to raise such funds on favorable terms, or at all.

Based on our current operating plan, we believe that we will not be required to raise additional capital to fund the repayment of our outstanding convertible debt when due; however, we may choose to do so. If we are not able to successfully continue to grow our revenue and properly manage our expenses, it is likely that our business would be materially and adversely affected and that we would be required to raise additional funds in order to repay our outstanding convertible debt. We cannot assure that, if required, we would be able to raise the additional funds on favorable terms, if at all.

Critical Accounting Policies and Estimates

We identified critical accounting policies and estimates in our annual report on Form 10-K for the year ended December 31, 2006. These critical accounting policies relate to product revenue recognition, royalty revenue recognition, rebate and return reserves, patents, intangibles and other assets, accounts receivable and bad debt, income taxes, induced conversion of debt, inventory write-downs and stock-based compensation. These policies require us to make estimates in the preparation of our financial statements as of a given date. Because of the uncertainty inherent in these matters, our actual results could differ from the estimates we use in applying the critical accounting policies.

A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2006 in the “Critical Accounting Policies and Estimates” section. Other than as described below, our critical accounting policies and estimates are as set forth in the Form 10-K.

Product sales allowances and reserves—The following table summarizes activity in each of our product sales allowances and reserve categories for the three months ended March 31, 2007:

	Payment Terms Discount	Wholesaler Fee for Service	Government Rebates and Contractual Discounts	Returns	Other Discounts	Total
	(in thousands)
Balance at December 31, 2006	$(4,351)	$(16,669)	$(74,249)	$(23,218)	$(1,511)	$(119,998)
Current provision:
Current year	(8,225)	(10,150)	(65,250)	(5,119)	(1,407)	(90,151)
Prior year	—	—	(637)	—	299	(338)
Total	(8,225)	(10,150)	(65,887)	(5,119)	(1,108)	(90,489)
Actual:
Current year	3,932	—	13,984	—	368	18,284
Prior year	4,378	6,404	20,942	6,613	1,005	39,342
Total	8,310	6,404	34,926	6,613	1,373	57,626
Balance at March 31, 2007	$(4,266)	$(20,415)	$(105,210)	$(21,724)	$(1,246)	$(152,861)

Calculating each of these product sales allowances and reserves involves significant estimates and judgments and requires us to use information from external sources. Based on known market events and trends, internal and external historical trends, third party data, customer buying patterns and up-to-date knowledge of contractual and statutory requirements, we are able to make reasonable estimates of sales discounts. Historically, our estimates have not materially differed from our actual results.

Provision for Income Taxes—Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to tax benefit carryforwards and to differences between the financial statement amounts of assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established if, based on management’s review of both positive and negative evidence, it is more likely than not that all or a portion of the deferred tax asset will not be realized. Our historical losses from operations represent significant negative evidence that indicates the need for a valuation allowance. Accordingly, a valuation allowance has been established for the full amount of the deferred tax asset. If we determine, based on future profitability, that these deferred tax assets are more likely than not to be realized, a release of all, or part, of the related valuation allowance could result in an immediate material income tax benefit in the period of decrease and material income tax provisions in future periods.

We adopted the Financial Accounting Standards Board, or FASB, interpretation, or FIN, No. 48, “Accounting for Uncertainty in Income Taxes,” or FIN 48, on January 1, 2007. The implementation of FIN 48 did not have a material impact on our consolidated financial statements or results of operations. We are currently in the process of conducting a study of our research and development credit carryforwards. This study may result in an adjustment to our research and development credit carryforwards. However, until the study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position under FIN 48.

We file tax returns in the U.S. Federal jurisdiction and in various state, local and foreign jurisdictions.  During the fourth quarter of 2006, the Internal Revenue Service, or IRS, commenced an audit of our 2005 and 2004 U.S. Federal income tax returns. We are no longer subject to IRS examination for years prior to 2004, although carryforward attributes that were generated prior to 2004 may still be adjusted upon examination by the IRS if they either have been or will be used in a future period. There are currently no state audits in progress. With limited exceptions, we are no longer subject to state or local examinations for years prior to 2003, however, carryforward attributes that were generated prior to 2003 may still be adjusted upon examination by state or local tax authorities if they either have been or will be used in a future period.

The foreign jurisdictions where we currently file income tax returns are Canada and the Netherlands Antilles. We are currently under examination by Canada Revenue Agency, or CRA, for our Scientific Research and Experimental Development claims for the years ended December 31, 2003 and 2004. There are currently no examinations being conducted by the tax authorities in the Netherlands Antilles. With limited exceptions, we are no longer subject to examination in Canada and the Netherlands Antilles for years prior to 2003 and 1999, respectively, although carryforward attributes that were generated prior to these respective periods may still be adjusted upon examination if they either have been or will be used in a future period.

We recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. This policy did not change as a result of the adoption of FIN 48. For the quarter ended March 31, 2007 we did not recognize any accrued interest and penalties in our consolidated statement of operations or our consolidated balance sheet.

Contractual Obligations

As of March 31, 2007, our contractual obligations disclosure in our annual report on Form 10-K for the year ended December 31, 2006 has not materially changed with the exception of the February 2007 payment in full of our 5% convertible subordinated debentures.

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

We are exposed to market risk from changes in interest rates and equity prices, which could affect our future results of operations and financial condition. These risks are described in our annual report on Form 10-K for the year ended December 31, 2006. As of May 10, 2007, there have been no material changes to the market risks described in our annual report on Form 10-K for the year ended December 31, 2006. Additionally, we do not anticipate any near-term changes in the nature of our market risk exposures or in our management’s objectives and strategies with respect to managing such exposures.

ITEM 4.                CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Change in and Evaluation of Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS

Tecastemizole Class Action Complaints

On April 20, 2007, we entered into a MOU regarding the settlement of two class actions pending in the Court naming Sepracor and certain of our current and former officers and one director as defendants. As previously disclosed, the class actions, which were filed on behalf of certain purchasers of our equity and debt securities, or the plaintiffs, allege that the defendants violated the Federal securities laws by making false and misleading statements relating to the testing, safety and likelihood of approval of tecastemizole by the FDA.

Under the terms of the MOU, which outlines certain elements of a settlement that will require the execution by all parties of definitive settlement agreement(s), notice to the plaintiffs and final approval by the Court, we have agreed with counsel for the lead plaintiffs to pay or cause to be paid $52.5 million in settlement of the class actions. Of this amount, we expect to pay $34.0 million, and we expect that our insurance carriers will pay the remaining $18.5 million. In consideration of this settlement payment, counsel for the lead plaintiffs has agreed that the settlement will include a dismissal of the class actions with prejudice and a release of claims by the plaintiffs.

The MOU contains no admission of wrongdoing. Sepracor and the other defendants have always maintained and continue to believe that we did not engage in any wrongdoing or otherwise commit any violation of Federal or state securities laws or other laws. However, given the potential cost and burden of continued litigation, we believe the settlement is in our best interests and the best interests of our stockholders.

We can provide no assurance that we will be able to settle these lawsuits on the terms described above or at all. We may not be able to agree on final settlement terms with lead counsel to the plaintiffs and, if we do, the Court may not approve the settlement, the plaintiffs may appeal or raise objections to the settlement and the insurers may not contribute to the settlement the amounts to which they have agreed. If we are unable to settle these lawsuits, we will need to continue to defend against them, which could have a material adverse effect on our financial condition and business. If these matters were concluded in a manner adverse to us, we could be required to pay substantially more in damages than the proposed settlement amount. In addition, the costs to us of defending any litigation or other proceeding, even if resolved in our favor, could be substantial. Such litigation could also substantially divert the attention of our management and our resources in general. Uncertainties resulting from the initiation and continuation of any litigation or other proceedings could harm our ability to compete in the marketplace.

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

In August 2006, we received notification that the FDA had received an ANDA, including a Paragraph IV certification, from Dey, L.P. seeking approval of a generic version of our 1.25 mg/0.5 mL levalbuterol hydrochloride inhalation solution concentrate. We have filed a civil action against Dey, L.P. for patent infringement.

Should we successfully enforce our patents, ANDA approval will not occur until the expiration of the applicable patents. Otherwise, the FDA will stay its approval of the relevant ANDA until 30 months following the date we received notice of such ANDA or until a court decides that our patents are invalid, unenforceable or not infringed, whichever is earlier.

Patent litigation involves complex legal and factual questions. We can provide no assurance concerning the outcome or the duration of the lawsuit. If we are not successful in enforcing our patents, we will not be able to prevent the generic companies, for the full term of our patents, from marketing their generic version of XOPENEX Inhalation Solution. Introduction of a generic copy of XOPENEX Inhalation Solution before the expiration of our patents would have a material adverse effect on our business.

BROVANA Patent Infringement Claim

On April 5, 2007, we were served with a complaint filed by Dey alleging that BROVANA™ (arformoterol tartrate) Inhalation Solution infringes or will induce infringement of a single U.S. patent for which Dey owns all rights, title and interest. We have filed an answer and counterclaim to this complaint, however it is too early to make a reasonable assessment as to the likely outcome or impact of this litigation. We are unable to reasonably estimate any possible range of loss related to this lawsuit due to its uncertain resolution.

Stock Option Inquiry and Derivative Stockholder Complaints

We announced in June 2006, that the SEC is conducting an informal inquiry into our stock option grants and stock option granting practices. A special committee of our outside directors, with the assistance of outside legal counsel and outside accounting specialists, reviewed the stock option grants to our officers, directors and employees from 1996 to June 2006 under our various stock option plans in effect during this period. Our finance department also reviewed the stock option grants and stock option practices from 1996 to June 2006. Their review resulted in the restatement of our financial statements for the quarters ended March 31, June 30 and September 30, 2005, the quarter ended March 31, 2006 and the year ended December 31, 2005, 2004 and 2003. Representatives from the U.S. Attorneys Office have been present at meetings that our outside counsel have had with the SEC. While the U.S. Attorneys Office has not initiated an investigation, we cannot be certain that it will not. In October 2006, the IRS commenced an audit into our 2005 and 2004 U.S. Federal income tax returns and has requested, among other things, certain information relating to our stock option grants and granting practices. The SEC and/or any other governmental agency that may initiate a formal investigation may reach different conclusions and, if so, we could be subject to monetary damages, fines and penalties, and our officers and/or directors would be prohibited from serving as officers and directors of any public company and could be subject to criminal penalties and/or disgorgement.

We have accepted service of three stockholder derivative complaints relating to certain of our stock option grants that were filed in the Superior Court, Middlesex County, Commonwealth of Massachusetts, naming Sepracor as nominal defendant and also naming as defendants certain current members of our board of directors and certain of our current and former employees. The complaints allege purported breaches of fiduciary duties and unjust enrichment in connection with certain stock option grants made by us between June 1998 and May 2001. The complaints seek monetary damages in unspecified amounts, equitable and injunctive relief, including disgorgement of profits obtained by certain defendants and other relief as determined by the Court. On September 12, 2006, the three complaints were consolidated into one action, and on September 22, 2006, the action was transferred to the Business Litigation Session of the Superior Court, Suffolk County, Commonwealth of Massachusetts. On October 19, 2006, plaintiffs filed a consolidated complaint alleging breaches of fiduciary duty and unjust enrichment in connection with certain stock option grants we made between December 1995 and April 2003. On November 20, 2006, we moved to dismiss the Consolidated Amended Complaint and a hearing on the motion was held on March 20, 2007. No decision on this motion has been rendered at this time.

Three stockholder derivative complaints relating to the same subject matter were filed against Sepracor, certain current and former members of our board of directors and certain of our current and former employees in the United States District Court for the District of Massachusetts on September 28, 2006, October 3, 2006 and October 12, 2006. In addition to several common law theories alleging breaches of fiduciary duty and unjust enrichment, these complaints allege violations of Federal securities laws. On January 30, 2007, the Court consolidated the actions and a consolidated complaint was filed. On April 9, 2007, we moved to stay the Federal court lawsuit pending resolution of the state court motion to dismiss, and on May 4, 2007 the Court entered an order granting the motion and staying the Federal case.

We are unable to reasonably estimate any possible range of loss or liability associated with the stock option inquiry and/or derivative suits due to their uncertain resolution.

LUNESTA Trademark Claim

In September 2006, Tharos Laboratories, Inc. filed suit against us in the United States District Court, District of Utah, Central Division, alleging trademark infringement, dilution, unfair competition, false advertising and false designation of origin arising out of our use of our silk moth design in connection with LUNESTA® (eszopiclone). Tharos seeks unspecified monetary damages and an injunction of our use of the silk moth design. In October 2006, we filed a motion to dismiss Tharos’ claims. On February 9, 2007, the court granted our motion in respect of the state unfair competition claims and denied it in respect of Tharos’ other claims. We are unable to reasonably estimate any possible range of loss related to this lawsuit due to its uncertain resolution.

From time to time we are party to other legal proceedings in the course of our business. We do not, however, expect such other legal proceedings to have a material adverse effect on our business or financial condition.

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

Until the quarter ended December 31, 2005, we had incurred net losses each quarter since our inception. It is possible we will not be able to achieve profitability again or maintain profitability on a quarterly or annual basis. We expect to continue to incur significant operating expenditures to further develop and commercialize our products and product candidates and in order to allow us to otherwise expand our product portfolio through drug discovery efforts. As a result, we will need to generate significant revenues in future periods to achieve and maintain profitability. We cannot assure you that we will achieve significant revenues or that we will ever achieve profitability again. Even if we do achieve profitability again, we may not be able to maintain profitability for any substantial period of time. If revenues grow more slowly than we anticipate or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial condition will be materially and adversely affected. In addition, if we are unable to achieve or maintain profitability on a quarterly or annual basis, the market price of our common stock may decline.

Almost all of our revenues are derived from sales of LUNESTA and XOPENEX Inhalation Solution and our future success depends on the continued commercial success of these products.

Approximately 91% of our total revenues for the three months ended March 31, 2007 and 94% of our total revenues for the twelve months ended December 31, 2006 resulted from sales of LUNESTA and XOPENEX Inhalation Solution, and we expect that sales from these two products will continue to represent a significant majority of our revenues for the coming year. In April 2005, we commercially introduced LUNESTA as a new product in a highly and increasingly competitive market, and we cannot be certain that it will achieve continued commercial success. In addition, we do not have long-term sales contracts with our customers, and we rely on purchase orders for sales of LUNESTA and XOPENEX Inhalation Solution. Reductions, delays or cancellations of orders for LUNESTA or XOPENEX Inhalation Solution could adversely affect our operating results. If sales of LUNESTA and XOPENEX Inhalation Solution do not continue to increase, we may not have sufficient revenues to achieve our business plan or repay our outstanding debt, and our business will not be successful. In December 2005, we commercially introduced XOPENEX HFA and in April 2007, we commercially introduced BROVANA. We cannot be certain that either XOPENEX HFA or BROVANA will achieve commercial success.

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

In addition, Medicare reimbursement rates for XOPENEX Inhalation Solution have been favorable since January 2005, but we cannot be certain these favorable rates will continue. In December 2006, the Centers for Medicare and Medicaid Services, or CMS, commenced a National Coverage Analysis, or NCA, to determine when use of nebulized levalbuterol in treating COPD in the Medicare population is reasonable and necessary. We expect the NCA process to be concluded before the end of 2007. We estimate that approximately 25 to 30 percent of our XOPENEX Inhalation Solution units sold are subject to reimbursement under Medicare Part B, and if the NCA results in significant restrictions on uses of nebulized levalbuterol, revenue from sales of XOPENEX Inhalation Solution could be materially adversely affected.

We filed a healthcare common procedure coding system application, commonly referred to as a J Code application, for BROVANA Inhalation Solution in January 2007 and it was accepted by CMS as part of the 2008 coding cycle review. In April 2007, CMS announced that its preliminary determination on the BROVANA J Code application was favorable and CMS recommended that BROVANA be awarded a unique J Code. The final decision on the BROVANA J Code application is expected in November 2007. If BROVANA is awarded a unique J Code by CMS in November 2007, it would become effective on January 1, 2008. In April 2007, CMS informed us that the scope of the NCA includes BROVANA. Coverage provided for BROVANA under any permanent J Code awarded for the product would be as established by the NCA. Prior to January 1, 2008, we expect providers to submit claims for reimbursement of BROVANA under a miscellaneous J Code. Coverage for BROVANA under this miscellaneous J Code remains under review by the Durable Medical Equipment Program Safeguard Contractor or DME-PSCs.

With respect to BROVANA, Dey has filed a patent infringement complaint alleging that BROVANA infringes or will induce infringement of a U.S. patent for which they own all rights, title and interest. We believe we have strong defenses to the allegations made in the complaint and intend to vigorously defend against this action, however, it is too early to make a reasonable assessment as to the likely outcome or impact of this litigation. If we are not successful in defending against this action, our ability to continue to commercialize of BROVANA could be materially adversely affected.

We cannot be certain that we will be able to continue to successfully commercialize our products or that any of our products will continue to be accepted in their markets. Specifically, the following factors, among others, could affect the level of success and market acceptance of XOPENEX Inhalation Solution, XOPENEX HFA, BROVANA and/or LUNESTA:

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

•       any changes in government and other third-party payor reimbursement policies and practices; and

•       regulatory developments or other factors affecting the manufacture, marketing or use of these products.

Any adverse developments with respect to the sale of LUNESTA or XOPENEX Inhalation Solution could significantly reduce revenues and have a material adverse effect on our ability to maintain profitability and achieve our business plan.

We have significant debt and we may not be able to make principal payments when due.

As of March 31, 2007, our total debt was approximately $721.0 million. None of our 0% Series A notes due December 2008, our 0% Series B notes due December 2010 nor our 0% notes due October 2024 restricts us or our subsidiaries’ ability to incur additional indebtedness, including debt that ranks senior to the notes. The 0% notes due 2024 are senior to the Series A notes due 2008 and Series B notes due 2010. Additional indebtedness that we incur may in certain circumstances rank senior to or on parity with this debt. Our ability to satisfy our obligations will depend upon our future performance, which is subject to many factors, including factors beyond our control. The conversion prices for the 0% Series A notes due

2008 and 0% Series B notes due 2010 are $31.89 and $29.84, respectively. On April 30, 2007, the closing sale price of our common stock was $53.68. If the market price for our common stock does not exceed the conversion price, the holders of our outstanding convertible debt may not convert their securities into common stock. For example, the holders of our 5% debentures did not convert such debentures into common stock, and on February 15, 2007, the maturity date for the 5% debentures, we repaid the entire principal amount of $440.0 million, plus $11.0 million of accrued interest in cash. Our 0% notes due 2024 are convertible into cash at various times upon the occurrence of certain events and, if applicable, shares of our common stock at a conversion price of approximately $67.20, at the option of the holders under certain circumstances. We may not be able to make the required cash payments upon conversion of the 0% notes due 2024.

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

As of March 31, 2007, we had approximately $721.0 million of outstanding debt that could be converted into common stock. In order to reduce future payments due at maturity, we may, from time to time, depending on market conditions, repurchase additional outstanding convertible debt for cash; exchange debt for shares of our common stock, warrants, preferred stock, debt or other consideration; or a combination of any of the foregoing. If we exchange shares of our capital stock, or securities convertible into or exercisable for our capital stock, for outstanding convertible debt or use proceeds from the issuance of convertible debt to fund redemption of outstanding convertible debt with a higher conversion ratio, the number of shares that we might issue as a result of such exchanges would significantly exceed the number of shares originally issuable upon conversion of such debt and, accordingly, such exchanges would result in material dilution to holders of our common stock. We cannot assure you that we will repurchase or exchange any additional outstanding convertible debt.

If the estimates we make, or the assumptions on which we rely, in preparing our financial statements prove inaccurate, our actual results may vary from those reflected in our projections and accruals.

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, net revenues and expenses, the amounts of charges accrued by us and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. We cannot assure you, however, that our estimates, or the assumptions underlying them, will not be materially different from actual results. For example, our royalty revenue is recognized based upon our estimates of our collaboration partners’ sales during the period and, if these sales estimates are greater than the actual sales that occur during the period, our net income would be reduced. This, in turn, could adversely affect our stock price.

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

•       drug discovery efforts;

•       relationships with collaboration partners;

•       the FDA regulatory process;

•       expansion into foreign markets;

•       litigation and government inquiries and investigations;

•       our capital requirements; and

•       selling, marketing and manufacturing expenses in connection with commercialization of products.

Several class action lawsuits have been filed against us which may result in litigation that is costly to defend and the outcome of which is uncertain and may harm our business.

On April 20, 2007, we entered into a MOU, regarding the settlement of two class actions, pending in the Court, naming Sepracor and certain of our current and former officers and one director as defendants. As previously disclosed, the class actions, which were filed on behalf of certain purchasers of our equity and debt securities, or the plaintiffs, allege that the defendants violated the Federal securities laws by making false and misleading statements relating to the testing, safety and likelihood of approval of tecastemizole by the FDA.

Under the terms of the MOU, which outlines certain elements of a settlement that will require the execution by all parties of definitive settlement agreement(s), notice to the plaintiffs and final approval by the Court, we have agreed with counsel for the lead plaintiffs to pay or cause to be paid $52.5 million in settlement of the class actions. Of this amount, we expect to pay $34.0 million, and we expect that our insurance carriers will pay the remaining $18.5 million. In consideration of this settlement payment, counsel for the lead plaintiffs has agreed that the settlement will include a dismissal of the class actions with prejudice and a release of claims by the plaintiffs.

The MOU contains no admission of wrongdoing. Sepracor and the other defendants have always maintained and continue to believe that we did not engage in any wrongdoing or otherwise commit any violation of Federal or state securities laws or other laws. However, given the potential cost and burden of continued litigation, we believe the settlement is in our best interests and the best interests of our stockholders.

We can provide no assurance that we will be able to settle these lawsuits on the terms described above or at all. We may not be able to agree on final settlement terms with lead counsel to the plaintiffs and, if we do, the Court may not approve the settlement, the plaintiffs may appeal or raise objections to the settlement and the insurers may not contribute to the settlement the amounts to which they have agreed. If we are unable to settle these lawsuits we will need to continue to defend against them, which could have a material adverse effect on our financial condition and business. If these matters were concluded in a manner adverse to us, we could be required to pay substantially more in damages than the proposed settlement amount. In addition, the costs to us of defending any litigation or other proceeding, even if resolved in our favor, could be substantial. Such litigation could also substantially divert the attention of our management and our resources in general. Uncertainties resulting from the initiation and continuation of any litigation or other proceedings could harm our ability to compete in the marketplace.

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

We and certain of our directors and officers are defendants in several derivative actions relating to our stock option granting practices. The complaints allege purported breaches of fiduciary duties and unjust enrichment in connection with certain stock option grants made by us between June 1998 and May 2001. The complaints seek monetary damages in unspecified amounts, equitable and injunctive relief, including disgorgement of profits obtained by certain defendants and other relief as determined by the Court. These actions are in preliminary stages and we cannot predict the ultimate outcome or impact of this litigation.

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

•       timing and success of any business and/or product acquisitions;

•       timing and success of expansion into foreign markets;

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

The market price of our common stock, like that of the common stock of many other pharmaceutical and biotechnology companies, may be highly volatile. In addition, the stock market has experienced extreme price and volume fluctuations. This volatility has significantly affected the market prices of securities of many pharmaceutical and biotechnology companies for reasons frequently unrelated to or disproportionate to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock. Prices for our common stock are determined in the marketplace and may be influenced by many factors, including variations in our financial results and investors’ perceptions of us, and changes in recommendations by securities analysts as well as their perceptions of general economic, industry and market conditions.

Risks Related to Commercialization

We face intense competition and our competitors have greater resources and capabilities than we have.

We face intense competition in the sale of our current products, and expect to face intense competition in the sale of any future products we sell. If we are unable to compete effectively, our financial condition and results of operations could be materially adversely affected because we may not achieve our product revenue objectives and because we may use our financial resources to seek to differentiate ourselves from our competition. Large and small companies, academic institutions, governmental agencies and other public and private organizations conduct research, seek patent protection, develop and acquire products, establish collaborative arrangements for product development and sell or license products in competition with us. Many of our competitors and potential competitors have substantially greater resources, manufacturing and sales and marketing capabilities, research and development staff and production facilities than we have. The fields in which we compete are subject to rapid and substantial technological change. Our competitors may be able to respond more quickly to new or emerging technologies or to devote greater resources to the development, manufacture and marketing of new products and/or technologies than we can. As a result, any products and/or technologies that we develop may become obsolete or noncompetitive before we can recover expenses incurred in connection with their development.

In the sleep disorder market, LUNESTA faces intense competition from established products such as AMBIEN®, SONATA®, AMBIEN CR™ and ROZEREM™. We expect that LUNESTA will face increasing competition from other potentially competitive therapies, such as a generic version of AMBIEN, which was introduced in April of 2007, and therapies in clinical development and under FDA review for the treatment of insomnia. To continue to be successful in the market with LUNESTA, we must continue to demonstrate that LUNESTA’s safety and efficacy features are superior to those of competing branded and generic products, some of which may be less expensive than LUNESTA.

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

Albuterol MDIs have been on the market for many years and are well established. In the asthma market, we face competition from chlorofluorocarbons, or CFC-containing albuterol MDIs and branded HFA albuterol MDIs such as PROAIR® HFA, VENTOLIN® HFA and PROVENTIL® HFA. With the cessation of CFC albuterol MDI production, we expect that competition from branded HFA MDIs will increase substantially. There are currently no generic short-acting beta-agonist HFA MDIs available. To be successful in the marketing of XOPENEX HFA, we must demonstrate that the efficacy and safety features of the drug outweigh its higher price as compared to generic CFC albuterol MDIs and that these attributes differentiate the product from other HFA MDIs on the market.

BROVANA competes in the COPD market, as it does not have an asthma indication. Competitive products include all nebulized products used in the treatment of COPD including albuterol, ATROVENT® (ipratropium bromide) and DUONEB. Even though BROVANA is a nebulized product, it also faces competition from long-acting beta-agonists and anticholinergics delivered by MDI and dry powder inhaler, or DPI, including SEREVENT®, SPIRIVA® and FORADIL®. BROVANA also competes with combination therapy products used for COPD including ADVAIR® (salmeterol and fluticasone) and soon to be commercialized SYMBICORT® (formoterol and budesonide). We are also aware of products in clinical development for treatment of COPD that, if approved, will compete with BROVANA. To be successful in the marketing of BROVANA, we must demonstrate that patients with COPD who use a nebulizer will benefit by adding BROVANA as adjunctive therapy.

For all of our products, we need to demonstrate to physicians, patients and third-party payors that the cost of our product is reasonable and appropriate in light of its safety and efficacy, and the health care benefits, each as compared to other competing products.

We may be unable to successfully commercialize products for which we receive approval from the FDA.

Commercialization of a product for which we have received an approval letter from the FDA could be delayed for a number of reasons, some of which are outside of our control, including delays in delivery of the product due to importation regulations and/or problems with our distribution channels or delays in the issuance of approvals from, or the completion of, required procedures by agencies other than the FDA, such as the United States Drug Enforcement Administration. In addition, commercialization of FDA-approved products may be delayed by our failure to timely finalize distribution arrangements, manufacturing processes and arrangements, produce sufficient inventory and/or properly prepare our sales force. If we are unable to successfully commercialize a product promptly after receipt of an approval letter, our business and financial position may be materially adversely affected due to reduced revenue from product sales during the period or periods that commercialization is delayed and the shortening of any lead time to market we may have had over our competitors. In addition, the exclusivity period, which is the time during which the FDA will prevent generic pharmaceutical companies from introducing a generic copy of the product, begins to run upon FDA approval and, therefore, to the extent we are unable to successfully commercialize a product promptly after receipt of an approval letter, our long-term product sales and revenues could be adversely affected.

Even if the FDA or similar foreign agencies grant us regulatory approval of a product, if we fail to comply with the applicable regulatory requirements, we may be forced to suspend and/or cease commercialization of the product due to suspension or withdrawal of regulatory approvals, product recalls, seizures of products and/or operating restrictions and may be subject to fines and criminal prosecution. In any such event, our ability to successfully commercialize the product would be impaired and sales and revenues could be materially adversely affected.

We sell our products primarily through a direct sales force and if we are not successful in attracting and retaining qualified sales personnel, we may not be successful in commercializing our products.

We have established a sales force to market XOPENEX Inhalation Solution, XOPENEX HFA, BROVANA and LUNESTA through our sales force. We have incurred significant expense in expanding our sales force and we may incur additional expense if we further expand. If we successfully develop and obtain regulatory approval for the products we are developing, we may (1) market and sell them through our sales force, (2) license some of them to other pharmaceutical companies or (3) market and sell them through other arrangements, including co-promotion arrangements or contract sales forces. We may incur significant costs in expanding our sales force before the products under development have been approved for marketing. For example, we expanded our sales force in 2004 in anticipation of marketing and selling LUNESTA, in 2005 in anticipation of marketing and selling XOPENEX HFA and in 2006 in anticipation of increased competition versus LUNESTA, and increased sales of our products generally. In addition, we have expanded our sales force in anticipation of sales growth that may never occur.

Our ability to realize significant revenues from direct marketing and sales activities depends on our ability to attract and retain qualified sales personnel. Competition for these persons is intense. If we are unable to attract and retain qualified sales personnel, we will not be able to successfully expand our marketing and direct sales force on a timely or cost effective basis. We may also need to enter into additional co-promotion or other such arrangements with third parties, for example, where our own direct sales force is not large enough or sufficiently well aligned to achieve maximum penetration in the market. We may not be successful in entering into any co-promotion or other such arrangements, and the terms of any co-promotion or other such arrangements may not be favorable to us.

If we or our third-party manufacturers do not comply with current Good Manufacturing Practices, or GMP, regulations, then the FDA could refuse to approve marketing applications or force us to recall or withdraw our products.

The FDA and other regulatory authorities require that our products be manufactured according to their GMP regulations. The failure by us, our collaborative development partners or our third-party manufacturers to comply with current GMP regulations could lead to delay in our development programs or refusal by the FDA to approve marketing applications. Following marketing approval of a product, failure in either respect could also impede commercial introduction or on-going distribution of the product and/or be the basis for action by the FDA to withdraw approvals previously granted, to recall products and for other regulatory action.

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

Our ability to maintain profitability will depend in large part on successful development and commercialization of additional products. All of our product candidates are in the early stages of development. We cannot assure you that we will be able to develop or acquire and commercially introduce new products in a timely manner or that new products, if developed, will be approved for the indications and/or with the labeling we expect, or that they will achieve market acceptance. Before we commercialize any other product candidate in the United States, we will need to successfully develop the product candidate by completing successful clinical trials, submitting an NDA for the product candidate that is accepted for filing by the FDA and receiving FDA approval to market the candidate. We must comply with similar requirements in foreign jurisdictions before commercializing any products in the jurisdiction. If we fail to successfully develop a product candidate and/or the FDA or similar foreign agency delays or denies approval of any NDA, or foreign equivalent, that we submit in the future, then commercialization of our products under development may be delayed or terminated, which could have a material adverse effect on our business.

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

In addition, our growth is dependent on our continued ability to penetrate new markets where we have limited experience and competition is intense. We cannot be certain that the markets we serve will grow in the future, that our existing and new products will meet the requirements of these markets, that our products will achieve customer acceptance in these markets, that competitors will not force prices to an unacceptably low level or take market share from us, or that we can achieve or maintain profits in these markets.

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

Sales of our products are dependent, in part, on the availability of reimbursement from third-party payors such as Federal and state government agencies under programs such as Medicare and Medicaid, and private insurance plans. Third-party payors continually attempt to contain or reduce the cost of health care by challenging the prices charged for medical products and services. We may not be able to sell our products profitably if reimbursement is unavailable or coverage is limited in scope or amount.

There have been, there are, and we expect there will continue to be, state and Federal legislative and/or administrative proposals that could limit the amount that state or Federal governments will pay to reimburse the cost of pharmaceutical products. The Medicare Prescription Drug Improvement and Modernization Act of 2003, or MMA, which was signed into law in December 2003, contains provisions that permit reductions in government reimbursement for drugs. The full impact of the MMA and its regulatory requirements on our business is not yet known. However, we believe that legislative or administrative acts that reduce reimbursement for our products could adversely affect our business. In addition, private insurers, such as managed care organizations, may adopt their own coverage restrictions or demand price concessions in response to legislation. Reduction in reimbursement for our products could have a material adverse effect on our results of operations. Also, the increasing emphasis on managed care in the U.S. may put increasing pressure on the price and usage of our products, which may adversely affect product sales. Further, when a new drug product is approved, governmental and/or private reimbursement for that product is uncertain, as is the amount for which that product will be reimbursed and to the extent of coverage for the product. We cannot predict availability or amount of reimbursement for our approved products or product candidates and current reimbursement policies for marketed products may change at any time.

The MMA established a prescription drug benefit beginning in 2006 for all Medicare beneficiaries. We do not know the extent to which our products will continue to be included in the Medicare prescription drug benefit, and we may be required to provide significant discounts or rebates to drug plans participating in the Medicare drug benefit. Moreover, Congress may enact legislation that permits the Federal government to directly negotiate price and demand discounts on pharmaceutical products that may implicitly create price controls on prescription drugs. In addition, Managed Care Organizations, or MCOs, Health Maintenance Organizations, or HMOs, Preferred Provider Organizations, or PPOs, health care institutions and other government agencies continue to seek price discounts. MCOs, HMOs, PPOs and private health plans will administer the Medicare drug benefit, leading to managed care and private health plans influencing prescription decisions for a larger segment of the population. In addition, certain states have proposed, and certain other states have adopted, various programs to control prices for their seniors’ and low-income drug programs, including price or patient reimbursement constraints, restrictions on access to certain products, importation from other countries, such as Canada, and bulk purchasing of drugs.

In March 2006, the DME-PSCs issued a draft local coverage determination, or LCD, under which Medicare reimbursement for XOPENEX Inhalation Solution would be reduced to the level of reimbursement for generic albuterol under Medicare Part B, which is substantially less than the current level of reimbursement for XOPENEX Inhalation Solution. In December 2006, the CMS commenced an NCA on XOPENEX Inhalation Solution to determine when use of nebulized levalbuterol for treating COPD in the Medicare population is reasonable and necessary. The comments to the NCA remain under review by CMS and we expect the NCA process to be concluded before the end of 2007. In March 2007, Tricenturion announced that they would not pursue the LCD while the CMS review of the NCA is ongoing. We anticipate that the final national coverage determination that results from the NCA will take precedence over any LCDs that have been implemented or are under consideration for XOPENEX Inhalation Solution. We estimate that approximately 25 to 30 percent of our XOPENEX Inhalation Solution units sold are subject to reimbursement under Medicare Part B. If the NCA results in significant restrictions on the use of nebulized levalbuterol, revenue from these sales of XOPENEX Inhalation Solution would be materially adversely affected.

We filed a J Code application, for BROVANA Inhalation Solution in January 2007 and it was accepted by CMS as part of the 2008 coding cycle review. In April 2007, CMS announced that its preliminary determination on the BROVANA J Code application was favorable and CMS recommended that BROVANA be awarded a unique J Code. The final decision on the BROVANA J Code application is expected in November 2007. If BROVANA is awarded a unique J Code by CMS in November 2007, it would become effective on January 1, 2008. In April 2007, CMS informed us that the scope of the NCA includes BROVANA. Coverage provided for BROVANA under any permanent J Code awarded for the product would be as established by the NCA. If the NCA results in significant restrictions on the use of BROVANA, revenue from the sales of BROVANA could be materially adversely affected. Prior to January 1, 2008, we expect providers to submit claims for reimbursement of BROVANA under a miscellaneous J Code. Coverage for BROVANA under this miscellaneous J Code remains under review by the DME-PSCs.

Some states have adopted PDLs for their Medicaid programs and more states may adopt this practice. Medicaid PDLs indicate which drugs a provider is permitted under the Medicaid program to prescribe without first seeking prior authorization from the state Medicaid agency. If our drugs are not included on Medicaid PDLs, use of our drugs in the Medicaid program may be adversely affected. In some states that have adopted PDLs, we have been, and may continue to be, required to provide substantial supplemental rebates to state Medicaid authorities in order for our drugs to be included on the PDL.

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

We are a participant in the Medicaid rebate program established by the Omnibus Budget Reconciliation Act of 1990. Under the Medicaid rebate program, we pay a minimum primary rebate of 15.1% on all utilization of our products by Medicaid beneficiaries. Congress is considering legislation that may raise the minimum rebate level that we must pay to state Medicaid programs. In addition, this primary rebate may be higher if we provide discounts to commercial customers that are greater than the statutorily mandated minimum. Also, several state Medicaid programs have implemented PDLs. Products placed on a state Medicaid program’s PDL are not subject to restrictions on their utilization such as prior authorization before use. To secure a place on a given state PDL, we provide discounts to the state Medicaid program in the form of supplemental rebates. Both the Federal government and state and local governments have initiated investigations and lawsuits concerning the rebate practices of many pharmaceutical companies to ensure compliance with these rebate programs. We were recently named as a defendant, together with numerous other companies, in one such suit. While we believe our calculations of rebates and discounts are accurate and based on reasonable assumptions and judgments, as a result of an investigation or lawsuit we may be required to pay additional rebates and/or discounts on sales made in prior periods or be subject to fines and other penalties. In addition, an investigation or lawsuit concerning our rebate practices could be costly, could divert the attention of our management from our core business and could damage our reputation.

The approval of sale of certain medications without a prescription may adversely affect our business.

In May 2001, an advisory panel to the FDA recommended that the FDA allow certain popular allergy medications to be sold without a prescription. In November 2002, the FDA approved CLARITIN®, an allergy medication, to be sold without a prescription. In the future, the FDA may also allow sale of other allergy medications without a prescription. The sale of CLARITIN and /or, if allowed, the sale of other allergy medications without a prescription, may have a material adverse effect on our business because the market for prescription drugs, including CLARINEX, for which we receive royalties on sales, has been and may continue to be, adversely affected.

Risks Related to Our Intellectual Property

If we fail to adequately protect or enforce our intellectual property rights, then we could lose revenue under our licensing agreements or lose sales to generic copies of our products.

Our success depends in large part on our ability to obtain, maintain and enforce patents, and protect trade secrets. Our ability to commercialize any drug successfully will largely depend upon our ability to obtain and maintain patents of sufficient scope to prevent third parties from developing substantially equivalent products. In the absence of patent and trade secret protection, competitors may adversely affect our business by independently developing and marketing substantially equivalent products. It is also possible that we could incur substantial costs if we are required to initiate litigation against others to protect or enforce our intellectual property rights.

We have filed patent applications covering composition of, methods of making, and/or methods of using, our drugs and drug candidates. Our revenues under collaboration agreements with pharmaceutical companies depend in part on the existence and scope of issued patents. We may not be issued patents based on patent applications already filed or that we file in the future and if patents are issued, they may be insufficient in scope to cover the products licensed under these collaboration agreements. Generally, we do not receive royalty revenue from sales of products licensed under collaboration agreements in countries where we do not have a patent for such products. The issuance of a patent in one country does not ensure the issuance of a patent in any other country. Furthermore, the patent position of companies in the pharmaceutical industry generally involves complex legal and factual questions, and has been and remains the subject of much litigation. Legal standards relating to scope and validity of patent claims are evolving. Any patents we have obtained, or obtain in the future, may be challenged, invalidated or circumvented. Moreover, the United States Patent and Trademark Office may commence interference proceedings involving our patents or patent applications. Any challenge to, or invalidation or circumvention of, our patents or patent applications would be costly, would require significant time and attention of our management and could have a material adverse effect on our business. In addition, if we are not successful in enforcing our patents, we will not be able to prevent others from introducing generic versions of our products.

A number of our products and products for which we receive royalties are the subject of patent invalidation claims.

XOPENEX brand levalbuterol HCl Inhalation Solution is currently the subject of patent invalidity claims. The FDA has received ANDAs from Breath Limited, Dey, L.P. and Watson Laboratories, Inc. seeking marketing approval for generic copies of our XOPENEX Inhalation Solution products. These submissions include Paragraph IV certifications alleging that our patents listed in the Orange Book for XOPENEX Inhalation Solution are invalid, unenforceable or not infringed by the submitter’s proposed product. We have filed civil actions against Breath Limited and Dey, L.P. for patent infringement. Should we successfully enforce our patents, the FDA will not approve the ANDA until expiration of the applicable patents. Otherwise, the FDA will stay its approval of the relevant ANDA until 30 months following the date we received notice of such ANDA or until a court decides that our patents are invalid, unenforceable or not infringed, whichever is earlier. Patent litigation involves complex legal and factual questions. We can provide no assurance concerning the outcome or the duration of the lawsuits. Any conclusion of these matters in a manner adverse to us would have a material adverse effect on our financial condition and business. If we are not successful in enforcing our patents, we will not be able to prevent the generic company, for the full term of our patents, from marketing their generic version of XOPENEX Inhalation Solution. Introduction of a generic copy of XOPENEX Inhalation Solution before the expiration of our patents would have a material adverse effect on our business.

The costs to us of these proceedings, even if resolved in our favor, could be substantial. Such litigation could also substantially divert the attention of our management and other key personnel from our core business and our resources in general. Uncertainties resulting from the initiation and continuation of this and any other litigation proceedings could harm our ability to compete in the marketplace.

In June 2006, we were notified that Teva Pharmaceutical Industries Limited and Teva UK Limited, referred to collectively as Teva, have filed a claim naming us as defendant in the United Kingdom’s High Court of Justice, Chancery Division, Patents Court. The claim alleges that our two patents relating to fexofenandine, which we have licensed to sanofi-aventis in connection with its sale of ALLEGRA, are invalid, and seeks to have them invalidated. Sanofi-aventis is defending this action. If patent-based exclusivity for ALLEGRA is lost in the United Kingdom or in any other jurisdiction where a similar action is brought, our rights to receive royalty revenue in any such jurisdiction will terminate.

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

Others may file suit against us alleging that our products or product candidates infringe patents they hold. Even if resolved in our favor, any patent infringement litigation would be costly, would require significant time and attention of our management, could prevent us from commercializing our products for a period of time and could require us to pay significant damages and could have a material adverse effect on our business. If the matter is not resolved in our favor, we could be required to pay significant damages and/or be prevented from commercializing our product and our business could be materially adversely affected. On April 5, 2007, we were served with a complaint filed by Dey, alleging that BROVANA infringes or will induce infringement of a single U.S. patent for which Dey owns all rights, title and interest. We have filed an answer and counterclaim to this complaint and believe we have strong defenses to the allegations made in the complaint, however, it is too early to make a reasonable assessment as to the likely outcome or impact of this litigation.

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

We have entered into a collaboration agreement with 3M for the scale-up and manufacturing of XOPENEX HFA and we may enter into additional collaboration agreements in the future. Under our agreement with 3M, 3M is responsible for manufacturing an MDI formulation of XOPENEX. We commercially introduced XOPENEX HFA in December 2005. If 3M, or any future development or commercialization collaborator, does not devote sufficient time and resources to its collaboration arrangement with us, breaches or terminates its agreement with us, fails to perform its obligations to us in a timely manner or is unsuccessful in its development and/or commercialization efforts, we may not realize the potential commercial benefits of the arrangement and our results of operations may be adversely affected. In addition, if regulatory approval or commercialization of any product candidate under development by or in collaboration with a partner is delayed or limited, we may not realize, or may be delayed in realizing, the potential commercial benefits of the arrangement.

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

In June 2006, we were notified that Teva had filed a claim in the United Kingdom alleging that our two patents relating to fexofenandine, which we have licensed to sanofi-aventis in connection with its sale of ALLEGRA, are invalid, and seeks to have them invalidated. Sanofi-aventis is defending this action. If patent-based exclusivity for ALLEGRA is lost in the United Kingdom or in any other jurisdiction where a similar action is brought our rights to receive royalty revenue in any such jurisdiction will terminate. In addition, in August 2006, we were notified that several ANDAs containing Paragraph IV certifications had been received by the FDA seeking approval of generic versions of certain of Schering-Plough’s CLARINEX products. If and while a generic version of a CLARINEX product is marketed in the U.S. without Schering-Plough’s consent, Schering-Plough will have no obligation to pay royalties to us on the U.S. sales of CLARINEX products.

We rely on third-party manufacturers, and this reliance could adversely affect our ability to meet our customers’ demands.

We currently operate a manufacturing plant that we believe can meet our commercial requirements of the active pharmaceutical ingredient for XOPENEX Inhalation Solution and XOPENEX HFA, partially fulfill our commercial requirements of the active pharmaceutical ingredient for LUNESTA, and support production of our product candidates in amounts needed for our clinical trials. We do not, however, have the capability to manufacture at our manufacturing facility all of our requirements for the active ingredients of our currently approved products, and we have no facilities for manufacturing pharmaceutical dosage forms or finished drug products. Developing and obtaining this capability would be time consuming and expensive. Unless and until we develop this capability, we will rely substantially, and in some cases, entirely, on third-party manufacturers. Cardinal Health, Inc. is currently the sole finished goods manufacturer of our XOPENEX Inhalation Solution and BROVANA, Patheon Inc. is the sole manufacturer of LUNESTA and 3M is the sole manufacturer and supplier of XOPENEX HFA. Certain components of XOPENEX HFA are available from only a single source. If Cardinal Health, Patheon, 3M, or any of our sole-source component suppliers experiences delays or difficulties in producing, packaging or delivering XOPENEX Inhalation Solution, XOPENEX HFA, BROVANA or LUNESTA, as the case may be, we could be unable to meet our customers’ demands for such products, which could lead to customer dissatisfaction and damage to our reputation. Furthermore, if we are required to change manufacturers, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines, including FDA guidelines. The delays associated with the verification of a new manufacturer for XOPENEX Inhalation Solution, XOPENEX HFA, BROVANA or LUNESTA could negatively affect our ability to produce such products in a timely manner or within budget.

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

We are currently commercializing four products. However, all of our product candidates are in the early stages of development. In order to increase the likelihood that we will be able to successfully develop and/or commercialize additional drugs, we intend to acquire and develop additional product candidates and/or approved products. The success of this growth strategy depends upon our ability to correctly establish criteria for such acquisitions and successfully identify, select and acquire product candidates and/or products that meet such criteria. We will be required to integrate any acquired product candidates into our research and development operations and any acquired products into our sales and marketing operations. Managing the development and/or commercialization of a new product involves numerous financial and operational risks, including difficulties allocating resources between existing and acquired assets and attracting and retaining qualified employees to develop and/or sell the product.

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

We may acquire additional businesses and products that complement or augment our existing business. We have limited acquisition experience and may not be able to integrate any acquired business or product successfully or operate any acquired business profitably. Integrating any newly acquired business or product could be expensive and time-consuming. Integration efforts often take a significant amount of time, place a significant strain on managerial, operational and financial resources and could prove to be more difficult or expensive than we predict. The diversion of our management’s attention and any delay or difficulties encountered in connection with any future acquisitions we may consummate could result in the disruption of our on-going business or inconsistencies in standards, controls, procedures and policies that could negatively affect our ability to maintain relationships with customers, suppliers, collaborators, employees and others with whom we have business dealings. Moreover, we may need to raise additional funds through public or private debt or equity financing to acquire any businesses or products, which may result in dilution for stockholders or the incurrence of indebtedness.

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

ITEMS 2-5.                              NONE

ITEM 6.                EXHIBITS

10.1	Employment Agreement by and between the Registrant and Adrian Adams dated March 1, 2007.
10.2	Executive Retention Agreement by and between the Registrant and Adrian Adams dated March 1, 2007.
10.3	Employment Agreement by and between the Registrant and Andrew I. Koven dated March 1, 2007.
10.4	Executive Retention Agreement by and between the Registrant and Andrew I. Koven dated March 1, 2007.
10.5	Transition and Severance Agreement by and between the Registrant and W. James O’Shea dated March 1, 2007.
10.6	Letter Agreement by and between the Registrant and Douglas E. Reedich dated March 1, 2007.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEPRACOR INC.
Date: May 10, 2007	By:	/s/ TIMOTHY J. BARBERICH
Timothy J. Barberich
Chairman and Chief Executive Officer (Principal Executive Officer)
Date: May 10, 2007	By:	/s/ ROBERT F. SCUMACI
Robert F. Scumaci
Executive Vice President, Finance and Administration, and Treasurer (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description
10.1	Employment Agreement by and between the Registrant and Adrian Adams dated March 1, 2007.
10.2	Executive Retention Agreement by and between the Registrant and Adrian Adams dated March 1, 2007.
10.3	Employment Agreement by and between the Registrant and Andrew I. Koven dated March 1, 2007.
10.4	Executive Retention Agreement by and between the Registrant and Andrew I. Koven dated March 1, 2007.
10.5	Transition and Severance Agreement by and between the Registrant and W. James O’Shea dated March 1, 2007.
10.6	Letter Agreement by and between the Registrant and Douglas E. Reedich dated March 1, 2007.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.