Form 10-Q
period 2007-06-30
SEPRACOR INC /DE/
filed 2007-08-09
CIK 877357

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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

The number of shares outstanding of the registrant’s class of Common Stock as of July 31, 2007 was: 107,309,679 shares.

SEPRACOR INC.
INDEX

SEPRACOR INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands)

	June 30, 2007	December 31, 2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$183,425	$415,411
Short-term investments	409,087	568,037
Accounts receivable, net	105,965	175,103
Inventories	42,759	37,087
Other assets	50,330	25,390
Total current assets	791,566	1,221,028
Long-term investments	268,341	182,876
Property and equipment, net	82,821	72,811
Investment in affiliate	4,771	5,107
Deferred financing costs and patents, net	9,560	11,881
Other assets	83	90
Total assets	$1,157,142	$1,493,793
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$23,030	$10,751
Accrued expenses	125,487	113,099
Current portion of notes payable and capital lease obligation	1,235	385
Current portion of convertible subordinated debt	—	440,000
Other current liabilities	104,232	115,877
Total current liabilities	253,984	680,112
Notes payable and capital lease obligation	2,479	693
Convertible subordinated debt	720,820	720,820
Total liabilities	977,283	1,401,625
Stockholders’ equity:
Preferred stock, $1.00 par value, 1,000 shares authorized; none outstanding at June 30, 2007 and December 31, 2006	—	—
Common stock, $.10 par value, 240,000 shares authorized at June 30, 2007 and December 31, 2006; 111,499 and 110,040 shares issued, 107,238 and 105,779 shares outstanding, at June 30, 2007 and December 31, 2006, respectively	11,150	11,004
Treasury stock, at cost (4,261 shares at June 30, 2007 and December 31, 2006)	(232,028)	(232,028)
Additional paid-in capital	1,836,556	1,788,417
Accumulated deficit	(1,449,369)	(1,478,065)
Accumulated other comprehensive income	13,550	2,840
Total stockholders’ equity	179,859	92,168
Total liabilities and stockholders’ equity	$1,157,142	$1,493,793

The accompanying notes are an integral part of the condensed consolidated financial statements.

SEPRACOR INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Revenues:
Product sales	$265,662	$256,427	$586,959	$533,932
Royalties	12,466	7,979	22,603	16,152
Total revenues	278,128	264,406	609,562	550,084
Costs and expenses:
Cost of product sold	25,141	20,693	56,493	46,226
Cost of royalties	389	283	655	442
Research and development	45,457	36,360	86,159	85,629
Selling, marketing and distribution	191,516	182,605	383,634	372,596
General and administrative	19,297	18,087	38,189	32,595
Litigation settlement, net	—	—	34,000	—
Total costs and expenses	281,800	258,028	599,130	537,488
Income (loss) from operations	(3,672)	6,378	10,432	12,596
Other income (expense):
Interest income	11,107	10,990	23,709	20,784
Interest expense	(113)	(5,543)	(2,870)	(11,094)
Equity in investee losses	(132)	(95)	(404)	(353)
Other expense	(558)	(256)	(286)	(312)
Income before income taxes	6,632	11,474	30,581	21,621
Income taxes	485	430	1,885	541
Net income after income taxes	$6,147	$11,044	$28,696	$21,080
Basic net income per common share	$0.06	$0.11	$0.27	$0.20
Diluted net income per common share	$0.05	$0.10	$0.25	$0.18
Shares used in computing basic and diluted net income per common share:
Basic	106,567	104,587	106,275	104,441
Diluted	116,635	115,371	116,839	115,344

The accompanying notes are an integral part of the condensed consolidated financial statements.

SEPRACOR INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Six Months Ended
	June 30, 2007	June 30, 2006
Cash flows from operating activities:
Net income	$28,696	$21,080
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	10,585	10,723
Equity in investee losses	404	353
Stock compensation	17,589	20,843
Loss (gain) on asset disposal	200	(150)
Changes in operating assets and liabilities:
Accounts receivable	69,139	(18,772)
Inventories	(4,887)	(11,016)
Other current assets	(24,867)	(6,756)
Accounts payable	12,233	3,470
Accrued expenses	12,293	(63,423)
Other current liabilities	(11,645)	8,007
Net cash provided by (used in) operating activities	109,740	(35,641)
Cash flows from investing activities:
Purchases of short and long-term investments	(577,314)	(617,961)
Sales and maturities of short and long-term investments	659,456	582,858
Additions to property and equipment	(14,252)	(8,663)
Proceeds from sales of equipment	—	150
Investment in non-affiliate	—	(8,939)
Net cash provided by (used in) investing activities	67,890	(52,555)
Cash flows from financing activities:
Net proceeds from issuance of common stock	30,696	17,290
Repayments of long-term debt and capital leases	(440,597)	(1,180)
Net cash provided by (used in) financing activities	(409,901)	16,110
Effect of exchange rate changes on cash and cash equivalents	285	66
Net decrease in cash and cash equivalents	(231,986)	(72,020)
Cash and cash equivalents at beginning of period	415,411	178,144
Cash and cash equivalents at end of period	$183,425	$106,124
Supplemental schedule of cash flow information:
Cash paid during the period for interest	$22,084	$22,052
Cash paid during the period for income taxes	$3,873	$94
Non cash activities:
Additions to capital leases	$3,260	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

1.                 Basis of Presentation

The accompanying condensed consolidated interim financial statements are unaudited and have been prepared on a basis substantially consistent with the audited financial statements. Certain information and footnote disclosures normally included in our annual financial statements have been condensed or omitted. The consolidated interim financial statements, in the opinion of our management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for the interim periods ended June 30, 2007 and 2006.

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

In June 2006, the FASB issued FASB Interpretation, or FIN, No. 48, “Accounting for Uncertainty in Income Taxes,” or FIN 48. FIN 48 clarifies the application of SFAS No. 109, “Accounting for Income Taxes,” by providing detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements. Tax positions must meet a more likely than not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. We adopted FIN 48 in January 2007. As noted in footnote 10 below, the adoption of FIN 48 did not have a material impact on our consolidated financial statements or results of operations.

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

For the three and six months ended June 30, 2007 and 2006, the following securities were excluded from the computation of diluted EPS because they would have had an anti-dilutive effect:

a.                 Options to purchase shares of common stock:

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
	(in thousands, except price per share data)
Number of options	6,645	8,192	6,618	8,072
Price range per share	$44.78 to $87.50	$38.26 to $87.50	$44.78 to $87.50	$38.26 to $87.50

b.                Shares of common stock reserved for issuance upon conversion of convertible subordinated debt:

	June 30, 2007	June 30, 2006
	(in thousands)
5% convertible subordinated debentures due 2007	—	4,763
Total	—	4,763

We have issued 0% convertible subordinated notes due 2024, which were not convertible into equity as of June 30, 2007 or 2006 or at any time during the six months ended June 30, 2007 or 2006. Once these notes become convertible into equity, shares of common stock will be reserved under the conversion formula for issuance upon conversion if and when our common stock price exceeds $67.20 per share on the NASDAQ Global Select Market. Prior to such occurrence, the notes are only convertible into cash.

4.                 Inventories

Inventories consist of the following:

	June 30, 2007	December 31, 2006
	(in thousands)
Raw materials	$22,586	$21,611
Finished goods	20,173	15,476
Total	$42,759	$37,087

5.                 Deferred Financing and Patents Costs

The following schedule details the carrying value of our patents and deferred financing costs:

	June 30, 2007	December 31, 2006
	(in thousands)
Deferred financing costs, gross	$20,407	$34,440
Accumulated amortization	(11,418)	(23,215)
Deferred financing costs, net	$8,989	$11,225
Patents, gross	$2,259	$2,259
Accumulated amortization	(1,688)	(1,603)
Patents, net	$571	$656

The following schedule details our amortization expense related to patents and deferred financing costs:

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
	(in thousands)
Amortization of deferred financing costs	$960	$1,435	$2,236	$2,870
Amortization of patents	34	70	85	126
Total	$994	$1,505	$2,321	$2,996

6.                 Convertible Subordinated Debt

Convertible subordinated debt consists of the following:

	June 30, 2007	December 31, 2006
	(in thousands)
5% convertible subordinated debentures due February 2007	$—	$440,000
0% Series A convertible senior subordinated notes due December 2008	72,800	72,800
0% Series B convertible senior subordinated notes due December 2010	148,020	148,020
0% convertible senior subordinated notes due October 2024	500,000	500,000
Total	$720,820	$1,160,820

7.                 Comprehensive Income (Loss)

Total comprehensive income (loss) consists of net income, net foreign currency translation adjustment and net unrealized gain (loss) on available-for-sale securities.

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
	(in thousands)
Comprehensive income (loss):
Net income	$6,147	$11,044	$28,696	$21,080
Net foreign currency translation adjustment	1,791	722	1,844	681
Net unrealized gain (loss) on available-for-sale securities	(2,646)	(14,670)	8,866	(3,864)
Total comprehensive income (loss)	$5,292	$(2,904)	$39,406	$17,897

8.                 Legal Proceedings

Tecastemizole Class Action Complaints

In June 2007, we filed in the United States District Court for the District of Massachusetts, or the Court, a Stipulation of Settlement regarding two securities class action lawsuits, or class actions, pending in the Court naming Sepracor and certain of our current and former officers and one director as defendants. As previously disclosed, the class actions, which were filed on behalf of certain purchasers of our equity and debt securities, or the plaintiffs, allege that the defendants violated the Federal securities laws by making false and misleading statements relating to the testing, safety and likelihood of approval of tecastemizole by the United States Food and Drug Administration, or FDA.

Under the terms of the Stipulation of Settlement, in June 2007 we paid into escrow $52.5 million in settlement of the class actions and received an $18.5 million reimbursement in July 2007, from our insurance carriers. The total settlement amount will be released from escrow upon the Court’s final approval of the Stipulation of Settlement. The litigation settlement expense of $34.0 million, relating to this matter, was recorded during the quarter ended March 31, 2007.

The Stipulation of Settlement contains no admission of wrongdoing. Sepracor and the other defendants have always maintained and continue to believe that we did not engage in any wrongdoing or otherwise commit any violation of Federal or state securities laws or other laws. However, given the potential cost and burden of continued litigation, we believe the settlement is in our best interests and the best interests of our stockholders.

If the Court grants final approval of the Stipulation of Settlement, the Court will dismiss the class actions with prejudice and the plaintiffs will be deemed to have released all claims against us. We can provide no assurance that the Court will approve the Stipulation of Settlement or that members of the classes will not opt out of the settlement and elect to pursue litigation against us regarding the matters alleged in the class actions. If the Court does not approve the Stipulation of Settlement, or members of the classes opt out and pursue litigation against us despite finalization of the settlement, or we determine to terminate the Stipulation of Settlement pursuant to its terms due to the percentage of members who opt out, we will need to continue to defend against these claims, which could have a material adverse effect on our financial condition and business. If these matters were concluded in a manner adverse to us, we could be required to pay substantially more in damages than the amount provided for in the Stipulation of Settlement. In addition, the costs to us of defending any litigation or other proceeding, even if resolved in our favor, could be substantial. Such litigation could also substantially divert the attention of our management and our resources in general. Uncertainties resulting from the initiation and continuation of any litigation or other proceedings could harm our ability to compete in the marketplace.

Litigation Related to Generic Competition

Levalbuterol Hydrochloride Inhalation Solution Abbreviated New Drug Applications

In September 2005, we received notification that the FDA had received an Abbreviated New Drug Application, or ANDA, from Breath Limited, or Breath, seeking approval of a generic version of our 1.25 mg/3 mL, 0.63 mg/3 mL and 0.31 mg/3 mL XOPENEX® (levalbuterol hydrochloride) Inhalation Solution. Breath’s submission includes a Paragraph IV certification alleging that our patents listed in the FDA publication entitled “Approved Drug Products With Therapeutic Equivalence Evaluations,” commonly referred to as the “Orange Book,” for these three concentrations of XOPENEX (levalbuterol hydrochloride) Inhalation Solution are invalid, unenforceable or not infringed by the generic version for which Breath is seeking approval. We have filed a civil action against Breath for patent infringement.

In January 2006, we received notification that the FDA had received an ANDA, including a Paragraph IV certification, from Dey, L.P., seeking approval of a generic version of our 1.25 mg/3 mL, 0.63 mg/3 mL, and 0.31 mg/3 mL XOPENEX (levalbuterol hydrochloride) Inhalation Solution. Dey, L.P.’s submission includes a Paragraph IV certification alleging that our patents listed in the Orange Book for these three concentrations of XOPENEX (levalbuterol hydrochloride) Inhalation Solution are invalid, unenforceable, or not infringed by the generic version for which Dey, L.P. is seeking approval. We filed a civil action against Dey, L.P. for patent infringement.

In April 2006, we were notified of an ANDA seeking approval of a generic version of our 1.25 mg/3 mL, 0.63 mg/3 mL and 0.31 mg/3 mL XOPENEX (levalbuterol hydrochloride) Inhalation Solution including a Paragraph IV certification, which was submitted to the FDA by Watson Laboratories, Inc., or Watson. Watson’s Paragraph IV certification was limited to our patent that expires in 2021 and covers certain levalbuterol hydrochloride inhalation solution, including our XOPENEX

(levalbuterol hydrochloride) Inhalation Solution. We have decided not to file a civil action against Watson for patent infringement at this time.

In August 2006, we received notification that the FDA had received an ANDA including a Paragraph IV certification, from Dey, L.P. seeking approval of a generic version of our 1.25 mg/0.5 mL XOPENEX (levalbuterol hydrochloride) Inhalation Solution concentrate. We have filed a civil action against Dey, L.P. for patent infringement. In September 2006, both civil actions we filed against Dey, L.P. were consolidated into a single suit.

In May 2007, we received notification that the FDA had received an ANDA, from Barr Laboratories, Inc., or Barr, seeking approval of a generic version of our 1.25 mg/3 mL, 0.63 mg/3 mL and 0.31 mg/3 mL XOPENEX (levalbuterol hydrochloride) Inhalation Solution. Barr’s submission includes a Paragraph IV certification alleging that our patents listed in the Orange Book for these three concentrations of XOPENEX (levalbuterol hydrochloride) Inhalation Solution are invalid, unenforceable or not infringed by the generic version for which Barr is seeking approval. On July 12, 2007, we filed a civil action against Barr for patent infringement.

Desloratadine Abbreviated New Drug Applications

In June 2007, we received notification that the FDA had received an ANDA from Glenmark Pharmaceuticals, Ltd. and Glenmark Pharmaceuticals, Inc., USA, which we refer to collectively as Glenmark, seeking approval of a generic version of Schering-Plough Corporation, or Schering-Plough’s, 5 mg tablets of CLARINEX® brand desloratadine. Glenmark’s submission includes a Paragraph IV certification alleging that our patents that Schering-Plough (as licensee of such patents) listed in the Orange Book for its CLARINEX brand desloratadine are invalid, unenforceable or not infringed by the generic version for which Glenmark is seeking approval. In July 2007, we and the University of Massachusetts, co-owners of certain patents listed in the Orange Book, filed a civil action against Glenmark for patent infringement.

In July 2007, we received notification that the FDA had received an ANDA from Sun Pharmaceutical Industries, Ltd., seeking approval of a generic version of Schering-Plough’s 5 mg tablets of CLARINEX brand desloratadine. Sun Pharmaceutical Industries, Ltd.’s submission includes a Paragraph IV certification alleging that our patents listed by Schering-Plough (as licensee of such patents) in the Orange Book for CLARINEX brand desloratadine are invalid, unenforceable, or are not infringed by the generic version for which Sun Pharmaceutical Industries, Ltd. is seeking approval. We are contemplating filing a civil action against Sun Pharmaceuticals Industries, Ltd. for patent infringement.

Should we successfully enforce our U.S. patents, ANDA approval will not occur until the expiration of the applicable patents. Otherwise, the FDA will stay its approval of the relevant ANDA until thirty months following the date we received notice of such ANDA or until a court decides that our patents are invalid, unenforceable or not infringed, whichever is earlier. Should we successfully enforce our foreign patents, generic companies will be prevented from obtaining patent protection for similar drugs, and will be deterred from market entry until the expiration of the applicable patent(s).

Patent litigation involves complex legal and factual questions. We can provide no assurance concerning the outcome or the duration of any patent related lawsuits. If we, or third parties from whom we receive royalties, are not successful in enforcing our respective patents, the generic companies will not be excluded, for the full term of our patents, from marketing their generic versions of our products or third party products for which we have licensed rights to our patents. Introduction of generic copies of any of our products or third party products for which we have licensed rights to our patents before the expiration of our patents would have a material adverse effect on our business.

BROVANA Patent Infringement Claim

In April 2007, we were served with a complaint filed by Dey, L.P. and Dey, Inc., referred to collectively as Dey, alleging that the manufacture and sale of BROVANA™ (arformoterol tartrate) Inhalation Solution infringes or will induce infringement of a single U.S. patent for which Dey owns all rights, title and interest. In April 2007, we filed an answer and counterclaim to this complaint seeking to invalidate the originally asserted patent and a second related patent. In May 2007, Dey filed a reply asserting infringement of the second patent. It is too early to make a reasonable assessment as to the likely outcome or impact of this litigation. We are unable to reasonably estimate any possible range of loss or liability related to this lawsuit due to its uncertain resolution.

Stock Option Inquiry and Derivative Stockholder Complaints

We announced in June 2006 that the SEC is conducting an informal inquiry into our stock option grants and stock option granting practices. A special committee of our outside directors, with the assistance of outside legal counsel and outside accounting specialists, reviewed the stock option grants to our officers, directors and employees from 1996 to June 2006 under our various stock option plans in effect during this period. Our finance department also reviewed the stock option grants and stock option practices from 1996 to June 2006. Their review resulted in the restatement of our financial statements for the quarters ended March 31, June 30 and September 30, 2005, the quarter ended March 31, 2006 and the years ended December 31, 2005, 2004 and 2003. Representatives from the U.S. Attorneys Office attended some of the earlier meetings that our outside counsel had with the SEC. While the U.S. Attorneys Office has not initiated an investigation, we cannot be certain that it will not. In October 2006, the Internal Revenue Service, or IRS, commenced an audit into our 2005 and 2004 U.S. Federal income tax returns and has requested, among other things, certain information relating to our stock option grants and granting practices. The SEC and/or any other governmental agency that may initiate a formal investigation may reach different conclusions and, if so, we could be subject to monetary damages, fines and penalties, and our officers and/or directors could be prohibited from serving as officers and directors of any public company and could be subject to criminal penalties and/or disgorgement.

We have accepted service of three stockholder derivative complaints relating to certain of our stock option grants that were filed in the Superior Court, Middlesex County, Commonwealth of Massachusetts, naming Sepracor as nominal defendant and also naming as defendants certain current members of our board of directors and certain of our current and former employees. The complaints allege purported breaches of fiduciary duties and unjust enrichment in connection with certain stock option grants made by us between June 1998 and May 2001. The complaints seek monetary damages in unspecified amounts, equitable and injunctive relief, including disgorgement of profits obtained by certain defendants and other relief as determined by the Court. On September 12, 2006, the three complaints were consolidated into one action, and on September 22, 2006, the action was transferred to the Business Litigation Session of the Superior Court, Suffolk County, Commonwealth of Massachusetts. On October 19, 2006, plaintiffs filed a consolidated complaint alleging breaches of fiduciary duty and unjust enrichment in connection with certain stock option grants we made between December 1995 and April 2003. On November 20, 2006, we moved to dismiss the Consolidated Amended Complaint and a hearing on the motion was held on March 20, 2007. The court has stayed all discovery in this case, and no decision on this motion has been rendered at this time.

Three stockholder derivative complaints relating to the same subject matter were filed against Sepracor, certain current and former members of our board of directors and certain of our current and former employees in the United States District Court for the District of Massachusetts on September 28, 2006, October 3, 2006 and October 12, 2006. In addition to several common law theories alleging breaches of fiduciary duty and unjust enrichment, these complaints allege violations of Federal securities laws. On January 30, 2007, the Court consolidated the actions and a consolidated complaint was filed. On April 9,

2007, we moved to stay the Federal court lawsuit pending resolution of the state court motion to dismiss, and on May 4, 2007, the Court entered an order granting the motion and staying the Federal case.

We are unable to reasonably estimate any possible range of loss or liability related to the stock option inquiry and/or derivative suits due to their uncertain resolution.

LUNESTA Trademark Claim

In September 2006, Tharos Laboratories, Inc., or Tharos, filed suit against us in the United States District Court, District of Utah, Central Division, alleging trademark infringement, dilution, unfair competition, false advertising and false designation of origin arising out of our use of our silk luna moth design in connection with LUNESTA®. Tharos seeks unspecified monetary damages and to enjoin our use of the silk luna moth design. In October 2006, we filed a motion to dismiss Tharos’ claims. On February 9, 2007, the court granted our motion in respect of the state unfair competition claims and denied it in respect of Tharos’ other claims. On March 6, 2007, we filed an answer to Tharos’ complaint. In addition, we filed counterclaims against Tharos for cancellation of Tharos’ alleged trademark and for false advertising. We continue to defend our trademark in this litigation but we are unable at this stage to predict its ultimate resolution.

From time to time we are party to other legal proceedings in the course of our business. We do not, however, expect such other legal proceedings to have a material adverse effect on our business or financial condition.

9.                 Commitments and Contingencies

In conjunction with the review of our stock option granting practices, we have also evaluated the related tax issues to determine if we may be subject to additional tax liability as a result of the matters under review. As a result of such additional tax liability, previously deducted compensation related to exercised stock options may be non-deductible under Section 162(m) of the Internal Revenue Code. Accordingly, our net operating loss carryforward may be reduced; however, we have a full valuation allowance against our deferred tax assets and, as a result, do not expect any material impact on our financial position or results of operations. In addition, due to the revision of measurement dates, certain stock options that we previously treated as incentive stock options do not actually qualify for such treatment and must be treated as non-statutory stock options. Accordingly, we may be subject to fines and/or penalties relating to the tax treatment of such stock options. However, we do not believe it is probable that we will incur any material additional tax liability as a result of the matters under review and any such amount is not expected to have a material impact on our financial position or results of operations. The SEC and/or any other governmental agency that may initiate a formal investigation may reach different conclusions and, if so, we could be subject to monetary damages, fines and penalties, and our officers and/or directors could be prohibited from serving as officers and directors of any public company and could be subject to criminal penalties and disgorgement.

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

We adopted FIN 48 in January 2007. The implementation of FIN 48 did not have a material impact on our consolidated financial statements or results of operations. We are currently in the process of conducting a study of our research and development credit carryforwards. This study may result in an adjustment to our research and development credit carryforwards. However, until the study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position under FIN 48. We reasonably estimate that our unrecognized tax benefits position will not change significantly within the next twelve months.

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

The foreign jurisdictions where we currently file income tax returns are Canada and the Netherlands Antilles. We are currently under examination by Canada Revenue Agency, or CRA, for our Scientific Research and Experimental Development claims for the years ended December 31, 2004 and 2003. There are currently no examinations being conducted by the tax authorities in the Netherlands Antilles. With limited exceptions, we are no longer subject to examination in Canada and the Netherlands Antilles for years prior to 2003 and 1999, respectively, although carryforward attributes that were generated prior to these respective periods may still be adjusted upon examination if they either have been or will be used in a future period.

We recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. This policy did not change as a result of the adoption of FIN 48. For the quarter ended June 30, 2007, we did not recognize any accrued interest and penalties in our consolidated statement of operations or our consolidated balance sheet.

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

Executive Overview

We are a research-based pharmaceutical company focused on discovering, developing and commercializing differentiated products that address large and growing markets and unmet medical needs and can be marketed to primary care physicians and certain specialists through our sales force.

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

•       BROVANA™ (arformoterol tartrate) as a long-term, twice-daily maintenance treatment of bronchoconstriction in patients with chronic obstructive pulmonary disease, or COPD, including chronic bronchitis and emphysema; and

•       LUNESTA® (eszopiclone) for the treatment of insomnia.

We market and sell XOPENEX Inhalation Solution, XOPENEX HFA, BROVANA and LUNESTA directly through our sales force. We have entered into out-licensing arrangements with respect to the sale of eszopiclone in Japan and with respect to several other compounds. We expect to commercialize any additional products that we may successfully develop or acquire through our sales force, through co-promotion agreements and/or through out-licensing partnerships.

Critical near-term success factors for us include our ability to:

•       continue to increase our LUNESTA revenues, despite increasing competition;

•       grow XOPENEX Inhalation Solution revenues outside of the Medicare market by maintaining targeted sales and marketing efforts aimed at the retail and hospital market segments. Medicare market revenues may be adversely affected by potential restrictions on Medicare Part B coverage or additional changes in the Medicare Part B reimbursement amount for XOPENEX Inhalation Solution;

•       continue to increase our XOPENEX HFA revenues;

•       successfully market and sell BROVANA, particularly in the home health care market segment, which could be adversely affected by potential restrictions on Medicare Part B reimbursement or changes in the Medicare Part B reimbursement amount for BROVANA;

•       manage expenses effectively to preserve profitability and positive cash flow from operations; and

•       maintain patent protection for our products, particularly for XOPENEX Inhalation Solution for which four Abbreviated New Drug Applications, or ANDAs, have been submitted to the United States Food and Drug Administration, or FDA.

Our long-term success depends in large part on our ability to successfully develop or acquire and commercialize new product candidates.

We expect that sales of LUNESTA and XOPENEX Inhalation Solution will represent the majority of our total revenues in 2007. We do not have long-term sales contracts with our customers, and we rely on purchase orders for sales of our products. Reductions, delays or cancellations of orders for LUNESTA, XOPENEX Inhalation Solution, XOPENEX HFA or BROVANA could adversely affect our operating results. If sales of LUNESTA, XOPENEX Inhalation Solution, XOPENEX HFA and/or BROVANA do not meet our expectations, we may not have sufficient revenues to achieve our business plan and our business will not be successful.

In 2007, we expect to be profitable for the year on an operating and net income basis. We expect sales and marketing expenses to continue to increase as compared to 2006 as we incur increasing sales commission and marketing costs related to anticipated product revenue growth. We expect research and development expenses to continue to increase as compared to 2006 as we continue to invest in research and development activities relating to studies for LUNESTA, additional studies for BROVANA, and continued development of our SEP-225289, SEP-227162 and SEP-225441 drug candidates, as well as increased drug discovery efforts. As part of our business strategy for the remainder of 2007 and the future, we expect to consider and, as appropriate, consummate acquisitions of other technologies, product candidates, approved products and/or businesses.

Significant 2007 Developments

In July 2007, we announced that we had submitted a Marketing Authorization Application, or MAA, to the European regulatory authorities for LUNIVIA® brand eszopiclone, marketed as LUNESTA in the United States, for the treatment of insomnia in the European Union. Approval of the MAA, which is the European Union equivalent of a New Drug Application, or NDA, in the United States, would allow authorization to market LUNIVIA in the European Union.

In July 2007, we also announced that we had entered into an agreement with Eisai Co. Ltd., or Eisai, for the development and commercialization of our eszopiclone product, marketed as LUNESTA in the United States. Under this agreement, Eisai will be responsible for completing remaining clinical trials necessary for attaining marketing approval from the Japanese regulatory authorities and, contingent on obtaining regulatory approval, commercialization of the product in Japan. We received an initial milestone payment and will be entitled to receive subsequent payments upon accomplishment of various development, regulatory and pricing milestones, as well as royalties on product sales. We will also be responsible for, and will receive compensation in connection with, the manufacture and supply of bulk tablets and/or active ingredient.

In June 2007, we announced that the Centers for Medicare and Medicaid Services, or CMS, issued its new, bundled, third quarter 2007 payment amount for XOPENEX Inhalation Solution and generic albuterol inhalation solution products. The new Medicare Part B reimbursement rate announced by CMS currently is $0.525 per 0.5 mg of levalbuterol and $0.525 per 1 mg of generic albuterol. This translates into $1.31 per unit dose for the 1.25 mg dose of XOPENEX Inhalation Solution, which is the dose of

XOPENEX Inhalation Solution most commonly used by Medicare Part B beneficiaries. This reimbursement rate went into effect on July 1, 2007. Revenues from the sale of XOPENEX Inhalation Solution for the quarter ended June 30, 2007 were, and we expect will continue to be, adversely affected as a result of a change in the reimbursement Medicare Part B rate.

In June 2007, we filed in the United States District Court for the District of Massachusetts, or the Court, a Stipulation of Settlement regarding two securities class action lawsuits, or class actions, pending in the Court naming Sepracor and certain of our current and former officers and one director as defendants. As previously disclosed, the class actions, which were filed on behalf of certain purchasers of our equity and debt securities, or the plaintiffs, allege that the defendants violated the Federal securities laws by making false and misleading statements relating to the testing, safety and likelihood of approval of tecastemizole by the FDA.

Under the terms of the Stipulation of Settlement, in June 2007 we paid into escrow $52.5 million in settlement of the class actions and received an $18.5 million reimbursement in July 2007, from our insurance carriers. The total settlement amount will be released from escrow upon the Court’s final approval of the Stipulation of Settlement. The litigation settlement expense of $34.0 million, relating to this matter, was recorded during the quarter ended March 31, 2007.

The Stipulation of Settlement contains no admission of wrongdoing. Sepracor and the other defendants have always maintained and continue to believe that we did not engage in any wrongdoing or otherwise commit any violation of Federal or state securities laws or other laws. However, given the potential cost and burden of continued litigation, we believe the settlement is in our best interests and the best interests of our stockholders.

If the Court grants final approval of the Stipulation of Settlement, the Court will dismiss the class actions with prejudice and the plaintiffs will be deemed to have released all claims against us. We can provide no assurance that the Court will approve the Stipulation of Settlement or that members of the classes will not opt out of the settlement and elect to pursue litigation against us regarding the matters alleged in the class actions. If the Court does not approve the Stipulation of Settlement, or members of the classes opt out and pursue litigation against us despite finalization of the settlement, or we determine to terminate the Stipulation of Settlement pursuant to its terms due to the percentage of members who opt out, we will need to continue to defend against these claims, which could have a material adverse effect on our financial condition and business. If these matters were concluded in a manner adverse to us, we could be required to pay substantially more in damages than the amount provided for in the Stipulation of Settlement. In addition, the costs to us of defending any litigation or other proceeding, even if resolved in our favor, could be substantial. Such litigation could also substantially divert the attention of our management and our resources in general. Uncertainties resulting from the initiation and continuation of any litigation or other proceedings could harm our ability to compete in the marketplace.

In May 2007, we announced that Adrian Adams, President and Chief Operating Officer of Sepracor, was elected to the role of President and Chief Executive Officer. Mr. Adams assumed the Chief Executive Officer role from Timothy J. Barberich, who was simultaneously elected Executive Chairman of the Board of Directors.

In April 2007, we announced the commercial availability of BROVANA (arformoterol tartrate) for the treatment of COPD. In April 2007, CMS announced that it is recommending that BROVANA be awarded a unique reimbursement code under the Medicare Part B prescription drug benefit. The final decision is expected in the fourth quarter of 2007 and, if favorable, would become effective on January 1, 2008. In June 2007, CMS announced coverage criteria and interim reimbursement coding for BROVANA that will remain in effect for the remainder of 2007.

In April 2007, we were served with a complaint filed by Dey, L.P. and Dey, Inc., referred to collectively as Dey, alleging that the manufacture and sale of BROVANA (arformoterol tartrate) infringes or will induce infringement of a single U.S. patent for which Dey owns all rights, title and interest. In April 2007, we filed an answer and counterclaim to this complaint seeking to invalidate the originally asserted patent and a second related patent. In May 2007, Dey filed a reply asserting infringement of the second patent. It is too early to make a reasonable assessment as to the likely outcome or impact of this litigation. We are unable to reasonably estimate any possible range of loss or liability related to this lawsuit due to its uncertain resolution.

In March 2007, we announced that W. James O’Shea had resigned as our President and Chief Operating Officer and was elected Vice Chairman. In addition, we announced that, effective March 1, 2007, our board had elected Adrian Adams to the positions of President and Chief Operating Officer and Andrew I. Koven to the positions of Executive Vice President, General Counsel and Secretary. The board, upon the recommendation of the nominating and corporate governance committee, also elected Mr. Adams to the board of directors, as a Class II director. Douglas E. Reedich, Senior Vice President, Legal Affairs, plans to leave Sepracor but will remain in this position for a short transition period to ensure an orderly transition in the handling of our legal matters.

In February 2007, we paid in full $440.0 million in aggregate principal amount of outstanding 5% convertible subordinated debentures, which matured on February 15, 2007, plus approximately $11.0 million in accrued interest.

Three Month Periods ended June 30, 2007 and 2006

Revenues

Product sales were $265.7 million and $256.4 million for the three months ended June 30, 2007 and 2006, respectively, an increase of approximately 4%.

Sales of XOPENEX Inhalation Solution were $104.9 million and $115.7 million for the three months ended June 30, 2007 and 2006, respectively, a decrease of approximately 9%. The decrease is primarily due to a 9% decrease in the net selling price as a result of a higher rate of sales discounts and allowances during the three months ended June 30, 2007, primarily related to an increase in Medicaid and Medicare Part B government rebates. The number of units sold decreased by less than 1% for the three months ended June 30, 2007 as compared to the same period in 2006. Adjustments recorded to gross sales are disclosed below under the heading “Analysis of gross sales to net sales.”

Sales of XOPENEX HFA were $12.3 million and $1.6 million for the three months ended June 30, 2007 and 2006, respectively, an increase of approximately 670%. The increase is due to a 331% increase in the number of units sold, and a 79% increase in the net selling price, which is primarily related to fewer units sold in the three months ended June 30, 2007 under a government contract with the Department of Veterans Affairs, or VA, as compared to the same period in 2006. Adjustments recorded to gross sales are disclosed below under the heading “Analysis of gross sales to net sales.”

Sales of BROVANA were $5.5 million and $0 million for the three months ended June 30, 2007 and 2006, respectively. We introduced BROVANA commercially in April 2007.

Sales of LUNESTA were $143.0 million and $139.1 million for the three months ended June 30, 2007 and 2006, respectively, an increase of approximately 3%. The increase is primarily the result of a 10% increase in the gross selling price, which yielded an increase of approximately 6% in net selling price due to a higher rate of sales discounts and allowances, particularly with respect to Medicaid and Medicare Part D government rebates. This 6% net selling price increase was offset by a 4% decrease in the number of units sold in the three months ended June 30, 2007 compared to the same period in 2006. Adjustments recorded to gross sales are disclosed below under the heading “Analysis of gross sales to net sales.”

Analysis of gross sales to net sales—We record product sales net of the following significant categories of product sales allowances: payment term discounts, government and commercial rebates and discounts, returns and other discounts. Calculating each of these items involves significant estimates and judgments and requires us to use information from external sources. We recompute these amounts each quarter and, historically, our estimates have not materially differed from actual results. The following table presents the adjustments deducted from gross sales to arrive at total net sales:

	For the Three Months Ended June 30,
	2007	% of Sales	2006	% of Sales	$ Change	% Change
	(dollars in thousands)
Gross sales	$336,960	100.0%	$298,292	100.0%	$38,668	13%
Adjustments to gross sales:
Payment term discounts	6,741	2.0%	6,414	2.2%	327	5%
Wholesaler fee-for-service	3,712	1.1%	7,291	2.4%	(3,579)	(49)%
Government and commercial rebates and discounts	51,747	15.4%	23,413	7.8%	28,334	121%
Returns	3,831	1.1%	4,268	1.4%	(437)	(10)%
Other (includes product introduction discounts)	5,267	1.6%	479	0.2%	4,788	1,000%
Sub-total adjustments	71,298	21.2%	41,865	14.0%	29,433	70%
Net sales	$265,662	78.8%	$256,427	86.0%	$9,235	4%

The increase in adjustments to gross sales as a percentage of gross sales for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006 primarily reflects an increase in government and commercial rebates and discounts as a result of an increase in Medicaid discounts that we offered on the sales of LUNESTA, XOPENEX Inhalation Solution and XOPENEX HFA; an increase in discounts given through Medicare Part B program that we offered on the sales of XOPENEX Inhalation Solution; and an increase in discounts given through our managed care program that we offered on the sales of LUNESTA and XOPENEX HFA. In addition, adjustments to gross sales increased as a result of an increase in discounts we offered through voucher and coupon programs on the sales of LUNESTA and XOPENEX HFA. Partially offsetting these increases in adjustments to gross sales as a percentage of gross sales was a decrease in wholesaler fee-for-service adjustments primarily related to a LUNESTA price increase in June 2007.

Royalties were $12.5 million and $8.0 million for the three months ended June 30, 2007 and 2006, respectively, an increase of approximately 56%.

Royalties earned on the sales of ALLEGRA® (fexofenadine HCl), under our agreement with sanofi-aventis, increased to $6.3 million for the three months ended June 30, 2007 compared to $3.2 million for the same period in 2006, primarily resulting from increased sales in Japan.

Royalties earned on sales of CLARINEX® (desloratadine), under our agreement with Schering-Plough Corporation, or Schering-Plough, were $4.8 million for the three months ended June 30, 2007 compared to $3.5 million for the same period in 2006.

Royalties earned on sales of XYZAL®/XUSAL™ (levocetirizine) under our agreement with UCB Pharma SA, Belgium, or UCB, increased slightly to $1.4 million for the three months ended June 30, 2007 as compared to $1.3 million for the same period in 2006.

A number of the patents we own and license to third parties for which we receive these royalties are the subject of patent invalidation or revocation claims. We can provide no assurance concerning the outcome or the duration of any patent related lawsuits. If we, or third parties from whom we receive royalties, are not successful in enforcing our respective patents, the generic companies will not be excluded from marketing their generic versions of these products. Introduction of generic copies of any of these products before the expiration of our patents or the patents of our licensees could have a material adverse effect on our business.

Costs of Revenues

Cost of products sold was $25.1 million and $20.7 million for the three months ended June 30, 2007 and 2006, respectively.

Cost of XOPENEX Inhalation Solution sold as a percentage of XOPENEX Inhalation Solution gross sales was approximately 7% for both the three months ended June 30, 2007 and 2006.

Cost of XOPENEX HFA sold as a percentage of XOPENEX HFA gross sales was approximately 15% and 17% for the three months ended June 30, 2007 and 2006, respectively. Included in the costs of XOPENEX HFA sold is a royalty paid on net sales of XOPENEX HFA to 3M Company, or 3M, our third-party finished goods manufacturer of the product. The decrease in the cost as a percentage of gross sales is primarily due to a decrease in manufacturing costs.

Cost of BROVANA sold as a percentage of BROVANA gross sales was approximately 20% for the three months ended June 30, 2007. We introduced BROVANA commercially in April 2007.

Cost of LUNESTA sold as a percentage of LUNESTA gross sales was approximately 6% for both the three months ended June 30, 2007 and 2006, with the largest portion being the royalty paid on net sales of LUNESTA to a third party.

Cost of royalties earned was $389,000 and $283,000 for the three months ended June 30, 2007 and 2006, respectively, an increase of approximately 37%. The cost of royalties in both periods relates to an obligation to a third party as a result of royalties we earn from Schering-Plough based on its sales of CLARINEX. This increase in third-party obligations is due to the increase in royalties earned during the three months ended June 30, 2007 as compared with the same period in 2006.

Research and Development

Research and development expenses were $45.5 million and $36.3 million for the three months ended June 30, 2007 and 2006, respectively, an increase of approximately 25%. The increase is primarily due to higher spending on our Phase IV LUNESTA program, early stage SEP-227162 program and Phase IV BROVANA program.

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

Below is a summary of development of our products and product candidates that represent approximately 10% or more of our direct project research and development spending for the three months ended June 30, 2007. The “Estimate of Completion of Phase” column contains forward-looking statements regarding expected timing of completion of product development phases. Completion of product development, if successful, culminates in the submission of an NDA to the FDA; however, there can be no assurance that the FDA will accept for filing, or approve, any NDA. The actual timing of completion of phases could differ materially from the estimates provided in the table. In the table below, the three commercial products and the two product candidates listed accounted for approximately 86% of our direct project research and development spending for the three months ended June 30, 2007. No other product candidate accounted for more than 5% of our direct research and development spending in this period.

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

*                    We commercially introduced LUNESTA in April 2005.

**             We commercially introduced XOPENEX HFA in December 2005.

***      We commercially introduced BROVANA in April 2007.

Below is a summary of expenditure information related to our products and product candidates representing approximately 10% or more of our direct project research and development spending during the three months ended June 30, 2007 or 2006, as well as the costs incurred to date on these projects. The costs in this analysis include only direct costs and do not include certain indirect labor, overhead, share-based compensation or other costs that benefit multiple projects. As a result, fully-loaded research and development cost summaries by project are not presented.

	Project costs for the three months ended June 30, 2007	Project costs to date through June 30, 2007	Project costs for the three months ended June 30, 2006	Project costs to date through June 30, 2006
	(in thousands)
LUNESTA (eszopiclone)	$5,921	$231,549	$2,841	$210,544
XOPENEX HFA (levalbuterol tartrate)	$1,961	$172,219	$3,126	$165,204
BROVANA (arformoterol tartrate)	$3,886	$181,343	$2,007	$167,228
SEP-225289	$2,596	$17,565	$2,402	$9,270
SEP-227162	$3,071	$12,151	$1,318	$4,373

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

Selling, Marketing and Distribution

Selling, marketing and distribution expenses were $191.5 million and $182.6 million for the three months ended June 30, 2007 and 2006, respectively, an increase of approximately 5%. This increase is largely due to an increase in marketing, advertising and promotional costs associated with our April 2007 commercialization of BROVANA.

General and Administrative

General and administrative costs were $19.3 million and $18.1 million for the three months ended June 30, 2007 and 2006, respectively, an increase of approximately 7%. The increase is primarily the result of increased legal fees largely related to patent and shareholder litigation.

Other Income (Expense)

Interest income was $11.1 million and $11.0 million for the three months June 30, 2007 and 2006, respectively, an increase of approximately 1%. The increase is primarily due to higher interest rates earned on investments in 2007. For the three months ended June 30, 2007 and 2006, the average annualized interest rate that we earned on our investments was 5.23% and 4.75%, respectively.

Interest expense was $113,000 and $5.5 million for the three months ended June 30, 2007 and 2006, respectively. The expense in both periods is primarily related to the interest we paid on our 5% convertible subordinated debentures, which we repaid in full upon their maturity on February 15, 2007.

Equity in investee losses were $132,000 and $95,000 for the three months ended June 30, 2007 and 2006, respectively, an increase of approximately 39%. The loss represents our portion of BioSphere losses.

Income Taxes

Income tax expense was $485,000 and $430,000 for the three months ended June 30, 2007 and 2006, respectively. The increase in income tax expense for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006 is primarily due to foreign income taxes, as well as U.S. Federal and state alternative minimum tax, or AMT. Although we had Federal and state tax net operating loss carryforwards as of December 31, 2006, the utilization of these loss carryforwards is limited in the calculation of AMT. For the three months ended June 30, 2007 and 2006, income tax expense includes Federal, state and foreign income tax expense. Our historical losses from operations continue to represent significant negative evidence that indicates the need for a valuation allowance. Accordingly, a valuation allowance has been established for the full amount of our deferred tax asset. If we determine, based on future profitability, that these deferred tax assets are more likely than not to be realized, a release of all, or part, of the related valuation allowance could result in an immediate material income tax benefit in the period of decrease and material income tax provisions in future periods.

Six Month Periods ended June 30, 2007 and 2006

Revenues

Product sales were $587.0 million and $533.9 million for the six months ended June 30, 2007 and 2006, respectively, an increase of approximately 10%.

Sales of XOPENEX Inhalation Solution were $257.4 million for the six months ended June 30, 2007 as compared to $249.8 million for the same period in 2006, an increase of approximately 3%. The increase is primarily due to a 5% increase in the number of units sold offset by a 2% decrease in the net selling price, primarily related to increased discounts with respect to Medicaid and Medicare Part B government rebates. This increase in government rebates was partially offset by lower amounts accrued for product returns in the six months ended June 30, 2007 as compared to the same period in 2006. Adjustments recorded to gross sales are disclosed below under the heading “Analysis of gross sales to net sales.”

Sales of XOPENEX HFA were $32.8 million for the six months ended June 30, 2007, as compared to $6.9 million for the same period in 2006, an increase of approximately 372%. The increase is due to a 242% increase in the number of units sold, and a 38% increase in the net selling price, which is primarily related to fewer units sold under a government contract with the VA in the six months ended June 30, 2007 as compared to the same period in 2006. Adjustments recorded to gross sales are disclosed below under the heading “Analysis of gross sales to net sales.”

Sales of BROVANA were $5.5 million for the six months ended June 30, 2007, as compared to $0 million for the same period in 2006. We introduced BROVANA commercially in April 2007.

Sales of LUNESTA were $291.3 million and $277.2 million for the six months ended June 30, 2007 and 2006, respectively, an increase of approximately 5%. The increase is primarily the result of a 10% increase in the gross selling price, which yielded an increase of approximately 6% in the net selling price due to a higher rate of sales discounts and allowances, particularly with respect to Medicare Part D government rebates and managed care commercial discounts. The number of units sold decreased by less than 1% for the six months ended June 30, 2007 as compared to the same period in 2006. Adjustments recorded to gross sales are disclosed below under the heading “Analysis of gross sales to net sales.”

Analysis of gross sales to net sales—The following table presents the adjustments deducted from gross sales to arrive at net sales:

	For the Six Months Ended June 30,
	2007	% of sales	2006	% of sales	$ Change	% Change
	(dollars in thousands)
Gross sales	$748,746	100.0%	$638,707	100.0%	$110,039	17%
Adjustments to gross sales:
Payment term discounts	14,966	2.0%	13,299	2.1%	1,667	13%
Wholesaler fee for service	13,862	1.9%	15,852	2.5%	(1,990)	(13)%
Government and commercial rebates and discounts	117,634	15.7%	63,605	10.0%	54,029	85%
Returns	8,950	1.2%	10,550	1.6%	(1,600)	(15)%
Other (includes product introduction discounts)	6,375	0.8%	1,469	0.2%	4,906	334%
Sub-total adjustments	161,787	21.6%	104,775	16.4%	57,012	54%
Net sales	$586,959	78.4%	$533,932	83.6%	$53,027	10%

The increase in adjustments to gross sales as a percentage of gross sales for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006 primarily reflects an increase in government and commercial rebates and discounts as a result of an increase in Medicaid discounts that we offered on the sales of XOPENEX Inhalation Solution and XOPENEX HFA; an increase in discounts given through Medicare Part D program that we offered on the sales of LUNESTA; and an increase in discounts given through our managed care program that we offered on the sales of LUNESTA. Partially offsetting these increases in adjustments to gross sales as a percentage of gross sales was a decrease in wholesaler fee-for-service adjustments primarily related to a LUNESTA price increase in June 2007.

Royalties were $22.6 million and $16.2 million for the six months ended June 30, 2007 and 2006, respectively, an increase of approximately 40%.

Royalties earned on the sales of ALLEGRA (fexofenadine HCl), under our agreement with sanofi-aventis, increased to $12.1 million for the six months ended June 30, 2007 compared to $8.7 million for the same period in 2006, resulting primarily from increased sales in Japan.

Royalties earned on sales of CLARINEX (desloratadine), under our agreement with Schering-Plough were $8.1 million for the six months ended June 30, 2007 compared to $5.5 million for the same period in 2006.

Royalties earned on sales of XYZAL/XUSAL (levocetirizine) under our agreement with UCB, increased slightly to $2.4 million for the six months ended June 30, 2007 as compared to $2.0 million for the same period in 2006.

A number of the patents we own and license to third parties for which we receive these royalties are the subject of patent invalidation or revocation claims. We can provide no assurance concerning the outcome or the duration of any patent related lawsuits. If we, or third parties from whom we receive royalties, are not successful in enforcing our respective patents, the generic companies will not be excluded from marketing their generic versions of these products. Introduction of generic copies of any of these products before the expiration of our patents or the patents of our licensees could have a material adverse effect on our business.

Costs of Revenues

Cost of products sold was $56.5 million and $46.2 million for the six months ended June 30, 2007 and 2006, respectively.

Cost of XOPENEX Inhalation Solution sold as a percentage of XOPENEX Inhalation Solution gross sales was approximately 7% and 8% for the six months ended June 30, 2007 and 2006, respectively. The decrease in the cost as a percentage of gross sales is primarily due to lower reserves for product quality and expiration concerns and lower manufacturing costs during the six months ended June 30, 2007 as compared to the same period in 2006.

Cost of XOPENEX HFA sold as a percentage of XOPENEX HFA gross sales was approximately 15% for both the six months ended June 30, 2007 and 2006. Included in the costs of XOPENEX HFA sold is a royalty paid on net sales of XOPENEX HFA to 3M, our third-party finished goods manufacturer of the product.

Cost of BROVANA sold as a percentage of BROVANA gross sales was approximately 20% for the six months ended June 30, 2007. We introduced BROVANA commercially in April 2007.

Cost of LUNESTA sold as a percentage of LUNESTA gross sales was approximately 6% for both the six months ended June 30, 2007 and 2006, with the largest portion being the royalty paid on net sales of LUNESTA to a third party.

Cost of royalties earned was $655,000 and $442,000 for the six months ended June 30, 2007 and 2006, respectively, an increase of approximately 48%. The cost of royalties in both periods relates to an obligation to a third party as a result of royalties we earn from Schering-Plough based upon its sales of CLARINEX. This increase in third-party obligations is due to the increase in royalties earned during the six months ended June 30, 2007 as compared with the same period in 2006.

Research and Development

Research and development expenses were $86.2 million and $85.6 million for the six months ended June 30, 2007 and 2006, respectively, an increase of approximately 1%. The increase is primarily due to increased spending on our LUNESTA Phase IV program and early-stage programs SEP-227162 and SEP-225441, as well as an increase in non-project-specific personnel-related expenses. These increases were offset by a decrease in spending on our XOPENEX HFA MDI formulation.

Below is a summary of development of our products and product candidates that represent approximately 10% or more of our direct project research and development spending for the six months ended June 30, 2007. The “Estimate of Completion of Phase” column contains forward-looking statements regarding expected timing of completion of product development phases. Completion of product development, if successful, culminates in the submission of an NDA to the FDA; however, there can be no assurance that the FDA will accept for filing, or approve, any NDA. The actual timing of completion of phases could differ materially from the estimates provided in the table. In the table below, the three commercial products and the two product candidates listed accounted for approximately 88% of our direct project research and development spending for the six months ended June 30, 2007. No other product candidate accounted for more than 5% of our direct research and development spending in this period.

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

*                    We commercially introduced LUNESTA in April 2005.

**             We commercially introduced XOPENEX HFA in December 2005.

***      We commercially introduced BROVANA in April 2007.

Below is a summary of expenditure information related to our product candidates representing approximately 10% or more of our direct project research and development spending during the six months ended June 30, 2007 or 2006, as well as the costs incurred to date on these projects. The costs in this analysis include only direct costs and do not include certain indirect labor, overhead, share-based compensation or other costs which benefit multiple projects. As a result, fully loaded research and development cost summaries by project are not presented.

	Project costs for the six months ended June 30, 2007	Project costs to date through June 30, 2007	Project costs for the six months ended June 30, 2006	Project costs to date through June 30, 2006
	(in thousands)
LUNESTA (eszopiclone)	$11,526	$231,549	$10,822	$210,544
XOPENEX HFA (levalbuterol tartrate)	$2,921	$172,219	$8,413	$165,204
BROVANA (arformoterol tartrate)	$7,412	$181,343	$5,650	$167,228
SEP-225289	$4,455	$17,565	$5,201	$9,270
SEP-227162	$4,010	$12,151	$2,627	$4,373

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

Selling, Marketing and Distribution

Selling, marketing and distribution expenses were $383.6 million and $372.6 million for the six months ended June 30, 2007 and 2006, respectively, an increase of approximately 3%. The increase is primarily attributable to an increase in salary and other compensation related expense as a result of hiring additional sales representatives and management in the second quarter of 2006 to support our marketed products, in addition to increased costs associated with our April 2007 commercialization of BROVANA. These increases were offset by a decrease in marketing, advertising and promotional expenses primarily related to costs to support LUNESTA.

General and Administrative

General and administrative costs were $38.2 million and $32.6 million for the six months ended June 30, 2007 and 2006, respectively, an increase of approximately 17%. The increase is primarily the result of increased legal fees largely related to patent and shareholder litigation, as well as expenses associated with responding to the Securities and Exchange Commission, or SEC’s, informal inquiry into our stock option granting practices.

Litigation Settlement

Litigation settlement expense was $34.0 million and $0 million for the six months ended June 30, 2007 and 2006, respectively. In June 2007, we filed in the Court, a Stipulation of Settlement regarding two class actions, pending in the Court naming Sepracor and certain of our current and former officers and one director as defendants. As previously disclosed, the class actions, which were filed on behalf of the plaintiffs, allege that the defendants violated the Federal securities laws by making false and misleading statements relating to the testing, safety and likelihood of approval of tecastemizole by the FDA. Under the terms of the Stipulation of Settlement, in June 2007 we paid into escrow $52.5 million in settlement of the class actions and received an $18.5 million reimbursement in July 2007, from our insurance carriers. The total settlement amount will be released from escrow upon the Court’s final approval of the Stipulation of Settlement. The litigation settlement expense of $34.0 million, relating to this matter, was recorded during the quarter ended March 31, 2007.

Other Income (Expense)

Interest income was $23.7 million and $20.8 million for the six months ended June 30, 2007 and 2006, respectively, an increase of approximately 14%. The increase is primarily due to higher interest rates earned on investments in 2007. Our monthly average cash and investment balance was approximately $903.5 million and $937.8 million for the six months ended June 30, 2007 and 2006, respectively. For the six months ended June 30, 2007 and 2006, the average annualized interest rate that we earned on our investments was 5.25% and 4.43%, respectively.

Interest expense was $2.9 million and $11.1 million for the six months ended June 30, 2007 and 2006, respectively. The expense in both periods is primarily related to the interest we paid on our 5% convertible subordinated debentures, which we repaid in full upon their maturity on February 15, 2007.

Equity in investee losses were $404,000 and $353,000 for the six months ended June 30, 2007 and 2006, respectively, an increase of approximately 14%. The loss represents our portion of BioSphere losses.

Income Taxes

Income tax expense was $1.9 million and $541,000 for the six months ended June 30, 2007 and 2006, respectively. The increase in income tax expense for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006 is primarily due to U.S. Federal and state AMT, and foreign taxes as a result of an increase in net income. Although we had Federal and state tax net operating loss carryforwards as of December 31, 2006, the utilization of these loss carryforwards is limited in the calculation of AMT. For the six months ended June 30, 2007 and 2006, income tax expense includes Federal, state and foreign income tax expense. Our historical losses from operations continue to represent significant negative evidence that indicates the need for a valuation allowance. Accordingly, a valuation allowance has been established for the full amount of our deferred tax asset. If we determine, based on future profitability, that these deferred tax assets are more likely than not to be realized, a release of all, or part, of the related valuation allowance could result in an immediate material income tax benefit in the period of decrease and material income tax provisions in future periods.

Liquidity and Capital Resources

Our liquidity requirements have historically consisted of research and development expenses, sales and marketing expenses, capital expenditures, working capital, debt service and general corporate expenses. Historically, we have funded these requirements and the growth of our business primarily through convertible subordinated debt offerings, the issuance of common stock, including the exercise of stock options, sales of our products and license agreements for our drug compounds. We now expect to fund our liquidity requirements primarily with revenue generated from product sales. We also believe we have the ability to meet our short-term liquidity needs through the use of our cash and short-term investments on hand at June 30, 2007.

Cash, cash equivalents and short- and long-term investments totaled $860.9 million, or 74% of total assets, at June 30, 2007, compared to $1.2 billion, or 78% of total assets, at December 31, 2006.

Net cash provided by operating activities for the six months ended June 30, 2007 was $109.7 million, which includes net income of $28.7 million. Our net income includes non-cash charges of $28.8 million, consisting primarily of share-based compensation and depreciation and amortization expense. Accounts receivable decreased by $69.1 million primarily due to timing of product sales. Inventory on hand increased by $4.9 million as a result of lower than expected product sales. Other current assets increased by $24.9 million, which is primarily attributable to an increase in prepaid expenses and the insurance receivable resulting from the preliminary settlement of two class actions. Accounts payable increased by $12.2 million primarily due to timing of vendor payments. Accrued expenses increased by $12.3 million primarily due to the timing of employee vacation usage and the timing of payments relating to commissions offset by a decline in accrued interest as a result of the February 2007 payment in full of our 5% convertible subordinated debentures. Other current liabilities decreased by $11.6 million primarily due to a decrease in accruals for product revenue rebates related to XOPENEX Inhalation Solution and LUNESTA product sales.

Net cash provided by investing activities for the six months ended June 30, 2007 was $67.9 million, which is primarily attributable to cash provided by net sales of short- and long-term investments of $82.2 million offset by purchases of property and equipment of $14.3 million.

Net cash used in financing activities for the six months ended June 30, 2007 was $409.9 million. We received proceeds of $30.7 million from issuing common stock upon the exercise of stock options issued under our stock option plans and we used $440.6 million to repay capital lease obligations and long-term debt.

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

•       BROVANA sales;

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

Product sales allowances and reserves—The following table summarizes activity in each of our product sales allowances and reserve categories for the six months ended June 30, 2007:

	Payment Terms Discount	Wholesaler Fee for Service	Government and Commercial Rebates and Discounts	Returns	Other Discounts	Total
	(in thousands)
Balance at December 31, 2006	$(4,351)	$(16,669)	$(74,249)	$(23,218)	$(1,511)	$(119,998)
Current provision:
Current year	(14,966)	(14,319)	(116,997)	(8,950)	(6,674)	(161,906)
Prior year	—	457	(637)	—	299	119
Total	(14,966)	(13,862)	(117,634)	(8,950)	(6,375)	(161,787)
Actual:
Current year	12,720	12,241	55,621	219	5,094	85,895
Prior year	4,378	14,123	56,813	13,741	587	89,642
Total	17,098	26,364	112,434	13,960	5,681	175,537
Balance at June 30, 2007	$(2,219)	$(4,167)	$(79,449)	$(18,208)	$(2,205)	$(106,248)

Calculating each of these product sales allowances and reserves involves significant estimates and judgments and requires us to use information from external sources. Based on known market events and trends, internal and external historical trends, third-party data, customer buying patterns and up-to-date knowledge of contractual and statutory requirements, we have been able to make reasonable estimates of sales discounts. Historically, our estimates have not materially differed from our actual results.

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

We adopted the Financial Accounting Standards Board, or FASB, interpretation, or FIN, No. 48, “Accounting for Uncertainty in Income Taxes,” or FIN 48, on January 1, 2007. The implementation of FIN 48 did not have a material impact on our consolidated financial statements or results of operations. We are currently in the process of conducting a study of our research and development credit carryforwards. This study may result in an adjustment to our research and development credit carryforwards. However, until the study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position under FIN 48. We reasonably estimate that our unrecognized tax benefits position will not change significantly within the next twelve months.

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

The foreign jurisdictions where we currently file income tax returns are Canada and the Netherlands Antilles. We are currently under examination by Canada Revenue Agency, or CRA, for our Scientific Research and Experimental Development claims for the years ended December 31, 2004 and 2003. There are currently no examinations being conducted by the tax authorities in the Netherlands Antilles. With limited exceptions, we are no longer subject to examination in Canada and the Netherlands Antilles for years prior to 2003 and 1999, respectively, although carryforward attributes that were generated prior to these respective periods may still be adjusted upon examination if they either have been or will be used in a future period.

We recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. This policy did not change as a result of the adoption of FIN 48. For the quarter ended June 30, 2007, we did not recognize any accrued interest and penalties in our consolidated statement of operations or our consolidated balance sheet.

Contractual Obligations

As of June 30, 2007, our contractual obligations disclosure in our annual report on Form 10-K for the year ended December 31, 2006 has not materially changed with the exception of the February 2007 payment in full of our 5% convertible subordinated debentures.

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

We are exposed to market risk from changes in interest rates and equity prices, which could affect our future results of operations and financial condition. These risks are described in our annual report on Form 10-K for the year ended December 31, 2006. As of August 8, 2007, there have been no material changes to the market risks described in our annual report on Form 10-K for the year ended December 31, 2006. Additionally, we do not anticipate any near-term changes in the nature of our market risk exposures or in our management’s objectives and strategies with respect to managing such exposures.

ITEM 4.                CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Change in and Evaluation of Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS

Tecastemizole Class Action Complaints

In June 2007, we filed in the Court, a Stipulation of Settlement regarding the two class actions pending in the Court naming Sepracor and certain of our current and former officers and one director as defendants. As previously disclosed, the class actions, which were filed on behalf of the plaintiffs, allege that the defendants violated the Federal securities laws by making false and misleading statements relating to the testing, safety and likelihood of approval of tecastemizole by the FDA.

Under the terms of the Stipulation of Settlement, in June 2007 we paid into escrow $52.5 million in settlement of the class actions and received an $18.5 million reimbursement in July 2007, from our insurance carriers. The total settlement amount will be released from escrow upon the Court’s final approval of the Stipulation of Settlement. The litigation settlement expense of $34.0 million, relating to this matter, was recorded during the quarter ended March 31, 2007.

The Stipulation of Settlement contains no admission of wrongdoing. Sepracor and the other defendants have always maintained and continue to believe that we did not engage in any wrongdoing or otherwise commit any violation of Federal or state securities laws or other laws. However, given the potential cost and burden of continued litigation, we believe the settlement is in our best interests and the best interests of our stockholders.

If the Court grants final approval of the Stipulation of Settlement, the Court will dismiss the class actions with prejudice and the plaintiffs will be deemed to have released all claims against us. We can provide no assurance that the Court will approve the Stipulation of Settlement or that members of the classes will not opt out of the settlement and elect to pursue litigation against us regarding the matters alleged in the class actions. If the Court does not approve the Stipulation of Settlement, or members of the classes opt out and pursue litigation against us despite finalization of the settlement, or we determine to terminate the Stipulation of Settlement pursuant to its terms due to the percentage of members who opt out, we will need to continue to defend against these claims, which could have a material adverse effect on our financial condition and business. If these matters were concluded in a manner adverse to us, we could be required to pay substantially more in damages than the amount provided for in the Stipulation of Settlement. In addition, the costs to us of defending any litigation or other proceeding, even if resolved in our favor, could be substantial. Such litigation could also substantially divert the attention of our management and our resources in general. Uncertainties resulting from the initiation and continuation of any litigation or other proceedings could harm our ability to compete in the marketplace.

Litigation Related to Generic Competition

Levalbuterol Hydrochloride Inhalation Solution Abbreviated New Drug Applications

In September 2005, we received notification that the FDA had received an ANDA, from Breath Limited, or Breath, seeking approval of a generic version of our 1.25 mg/3 mL, 0.63 mg/3 mL and 0.31 mg/3 mL XOPENEX (levalbuterol hydrochloride) Inhalation Solution. Breath’s submission includes a Paragraph IV certification alleging that our patents listed in the FDA publication entitled “Approved Drug Products With Therapeutic Equivalence Evaluations,” commonly referred to as the “Orange Book,” for these three concentrations of XOPENEX (levalbuterol hydrochloride) Inhalation Solution are invalid, unenforceable or not infringed by the generic version for which Breath is seeking approval. We have filed a civil action against Breath for patent infringement.

In January 2006, we received notification that the FDA had received an ANDA, including a Paragraph IV certification, from Dey, L.P., seeking approval of a generic version of our 1.25 mg/3 mL, 0.63 mg/3 mL, and 0.31 mg/3 mL XOPENEX (levalbuterol hydrochloride) Inhalation Solution. Dey, L.P.’s submission includes a Paragraph IV certification alleging that our patents listed in the Orange Book for these three concentrations of XOPENEX (levalbuterol hydrochloride) Inhalation Solution are invalid, unenforceable, or not infringed by the generic version for which Dey, L.P. is seeking approval. We filed a civil action against Dey, L.P. for patent infringement.

In April 2006, we were notified of an ANDA seeking approval of a generic version of our 1.25 mg/3 mL, 0.63 mg/3 mL and 0.31 mg/3 mL XOPENEX (levalbuterol hydrochloride) Inhalation Solution including a Paragraph IV certification, which was submitted to the FDA by Watson Laboratories, Inc., or Watson. Watson’s Paragraph IV certification was limited to our patent that expires in 2021 and covers certain levalbuterol hydrochloride inhalation solution, including our XOPENEX (levalbuterol hydrochloride) Inhalation Solution. We have decided not to file a civil action against Watson for patent infringement at this time.

In August 2006, we received notification that the FDA had received an ANDA including a Paragraph IV certification, from Dey, L.P. seeking approval of a generic version of our 1.25 mg/0.5 mL XOPENEX (levalbuterol hydrochloride) Inhalation Solution concentrate. We have filed a civil action against Dey, L.P. for patent infringement. In September 2006, both civil actions we filed against Dey, L.P. were consolidated into a single suit.

In May 2007, we received notification that the FDA had received an ANDA, from Barr Laboratories, Inc., or Barr, seeking approval of a generic version of our 1.25 mg/3 mL, 0.63 mg/3 mL and 0.31 mg/3 mL XOPENEX (levalbuterol hydrochloride) Inhalation Solution. Barr’s submission includes a Paragraph IV certification alleging that our patents listed in the Orange Book for these three concentrations of XOPENEX (levalbuterol hydrochloride) Inhalation Solution are invalid, unenforceable or not infringed by the generic version for which Barr is seeking approval. On July 12, 2007, we filed a civil action against Barr for patent infringement.

Desloratadine Abbreviated New Drug Applications

In June 2007, we received notification that the FDA had received an ANDA from Glenmark Pharmaceuticals, Ltd. and Glenmark Pharmaceuticals, Inc., USA, which we refer to collectively as Glenmark, seeking approval of a generic version of Schering-Plough’s 5 mg tablets of CLARINEX brand desloratadine. Glenmark’s submission includes a Paragraph IV certification alleging that our patents that Schering-Plough (as licensee of such patents) listed in the Orange Book for its CLARINEX brand desloratadine are invalid, unenforceable or not infringed by the generic version for which Glenmark is seeking approval. In July 2007, we and the University of Massachusetts, co-owners of certain patents listed in the Orange Book, filed a civil action against Glenmark for patent infringement.

In July 2007, we received notification that the FDA had received an ANDA from Sun Pharmaceutical Industries, Ltd., seeking approval of a generic version of Schering-Plough’s 5 mg tablets of CLARINEX brand desloratadine. Sun Pharmaceutical Industries, Ltd.’s submission includes a Paragraph IV certification alleging that our patents listed by Schering-Plough (as licensee of such patents) in the Orange Book for CLARINEX brand desloratadine are invalid, unenforceable, or are not infringed by the generic version for which Sun Pharmaceutical Industries, Ltd. is seeking approval. We are contemplating filing a civil action against Sun Pharmaceuticals Industries, Ltd. for patent infringement.

Should we successfully enforce our U.S. patents, ANDA approval will not occur until the expiration of the applicable patents. Otherwise, the FDA will stay its approval of the relevant ANDA until thirty months following the date we received notice of such ANDA or until a court decides that our patents are invalid, unenforceable or not infringed, whichever is earlier. Should we successfully enforce our foreign patents, generic companies will be prevented from obtaining patent protection for similar drugs, and will be deterred from market entry until the expiration of the applicable patent(s).

Patent litigation involves complex legal and factual questions. We can provide no assurance concerning the outcome or the duration of any patent related lawsuits. If we, or third parties from whom we receive royalties, are not successful in enforcing our respective patents, the generic companies will not be excluded, for the full term of our patents, from marketing their generic versions of our products or third party products for which we have licensed rights to our patents. Introduction of generic copies of any of our products or third party products for which we have licensed rights to our patents before the expiration of our patents would have a material adverse effect on our business.

BROVANA Patent Infringement Claim

In April 2007, we were served with a complaint filed by Dey, alleging that the manufacture and sale of BROVANA (arformoterol tartrate) infringes or will induce infringement of a single U.S. patent for which Dey owns all rights, title and interest. In April 2007, we filed an answer and counterclaim to this complaint seeking to invalidate the originally asserted patent and a second related patent. In May 2007, Dey filed a reply asserting infringement of the second patent. It is too early to make a reasonable assessment as to the likely outcome or impact of this litigation. We are unable to reasonably estimate any possible range of loss or liability related to this lawsuit due to its uncertain resolution.

Stock Option Inquiry and Derivative Stockholder Complaints

We announced in June 2006 that the SEC is conducting an informal inquiry into our stock option grants and stock option granting practices. A special committee of our outside directors, with the assistance of outside legal counsel and outside accounting specialists, reviewed the stock option grants to our officers, directors and employees from 1996 to June 2006 under our various stock option plans in effect during this period. Our finance department also reviewed the stock option grants and stock option practices from 1996 to June 2006. Their review resulted in the restatement of our financial statements for the quarters ended March 31, June 30 and September 30, 2005, the quarter ended March 31, 2006 and the years ended December 31, 2005, 2004 and 2003. Representatives from the U.S. Attorneys Office attended some of the earlier meetings that our outside counsel had with the SEC. While the U.S. Attorneys Office has not initiated an investigation, we cannot be certain that it will not. In October 2006, the Internal Revenue Service, or IRS, commenced an audit into our 2005 and 2004 U.S. Federal income tax returns and has requested, among other things, certain information relating to our stock option grants and granting practices. The SEC and/or any other governmental agency that may initiate a formal investigation may reach different conclusions and, if so, we could be subject to monetary damages, fines and penalties, and our officers and/or directors could be prohibited from serving as officers and directors of any public company and could be subject to criminal penalties and/or disgorgement.

We have accepted service of three stockholder derivative complaints relating to certain of our stock option grants that were filed in the Superior Court, Middlesex County, Commonwealth of Massachusetts, naming Sepracor as nominal defendant and also naming as defendants certain current members of our board of directors and certain of our current and former employees. The complaints allege purported breaches of fiduciary duties and unjust enrichment in connection with certain stock option grants made by us between June 1998 and May 2001. The complaints seek monetary damages in unspecified amounts, equitable and injunctive relief, including disgorgement of profits obtained by certain defendants and other relief as determined by the Court. On September 12, 2006, the three complaints were consolidated into one action, and on September 22, 2006, the action was transferred to the Business Litigation Session of the Superior Court, Suffolk County, Commonwealth of Massachusetts. On October 19, 2006, plaintiffs filed a consolidated complaint alleging breaches of fiduciary duty and unjust enrichment in connection with certain stock option grants we made between December 1995 and April 2003. On November 20, 2006, we

moved to dismiss the Consolidated Amended Complaint and a hearing on the motion was held on March 20, 2007. The court has stayed all discovery in this case, and no decision on this motion has been rendered at this time.

Three stockholder derivative complaints relating to the same subject matter were filed against Sepracor, certain current and former members of our board of directors and certain of our current and former employees in the United States District Court for the District of Massachusetts on September 28, 2006, October 3, 2006 and October 12, 2006. In addition to several common law theories alleging breaches of fiduciary duty and unjust enrichment, these complaints allege violations of Federal securities laws. On January 30, 2007, the Court consolidated the actions and a consolidated complaint was filed. On April 9, 2007, we moved to stay the Federal court lawsuit pending resolution of the state court motion to dismiss, and on May 4, 2007, the Court entered an order granting the motion and staying the Federal case.

We are unable to reasonably estimate any possible range of loss or liability related to the stock option inquiry and/or derivative suits due to their uncertain resolution.

LUNESTA Trademark Claim

In September 2006, Tharos Laboratories, Inc., or Tharos, filed suit against us in the United States District Court, District of Utah, Central Division, alleging trademark infringement, dilution, unfair competition, false advertising and false designation of origin arising out of our use of our silk luna moth design in connection with LUNESTA. Tharos seeks unspecified monetary damages and to enjoin our use of the silk luna moth design. In October 2006, we filed a motion to dismiss Tharos’ claims. On February 9, 2007, the court granted our motion in respect of the state unfair competition claims and denied it in respect of Tharos’ other claims. On March 6, 2007, we filed an answer to Tharos’ complaint. In addition, we filed counterclaims against Tharos for cancellation of Tharos’ alleged trademark and for false advertising. We continue to defend our trademark in this litigation but we are unable at this stage to predict its ultimate resolution.

From time to time we are party to other legal proceedings in the course of our business. We do not, however, expect such other legal proceedings to have a material adverse effect on our business or financial condition.

ITEM 1A.        RISK FACTORS

You should carefully consider the risks described below in addition to the other information contained in this report, before making an investment decision. Our business, financial condition or results of operations could be harmed by any of these risks. The risks and uncertainties described below are not the only ones we face. Additional risks not currently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business operations, financial condition or results from operations.

Risks Related to Our Financial Results and Our Common Stock

We have a history of net losses and we may not be able to generate revenues sufficient to achieve and maintain profitability on a quarterly and annual basis.

Until the quarter ended December 31, 2005, we had incurred net losses each quarter since our inception. It is possible we will not be able to achieve profitability again or maintain profitability on a quarterly or annual basis. We expect to continue to incur significant operating expenditures to further develop and commercialize our products and product candidates and in order to allow us to otherwise expand our product portfolio through drug discovery and business development efforts. As a result, we will need to generate significant revenues in future periods to achieve and maintain profitability. We cannot provide assurance that we will be able to maintain profitability for any substantial period of time. If revenues grow more slowly than we anticipate or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial condition will be materially and adversely affected. In addition, if we are unable to achieve or maintain profitability on a quarterly or annual basis, the market price of our common stock may decline.

Almost all of our revenues are derived from sales of LUNESTA and XOPENEX Inhalation Solution and our future success depends on the continued commercial success of these products as well as XOPENEX HFA and BROVANA.

Approximately 90% of our total revenues for the six months ended June 30, 2007 resulted from sales of LUNESTA and XOPENEX Inhalation Solution, and we expect that sales from these two products will continue to represent a significant majority of our revenues for the coming year. In April 2005, we commercially introduced LUNESTA as a new product in a highly and increasingly competitive market, and we cannot be certain that it will achieve continued commercial success. In addition, we do not have long-term sales contracts with our customers, and we rely on purchase orders for sales of LUNESTA and XOPENEX Inhalation Solution. Reductions, delays or cancellations of orders for LUNESTA or XOPENEX Inhalation Solution could adversely affect our operating results. Additionally, revenues from the sale of XOPENEX Inhalation Solution for the quarter ended June 30, 2007 were, and we expect will continue to be, adversely affected as a result of a change in the Medicare Part B reimbursement rate. If sales of LUNESTA do not increase and if sales of XOPENEX Inhalation Solution in other markets do not offset the reduction in revenues resulting from the change in Medicare Part B reimbursement for the product, we may not have sufficient revenues to achieve our business plan or repay our outstanding debt, and our business will not be successful.

In December 2005, we commercially introduced XOPENEX HFA and in April 2007, we commercially introduced BROVANA. We cannot be certain that either XOPENEX HFA or BROVANA will achieve commercial success.

With respect to XOPENEX Inhalation Solution, four companies have filed ANDAs with the FDA seeking to market a generic version of levalbuterol hydrochloride inhalation solution. We have commenced patent litigation against three of these companies and we have decided not to commence litigation against the fourth at this time. A finding that the products these companies wish to market do not infringe our patents or that our patents are invalid or unenforceable will likely lead to the introduction of generic levalbuterol inhalation solution. If this occurs, sales of XOPENEX Inhalation Solution will be adversely affected.

With respect to BROVANA, in April 2007, we were served with a complaint filed by Dey alleging that the manufacture and sale of BROVANA (arformoterol tartrate) infringes or will induce infringement of a single U.S. patent for which Dey owns all rights, title and interest. In April 2007, we filed an answer and counterclaim to this complaint seeking to invalidate the originally asserted patent and a second related patent. In May 2007, Dey filed a reply asserting infringement of the second patent. It is too early to make a reasonable assessment as to the likely outcome or impact of this litigation. We are unable to reasonably estimate any possible range of loss or liability related to this lawsuit due to its uncertain resolution.

We cannot be certain that we will be able to continue to successfully commercialize LUNESTA and/or XOPENEX Inhalation Solution or that any of our products will continue to be accepted in their markets. Specifically, the following factors, among others, could affect the level of success and market acceptance of XOPENEX Inhalation Solution, XOPENEX HFA, BROVANA and/or LUNESTA:

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

•       private insurers, such as managed care organizations, adopting their own coverage restrictions or demanding price concessions in response to state, Federal or administrative action, such as CMS’s proposed bundling action;

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

Sales of XOPENEX Inhalation Solution have been negatively affected as a result of the recent change in the Medicare Part B reimbursement rate and if our strategy for responding to such change is not successful our revenue will be adversely affected.

Since January 2005 and through June 2007, Medicare reimbursed XOPENEX Inhalation Solution pursuant to a unique reimbursement code. In March 2006, the Durable Medical Equipment Program Safeguard Contractors, or DME-PSCs, the entities responsible for overseeing the Medicare Part B prescription drug benefit for respiratory products, announced their intention to implement a Least Costly Alternative, or LCA, reimbursement action for XOPENEX Inhalation Solution that, if it had been implemented, would have reduced the reimbursement paid for XOPENEX Inhalation Solution to that of generic racemic albuterol. In December 2006, CMS commenced a National Coverage Analysis, or NCA, to determine when use of nebulized levalbuterol in treating COPD in the Medicare population is reasonable and necessary. While the NCA for XOPENEX Inhalation Solution was pending, the DME-PSCs announced that the proposed LCA would be stayed. On June 20, 2007, CMS announced its preliminary coverage determination, stating that, based on its review of the available data and comments submitted, it was unable to determine the criteria for when XOPENEX Inhalation Solution would be appropriate to use by the Medicare population and would instead defer this determination to the DME-PSCs. As part of its coverage determination, CMS affirmed that the use of nebulized beta-adrenergic agonists (such as XOPENEX Inhalation Solution and BROVANA) in the treatment of lung disease in the home is medically necessary; such a determination is needed before CMS or the DME-PSCs can establish the coverage criteria for a given prescription drug under the Medicare Part B benefit. We have submitted comments in response to the CMS proposed coverage memo. The final coverage determination is expected in September 2007.

In May 2007, CMS announced that, based on its interpretation of the statutory language of the Medicare Prescription Drug Improvement and Modernization Act of 2003, or MMA, it was required to discontinue the unique reimbursement codes for XOPENEX Inhalation Solution, which had been in place since January 2005, and generic albuterol and bundled these products together in a newly created reimbursement code. This reimbursement code became effective on July 1, 2007. As a result of this coding change, reimbursement for XOPENEX Inhalation Solution and generic albuterol is now based on the blended weighted average selling price for the two products, resulting in reimbursement for XOPENEX

Inhalation Solution that is considerably lower than the product’s published wholesale acquisition cost, or WAC. Revenues from the sale of XOPENEX Inhalation Solution for the quarter ended June 30, 2007 were, and we expect will continue to be, adversely affected as a result of this change. The bundling action also resulted in an unintended increase in Medicare Part B reimbursement for generic albuterol, significantly higher than the product’s average selling price (as publicly reported by the Medicare Part B program), creating the potential for inappropriate reimbursement incentives to influence the dispensing decisions of providers. In July 2007, the U.S. House of Representatives released draft legislation as part of the State Children’s Health Insurance Program reauthorization that includes language addressing the Medicare Part B reimbursement scenario that may potentially impact physician prescribing decisions based upon financial incentives. The draft legislation provides that XOPENEX Inhalation Solution and generic albuterol will be paid at the lower of their respective stand-alone average selling prices or the blended XOPENEX Inhalation Solution/generic albuterol average selling price. For generic albuterol, this will lower the reimbursement Medicare pays for the product to its stand-alone average selling price. For XOPENEX Inhalation Solution, reimbursement will continue to be paid at the blended XOPENEX Inhalation Solution/generic albuterol average selling price. Medicare Part B reimbursement rates are updated quarterly. Should the proposed legislative change become law, it will be effective on January 1, 2008. The impact of this potential legislative action on XOPENEX Inhalation Solution revenues in the Medicare market in 2008 is not yet known.

We estimate that approximately 25 to 30 percent of our XOPENEX Inhalation Solution units sold are subject to reimbursement under Medicare Part B. We have been actively contracting with home health care and retail pharmacy providers in an effort to ensure the continued availability of XOPENEX Inhalation Solution to Medicare Part B beneficiaries with reversible obstructive airway disease. If the contracting strategy for XOPENEX Inhalation Solution is not successful in maintaining as much of the current unit sales levels for the product in Medicare as commercially feasible, if the reimbursement scenario that may potentially impact physician prescribing decisions for generic albuterol is not changed and/or if the DME-PSCs impose restrictive coverage policies on XOPENEX Inhalation Solution, revenue from sales of XOPENEX Inhalation Solution will be adversely affected and our financial condition and results from operations will be impaired.

Revenues from BROVANA may be negatively affected by the final Medicare determination expected to be made in November 2007.

We filed a health care common procedure coding system application, commonly referred to as a J Code application, for BROVANA in January 2007, and it was accepted by CMS as part of the 2008 coding cycle review. In April 2007, CMS announced that its preliminary determination on the BROVANA J Code application was favorable and CMS recommended that BROVANA be awarded a unique J Code. The final decision on the BROVANA J Code application is expected in November 2007. If BROVANA is awarded a unique J Code by CMS in November 2007, it would become effective on January 1, 2008. In April 2007, CMS informed us that the scope of the NCA includes BROVANA. As stated above, CMS announced that it was deferring its coverage determination, including any determination for long-acting beta-agonists like BROVANA, to the DME-PSCs. On June 13, 2007, the DME-PSCs published an article detailing the coverage criteria for BROVANA. The article also stated that, for the remainder of 2007, BROVANA would be reimbursed under Medicare Part B pursuant to a miscellaneous or “not otherwise classified” reimbursement code. Unless otherwise modified by the DME-PSCs, the coverage criteria established for BROVANA in the above-referenced article will remain in effect under the miscellaneous reimbursement code and any unique J Code that is awarded for the product. We have initiated a contracting strategy with retail and home health care pharmacy providers for BROVANA that is intended to ensure the availability of the product for Medicare patients. If the contracting strategy for BROVANA is not successful or if the coverage policies established by the DME-PSCs for the product are viewed by physicians and providers as too restrictive, revenue growth from sales of BROVANA in the Medicare market will be materially adversely affected.

We have significant debt and we may not be able to make principal payments when due.

As of June 30, 2007, our total debt was approximately $721.0 million. None of our 0% Series A notes due December 2008, our 0% Series B notes due December 2010 nor our 0% notes due October 2024 restricts us or our subsidiaries’ ability to incur additional indebtedness, including debt that ranks senior to the notes. The 0% notes due 2024 are senior to the Series A notes due 2008 and Series B notes due 2010. Additional indebtedness that we incur may in certain circumstances rank senior to or on parity with this debt. Our ability to satisfy our obligations will depend upon our future performance, which is subject to many factors, including factors beyond our control. The conversion prices for the 0% Series A notes due 2008 and 0% Series B notes due 2010 are $31.89 and $29.84, respectively. On July 31, 2007, the closing sale price of our common stock was $28.13. If the market price for our common stock does not exceed the conversion price, the holders of our outstanding convertible debt may decide not to convert their securities into common stock. For example, the holders of our 5% debentures did not convert such debentures into common stock, and on February 15, 2007, the maturity date for the 5% debentures, we repaid in cash the entire principal amount of $440.0 million, plus $11.0 million of accrued interest. Our 0% notes due 2024 are convertible into cash and, if applicable, shares of our common stock at a conversion price of approximately $67.20, at the option of the holders in October 2009, 2014, 2019 and 2024, as well as under certain circumstances. We may not be able to make the required cash payments upon conversion of the 0% notes due 2024.

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

As of June 30, 2007, we had approximately $721.0 million of outstanding debt that could be converted into common stock. In order to reduce future payments due at maturity, we may, from time to time, depending on market conditions, repurchase additional outstanding convertible debt for cash; exchange debt for shares of our common stock, warrants, preferred stock, debt or other consideration; or a combination of any of the foregoing. If we exchange shares of our capital stock, or securities convertible into or exercisable for our capital stock, for outstanding convertible debt or use proceeds from the issuance of convertible debt to fund redemption of outstanding convertible debt with a higher conversion ratio, the number of shares that we might issue as a result of such exchanges would significantly exceed the number of shares originally issuable upon conversion of such debt and, accordingly, such exchanges would result in material dilution to holders of our common stock. We cannot assure you that we will repurchase or exchange any additional outstanding convertible debt.

If the estimates we make, or the assumptions on which we rely, in preparing our financial statements prove inaccurate, our actual results may vary from those reflected in our projections and accruals.

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, net revenues and expenses, the amounts of charges accrued by us and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. We cannot assure you, however, that our estimates, or the assumptions underlying them, will not be materially different from actual results. For example, our royalty revenue is recognized based upon our estimates of our collaboration partners’ sales during the period and, if these sales estimates are greater than the actual sales that occur during the period, our net income would be reduced. In addition, we estimate product sales allowances, including payment term discounts, government and commercial rebates and returns and other discounts. If actual amounts differ from these estimates, net income could be adversely affected. Each, in turn, could adversely affect our stock price.

If sufficient funds to finance our business are not available to us when needed or on acceptable terms, then we may be required to delay, scale back, eliminate or alter our strategy for our programs.

We may require additional funds for our research and product development programs, operating expenses, repayment of debt, the pursuit of regulatory approvals, license or acquisition opportunities and the expansion of our production, sales and marketing capabilities. Historically, we have satisfied our funding needs through collaboration arrangements with corporate partners, sales of products, and equity and debt financings. These funding sources may not be available to us when needed in the future, and, if available, they may not be on terms acceptable to us. Insufficient funds could require us to delay, scale back or eliminate certain of our research and product development programs and/or commercialization efforts or to enter into license agreements with third parties to commercialize products or technologies that we would otherwise develop or commercialize ourselves. Our cash requirements may vary materially from those now planned because of factors including:

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

In June 2007, we filed in the Court, a Stipulation of Settlement regarding two securities class actions pending in the Court naming Sepracor and certain of our current and former officers and one director as defendants. As previously disclosed, the class actions, which were filed on behalf of the plaintiffs, allege that the defendants violated the Federal securities laws by making false and misleading statements relating to the testing, safety and likelihood of approval of tecastemizole by the FDA.

Under the terms of the Stipulation of Settlement in June 2007, we paid into escrow $52.5 million in settlement of the class actions and received an $18.5 million reimbursement in July 2007, from our insurance carriers. The total settlement amount will be released from escrow upon the Court’s final approval of the Stipulation of Settlement. The litigation settlement expense of $34.0 million, relating to this matter, was recorded during the quarter ended March 31, 2007.

The Stipulation of Settlement contains no admission of wrongdoing. Sepracor and the other defendants have always maintained and continue to believe that we did not engage in any wrongdoing or otherwise commit any violation of Federal or state securities laws or other laws. However, given the potential cost and burden of continued litigation, we believe the settlement is in our best interests and the best interests of our stockholders.

If the Court grants final approval of the Stipulation of Settlement, the Court will dismiss the class actions with prejudice and the plaintiffs will be deemed to have released all claims against us. We can provide no assurance that the Court will approve the Stipulation of Settlement or that members of the classes will not opt out of the settlement and elect to pursue litigation against us regarding the matters alleged in the class actions. If the Court does not approve the Stipulation of Settlement, or members of the classes opt out and pursue litigation against us, despite finalization of the settlement, or we determine to terminate the Stipulation of Settlement pursuant to its terms due to the percentage of members who opt out, we will need to continue to defend against these claims, which could have a material adverse effect on our financial condition and business. If these matters were concluded in a manner adverse to us, we could be required to pay substantially more in damages than the amount provided for in the Stipulation of Settlement. In addition, the costs to us of defending any litigation or other proceeding, even if resolved in our favor, could be substantial. Such litigation could also substantially divert the attention of our management and our resources in general. Uncertainties resulting from the initiation and continuation of any litigation or other proceedings could harm our ability to compete in the marketplace.

Our stock option granting practices are the subject of an informal inquiry by the SEC.

As we announced on June 2, 2006, the SEC is conducting an informal inquiry into our stock option grants and stock option practices and a special committee of our outside directors oversaw a review of our stock option granting practices and the documentation relating to such grants. Representatives from the U.S. Attorneys office attended some of the earlier meetings that our outside legal counsel had with the SEC. While the U.S. Attorneys Office has not initiated an investigation, we cannot be certain that it will not. In addition, as we have previously announced, during October 2006, the IRS commenced an audit into our 2005 and 2004 U.S. Federal income tax returns and has requested, among other things, certain information relating to our stock option grants and granting practices. As a result of the SEC inquiry, the IRS audit and/or other governmental proceedings that could be initiated in the future, we could be subject to monetary damages, fines and penalties and our officers and/or directors could be prohibited from serving as officers and directors of any public company and could be subject to criminal penalties and disgorgement.

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

We and certain of our current and former directors and officers are defendants in several derivative actions relating to our stock option granting practices. The complaints allege purported breaches of fiduciary duties and unjust enrichment in connection with certain stock option grants made by us between June 1998 and May 2001. The complaints seek monetary damages in unspecified amounts, equitable and injunctive relief, including disgorgement of profits obtained by certain defendants and other relief as determined by the Court. These actions are in preliminary stages and we cannot predict the ultimate outcome or impact of this litigation.

Fluctuations in the demand for our products, the success and timing of clinical trials, regulatory approvals, product introductions, collaboration and licensing arrangements, any termination of development efforts and other material events will cause fluctuations in our quarterly operating results, which could cause volatility in our stock price.

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

•       success and timing of regulatory filings and approvals for products developed by us or our licensing or collaborative partners;

•       timing and success of product introductions;

•       changes in third-party reimbursement policies;

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

•       timing of receipt of upfront, milestone or royalty payments under collaboration or licensing agreements;

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

The market price of our common stock, like that of the common stock of many other pharmaceutical and biotechnology companies, has been highly volatile. In addition, the stock market has experienced extreme price and volume fluctuations. The volatility and market prices of securities of many pharmaceutical and biotechnology companies have been significantly affected for reasons frequently unrelated to or disproportionate to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock. Prices for our common stock are determined in the marketplace and may be influenced by many factors, including variations in our financial results and investors’ perceptions of us, and changes in recommendations by securities analysts as well as their perceptions of general economic, industry and market conditions.

Risks Related to Commercialization

We face intense competition and many of our competitors have greater resources and capabilities than we have.

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

In the insomnia market, LUNESTA faces intense competition from established products such as AMBIEN®, SONATA®, AMBIEN CR® and ROZEREM™. We expect that LUNESTA will face increasing competition from other potentially competitive therapies, such as a generic version of AMBIEN, which was introduced in April 2007, a generic version of AMBIEN CR, which could be introduced as early as October 2008, and therapies in clinical development and under FDA review for the treatment of insomnia. To continue to be successful in the market with LUNESTA, we must continue to demonstrate that LUNESTA’s safety and efficacy features are superior to those of competing branded and generic products, some of which may be less expensive than LUNESTA.

In the asthma and COPD markets, XOPENEX Inhalation Solution, a short-acting beta-agonist, faces competition from generic albuterol and DUONEB®. Albuterol has been available generically for many years, is well established and sells at prices substantially lower than XOPENEX Inhalation Solution. DUONEB offers combination therapy of albuterol with ipratropium bromide.  A generic version of DUONEB has recently been commercially introduced with additional generic entrants expected to follow. To be successful in the marketing of XOPENEX Inhalation Solution, we must continue to demonstrate that the efficacy and safety features of the drug outweigh its higher price relative to generic albuterol and other competing products. In addition, as a consequence of the ongoing commercialization of BROVANA, prescription levels for XOPENEX Inhalation Solution may be adversely affected to the extent a significant number of physicians prescribe BROVANA as a substitute product for their patients who are currently taking or would be prescribed XOPENEX Inhalation Solution. Such substitution could have an adverse effect on sales of XOPENEX Inhalation Solution and/or the growth of the combined revenue generated from the sale of XOPENEX Inhalation Solution and BROVANA.

Albuterol MDIs have been on the market for many years and are well established. In the asthma market, we face competition from chlorofluorocarbons, or CFC-containing albuterol MDIs and branded HFA albuterol MDIs such as PROAIR® HFA, VENTOLIN® HFA and PROVENTIL® HFA. With the phase-out of CFC albuterol MDI products required by the end of December 2008, we expect that competition from branded HFA MDIs will increase substantially. There are currently no generic short-acting beta-agonist HFA MDIs available. To be successful in the marketing of XOPENEX HFA, we must demonstrate that the efficacy and safety features of the drug outweigh its higher price as compared to generic CFC albuterol MDIs and that these attributes differentiate the product from other HFA MDIs on the market.

BROVANA competes in the COPD market, as it does not have an asthma indication. Competitive products include all nebulized products used in the treatment of COPD including albuterol, XOPENEX Inhalation Solution, ATROVENT® (ipratropium bromide), DUONEB, generic albuterol/ipratropium bromide combination product, and recently approved, nebulized Perforomist™ (formoterol fumarate) Inhalation Solution, which may be commercially introduced in the very near future. Even though BROVANA is a nebulized product, it also faces competition from long-acting beta-agonists and anticholinergics delivered by MDI and dry-powder inhaler, or DPI, including SEREVENT®, SPIRIVA® and FORADIL®. BROVANA also competes with combination therapy products used for COPD including ADVAIR® (salmeterol and fluticasone) and recently commercialized SYMBICORT® (formoterol and budesonide). To be successful in the marketing of BROVANA, we must demonstrate that patients with COPD who use a nebulizer will benefit by adding BROVANA as adjunctive therapy.

For all of our products, we need to demonstrate to physicians, patients and third-party payors that the cost of our product is reasonable and appropriate in light of its safety, efficacy and health care benefits, each as compared to other competing products.

We may be unable to successfully commercialize products for which we receive approval from the FDA or similar foreign agencies.

Commercialization of a product for which we have received an approval letter from the FDA or similar foreign agency could be delayed for a number of reasons, some of which are outside of our control, including delays in delivery of the product due to importation regulations and/or problems with our distribution channels or delays in the issuance of approvals from, or the completion of, required procedures by agencies other than the FDA, such as the United States Drug Enforcement Administration. In addition, commercialization of approved products may be delayed by our failure to timely finalize distribution arrangements, manufacturing processes and arrangements, produce sufficient inventory and/or properly prepare our sales force. If we are unable to successfully commercialize a product promptly after receipt of an approval letter, our business and financial position may be materially adversely affected due to reduced revenue from product sales during the period or periods that commercialization is delayed and the shortening of any lead time to market we may have had over our competitors. In addition, the exclusivity period, which is the time during which the FDA or similar foreign agency will prevent generic pharmaceutical companies from introducing a generic copy of the product, begins to run upon approval and, therefore, to the extent we are unable to successfully commercialize a product promptly after receipt of an approval letter, our long-term product sales and revenues could be adversely affected.

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

We sell our products primarily through a direct sales force, and if we are not successful in attracting and retaining qualified sales personnel, we may not be successful in commercializing our products.

We have established a sales force to market XOPENEX Inhalation Solution, XOPENEX HFA, BROVANA and LUNESTA. We have incurred significant expense in expanding our sales force and we may incur additional expense if we further expand. If we successfully develop and obtain regulatory approval for the products we are developing, we may (1) market and sell them through our sales force, (2) license some of them to other pharmaceutical companies or (3) market and sell them through other arrangements, including co-promotion arrangements or contract sales forces. We may incur significant costs in expanding our sales force before the products under development have been approved for marketing. For example, we expanded our sales force in 2004 in anticipation of marketing and selling LUNESTA, in 2005 in anticipation of marketing and selling XOPENEX HFA and in 2006 in anticipation of increased competition versus LUNESTA, and increased sales of our products generally. In addition, we have expanded our sales force in anticipation of sales growth that may never occur.

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

Buying patterns of our wholesalers may vary from time to time, which could have a material impact on our financial condition, cash flows and results of operations.

Sales of our products to wholesalers represent a substantial portion of our total sales. Buying patterns of our wholesalers may vary from time to time, in part as a result of pricing or seasonality. Wholesalers, or direct customers of wholesalers, may accumulate inventory in one quarter and limit product purchases in subsequent quarters, which could have a material impact on our financial condition, cash flows and results of operations.

We have entered into wholesaler fee-for-service agreements, or FFSAs, with our three largest customers. We believe it is beneficial to enter into FFSAs to establish specified levels of product inventory to be maintained by our wholesalers and to obtain more precise information as to the level of our product inventory available throughout the product distribution channel. The FFSAs require that the wholesalers maintain certain minimum inventory levels that gradually decline over the next several quarters. We record the cost associated with the FFSAs as revenue deductions. We cannot be certain that the FFSAs will be effective in limiting speculative purchasing activity, that there will not be a future drawdown of inventory as a result of declining minimum inventory requirements, or otherwise, or that the inventory level data provided through our FFSAs are accurate. If speculative purchasing does occur, if the wholesalers significantly decrease their inventory levels, or if inventory level data provided through FFSAs is inaccurate, our business, financial condition, cash flows and results of operations may also be adversely affected.

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

Our ability to maintain profitability will depend in large part on successful development and commercialization of additional products. All of our product candidates are in the early stages of development. We cannot be assured that we will be able to develop or acquire and commercially introduce new products in a timely manner or that new products, if developed or acquired, will be approved for the indications and/or with the labeling we expect, or that they will achieve market acceptance. Before we commercialize any other product candidate in the United States, we will need to successfully develop the product candidate by completing successful clinical trials, submitting an NDA for the product candidate that is accepted for filing by the FDA and receiving FDA approval to market the candidate. We must comply with similar requirements in foreign jurisdictions before commercializing any products in the jurisdiction. If we fail to successfully develop a product candidate and/or the FDA or similar foreign agency delays or denies approval of any NDA, or foreign equivalent, that we have submitted or submit in the future, then commercialization of our products under development may be delayed or terminated, which could have a material adverse effect on our business.

A number of problems may arise during the development of our product candidates, including the following:

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

In addition, our growth is dependent on our continued ability to penetrate new markets where we have limited experience and competition is intense. We cannot be certain that the markets we serve will grow in the future, that our existing and new products will meet the requirements of these markets, that our products will achieve customer acceptance in these markets, that competitors or regulators will not force prices to an unacceptably low level or take market share from us, or that we can achieve or maintain profits in these markets.

If the FDA, or similar foreign agency, delays or denies approval of any NDA, or foreign equivalent, that we file, then commercialization of the product subject to the filing will be delayed or terminated, which could have a material adverse effect on our business.

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

There have been, there are, and we expect there will continue to be, state and Federal legislative and/or administrative proposals that could limit the amount that state or Federal governments will pay to reimburse the cost of pharmaceutical products. The MMA, which was signed into law in December 2003, contains provisions that permit reductions in government reimbursement for drugs. The full impact of the MMA and its regulatory requirements on our business is not yet known. However, we believe that legislative or administrative acts that reduce reimbursement for our products could adversely affect our business. In addition, private insurers, such as managed care organizations, may adopt their own coverage restrictions or demand price concessions in response to legislation or administrative action. Reduction in reimbursement for our products could have a material adverse effect on our results of operations. Also, the increasing emphasis on managed care in the United States may put increasing pressure on the price and usage of our products, which may adversely affect product sales. Further, when a new drug product is approved, governmental and/or private reimbursement for that product is uncertain, as is the amount for which that product will be reimbursed and the extent of coverage for the product. We cannot predict availability or amount of reimbursement for our approved products or product candidates and current reimbursement policies for marketed products may change at any time.

The MMA established a prescription drug benefit beginning in 2006 for all Medicare beneficiaries. We do not know the extent to which our products will continue to be included in the Medicare prescription drug benefit, and we may be required to provide significant discounts or rebates to drug plans participating in the Medicare drug benefit. Moreover, Congress may enact legislation that permits the Federal government to directly negotiate price and demand discounts on pharmaceutical products that may implicitly create price controls on prescription drugs. In addition, Managed Care Organizations, or MCOs, Health Maintenance Organizations, or HMOs, Preferred Provider Organizations, or PPOs, health care institutions and other government agencies continue to seek price discounts. MCOs, HMOs, PPOs and private health plans administer the Medicare drug benefit, leading to managed care and private health plans influencing prescription decisions for a larger segment of the population. In addition, certain states have proposed, and certain other states have adopted, various programs to control prices for their seniors’ and low-income drug programs, including price or patient reimbursement constraints, restrictions on access to certain products, importation from other countries, such as Canada, and bulk purchasing of drugs.

Since January 2005 and through June 2007, Medicare reimbursed XOPENEX Inhalation Solution pursuant to a unique reimbursement code. In March 2006, the DME-PSCs, the entities responsible for overseeing the Medicare Part B prescription drug benefit for respiratory products, announced their intention to implement a LCA, reimbursement action for XOPENEX Inhalation Solution that, if it had been implemented, would have reduced the reimbursement paid for XOPENEX Inhalation Solution to that of generic racemic albuterol. In December 2006, CMS commenced an NCA, to determine when use of nebulized levalbuterol in treating COPD in the Medicare population is reasonable and necessary. While the NCA for XOPENEX Inhalation Solution was pending, the DME-PSCs announced that the proposed LCA would be stayed. On June 20, 2007, CMS announced its preliminary coverage determination, stating that, based on its review of the available data and comments submitted, it was unable to determine the criteria for when XOPENEX Inhalation Solution would be appropriate to use by the Medicare population and would instead defer this determination to the DME-PSCs. As part of its coverage determination, CMS affirmed that the use of nebulized beta-adrenergic agonists (such as XOPENEX Inhalation Solution and BROVANA) in the treatment of lung disease in the home is medically necessary; such a determination is needed before CMS or the DME-PSCs can establish the coverage criteria for a given prescription drug under the Medicare Part B benefit. We have submitted comments in response to the CMS proposed coverage memo. The final coverage determination is expected in September 2007.

In May 2007, CMS announced that, based on its interpretation of the statutory language of the MMA, it was required to discontinue the unique reimbursement codes for XOPENEX Inhalation Solution, which had been in place since January 2005, and generic albuterol and bundled these products together in a newly created reimbursement code. This reimbursement code became effective on July 1, 2007. As a result of this coding change, reimbursement for XOPENEX Inhalation Solution and generic albuterol is now based on the blended weighted average selling price for the two products, resulting in reimbursement for XOPENEX Inhalation Solution that is considerably lower than the product’s published WAC. Revenues from the sale of XOPENEX Inhalation Solution for the quarter ended June 30, 2007 were, and we expect will continue to be, adversely affected as a result of this change. The bundling action also resulted in an unintended increase in Medicare Part B reimbursement for generic albuterol, significantly higher than the product’s average selling price (as publicly reported by the Medicare Part B program), creating the potential for inappropriate reimbursement incentives to influence the dispensing decisions of providers. In July 2007, the U.S. House of Representatives released draft legislation as part of the State Children’s Health Insurance Program reauthorization that includes language addressing the Medicare Part B reimbursement scenario that may potentially impact physician prescribing decisions based upon financial incentives. The draft legislation provides that XOPENEX Inhalation Solution and generic albuterol will be paid at the lower of their respective stand-alone average selling prices or the blended XOPENEX Inhalation Solution/generic albuterol average selling price. For generic albuterol, this will lower the reimbursement Medicare pays for the product to its stand-alone average selling price. For XOPENEX Inhalation Solution, reimbursement will continue to be paid at the blended XOPENEX/generic albuterol average selling price. Medicare Part B reimbursement rates are updated quarterly. Should the proposed legislative change become law, it will be effective on January 1, 2008. The impact of this potential legislative action on XOPENEX Inhalation Solution revenues in the Medicare market in 2008 is not yet known.

We estimate that approximately 25 to 30 percent of our XOPENEX Inhalation Solution units sold are subject to reimbursement under Medicare Part B. We have been actively contracting with home health care and retail pharmacy providers in an effort to ensure the continued availability of XOPENEX Inhalation Solution to Medicare Part B beneficiaries with reversible obstructive airway disease. If the contracting strategy for XOPENEX Inhalation Solution is not successful in maintaining as much of the current unit sales levels for the product in Medicare as commercially feasible, if the reimbursement scenario that may potentially impact physician prescribing decisions for generic albuterol is not corrected legislatively, and/or if the DME-PSCs impose restrictive coverage policies on XOPENEX Inhalation Solution, revenue from sales of XOPENEX Inhalation Solution will be adversely affected and our financial condition and results from operations will be impaired.

We filed a J Code application, for BROVANA in January 2007, and it was accepted by CMS as part of the 2008 coding cycle review. In April 2007, CMS announced that its preliminary determination on the BROVANA J Code application was favorable and CMS recommended that BROVANA be awarded a unique J Code. The final decision on the BROVANA J Code application is expected in November 2007. If BROVANA is awarded a unique J Code by CMS in November 2007, it would become effective on January 1, 2008. In April 2007, CMS informed us that the scope of the NCA includes BROVANA. As stated above, CMS announced that it was deferring its coverage determination, including any determination for long-acting beta-agonists like BROVANA, to the DME-PSCs. On June 13, 2007, the DME-PSCs published an article detailing the coverage criteria for BROVANA. The article also stated that, for the remainder of 2007, BROVANA would be reimbursed under Medicare Part B pursuant to a miscellaneous or “not otherwise classified” reimbursement code. Unless otherwise modified by the DME-PSCs, the coverage criteria established for BROVANA in the above-referenced article will remain in effect under the miscellaneous reimbursement code and any unique J Code that is awarded for the product. We have initiated a contracting strategy with retail and home health care pharmacy providers for BROVANA that is intended to ensure the availability of the product for Medicare patients. If the contracting strategy for BROVANA is not successful or if the coverage policies established by the DME-PSCs for the product are viewed by physicians and providers as too restrictive, revenue growth from sales of BROVANA in the Medicare market will be materially adversely affected.

Additionally, as we enter into agreements to license our products for commercialization outside of the United States, we may be subject to pricing decisions made by regulatory bodies and private insurers around the world, including Japan. Such pricing decisions may affect royalty rates and payments made to us under those agreements, or decisions whether or not to commercialize our products in the applicable jurisdiction.  Efforts to obtain pricing decisions are often the responsibility of the third party licensee and we cannot predict the success of any third party in obtaining desirable pricing, or how the actions of such third party or any regulatory body or private insurer will affect the ultimate commercial benefits of those transactions.

We pay a minimum rebate to state Medicaid programs based on the utilization of our products by Medicaid beneficiaries. This rebate is mandated by the Omnibus Budget Reconciliation Act of 1990 and is calculated and paid on a quarterly basis. The minimum rebate is currently 15.1% of the Average Manufacturers Price, or AMP, calculated for each of our products and may be higher if we provide discounts to commercial customers that are greater than the statutorily mandated minimum rebate. In addition, several states have adopted Preferred Drug Lists, or PDLs, for their Medicaid programs and more states may adopt this practice. Products placed on a state Medicaid program’s PDL are not subject to restrictions on their utilization such as prior authorization before use. If our drugs are not included on Medicaid PDLs, use of our drugs in the Medicaid program may be adversely affected. In some states that have adopted PDLs, we have been, and may continue to be, required to provide substantial supplemental rebates to state Medicaid authorities in order for our drugs to be included on the PDL.

The Federal, state and local governments have initiated investigations and lawsuits concerning the rebate practices of many pharmaceutical companies to ensure compliance with these programs. We were recently named as a defendant, together with numerous other companies, in one such suit. The formulas for determining these rebates and discounts are set by law, are based on a number of different factors, and can be complicated. We recompute these amounts each quarter based on our up-to-date knowledge of the statutory requirements and believe our calculations are accurate and based on reasonable assumptions and judgments. However, as a result of an investigation or lawsuit we may be required to pay additional rebates and/or discounts on sales made in prior periods and/or be subject to fines and/or other penalties. In addition an investigation or lawsuit concerning our rebate practices could be costly, could divert the attention of our management from our core business and could damage our reputation.

If reimbursement for our marketed products changes adversely or if we fail to obtain adequate reimbursement for our other current or future products, health care providers may limit how much or under what circumstances they will prescribe or administer them, which could reduce use of our products or cause us to reduce the price of our products.

We will spend considerable time and money complying with Federal, state and foreign laws and regulations and, if we are unable to fully comply with such laws and regulations, we could face substantial penalties.

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

•       other Medicare and Medicaid laws and regulations that establish requirements for coverage and payment for our products, including the amount of such payments;

•       the Federal False Claims Act, which imposes civil and criminal liability on individuals and entities who submit, or cause to be submitted, false or fraudulent claims for payment to the government;

•       the Federal Health Insurance Portability and Accountability Act of 1996, which prohibits executing a scheme to defraud any health care benefit program, including private payors and, further, requires us to comply with standards regarding privacy and security of individually identifiable health information and conduct certain electronic transactions using standardized code sets;

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

•       the Prescription Drug User Fee Act, which governs the filing of applications for marketing approval of new prescription drug products;

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

We are a participant in the Medicaid rebate program established by the Omnibus Budget Reconciliation Act of 1990. Under the Medicaid rebate program, we are obligated to pay at least a minimum primary rebate of 15.1% on all utilization of our products by Medicaid beneficiaries. Congress is considering legislation that may raise the minimum rebate level that we must pay to state Medicaid programs. In addition, this primary rebate may be higher if we provide discounts to commercial customers that are greater than the statutorily mandated minimum. Also, several state Medicaid programs have implemented PDLs. Products placed on a state Medicaid program’s PDL are not subject to restrictions on their utilization such as prior authorization before use. To secure a place on a given state PDL, we provide discounts to the state Medicaid program in the form of supplemental rebates.

Both the Federal government and state and local governments have initiated investigations and lawsuits concerning the rebate practices of many pharmaceutical companies to ensure compliance with these rebate programs. We were recently named as a defendant, together with numerous other companies, in one such suit. The formulas for determining these rebates and discounts are set by law, are based on a number of different factors and can be complicated. We recompute these amounts each quarter based on our up-to-date knowledge of the statutory requirements and believe our calculations are accurate and based on reasonable assumptions and judgments. However, as a result of an investigation or lawsuit we may be required to pay additional rebates and/or discounts on sales made in prior periods or be subject to fines and other penalties. In addition, an investigation or lawsuit concerning our rebate practices could be costly, could divert the attention of our management from our core business and could damage our reputation.

The approval of sale of certain medications without a prescription may adversely affect our business.

In May 2001, an advisory panel to the FDA recommended that the FDA allow certain popular allergy medications to be sold without a prescription. In November 2002, the FDA approved CLARITIN®, an allergy medication, to be sold without a prescription. In the future, the FDA may also allow sale of other allergy medications without a prescription. The sale of CLARITIN and/or, if allowed, the sale of other allergy medications without a prescription, may have a material adverse effect on our business because the market for prescription drugs, including CLARINEX, ALLEGRA, and XYZAL / XUSAL for which we receive royalties on sales, has been and may continue to be, adversely affected.

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

XOPENEX brand levalbuterol HCl Inhalation Solution is currently the subject of patent invalidity claims. The FDA has received ANDAs from Breath, Dey, L.P., Watson, and Barr seeking marketing approval for generic copies of our XOPENEX Inhalation Solution products. These submissions include Paragraph IV certifications alleging that our patents listed in the Orange Book for XOPENEX Inhalation Solution are invalid, unenforceable or not infringed by the submitter’s proposed product. We have filed civil actions against Breath, Dey, L.P., and Barr for patent infringement.

In June 2006, we were notified that Teva Pharmaceutical Industries Limited and Teva UK Limited, referred to collectively as Teva, have filed a claim naming us as defendant in the United Kingdom’s High Court of Justice, Chancery Division, Patents Court. The claim alleges that our two patents relating to fexofenandine hydrocloride, which we have licensed to sanofi-aventis in connection with its sale of ALLEGRA, are invalid, and seeks to have them invalidated. Sanofi-aventis is defending this action. If patent-based exclusivity for ALLEGRA is lost in the United Kingdom or in any other jurisdiction where a similar action is brought, our rights to receive royalty revenue in any such jurisdiction will terminate.

In August 2006, we were notified that several ANDAs containing Paragraph IV certifications had been received by the FDA seeking approval of generic versions of certain of Schering-Plough’s CLARINEX products. In June 2007, we received notification that the FDA had received an ANDA from Glenmark, seeking approval of a generic version of Schering-Plough’s 5 mg tablets of CLARINEX brand desloratadine. Glenmark’s submission includes a Paragraph IV certification alleging that our patents that Schering-Plough (as licensee of such patents) listed in the Orange Book for its CLARINEX brand desloratadine are invalid, unenforceable or not infringed by the generic version for which Glenmark is seeking approval. In July 2007, we and the University of Massachusetts, co-owners of certain patents listed in the Orange Book, filed a civil action against Glenmark for patent infringement.

In July 2007, we received notification that the FDA had received an ANDA from Sun Pharmaceutical Industries, Ltd., seeking approval of a generic version of Schering-Plough’s 5 mg tablets of CLARINEX brand desloratadine. Sun Pharmaceutical Industries, Ltd.’s submission includes a Paragraph IV certification alleging that our patents listed by Schering-Plough (as licensee of such patents) in the Orange Book for CLARINEX brand desloratadine are invalid and/or unenforceable, or are not infringed by the generic version for which Sun Pharmaceutical Industries, Ltd. is seeking approval. We are contemplating filing a civil action against Sun Pharmaceuticals Industries, Ltd. for patent infringement. If patent based exclusivity for CLARINEX is lost in any of these cases, Schering-Plough will have no obligation to pay royalties to us on the U.S. sales of CLARINEX products.

In June 2007, we received notification that Teva filed an Action for Revocation of our European patent for levocetirizine in the High Chancery Court in the United Kingdom based on alleged invalidity of our granted patent and their intent to market a generic levocetirizine product that would infringe our granted patent. In July 2007, we received notification that Teva Pharmaceutical Industries Limited filed a Nullification Request for our European patent for levocetirizine in the German Federal Patent Court. Our levocetirizine patent is exclusively licensed to UCB in connection with its sale of XYZAL/XUSAL. We have retained counsel for the Action for Revocation in the United Kingdom and we are in process of retaining counsel for the Nullification Action in Germany.

Should we successfully enforce our United States patents, ANDA approval will not occur until the expiration of the applicable patents. Otherwise, the FDA will stay its approval of the relevant ANDA until thirty months following the date we received notice of such ANDA or until a court decides that our patents are invalid, unenforceable or not infringed, whichever is earlier. Should we successfully enforce our foreign patents, generic companies will be prevented from obtaining patent protection for similar drugs, and will be deterred from market entry until the expiration of the applicable patent(s).

Patent litigation involves complex legal and factual questions. We can provide no assurance concerning the outcome or the duration of any patent related lawsuits. If we, or third parties from whom we receive royalties, are not successful in enforcing our respective patents, the generic companies will not be excluded, for the full term of our patents, from marketing their generic versions of our products or third party products for which we have licensed rights to our patents. Introduction of generic copies of any of our products or third party products for which we have licensed rights to our patents before the expiration of our patents would have a material adverse effect on our business.

Additionally, the costs to us of these proceedings, even if resolved in our favor, could be substantial. Such litigation could also substantially divert the attention of our management and other key personnel from our core business and our resources in general. Uncertainties resulting from the initiation and continuation of this and any other litigation proceedings could harm our ability to compete in the marketplace.

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

Others may file suit against us alleging that our products or product candidates infringe patents they hold. Even if resolved in our favor, any patent infringement litigation would be costly, would require significant time and attention of our management, could prevent us from commercializing our products for a period of time and could require us to pay significant damages and could have a material adverse effect on our business. If the matter is not resolved in our favor, we could be required to pay significant damages and/or be prevented from commercializing our product and our business could be materially adversely affected. In April 2007, we were served with a complaint filed by Dey, alleging that the manufacture and sale of BROVANA (arformoterol tartrate) infringes or will induce infringement of a single U.S. patent for which Dey owns all rights, title and interest. In April 2007, we filed an answer and counterclaim to this complaint seeking to invalidate the originally asserted patent and a second related patent. In May 2007, Dey filed a reply asserting infringement of the second patent. It is too early to make a reasonable assessment as to the likely outcome or impact of this litigation. We are unable to reasonably estimate any possible range of loss or liability related to this lawsuit due to its uncertain resolution.

If any of our trademarks, or our use of any of our trademarks on our products, is challenged, we may be forced to rename the affected product or product candidate, which could be costly and time consuming, and would result in the loss of any brand equity associated with the product name. In September 2006, Tharos filed suit against us in the United States District Court, District of Utah, Central Division, alleging trademark infringement, dilution, unfair competition, false advertising and false designation of origin arising out of our use of our silk luna moth design in connection with LUNESTA. Tharos seeks unspecified monetary damages and to enjoin our use of the silk luna moth design. In October 2006, we filed a motion to dismiss Tharos’ claims. On February 9, 2007, the court granted our motion in respect of the state unfair competition claims and denied it in respect of Tharos’ other claims. On March 6, 2007, we filed an Answer to Tharos’ Complaint. In addition, we filed counterclaims against Tharos for cancellation of Tharos’ alleged trademark and for false advertising. We continue to defend our trademark in this litigation but we are unable at this stage to predict its ultimate resolution.

Risks Related to Our Dependence on Third Parties

If any third-party collaborator is not successful in development of our product candidates, we may not realize the potential commercial benefits of the arrangement and our results of operations could be adversely affected.

We have entered into a collaboration agreement with 3M for the scale-up and manufacturing of XOPENEX HFA.  Under this agreement, 3M is responsible for manufacturing an MDI formulation of XOPENEX. We commercially introduced XOPENEX HFA in December 2005.  We have also entered into an agreement with Eisai for development and commercialization of our eszopiclone product, marketed as LUNESTA in the U.S. Under this agreement, Eisai will be responsible for completing remaining clinical trials necessary for attaining marketing approval from the Japanese regulatory authorities and, contingent on regulatory approval, commercialization of the product in Japan.

If 3M, Eisai or any future development or commercialization collaborator do not devote sufficient time and resources to its collaboration arrangement with us, breaches or terminates its agreement with us, fails to perform its obligations to us in a timely manner or is unsuccessful in its development and/or commercialization efforts, we may not realize the potential commercial benefits of the arrangement and our results of operations may be adversely affected. In addition, if regulatory approval or commercialization of any product candidate under development by or in collaboration with a partner is delayed or limited, we may not realize, or may be delayed in realizing, the potential commercial benefits of the arrangement.

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

We currently operate a manufacturing plant that we believe can meet our commercial requirements of the active pharmaceutical ingredient for XOPENEX Inhalation Solution and XOPENEX HFA, partially fulfill our commercial requirements of the active pharmaceutical ingredient for LUNESTA, and support production of our product candidates in amounts needed for our clinical trials. We do not, however, have the capability to manufacture at our manufacturing facility all of our requirements for the active ingredients of our currently approved products, and we have no facilities for manufacturing pharmaceutical dosage forms or finished drug products. Developing and obtaining this capability would be time consuming and expensive. Unless and until we develop this capability, we will rely substantially, and in some cases, entirely, on third-party manufacturers. Catalent Pharma Solutions, LLC, or Catalent, formerly Cardinal Health, Inc., is currently the sole finished goods manufacturer of our XOPENEX Inhalation Solution and BROVANA. Patheon Inc., or Patheon, is the sole manufacturer of LUNESTA and 3M is the sole manufacturer and supplier of XOPENEX HFA. Certain components of XOPENEX HFA are available from only a single source. If Catalent, Patheon, 3M, or any of our sole-source component suppliers experiences delays or difficulties in producing, packaging or delivering XOPENEX Inhalation Solution, XOPENEX HFA, BROVANA or LUNESTA, as the case may be, we could be unable to meet our customers’ demands for such products, which could lead to customer dissatisfaction and damage to our reputation. Furthermore, if we are required to change manufacturers, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines, including FDA guidelines. The delays associated with the verification of a new manufacturer for XOPENEX Inhalation Solution, XOPENEX HFA, BROVANA or LUNESTA could adversely affect our ability to produce such products in a timely manner or within budget.

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

We are currently commercializing four products. However, all of our product candidates are in the early stages of development. In order to increase the likelihood that we will be able to successfully develop and/or commercialize additional drugs, we intend to acquire and develop additional product candidates and/or approved products. The success of this growth strategy depends upon our ability to correctly establish criteria for such acquisitions and successfully identify, select and acquire product candidates and/or products that meet such criteria. We will be required to integrate any acquired product candidates into our research and development operations and any acquired products into our sales and marketing operations. Managing the development and/or commercialization of a new product involves numerous other financial and operational risks, including difficulties allocating resources between existing and acquired assets and attracting and retaining qualified employees to develop and/or sell the product.

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

In addition, we cannot be assured that any products that we develop or acquire will be:

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

We may undertake strategic acquisitions in the future and any difficulties from integrating such acquisitions could adversely affect our stock price, business operations, financial condition or results from operations.

We may acquire additional businesses and products that complement or augment our existing business. We have limited acquisition experience and may not be able to integrate any acquired business or product successfully or operate any acquired business profitably. Integrating any newly acquired business or product could be expensive and time-consuming. Integration efforts often take a significant amount of time, place a significant strain on managerial, operational and financial resources and could prove to be more difficult or expensive than we predict. The diversion of our management’s attention and any delay or difficulties encountered in connection with any future acquisitions we may consummate could result in the disruption of our on-going business or inconsistencies in standards, controls, procedures and policies that could adversely affect our ability to maintain relationships with customers, suppliers, collaborators, employees and others with whom we have business dealings. Moreover, we may need to raise additional funds through public or private debt or equity financing to acquire any businesses or products, which may result in dilution for stockholders or the incurrence of indebtedness.

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

We are required to file a notice under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, or the HSR Act, for certain agreements containing exclusive license grants and to delay the effectiveness of any such exclusive license until expiration or earlier termination of the notice and waiting period under the HSR Act. If expiration or termination of the notice and waiting period under the HSR Act is delayed because of lengthy government review, or if the Federal Trade Commission or Department of Justice successfully challenges such a license, development and commercialization could be delayed or precluded and our business could be adversely affected.

ITEMS 2-3.                              NONE

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of stockholders was held on May 15, 2007. The following represents the results of the voting on proposals submitted to a vote of stockholders at the annual meeting:

1.                To elect each of Digby W. Barrios and Alan A. Steigrod to serve as a Class III director until the 2010 annual meeting and until his successor is duly elected and qualified.

	For	Withheld Authority
Digby W. Barrios	65,373,807	26,381,196
Alan A. Steigrod	76,043,289	15,711,714

The terms of office of the following directors continued after the annual meeting:

Adrian Adams
James G. Andress
Timothy J. Barberich
Robert J. Cresci
James F. Mrazek
Timothy J. Rink

2.                To approve an amendment to our 2000 Stock Incentive Plan increasing from 11,500,000 to 13,500,000 the number of shares reserved for issuance under the 2000 plan.

For	Against	Abstain	Broker Non-Votes
58,230,705	20,976,410	66,021	12,481,867

3.                To ratify the selection of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the current fiscal year.

For	Against	Abstain
91,370,689	309,294	75,019

ITEM 5.                NONE

ITEM 6.                EXHIBITS

10.1	2000 Stock Incentive Plan, as amended.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEPRACOR INC.
Date: August 8, 2007	By:	/s/ ADRIAN ADAMS
Adrian Adams
President and Chief Executive Officer (Principal Executive Officer)
Date: August 8, 2007	By:	/s/ ROBERT F. SCUMACI
Robert F. Scumaci
Executive Vice President, Corporate Finance, Administration and Technical Operations, and Treasurer (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description
10.1	2000 Stock Incentive Plan, as amended.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.