Form 10-Q
period 2007-09-30
SEPRACOR INC /DE/
filed 2007-11-09
CIK 877357

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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

The number of shares outstanding of the registrant’s class of Common Stock as of October 31, 2007 was: 111,702,976 shares.

SEPRACOR INC.
INDEX

SEPRACOR INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands)

	September 30, 2007	December 31, 2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$387,241	$415,411
Short-term investments	324,777	568,037
Accounts receivable, net	154,486	175,103
Inventories	49,459	37,087
Other assets	31,407	25,390
Total current assets	947,370	1,221,028
Long-term investments	220,284	182,876
Property and equipment, net	85,231	72,811
Investment in affiliate	4,344	5,107
Deferred financing costs and patents, net	8,566	11,881
Other assets	81	90
Total assets	$1,265,876	$1,493,793
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$17,240	$10,751
Accrued expenses	123,948	113,099
Current portion of notes payable and capital lease obligation	1,199	385
Current portion of convertible subordinated debt	—	440,000
Other current liabilities	137,270	115,877
Total current liabilities	279,657	680,112
Notes payable and capital lease obligation	2,225	693
Long-term deferred revenue	24,794	—
Convertible subordinated debt	720,820	720,820
Total liabilities	1,027,496	1,401,625
Stockholders’ equity:
Preferred stock, $1.00 par value, 1,000 shares authorized; none outstanding at September 30, 2007 and December 31, 2006	—	—
Common stock, $.10 par value, 240,000 shares authorized at September 30, 2007 and December 31, 2006; 111,679 and 110,040 shares issued, 107,418 and 105,779 shares outstanding, at September 30, 2007 and December 31, 2006, respectively	11,168	11,004
Treasury stock, at cost (4,261 shares at September 30, 2007 and December 31, 2006)	(232,028)	(232,028)
Additional paid-in capital	1,848,379	1,788,417
Accumulated deficit	(1,406,474)	(1,478,065)
Accumulated other comprehensive income	17,335	2,840
Total stockholders’ equity	238,380	92,168
Total liabilities and stockholders’ equity	$1,265,876	$1,493,793

The accompanying notes are an integral part of the condensed consolidated financial statements.

SEPRACOR INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Revenues:
Product sales	$275,024	$280,086	$861,983	$814,018
Royalties and license fees	8,921	9,210	31,524	25,362
Total revenues	283,945	289,296	893,507	839,380
Costs and expenses:
Cost of product sold	26,226	24,554	82,719	70,780
Cost of royalties	194	327	849	769
Research and development	49,025	35,520	135,184	121,149
Selling, marketing and distribution	154,648	151,154	538,282	523,750
General and administrative	20,477	19,285	58,666	51,880
Litigation settlement, net	—	—	34,000	—
Total costs and expenses	250,570	230,840	849,700	768,328
Income from operations	33,375	58,456	43,807	71,052
Other income (expense):
Interest income	11,173	12,319	34,882	33,103
Interest expense	(88)	(5,538)	(2,958)	(16,632)
Equity in investee losses	(37)	(212)	(441)	(565)
Other expense	(621)	(9)	(907)	(321)
Income before income taxes	43,802	65,016	74,383	86,637
Income taxes	907	585	2,792	1,126
Net income after income taxes	$42,895	$64,431	$71,591	$85,511
Basic net income per common share	$0.40	$0.61	$0.67	$0.82
Diluted net income per common share	$0.37	$0.56	$0.61	$0.74
Shares used in computing basic and diluted net income per common share:
Basic	107,318	104,991	106,628	104,627
Diluted	116,033	115,694	116,508	115,447

The accompanying notes are an integral part of the condensed consolidated financial statements.

SEPRACOR INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Nine Months Ended
	September 30, 2007	September 30, 2006
Cash flows from operating activities:
Net income	$71,591	$85,511
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,178	15,259
Equity in investee losses	441	565
Stock compensation	27,926	31,371
Loss (gain) on asset disposal	218	(137)
Changes in operating assets and liabilities:
Accounts receivable	20,617	(47,292)
Inventories	(11,119)	(9,312)
Other current assets	(5,848)	(4,426)
Accounts payable	6,426	6,288
Accrued expenses	10,699	(82,945)
Other liabilities	46,188	23,855
Net cash provided by operating activities	182,317	18,737
Cash flows from investing activities:
Purchases of short and long-term investments	(730,355)	(915,978)
Sales and maturities of short and long-term investments	947,885	839,405
Additions to property and equipment	(19,739)	(11,929)
Proceeds from sales of equipment	—	150
Investment in non-affiliate	—	(8,939)
Net cash provided by (used in) investing activities	197,791	(97,291)
Cash flows from financing activities:
Net proceeds from issuance of common stock	32,200	18,694
Repayments of long-term debt and capital leases	(440,877)	(1,717)
Net cash provided by (used in) financing activities	(408,677)	16,977
Effect of exchange rate changes on cash and cash equivalents	399	89
Net decrease in cash and cash equivalents	(28,170)	(61,488)
Cash and cash equivalents at beginning of period	415,411	178,144
Cash and cash equivalents at end of period	$387,241	$116,656
Supplemental schedule of cash flow information:
Cash paid during the period for interest	$11,148	$22,043
Cash paid during the period for income taxes	$3,976	$234
Non cash activities:
Additions to capital leases	$3,260	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

1.                 Basis of Presentation

The accompanying condensed consolidated interim financial statements are unaudited and have been prepared on a basis substantially consistent with the audited financial statements. Certain information and footnote disclosures normally included in our annual financial statements have been condensed or omitted. The consolidated interim financial statements, in the opinion of our management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for the interim periods ended September 30, 2007 and 2006.

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the following: (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities at the dates of the financial statements and (iii) the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

2.                 Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS 159, which allows entities the option to measure eligible financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS 159 to have a material impact on our consolidated financial statements.

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements, or SFAS 157, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not expect the adoption of SFAS 157 to have a material impact on our consolidated financial statements.

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

For the three and nine months ended September 30, 2007 and 2006, the following securities were excluded from the computation of diluted EPS because they would have had an anti-dilutive effect:

a.                 Options to purchase shares of common stock:

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
	(in thousands, except price per share data)
Number of options	3,569	4,175	4,459	3,779
Price range per share	$22.71 to $87.50	$48.52 to $87.50	$38.26 to $87.50	$52.08 to $87.50

b.                Shares of common stock reserved for issuance upon conversion of convertible subordinated debt:

	September 30, 2007	September 30, 2006
	(in thousands)
5% convertible subordinated debentures due 2007	—	4,763
Total	—	4,763

We have issued 0% convertible subordinated notes due 2024, which were not convertible into equity as of September 30, 2007 or 2006 or at any time during the nine months ended September 30, 2007 or 2006. Once these notes become convertible into equity, shares of common stock will be reserved under the conversion formula for issuance upon conversion if and when our common stock price exceeds $67.20 per share on the NASDAQ Global Select Market. Prior to such occurrence, the notes are only convertible into cash.

4.                 Inventories

Inventories consist of the following:

	September 30, 2007	December 31, 2006
	(in thousands)
Raw materials	$24,238	$21,611
Finished goods	25,221	15,476
Total	$49,459	$37,087

5.                 Deferred Financing and Patents Costs

The following schedule details the carrying value of our patents and deferred financing costs:

	September 30, 2007	December 31, 2006
	(in thousands)
Deferred financing costs, gross	$20,407	$34,440
Accumulated amortization	(12,377)	(23,215)
Deferred financing costs, net	$8,030	$11,225
Patents, gross	$2,259	$2,259
Accumulated amortization	(1,723)	(1,603)
Patents, net	$536	$656

The following schedule details our amortization expense related to patents and deferred financing costs:

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
	(in thousands)
Amortization of deferred financing costs	$959	$1,435	$3,195	$4,305
Amortization of patents	35	60	120	186
Total	$994	$1,495	$3,315	$4,491

6.                 Convertible Subordinated Debt

Convertible subordinated debt consists of the following:

	September 30, 2007	December 31, 2006
	(in thousands)
5% convertible subordinated debentures due February 2007	$—	$440,000
0% Series A convertible senior subordinated notes due December 2008	72,800	72,800
0% Series B convertible senior subordinated notes due December 2010	148,020	148,020
0% convertible senior subordinated notes due October 2024	500,000	500,000
Total	$720,820	$1,160,820

7.                 Comprehensive Income

Total comprehensive income consists of net income, net foreign currency translation adjustment and net unrealized gain (loss) on available-for-sale securities.

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
	(in thousands)
Comprehensive income:
Net income	$42,895	$64,431	$71,591	$85,511
Net foreign currency translation adjustment	1,294	93	3,138	774
Net unrealized gain (loss) on available-for-sale securities	2,491	(8)	11,357	(3,872)
Total comprehensive income	$46,680	$64,516	$86,086	$82,413

8.                 Legal Proceedings

Tecastemizole Class Action Complaints

In June 2007, we filed in the United States District Court for the District of Massachusetts, or the Court, a Stipulation of Settlement regarding two securities class action lawsuits, or class actions, pending in the Court naming Sepracor and certain of our current and former officers and one director as defendants. As previously disclosed, the class actions, which were filed on behalf of certain purchasers of our equity and debt securities, or the plaintiffs, alleged that the defendants violated the Federal securities laws by making false and misleading statements relating to the testing, safety and likelihood of approval of tecastemizole by the United States Food and Drug Administration, or FDA.

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

Under the terms of the Stipulation of Settlement, in June 2007, we paid into escrow $52.5 million in settlement of the class actions and, in July 2007, received an $18.5 million reimbursement from our insurance carriers. We recorded the litigation settlement expense of $34.0 million, relating to this matter, during the quarter ended March 31, 2007.

On September 6, 2007, the Court granted final approval of the Stipulation of Settlement and entered a final judgment consistent with the Stipulation of Settlement. The settlement is now final and the total settlement amount has been released from escrow. Pursuant to the final judgment entered by the Court, the Court dismissed the class actions with prejudice and the plaintiffs are deemed to have released all related claims against us.

Litigation Related to Generic Competition and Patent Infringement

Levalbuterol Hydrochloride Inhalation Solution Abbreviated New Drug Applications

In September 2005, we received notification that the FDA had received an Abbreviated New Drug Application, or ANDA, from Breath Limited, or Breath, seeking approval of a generic version of our 1.25 mg/3 mL, 0.63 mg/3 mL and 0.31 mg/3 mL XOPENEX® (levalbuterol hydrochloride) Inhalation Solution. Breath’s submission includes a Paragraph IV certification alleging that our patents listed in the FDA publication entitled Approved Drug Products With Therapeutic Equivalence Evaluations, commonly referred to as the “Orange Book,” for these three dosages of XOPENEX Inhalation Solution are invalid, unenforceable or not infringed by the generic version for which Breath is seeking approval. In October 2005, we filed a civil action against Breath for patent infringement and a non-jury trial is scheduled to begin on July 14, 2008 in the United States District Court for the District of Massachusetts, No. CV:06-10043.

In January 2006, we received notification that the FDA had received an ANDA from Dey, L.P., seeking approval of a generic version of our 1.25 mg/3 mL, 0.63 mg/3 mL, and 0.31 mg/3 mL XOPENEX Inhalation Solution. Dey, L.P.’s submission includes a Paragraph IV certification alleging that our patents listed in the Orange Book for these three dosages of XOPENEX Inhalation Solution are invalid, unenforceable, or not infringed by the generic version for which Dey, L.P. is seeking approval. In February 2006, we filed a civil action against Dey, L.P. for patent infringement and the case is pending in the United States District Court for the District of Delaware, C.A. No. 06-113.

In August 2006, we received notification that the FDA had received an ANDA from Dey, L.P. seeking approval of a generic version of our 1.25 mg/0.5 mL XOPENEX Inhalation Solution concentrate. Dey, L.P.’s submission includes a Paragraph IV certification alleging that our patents listed in the Orange Book for 1.25 mg/0.5 mL XOPENEX Inhalation Solution concentrate are invalid, unenforceable, or not infringed by the generic version for which Dey, L.P. is seeking approval. In September 2006, we filed a civil action against Dey, L.P. for patent infringement in the United States District Court for the District of Delaware, C.A. No. 06-604. In September 2006, both civil actions we filed against Dey, L.P. were consolidated into a single suit. No trial date has been set.

In May 2007, we received notification that the FDA had received an ANDA from Barr Laboratories, Inc., or Barr, seeking approval of a generic version of our 1.25 mg/3 mL, 0.63 mg/3 mL and 0.31 mg/3 mL XOPENEX Inhalation Solution. Barr’s submission includes a Paragraph IV certification alleging that our patents listed in the Orange Book for these three dosages of XOPENEX Inhalation

Solution are invalid, unenforceable or not infringed by the generic version for which Barr is seeking approval. In July 2007, we filed a civil action against Barr for patent infringement and the case is pending in the United States District Court for the District of Delaware, C.A. No. 07-438. No trial date has been set.

The filing of an action for patent infringement under the Hatch-Waxman Act invokes an automatic 30-month stay of the FDA’s authority to grant final marketing approval to those companies that file an ANDA containing a Paragraph IV certification against one or more of our XOPENEX Inhalation Solution patents. The first filer of an ANDA with a Paragraph IV certification is potentially entitled to a 180-day period of semi-exclusivity during which the FDA cannot approve subsequently filed ANDAs. The 180-day semi-exclusivity period would begin to run only upon first commercial marketing by the first filer. There are, however, also certain events that could cause the first filer to forfeit the 180-day semi-exclusivity period, which we refer to as a forfeiture event.

For our 1.25 mg/3 mL, 0.63/3 mL, and 0.31/3 mL XOPENEX Inhalation Solution, we believe that Breath is the first filer and potentially entitled to 180-days of semi-exclusivity against subsequent ANDA filers for those three dosages. The 30-month stay against Breath’s ANDA is scheduled to expire on or about March 7, 2008. Upon expiration of that 30-month stay, the FDA could grant final approval and Breath could then commence an “at risk” distribution of its generic levalbuterol product for those dosages notwithstanding our patents and notwithstanding that the court’s decision as to the merits of the litigation will not have been rendered, unless we were able to obtain an injunction prohibiting such distribution. However, if a forfeiture event occurs and the FDA determines that Breath has forfeited the 180-day semi-exclusivity period for those three dosages, other ANDA filers who have been granted final approval by the FDA could commence an “at risk” launch upon expiration of the 30-month stay. For those three dosages, the 30-month stays against Dey L.P. and Barr expire on or about July 9, 2008 and November 30, 2009, respectively.

For our 1.25 mg/0.5 mL XOPENEX Inhalation Solution concentrate, we believe that Dey L.P. is the first filer and potentially entitled to 180-days of semi-exclusivity for that concentration. The 30 month stay against Dey L.P.’s ANDA for that concentration expires on or about February 14, 2009.

Although we could seek recovery of any damages sustained in connection with any activities conducted by a party that infringe a valid and enforceable claim in our patents, whether we are ultimately entitled to such damages would be determined by the court in connection with our ongoing legal proceedings with each party desiring to launch generic levalbuterol hydrochloride products. If any of these parties were to commence selling a generic alternative to our XOPENEX Inhalation Solution product prior to the resolution of these ongoing legal proceedings, or there is a court determination that the products these companies wish to market do not infringe our patents, or that our patents are invalid or unenforceable, it would have a material adverse effect on our business, financial condition and results of operations. In addition, our previously issued guidance regarding our projected financial results may no longer be accurate and we would have to revise such guidance.

Desloratadine Abbreviated New Drug Applications

In June 2007, we received notification that the FDA had received an ANDA from Glenmark Pharmaceuticals, Ltd. and Glenmark Pharmaceuticals, Inc., USA, which we refer to collectively as Glenmark, seeking approval of a generic version of Schering-Plough Corporation, or Schering-Plough’s, 5 mg tablets of CLARINEX® (desloratadine). Glenmark’s submission includes a Paragraph IV certification alleging that our patents that Schering-Plough (as licensee of such patents) listed in the Orange Book for its CLARINEX are invalid, unenforceable or not infringed by the generic version for which Glenmark is seeking approval. In July 2007, we and the University of Massachusetts, co-owners of certain patents listed in the Orange Book, filed a civil action in the United States District Court for the District of New Jersey against Glenmark for patent infringement, C.A. No. 07-3385.

In July 2007, we received notification that the FDA had received an ANDA from Sun Pharmaceutical Industries, Ltd., or Sun, seeking approval of a generic version of Schering-Plough’s 5 mg tablets of CLARINEX. Sun’s submission includes a Paragraph IV certification alleging that our patents listed by Schering-Plough (as licensee of such patents) in the Orange Book for CLARINEX are invalid, unenforceable, or are not infringed by the generic version for which Sun is seeking approval. In September 2007, we and the University of Massachusetts filed a civil action in the United States District Court for the District of New Jersey against Sun for patent infringement, C.A. No. 07-4213.

In August 2007, we received notification that the FDA had received an ANDA from Orchid Chemicals & Pharmaceuticals Ltd., or Orchid, seeking approval of a generic version of Schering-Plough’s 5 mg tablets, and 2.5 and 5 mg orally disintegrating tablets of CLARINEX. Orchid’s submission includes a Paragraph IV certification alleging that our patents listed by Schering-Plough (as licensee of such patents) in the Orange Book for CLARINEX are invalid, unenforceable or not infringed by the generic version for which Orchid is seeking approval. In October 2007, we and the University of Massachusetts filed a civil action in the United States District Court for the District of New Jersey against Orchid for patent infringement, C.A. No. 07-4623.

In September 2007, we received notification that the FDA had received ANDAs from Mylan Pharmaceuticals, Inc., or Mylan, Lupin Limited, or Lupin, and Perrigo R & D Company, or Perrigo, seeking approval of a generic version of Schering-Plough’s 5 mg tablets of CLARINEX, and from Dr. Reddy’s Laboratories, or Dr. Reddy’s, seeking approval of a generic version of Schering-Plough’s 2.5/120 mg tablets of CLARINEX-D 12 hour desloratadine and pseudoephedrine extended release tablets. The submissions by these parties include Paragraph IV certifications alleging that certain patents listed by Schering-Plough (as licensee of such patents) in the Orange Book for CLARINEX are invalid, unenforceable or not infringed by the generic versions for which these parties are seeking approval. In October 2007, we and the University of Massachusetts filed civil actions in the United States District Court for the District of New Jersey against Mylan, Lupin, Perrigo and Dr. Reddy’s for patent infringement, C.A. No. 3:07-cv-05017, C.A. No. 3:07-cv-05265, C.A. No. 3:07-cv-05136 and C.A. No. 3:07-cv-05001, respectively.

In October 2007, we received notification that the FDA had received an ANDA from Anchen Pharmaceuticals, Inc., or Anchen, seeking approval of a generic version of Schering-Plough’s 2.5/120 mg tablets of CLARINEX-D 12 hour desloratadine and pseudoephedrine extended release tablets. Anchen’s submission includes a Paragraph IV certification alleging that our patents listed by Schering-Plough (as licensee of such patents) in the Orange Book for CLARINEX are invalid, unenforceable or not infringed by the generic version for which Anchen is seeking approval. We are currently contemplating filing a civil action against Anchen for patent infringement.

We believe that all of these ANDAs are subject to a statutory stay of approval until June 21, 2009 based on previous litigation commenced by Schering-Plough against these parties in separate civil actions involving another patent.

BROVANA Patent Infringement Claim

In April 2007, we were served with a Complaint filed in the United States District Court for the Southern District of New York, C.A. No. 1:07-cv-2353, by Dey, L.P. and Dey, Inc., referred to collectively as Dey, alleging that manufacture and sale of BROVANA® (arformoterol tartrate) Inhalation Solution infringes or will induce infringement of a single U.S. patent for which Dey owns all rights, title and interest. In April 2007, we filed an Answer and Counterclaim to this Complaint seeking to invalidate the originally asserted patent and a second related patent. In May 2007, Dey filed a reply asserting infringement of the second patent. Under the current trial scheduling order, trial will begin no earlier than December 12, 2008. It is too early to make a reasonable assessment as to the likely outcome or impact of this litigation. We are unable to reasonably estimate any possible range of loss or liability related to this lawsuit due to its uncertain resolution.

Patent litigation involves complex legal and factual questions. We can provide no assurance concerning the outcome or the duration of any patent related lawsuits. If we, or third parties from whom we receive royalties, are not successful in enforcing our respective patents, the companies seeking to market generic versions of our drugs and the drugs of our licensees will not be excluded, for the full term of the respective patents, from marketing their generic versions of our products or third party products for which we have licensed rights to our patents. Introduction of generic copies of any of our products or third party products for which we have licensed rights to our patents before the expiration of our patents would have a material adverse effect on our business, financial condition and results of operations.

Stock Option Inquiry and Derivative Stockholder Complaints

We announced in June 2006 that the SEC is conducting an informal inquiry into our stock option grants and stock option granting practices. A special committee of our outside directors, with the assistance of outside legal counsel and outside accounting specialists, reviewed the stock option grants to our officers, directors and employees from 1996 to June 2006 under our various stock option plans in effect during this period. Our finance department also reviewed the stock option grants and stock option practices from 1996 to June 2006. Their review resulted in the restatement of our financial statements for the quarters ended March 31, June 30 and September 30, 2005, the quarter ended March 31, 2006 and the years ended December 31, 2005, 2004 and 2003. The special committee has concluded that there is no evidence of fraud, illegal activity or an intent to mislead or deceive with respect to our stock option granting practices or the specific grants that have resulted in the restatement of our financial statements. The special committee also determined that the board of directors and/or compensation committee generally intended to award the options on the date specified in the grants, although they were not aware of the accounting consequences. Representatives from the U.S. Attorneys Office attended some of the earlier meetings that our outside counsel had with the SEC. While the U.S. Attorneys Office has not initiated an investigation, we cannot be certain that it will not. The SEC and/or any other governmental agency that may initiate a formal investigation may reach different conclusions and, if so, we could be subject to monetary damages, fines and penalties, and our officers and/or directors could be prohibited from serving as officers and directors of any public company and could be subject to criminal penalties and/or disgorgement.

From June to October 2006, six stockholder derivative complaints were commenced against us (as a nominal defendant) and certain of our current and former officers and directors. Three of these complaints were filed in the Superior Court, Middlesex County, Commonwealth of Massachusetts (later transferred to the Business Litigation Session of the Superior Court, Suffolk County, Commonwealth of Massachusetts) and three were filed in the United States District Court for the District of Massachusetts. All state court complaints were later consolidated into one state court action, and all Federal court complaints were consolidated into one Federal court action. It was alleged in both actions that the individual defendants breached their fiduciary duties and were unjustly enriched in connection with certain stock option grants; violations of Federal securities laws were alleged in the Federal action as well. The complaints sought monetary damages in unspecified amounts, equitable and injunctive relief, including disgorgement of profits obtained by certain defendants and other relief as determined by the court. On November 20, 2006, we moved to dismiss the state court action, and on March 20, 2007 a hearing was held on the motion. No decision on the motion has been rendered at this time. The Federal court action has been stayed pending resolution of the state court motion to dismiss.

In October 2007, the parties to both the state and Federal action reached a settlement that provides for the dismissal of both actions, subject to the approval of the court. The settlement resolves all claims and includes no finding of wrongdoing on the part of any of the defendants and no cash payment other than attorneys’ fees. As part of the settlement, we have agreed to adopt and implement stock option grant and other procedures that reflect developing best practices. A preliminary hearing on the fairness of the settlement and the adequacy of the stockholder notice was held on November 6, 2007 by the state court, with a final fairness hearing likely to be held in January 2008. The settlement will not be final and effective until final approval by the state court and entry of dismissal with prejudice by the Federal court.

LUNESTA Trademark Claim

In September 2006, Tharos Laboratories, Inc., or Tharos, filed suit against us in the United States District Court, District of Utah, Central Division, 2:06-cv-00757, alleging trademark infringement, dilution, unfair competition, false advertising and false designation of origin arising out of our use of our silk luna moth design in connection with LUNESTA® (eszopiclone). Tharos seeks unspecified monetary damages and to enjoin our use of the silk luna moth design. In October 2006, we filed a Motion to Dismiss Tharos’ claims. On February 9, 2007, the court granted our motion in respect of the state unfair competition claims and denied it in respect of Tharos’ other claims. On March 6, 2007, we filed an Answer to Tharos’ Complaint. In addition, we filed counterclaims against Tharos for cancellation of Tharos’ alleged trademark and for false advertising. We continue to defend our trademark in this litigation but we are unable at this stage to predict its ultimate resolution. In October 2007, we reached a preliminary agreement in principle with Tharos to settle this litigation, and final settlement is subject to the parties entering into a written settlement agreement.

Other Legal Proceedings

From time to time we are party to other legal proceedings in the course of our business. We do not, however, expect such other legal proceedings to have a material adverse effect on our business, financial condition or results of operations.

9.                 Commitments and Contingencies

We announced in June 2006 that the SEC is conducting an informal inquiry into our stock option grants and stock option granting practices. A special committee of our outside directors, with the assistance of outside legal counsel and outside accounting specialists, reviewed the stock option grants to our officers, directors and employees from 1996 to June 2006 under our various stock option plans in effect during this period. Our finance department also reviewed the stock option grants and stock option practices from 1996 to June 2006. Their review resulted in the restatement of our financial statements for the quarters ended March 31, June 30 and September 30, 2005, the quarter ended March 31, 2006 and the years ended December 31, 2005, 2004 and 2003. The special committee has concluded that there is no evidence of fraud, illegal activity or an intent to mislead or deceive with respect to our stock option granting practices or the specific grants that have resulted in the restatement of our financial statements. The special committee also determined that the board of directors and/or compensation committee generally intended to award the options on the date specified in the grants, although they were not aware of the accounting consequences. Representatives from the U.S. Attorneys Office attended some of the earlier meetings that our outside counsel had with the SEC. While the U.S. Attorneys Office has not initiated an investigation, we cannot be certain that it will not. The SEC and/or any other governmental agency that may initiate a formal investigation may reach different conclusions and, if so, we could be subject to monetary damages, fines and penalties, and our officers and/or directors could be prohibited from serving as officers and directors of any public company and could be subject to criminal penalties and/or disgorgement.

10.          Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to tax benefit carryforwards and to differences between the financial statement amounts of assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established if, based on management’s review of both positive and negative evidence, it is more likely than not that all or a portion of the deferred tax asset will not be realized. Given our limited history of profitability, and the possible adverse impact to our XOPENEX Inhalation Solution sales if an “at risk” generic launch were to occur or we are unable to successfully defend our patents rights, management continues to conclude a valuation allowance is required for the full amount of the deferred tax asset. If in the future, we determine based on our future profitability, that these deferred tax assets are more likely than not to be realized, a release of all, or part, of the related valuation allowance could result in an immediate material income tax benefit in the period of decrease and material income tax provisions in future periods.

We adopted the FASB Interpretation, or FIN, No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48 in January 2007. The implementation of FIN 48 did not have a material impact on our consolidated financial statements or results of operations. We are currently in the process of conducting a study of our research and development credit carryforwards. This study may result in an adjustment to our research and development credit carryforwards. However, until the study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position under FIN 48. We reasonably estimate that our unrecognized tax benefits position will not change significantly within the next twelve months.

We file tax returns in the U.S. Federal jurisdiction and in various state, local and foreign jurisdictions. During the fourth quarter of 2006, the Internal Revenue Service, or IRS, commenced an audit of our 2005 and 2004 U.S. Federal income tax returns, which was formally concluded during the third quarter of 2007. We are no longer subject to IRS examination for years prior to 2004, although carryforward attributes that were generated prior to 2004 may still be adjusted upon examination by the IRS if they either have been or will be used in a future period. We receive inquiries from various states during the year, some of those inquiries include an audit of state returns previously filed. With limited exceptions, we are no longer subject to state or local examinations for years prior to 2003, however, carryforward attributes that were generated prior to 2003 may still be adjusted upon examination by state or local tax authorities if they either have been or will be used in a future period.

The foreign jurisdictions where we currently file income tax returns are Canada and the Netherlands Antilles. We are currently under examination by Canada Revenue Agency, or CRA, for our Scientific Research and Experimental Development claims for the years ended December 31, 2005, 2004 and 2003. There are currently no examinations being conducted by the tax authorities in the Netherlands Antilles. With limited exceptions, we are no longer subject to examination in Canada and the Netherlands Antilles for years prior to 2003 and 1999, respectively, although carryforward attributes that were generated prior to these respective periods may still be adjusted upon examination if they either have been or will be used in a future period.

We recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. This policy did not change as a result of the adoption of FIN 48. For the quarter ended September 30, 2007, we did not recognize any accrued interest and penalties in our consolidated statement of operations or our consolidated balance sheet.

11.          Subsequent Events

In October 2007, we announced that we had decided to reduce our sales force by approximately 300 positions. The decision was based on our recently completed evaluation of the structure, sizing and allocation of our direct sales force and is intended to result in cost savings in fiscal year 2008. We communicated our decision to our employees, including our sales force, on October 30, 2007. A final decision regarding which employees will be affected has not been made, however we expect to complete the sales force reduction prior to December 31, 2007.

As a result of this sales force reduction, we expect to record charges of between $10 and $12 million in the fourth quarter of 2007. We currently expect these charges to consist of approximately $7.5 to $ 9.0 million relating to employee severance benefits and approximately $2.5 to $3.0 million relating to other charges, including employee relocation expenses and automobile lease termination fees.

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

•       BROVANA® (arformoterol tartrate) as a long-term, twice-daily maintenance treatment of bronchoconstriction in patients with chronic obstructive pulmonary disease, or COPD, including chronic bronchitis and emphysema; and

•       LUNESTA® (eszopiclone) for the treatment of insomnia.

We market and sell XOPENEX Inhalation Solution, XOPENEX HFA, BROVANA and LUNESTA directly through our sales force. We have entered into out-licensing arrangements with respect to the sale of eszopiclone outside of the United States, Canada and Mexico and with respect to several other compounds. We expect to commercialize any additional products that we may successfully develop or acquire through our sales force, co-promotion agreements and/or out-licensing partnerships.

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

Our long-term success depends in large part on our ability to successfully develop, acquire and commercialize new product candidates.

We expect that sales of LUNESTA and XOPENEX Inhalation Solution will represent the majority of our total revenues in 2007. We do not have long-term sales contracts with our customers, and we rely primarily on purchase orders for sales of our products. Reductions, delays or cancellations of orders for LUNESTA, XOPENEX Inhalation Solution, XOPENEX HFA or BROVANA could adversely affect our operating results. If sales of LUNESTA, XOPENEX Inhalation Solution, XOPENEX HFA and/or BROVANA do not meet our expectations, we may not have sufficient revenues to achieve our business plan and our business will not be successful.

In 2007, we expect to be profitable for the year on an operating and net income basis. We expect sales and marketing expenses to continue to increase as compared to 2006 as we incur increasing sales and marketing costs, related to anticipated product revenue growth, as well as expenses related to the restructuring of our sales force. We expect research and development expenses to continue to increase as compared to 2006 as we continue to invest in research and development activities relating to additional studies for LUNESTA and BROVANA, and continued development of our Phase I and Phase II drug candidates, as well as increased drug discovery efforts. As part of our business strategy for the remainder of 2007 and the future, we expect to consider and, as appropriate, consummate acquisitions and/or licensing of other technologies, product candidates, approved products and/or businesses.

Significant 2007 Developments

In November 2007, we announced that the Centers for Medicare and Medicaid Services, or CMS, established a product-specific billing code for BROVANA under the Medicare Part B benefit, which becomes effective on January 1, 2008. In April 2007, we announced the commercial availability of BROVANA for the treatment of COPD.

In October 2007, we announced that we had decided to reduce our sales force by approximately 300 positions. The decision was based on our recently completed evaluation of the structure, sizing and allocation of our direct sales force and is intended to result in cost savings in fiscal year 2008. We expect to complete the sales force reduction prior to December 31, 2007.

In October 2007, the parties to both the state and Federal derivative actions brought against us (as a nominal defendant) and certain of our current and former officers and directors related to certain stock option grants and alleged violations of Federal securities laws, reached a settlement that provides for the dismissal of both actions, subject to the approval of the court. The settlement resolves all claims and includes no finding of wrongdoing on the part of any of the defendants and no cash payment other than attorneys’ fees. As part of the settlement, we have agreed to adopt and implement stock option grant and other procedures that reflect developing best practices. A preliminary hearing on the fairness of the settlement and the adequacy of the stockholder notice was held on November 6, 2007 by the state court, with a final fairness hearing likely to be held in January 2008. The settlement will not be final and effective until final approval by the state court and entry of dismissal with prejudice by the Federal court.

In October 2007, we announced that Mark Iwicki was elected to the newly created position of Executive Vice President, Chief Commercial Officer.

In September 2007, we entered into an agreement with Glaxo Group Limited, or GSK, an affiliate of GlaxoSmithKline, for the commercialization of our eszopiclone product, which we market as LUNESTA in the United States, for all markets worldwide excluding the United States, Canada, Mexico and Japan. Our eszopiclone product will be marketed by GSK in its territory primarily as LUNIVIA® brand eszopiclone for the treatment of insomnia. Under this agreement, we received an initial payment of $20 million and are entitled to receive additional payments upon accomplishment of various milestones. If all milestones are met, GSK will be obligated to pay us $155 million in aggregate license and milestone payments. We are also entitled to receive double-digit royalties that escalate upon increased product sales, and compensation for supplying the product to GSK pursuant to a supply agreement that is expected to be entered into by the parties.

In July 2007, we announced that we had submitted a Marketing Authorization Application, or MAA, to the European regulatory authorities for LUNIVIA for the treatment of insomnia. Approval of the MAA, which is the European Union equivalent of a New Drug Application, or NDA, in the United States, would allow authorization to market LUNIVIA in the European Union. Pursuant to our agreement with GSK, we are responsible for supporting the MAA until final approval, or such earlier date mutually agreed upon by the parties, and GSK is responsible for supporting the MAA thereafter.

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

In June 2007, we announced that CMS determined that, based on its interpretation of the statutory language of the Medicare Prescription Drug Improvement and Modernization Act of 2003, or MMA, it was required to discontinue the unique reimbursement codes for XOPENEX Inhalation Solution and generic albuterol, which had been in place since January 2005, and bundled these products together in a newly created reimbursement code. As a result of this coding change, reimbursement for XOPENEX Inhalation Solution and generic albuterol is now based on the blended weighted average selling price for the two products, resulting in reimbursement for XOPENEX Inhalation Solution that is considerably lower than the published selling price for the product distribution channel. The new reimbursement rate became effective on July 1, 2007 and is subject to change quarterly based upon the respective contribution of commercial sales of XOPENEX Inhalation Solution and generic albuterol to the quarterly blended weighted average selling price calculation for the newly created reimbursement code. This quarterly average selling price calculation is mandated by the MMA. Revenues from the sale of XOPENEX Inhalation Solution have been, and we expect will continue to be, adversely affected on a comparable basis as a result of this change.

In June 2007, we filed in the United States District Court for the District of Massachusetts, or the Court, a Stipulation of Settlement regarding two securities class action lawsuits, or class actions, pending in the Court naming Sepracor and certain of our current and former officers and one director as defendants. As previously disclosed, the class actions, which were filed on behalf of certain purchasers of our equity and debt securities, or the plaintiffs, allege that the defendants violated the Federal securities laws by making false and misleading statements relating to the testing, safety and likelihood of approval of tecastemizole by the FDA. The Stipulation of Settlement contains no admission of wrongdoing. Sepracor and the other defendants have always maintained and continue to believe that we did not engage in any wrongdoing or otherwise commit any violation of Federal or state securities laws or other laws. However, given the potential cost and burden of continued litigation, we believe the settlement is in our best interests and the best interests of our stockholders. Under the terms of the Stipulation of Settlement, in June 2007 we paid into escrow $52.5 million in settlement of the class actions and, in July 2007, received an $18.5 million reimbursement from our insurance carriers. We recorded the litigation settlement expense of $34.0 million, relating to this matter, during the quarter ended March 31, 2007. In September 2007, the Court granted final approval of the Stipulation of Settlement and entered a final judgment consistent with the Stipulation of Settlement. The settlement is now final and the total settlement amount has been released from escrow. Pursuant to the final judgment entered by the Court, the Court dismissed the class actions with prejudice and the plaintiffs are deemed to have released all claims against us.

In May 2007, we announced that Adrian Adams, President and Chief Operating Officer of Sepracor, was elected to the role of President and Chief Executive Officer. Mr. Adams assumed the Chief Executive Officer role from Timothy J. Barberich, who was simultaneously elected Executive Chairman of the Board of Directors.

In April 2007, we were served with a Complaint filed in the United States District Court for the Southern District of New York, C.A. No. 1:07-cv-2353, by Dey, L.P. and Dey, Inc., referred to collectively as Dey, alleging that the manufacture and sale of BROVANA infringes or will induce infringement of a single U.S. patent for which Dey owns all rights, title and interest. In April 2007, we filed an Answer and Counterclaim to this Complaint seeking to invalidate the originally asserted patent and a second related patent. In May 2007, Dey filed a reply asserting infringement of the second patent Under the current trial scheduling order, trial will begin no earlier than December 12, 2008. It is too early to make a reasonable assessment as to the likely outcome or impact of this litigation. We are unable to reasonably estimate any possible range of loss or liability related to this lawsuit due to its uncertain resolution.

In March 2007, we announced that W. James O’Shea had resigned as our President and Chief Operating Officer and was elected Vice Chairman. Mr. O’Shea ceased acting in this capacity on August 31, 2007. In addition, we announced that, effective March 1, 2007, our board had elected Adrian Adams to the positions of President and Chief Operating Officer and Andrew I. Koven to the positions of Executive Vice President, General Counsel and Secretary. The board, upon the recommendation of the nominating and corporate governance committee, also elected Mr. Adams to the Board of Directors, as a Class II director. Douglas E. Reedich, Senior Vice President, Legal Affairs, plans to leave Sepracor but will remain in this position for a transition period to ensure an orderly transition in the handling of our legal matters.

In February 2007, we paid in full $440.0 million in aggregate principal amount of outstanding 5% convertible subordinated debentures, which matured on February 15, 2007, plus approximately $11.0 million in accrued interest.

Three Month Periods ended September 30, 2007 and 2006

Revenues

Product sales were $275.0 million and $280.1 million for the three months ended September 30, 2007 and 2006, respectively, a decrease of approximately 2%.

Sales of XOPENEX Inhalation Solution were $94.4 million and $125.4 million for the three months ended September 30, 2007 and 2006, respectively, a decrease of approximately 25%. The decrease was primarily due to a decrease in the number of units sold of approximately 15%, and a 12% decrease in the net selling price as a result of a higher rate of sales discounts and allowances during the three months ended September 30, 2007, primarily related to an increase in Medicare Part B government rebates as a result of the CMS bundling decision, which created a new reimbursement code for XOPENEX Inhalation

Solution. The decrease in net selling price was partially offset by (i) a gross price increase that occurred in July 2007, and, (ii) a decrease in wholesaler fee-for-service charges resulting from credits earned due to the gross price increase. In the three months ended September 30, 2006, we reversed a $4.1 million reserve related to TRICARE Pharmacy Benefits Program government rebate, which was based on a U.S. Federal Court of Appeals ruling in September 2006 that pharmaceutical manufacturers are not required to reimburse on drugs purchased through the TRICARE Program. Adjustments recorded to gross sales are further disclosed below under the heading “Analysis of gross sales to net sales.”

Sales of XOPENEX HFA were $17.3 million and $13.1 million for the three months ended September 30, 2007 and 2006, respectively, an increase of approximately 32%. The increase is due in part to a 47% increase in the net selling price, which is primarily related to fewer units sold in the three months ended September 30, 2007 under a government contract with the Department of Veterans Affairs, or VA, as compared to the same period in 2006. This increase in net selling price was partially offset by a decrease in the number of units sold of approximately 10% and an increase in Medicaid government rebates, as well as an increase in product coupons distributed. Adjustments recorded to gross sales are further disclosed below under the heading “Analysis of gross sales to net sales.”

Sales of BROVANA were $2.4 million and $0 for the three months ended September 30, 2007 and 2006, respectively. We introduced BROVANA commercially in April 2007. Adjustments recorded to gross sales are disclosed below under the heading “Analysis of gross sales to net sales.”

Sales of LUNESTA were $160.9 million and $141.6 million for the three months ended September 30, 2007 and 2006, respectively, an increase of approximately 14%. The increase is primarily the result of a 19% increase in the gross selling price, which yielded an increase of approximately 10% in the net selling price due to a higher rate of sales discounts and allowances, particularly with respect to Medicare Part D government rebates and managed care commercial discounts. The increase was also the result of an increase in the number of units sold of approximately 3%. In the three months ended September 30, 2006, we reversed a $4.1 million reserve related to TRICARE Pharmacy Benefits Program government rebate, which was based on a U.S. Federal Court of Appeals ruling in September 2006 that pharmaceutical manufacturers are not required to reimburse on drugs purchased through the TRICARE Program. Adjustments recorded to gross sales are further disclosed below under the heading “Analysis of gross sales to net sales.”

Analysis of gross sales to net sales—We record product sales net of the following significant categories of product sales allowances: payment term discounts, wholesaler fee-for service, government and commercial rebates and discounts, returns and other discounts. Calculating each of these items involves significant estimates and judgments and requires us to use information from external sources. We recompute these amounts each quarter and, historically, our estimates have not materially differed from actual results. The following table presents the adjustments deducted from gross sales to arrive at net sales:

	For the Three Months Ended September 30,
	2007	% of Sales	2006	% of Sales	$ Change	% Change
	(dollars in thousands)
Gross sales	$372,412	100.0%	$349,015	100.0%	$23,397	7%
Adjustments to gross sales:
Payment term discounts	7,474	2.0%	7,010	2.0%	464	7%
Wholesaler fee-for-service	7,012	1.9%	11,487	3.3%	(4,475)	(39)%
Government and commercial rebates and discounts	68,630	18.4%	45,325	13.0%	23,305	51%
Returns	8,231	2.2%	4,141	1.2%	4,090	99%
Other (includes product introduction discounts)	6,041	1.6%	966	0.3%	5,075	525%
Sub-total adjustments	97,388	26.1%	68,929	19.8%	28,459	41%
Net sales	$275,024	73.9%	$280,086	80.2%	$(5,062)	(2)%

The increase in adjustments to gross sales as a percentage of gross sales for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006 primarily reflects an overall increase in government and commercial rebates and discounts as a result of (i) an increase in discounts given through the Medicare Part B program that we offered on the sales of XOPENEX Inhalation Solution, (ii) an increase in Medicaid discounts that we offered on the sales of LUNESTA, XOPENEX Inhalation Solution and XOPENEX HFA, (iii) an increase in discounts given through the Medicare Part D program that we offered on the sales of LUNESTA. In the three months ended September 30, 2006, we reversed $8.3 million of reserves related to TRICARE Pharmacy Benefits Program government rebate, of which $4.2 million related to XOPENEX franchise sales and $4.1 million related to LUNESTA sales. The reversal was based on a U.S. Federal Court of Appeals ruling in September 2006 that pharmaceutical manufacturers are not required to reimburse on drugs purchased through the TRICARE Program. In addition, adjustments to gross sales increased as a result of higher amounts reserved for LUNESTA and XOPENEX Inhalation Solution product returns based on higher actual returns, and an increase in discounts we offered through voucher and coupon programs on the sales of XOPENEX HFA. Partially offsetting these increases in adjustments to gross sales as a percentage of gross sales was a decrease in government discounts as a result of fewer XOPENEX HFA units sold in the three months ended September 30, 2007 under a government contract with the VA as compared to the same period in 2006. Wholesaler fee-for-service charges also decreased primarily related to credits earned due to a XOPENEX Inhalation Solution gross price increase in July 2007.

Royalties and license fees were $8.9 million and $9.2 million for the three months ended September 30, 2007 and 2006, respectively, a decrease of approximately 3%.

Royalties earned on the sales of ALLEGRA® (fexofenadine HCl), under our agreement with sanofi-aventis, increased to $3.7 million for the three months ended September 30, 2007 compared to $3.0 million for the same period in 2006 due to increased sales in Japan.

Royalties earned on sales of CLARINEX® (desloratadine), under our agreement with Schering-Plough Corporation, or Schering-Plough, were $2.5 million for the three months ended September 30,

2007 compared to $4.1 million for the same period in 2006. Royalties for the three months ended September 30, 2006 included a true-up of the second-quarter 2006 estimate of approximately $900,000.

Royalties earned on sales of XYZAL®/XUSAL™ (levocetirizine) under our agreement with UCB Pharma SA, Belgium, or UCB, increased slightly to $2.5 million for the three months ended September 30, 2007 as compared to $2.1 million for the same period in 2006.

License fees recognized on our GSK and Eisai agreements for the commercialization of our eszopiclone product were $206,000 and $0 for the three months ended September 30, 2007 and 2006, respectively.

A number of the patents we own and license to third parties for which we receive these royalties are the subject of patent infringement, invalidation or revocation claims. We can provide no assurance concerning the outcome or the duration of any patent related lawsuits. If we, or third parties from whom we receive royalties, are not successful in enforcing our respective patents, the companies seeking to market generic versions of our drugs and the drugs of our licensees will not be excluded from marketing their generic versions of these products. Introduction of generic copies of any of these products before the expiration of our patents or the patents of our licensees could have a material adverse effect on our business, financial condition and/or results of operations.

Costs of Revenues

Cost of products sold was $26.2 million and $24.6 million for the three months ended September 30, 2007 and 2006, respectively, an increase of approximately 7%.

Cost of XOPENEX Inhalation Solution sold as a percentage of XOPENEX Inhalation Solution gross sales was approximately 7% for both the three months ended September 30, 2007 and 2006. The cost of XOPENEX Inhalation Solution sold was slightly higher in the three months ended September 30, 2007 compared to the same period in 2006 when taking into consideration the July 2007 gross price increase.

Cost of XOPENEX HFA sold as a percentage of XOPENEX HFA gross sales was approximately 14% for both the three months ended September 30, 2007 and 2006. Included in the costs of XOPENEX HFA sold is a royalty paid on net sales of XOPENEX HFA to 3M Company, or 3M, our third-party finished goods manufacturer of the product.

Cost of BROVANA sold as a percentage of BROVANA gross sales was approximately 14% for the three months ended September 30, 2007. We introduced BROVANA commercially in April 2007.

Cost of LUNESTA sold as a percentage of LUNESTA gross sales was approximately 6% and 5% for the three months ended September 30, 2007 and 2006, respectively, with the largest portion being the royalty paid on net sales of LUNESTA to a third party. The increase is primarily due to a higher cost per unit of units sold in the three months ended September 30, 2007 compared to the same period in 2006, as the cost of LUNESTA units sold was not impacted by certain capitalized product manufacturing costs, until the end of 2006.

Cost of royalties earned was $194,000 and $327,000 for the three months ended September 30, 2007 and 2006, respectively, a decrease of approximately 41%. The cost of royalties in both periods relates to an obligation to a third party as a result of royalties we earn from Schering-Plough based on its sales of CLARINEX. This decrease in third-party obligations is due to the decrease in royalties earned during the three months ended September 30, 2007 as compared with the same period in 2006.

Research and Development

Research and development expenses were $49.0 million and $35.5 million for the three months ended September 30, 2007 and 2006, respectively, an increase of approximately 38%. The increase is primarily due to greater spending on our BROVANA Phase IV program, our drug discovery efforts, further research and development expenses for our Phase I and Phase II programs and an increase in non-project-specific personnel-related expenses.

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

Below is a summary of development of our products and product candidates that represent approximately 10% or more of our direct project research and development spending for the three months ended September 30, 2007. The “Estimate of Completion of Phase” column contains forward-looking statements regarding expected timing of completion of product development phases. Completion of product development, if successful, culminates in the submission of an NDA to the FDA; however, there can be no assurance that the FDA will accept for filing, or approve, any NDA. The actual timing of completion of phases could differ materially from the estimates provided in the table. In the table below, the three commercial products and the two product candidates listed accounted for approximately 76% of our direct project research and development spending for the three months ended September 30, 2007. No other product candidate accounted for more than 8% of our direct research and development spending in this period.

Product or Product Candidate	Indication	Phase of Development	Estimate of Completion of Phase
LUNESTA (eszopiclone)	Insomnia	*	*
XOPENEX HFA (levalbuterol tartrate)	Respiratory—Asthma	**	**
BROVANA (arformoterol tartrate)	Respiratory—COPD	***	***
SEP-225289	Depression	Phase II	2008
SEP-227162	Depression	Phase I	2007

*                    We commercially introduced LUNESTA in April 2005.

**             We commercially introduced XOPENEX HFA in December 2005.

***      We commercially introduced BROVANA in April 2007.

Below is a summary of expenditure information related to our products and product candidates representing approximately 10% or more of our direct project research and development spending during the three months ended September 30, 2007 or 2006, as well as the costs incurred to date on these projects. The costs in this analysis include only direct costs and do not include certain indirect labor, overhead, stock compensation or other costs that benefit multiple projects. As a result, fully-loaded research and development cost summaries by project are not presented.

	Project costs for the three months ended September 30, 2007	Project costs to date through September 30, 2007	Project costs for the three months ended September 30, 2006	Project costs to date through September 30, 2006
	(in thousands)
LUNESTA (eszopiclone)	$4,890	$236,439	$3,958	$214,502
XOPENEX HFA (levalbuterol tartrate)	$1,870	$174,089	$2,343	$167,547
BROVANA (arformoterol tartrate)	$3,605	$184,948	$2,237	$169,465
SEP-225289	$3,278	$20,843	$1,835	$11,105
SEP-227162	$4,344	$16,495	$2,089	$6,462

Due to the length of time necessary to develop a product, uncertainties related to the ability to obtain governmental approval for commercialization, and difficulty in estimating costs of projects, it is difficult to make accurate and meaningful estimates of the ultimate cost to bring our product candidates to FDA-approved status. We do not believe it is possible to estimate, with any degree of accuracy, the costs of product candidates that are in stages earlier than Phase III. Accordingly, because all of our product candidates are in Phase I or Phase II development, we have not provided any such estimates.

Selling, Marketing and Distribution

Selling, marketing and distribution expenses were $154.6 million and $151.2 million for the three months ended September 30, 2007 and 2006, respectively, an increase of approximately 2%. This increase is primarily the result of an increase in salary and other compensation related expenses, offset by an overall decrease in marketing, advertising and promotional expenses. The decrease in marketing, advertising and promotional expenses consisted of a reduction in costs to support LUNESTA, which was partially offset by an increase in costs to support BROVANA, which was commercially introduced in April 2007.

General and Administrative

General and administrative costs were $20.5 million and $19.3 million for the three months ended September 30, 2007 and 2006, respectively, an increase of approximately 6%. The increase is primarily the result of an increase in personnel-related expenses.

Other Income (Expense)

Interest income was $11.2 million and $12.3 million for the three months ended September 30, 2007 and 2006, respectively, a decrease of approximately 9%. The decrease is primarily due to lower average balances of cash and short- and long-term investments in the third quarter of 2007. For the three months ended September 30, 2007 and 2006, the average annualized interest rate that we earned on our investments was 5.10% and 5.09%, respectively.

Interest expense was $88,000 and $5.5 million for the three months ended September 30, 2007 and 2006, respectively, a decrease of approximately 98%. The expense in the three months ended September 30, 2006 is primarily related to the interest we paid on our 5% convertible subordinated debentures, which we repaid in full upon their maturity on February 15, 2007.

Equity in investee losses were $37,000 and $212,000 for the three months ended September 30, 2007 and 2006, respectively, a decrease of approximately 83%. The loss represents our portion of BioSphere losses.

Income Taxes

Income tax expense was $907,000 and $585,000 for the three months ended September 30, 2007 and 2006, respectively. The increase in income tax expense for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006 is primarily due to foreign income taxes, as well as U.S. Federal and state alternative minimum tax, or AMT. Although we had Federal and state tax net operating loss carryforwards as of December 31, 2006, the utilization of these loss carryforwards is limited in the calculation of AMT. For the three months ended September 30, 2007 and 2006, income tax expense includes Federal, state and foreign income tax expense. Given our limited history of profitability, and the possible adverse impact to our Xopenex Inhalation Solution sales if an “at risk” generic launch were to occur or we are unable to successfully defend our patents rights, management continues to conclude a valuation allowance is required for the full amount of our deferred tax asset. If in the future, we determine based on our future profitability, that these deferred tax assets are more likely than not to be realized, a release of all, or part, of the related valuation allowance could result in an immediate material income tax benefit in the period of decrease and material income tax provisions in future periods.

Nine Month Periods ended September 30, 2007 and 2006

Revenues

Product sales were $862.0 million and $814.0 million for the nine months ended September 30, 2007 and 2006, respectively, an increase of approximately 6%.

Sales of XOPENEX Inhalation Solution were $351.8 million for the nine months ended September 30, 2007 as compared to $375.2 million for the same period in 2006, a decrease of approximately 6%. The decrease is primarily due to a 1% decrease in number of units sold and a 5% decrease in the net selling price as a result of a higher rate of sales discounts and allowances during the nine months ended September 30, 2007, primarily related to an increase in Medicare Part B government rebates as a result of the CMS bundling decision, which created a new reimbursement code for XOPENEX Inhalation Solution, and an increase in Medicaid government rebates. The decrease in net selling price was partially offset by (i) a gross price increase that occurred in July 2007, and (ii) a decrease in wholesaler fee-for-service charges resulting from credits earned due to the gross price increase. In the nine months ended September 30, 2006, we reversed a $3.1 million reserve related to TRICARE Pharmacy Benefits Program government rebate, which was based on a U.S. Federal Court of Appeals ruling in September 2006 that pharmaceutical manufacturers are not required to reimburse on drugs purchased through the TRICARE Program. Adjustments recorded to gross sales are further disclosed below under the heading “Analysis of gross sales to net sales.”

Sales of XOPENEX HFA were $50.1 million for the nine months ended September 30, 2007 as compared to $20.0 million for the same period in 2006, an increase of approximately 150%. The increase is due to a 75% increase in the number of units sold, and a 43% increase in the net selling price, which is primarily related to fewer units sold in the nine months ended September 30, 2007 under a government contract with the VA as compared to the same period in 2006. This increase in net selling price was adversely affected by an increase in Medicaid government rebates, as well as an increase in managed care commercial discounts. Adjustments recorded to gross sales are further disclosed below under the heading “Analysis of gross sales to net sales.”

Sales of BROVANA were $8.0 million for the nine months ended September 30, 2007, as compared to $0 for the same period in 2006. We introduced BROVANA commercially in April 2007. Adjustments recorded to gross sales are disclosed below under the heading “Analysis of gross sales to net sales.”

Sales of LUNESTA were $452.1 million and $418.8 million for the nine months ended September 30, 2007 and 2006, respectively, an increase of approximately 8%. The increase is primarily the result of a 13% increase in the gross selling price, which yielded an increase of approximately 7% in the net selling price due to a higher rate of sales discounts and allowances, particularly with respect to Medicare Part D government rebates and managed care commercial discounts. Partially offsetting these increases in sales discounts and allowances was a decrease in wholesaler fee-for-service charges primarily related to credits earned due to the gross price increase in June 2007. In the nine months ended September 30, 2006, we reversed a $2.6 million reserve related to TRICARE Pharmacy Benefits Program government rebate, which was based on a U.S. Federal Court of Appeals ruling in September 2006 that pharmaceutical manufacturers are not required to reimburse on drugs purchased through the TRICARE Program. Adjustments recorded to gross sales are further disclosed below under the heading “Analysis of gross sales to net sales.”

Analysis of gross sales to net sales—The following table presents the adjustments deducted from gross sales to arrive at net sales:

	For the Nine Months Ended September 30,
	2007	% of sales	2006	% of sales	$ Change	% Change
	(dollars in thousands)
Gross sales	$1,121,158	100.0%	$987,722	100.0%	$133,436	14%
Adjustments to gross sales:
Payment term discounts	22,440	2.0%	20,309	2.1%	2,131	10%
Wholesaler fee for service	20,874	1.9%	27,339	2.8%	(6,465)	(24)%
Government and commercial rebates and discounts	186,264	16.6%	108,930	11.0%	77,334	71%
Returns	17,181	1.5%	14,691	1.5%	2,490	17%
Other (includes product introduction discounts)	12,416	1.1%	2,435	0.2%	9,981	410%
Sub-total adjustments	259,175	23.1%	173,704	17.6%	85,471	49%
Net sales	$861,983	76.9%	$814,018	82.4%	$47,965	6%

The increase in adjustments to gross sales as a percentage of gross sales for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006 primarily reflects an overall increase in government and commercial rebates and discounts as a result of (i) an increase in Medicaid discounts that we offered on the sales of XOPENEX HFA, XOPENEX Inhalation Solution and LUNESTA, (ii) an increase in discounts given through Medicare Part B program that we offered on the sales of XOPENEX Inhalation Solution as a result of the CMS bundling decision, which created a new reimbursement code for XOPENEX Inhalation Solution, (iii) an increase in discounts given through Medicare Part D program that we offered on the sales of LUNESTA, (iv) an increase in managed care commercial discounts we offered on the sales of LUNESTA and XOPENEX HFA, and (v) a decrease in XOPENEX HFA units sold under a government contract with the VA in the nine months ended September 30, 2007 as compared to the same period in 2006. Partially offsetting these increases in adjustments to gross sales as a percentage of gross sales was a decrease in wholesaler fee-for-service charges primarily related to credits earned due to LUNESTA and XOPENEX Inhalation Solution gross price increases during 2007.

Royalties and license fees were $31.5 million and $25.4 million for the nine months ended September 30, 2007 and 2006, respectively, an increase of approximately 24%.

Royalties earned on the sales of ALLEGRA (fexofenadine HCl), under our agreement with sanofi-aventis, increased to $15.8 million for the nine months ended September 30, 2007 compared to $11.7 million for the same period in 2006, resulting primarily from increased sales in Japan.

Royalties earned on sales of CLARINEX (desloratadine), under our agreement with Schering-Plough were $10.6 million for the nine months ended September 30, 2007 compared to $9.6 million for the same period in 2006.

Royalties earned on sales of XYZAL/XUSAL (levocetirizine) under our agreement with UCB, increased to $4.9 million for the nine months ended September 30, 2007 as compared to $4.1 million for the same period in 2006.

Licenses fees recognized on our GSK and Eisai agreements for the commercialization of our eszopiclone product was $206,000 and $0 for the three months ended September 30, 2007 and 2006, respectively.

A number of the patents we own and license to third parties for which we receive these royalties are the subject of patent infringement, invalidation or revocation claims. We can provide no assurance concerning the outcome or the duration of any patent related lawsuits. If we, or third parties from whom we receive royalties, are not successful in enforcing our respective patents, the companies seeking to market generic versions of our drugs and the drugs of our licensees will not be excluded from marketing their generic versions of these products. Introduction of generic copies of any of these products before the expiration of our patents or the patents of our licensees could have a material adverse effect on our business, financial condition and/or results of operations.

Costs of Revenues

Cost of products sold was $82.7 million and $70.8 million for the nine months ended September 30, 2007 and 2006, respectively, an increase of approximately 17%.

Cost of XOPENEX Inhalation Solution sold as a percentage of XOPENEX Inhalation Solution gross sales was approximately 7% and 8% for the nine months ended September 30, 2007 and 2006, respectively. The decrease in the cost as a percentage of gross sales is primarily due to lower manufacturing costs during the nine months ended September 30, 2007 as compared to the same period in 2006.

Cost of XOPENEX HFA sold as a percentage of XOPENEX HFA gross sales was approximately 15% and 14% for the nine months ended September 30, 2007 and 2006, respectively. Included in the costs of XOPENEX HFA sold is a royalty paid on net sales of XOPENEX HFA to 3M, our third-party finished goods manufacturer of the product. The increase in the cost as a percentage of gross sales is primarily due to lower manufacturing volumes resulting in a higher per unit cost on the units sold in the nine months ended September 30, 2007 as compare to the same period in 2006.

Cost of BROVANA sold as a percentage of BROVANA gross sales was approximately 18% for the nine months ended September 30, 2007. We introduced BROVANA commercially in April 2007.

Cost of LUNESTA sold as a percentage of LUNESTA gross sales was approximately 6% for both the nine months ended September 30, 2007 and 2006, with the largest portion being the royalty paid on net sales of LUNESTA to a third party.

Cost of royalties earned was $849,000 and $769,000 for the nine months ended September 30, 2007 and 2006, respectively, an increase of approximately 10%. The cost of royalties in both periods relates to an obligation to a third party as a result of royalties we earn from Schering-Plough based upon its sales of CLARINEX. This increase in third-party obligations is due to the increase in royalties earned during the nine months ended September 30, 2007 as compared with the same period in 2006.

Research and Development

Research and development expenses were $135.2 million and $121.1 million for the nine months ended September 30, 2007 and 2006, respectively, an increase of approximately 12%. The increase is primarily due to greater spending on our BROVANA Phase IV program, further research and development expenses for our Phase I and Phase II programs, as well as an increase in non-project-specific personnel-related expenses. These increases were offset by a decrease in spending on our XOPENEX HFA MDI formulation.

Below is a summary of development of our products and product candidates that represent approximately 10% or more of our direct project research and development spending for the nine months ended September 30, 2007. The “Estimate of Completion of Phase” column contains forward-looking statements regarding expected timing of completion of product development phases. Completion of product development, if successful, culminates in the submission of an NDA to the FDA; however, there can be no assurance that the FDA will accept for filing, or approve, any NDA. The actual timing of completion of phases could differ materially from the estimates provided in the table. In the table below, the three commercial products and the two product candidates listed accounted for approximately 82% of our direct project research and development spending for the nine months ended September 30, 2007. No other product candidate accounted for more than 6% of our direct research and development spending in this period.

Product or Product Candidate	Indication	Phase of Development	Estimate of Completion of Phase
LUNESTA (eszopiclone)	Insomnia	*	*
XOPENEX HFA (levalbuterol tartrate)	Respiratory—Asthma	**	**
BROVANA (arformoterol tartrate)	Respiratory—COPD	***	***
SEP-225289	Depression	Phase II	2008
SEP-227162	Depression	Phase I	2007

*                    We commercially introduced LUNESTA in April 2005.

**             We commercially introduced XOPENEX HFA in December 2005.

***      We commercially introduced BROVANA in April 2007.

Below is a summary of expenditure information related to our products and product candidates representing approximately 10% or more of our direct project research and development spending during the nine months ended September 30, 2007 or 2006, as well as the costs incurred to date on these projects. The costs in this analysis include only direct costs and do not include certain indirect labor, overhead, stock compensation or other costs that benefit multiple projects. As a result, fully loaded research and development cost summaries by project are not presented.

	Project costs for the nine months ended September 30, 2007	Project costs to date through September 30, 2007	Project costs for the nine months ended September 30, 2006	Project costs to date through September 30, 2006
	(in thousands)
LUNESTA (eszopiclone)	$16,416	$236,439	$14,780	$214,502
XOPENEX HFA (levalbuterol tartrate)	$4,791	$174,089	$10,756	$167,547
BROVANA (arformoterol tartrate)	$11,017	$184,948	$7,887	$169,465
SEP-225289	$7,733	$20,843	$7,036	$11,105
SEP-227162	$8,354	$16,495	$4,716	$6,462

Due to the length of time necessary to develop a product, uncertainties related to the ability to obtain governmental approval for commercialization, and difficulty in estimating costs of projects, it is difficult to make accurate and meaningful estimates of the ultimate cost to bring our product candidates to FDA approved status. We do not believe it is possible to estimate, with any degree of accuracy, the costs of product candidates that are in stages earlier than Phase III. Accordingly, because all of our product candidates are in Phase I or Phase II development, we have not provided any such estimates.

Selling, Marketing and Distribution

Selling, marketing and distribution expenses were $538.3 million and $523.8 million for the nine months ended September 30, 2007 and 2006, respectively, an increase of approximately 3%. The increase is primarily attributable to an increase in salary and other compensation related expense as a result of hiring additional sales representatives and management in the second quarter of 2006 to support our marketed products, in addition to increased costs associated with our April 2007 commercialization of BROVANA. These increases were offset by a decrease in marketing, advertising and promotional expenses primarily related to costs to support LUNESTA.

General and Administrative

General and administrative costs were $58.7 million and $51.9 million for the nine months ended September 30, 2007 and 2006, respectively, an increase of approximately 13%. The increase is primarily the result of increased legal fees largely related to patent litigation, as well as expenses associated with our XOPENEX Inhalation Solution Medicare Part B reimbursement matter.

Litigation Settlement

Litigation settlement expense was $34.0 million and $0 for the nine months ended September 30, 2007 and 2006, respectively. In June 2007, we filed in the Court a Stipulation of Settlement regarding two class actions pending in the Court naming Sepracor and certain of our current and former officers and one director as defendants. As previously disclosed, the class actions alleged that the defendants violated the Federal securities laws by making false and misleading statements relating to the testing, safety and likelihood of approval of tecastemizole by the FDA. Under the terms of the Stipulation of Settlement, in June 2007, we paid into escrow $52.5 million in settlement of the class actions and, in July 2007, received an $18.5 million reimbursement from our insurance carriers. The settlement is now final and the total settlement amount has been released from escrow. We recorded the litigation settlement expense of $34.0 million relating to this matter during the quarter ended March 31, 2007.

Other Income (Expense)

Interest income was $34.9 million and $33.1 million for the nine months ended September 30, 2007 and 2006, respectively, an increase of approximately 5%. The increase is primarily due to higher interest rates earned on investments in 2007. Our monthly average cash and investment balance was approximately $894.5 million and $948.1 million for the nine months ended September 30, 2007 and 2006, respectively. For the nine months ended September 30, 2007 and 2006, the average annualized interest rate that we earned on our investments was 5.20% and 4.66%, respectively.

Interest expense was $3.0 million and $16.6 million for the nine months ended September 30, 2007 and 2006, respectively, a decrease of approximately 82%. The expense in both periods is primarily related to the interest we paid on our 5% convertible subordinated debentures, which we repaid in full upon their maturity on February 15, 2007.

Equity in investee losses were $441,000 and $565,000 for the nine months ended September 30, 2007 and 2006, respectively, a decrease of approximately 22%. The loss represents our portion of BioSphere losses.

Income Taxes

Income tax expense was $2.8 million and $1.1 million for the nine months ended September 30, 2007 and 2006, respectively. The increase in income tax expense for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006 is primarily due to U.S. Federal and state AMT and foreign taxes as a result of an increase in net income. Although we had Federal and state tax net operating loss carryforwards as of December 31, 2006, the utilization of these loss carryforwards is limited in the calculation of AMT. For the nine months ended September 30, 2007 and 2006, income tax expense includes Federal, state and foreign income tax expense. Given our limited history of profitability, and the possible adverse impact to our Xopenex Inhalation Solution sales if an “at risk” generic launch were to occur or we are unable to successfully defend our patents rights, management continues to conclude a valuation allowance is required for the full amount of our deferred tax asset. If in the future, we determine based on our future profitability, that these deferred tax assets are more likely than not to be realized, a release of all, or part, of the related valuation allowance could result in an immediate material income tax benefit in the period of decrease and material income tax provisions in future periods.

Liquidity and Capital Resources

Our liquidity requirements have historically consisted of research and development expenses, sales and marketing expenses, capital expenditures, working capital, debt service and general corporate expenses. Historically, we have funded these requirements and the growth of our business primarily through convertible subordinated debt offerings, the issuance of common stock, including the exercise of stock options, sales of our products and license agreements for our drug compounds. We now expect to fund our liquidity requirements primarily with revenue generated from product sales. We also believe we have the ability to meet our short-term liquidity needs through the use of our cash and short-term investments on hand at September 30, 2007.

Cash, cash equivalents and short- and long-term investments totaled $932.3 million, or 74% of total assets, at September 30, 2007, compared to $1.2 billion, or 78% of total assets, at December 31, 2006.

Net cash provided by operating activities for the nine months ended September 30, 2007 was $182.3 million, which includes net income of $71.6 million. Our net income includes non-cash charges of $43.7 million, consisting primarily of stock compensation and depreciation and amortization expense. Accounts receivable decreased by $20.6 million primarily due to timing of product sales. Inventory on hand increased by $11.1 million as a result of efforts to increase the number of days inventory on hand of XOPENEX HFA. Other current assets increased by $5.8 million, which is primarily attributable to an increase in prepaid expenses off set by a decline in interest receivable. Accounts payable increased by $6.4 million primarily due to timing of vendor payments. Accrued expenses increased by $10.7 million primarily due to (i) the timing of personnel-related expenses, (ii) increased legal and research and development expenses, (iii) increased expenses relating to the expansion of commercial production lines primarily associated with BROVANA, and (iv) a decline in accrued interest as a result of the February 2007 payment in full of our 5% convertible subordinated debentures. Other current liabilities increased by $46.2 million primarily due to an increase in deferred revenues and reserves for product revenue rebates.

Net cash provided by investing activities for the nine months ended September 30, 2007 was $197.8 million, which is primarily attributable to cash provided by net sales of short- and long-term investments of $217.5 million offset by purchases of property and equipment of $19.7 million.

Net cash used in financing activities for the nine months ended September 30, 2007 was $408.7 million. We received proceeds of $32.2 million from issuing common stock upon the exercise of stock options issued under our stock option plans and we used $440.9 million to repay long-term debt and capital lease obligations.

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

•       whether our debt, particularly debt due in 2008, will be paid in cash rather than converted into common stock pursuant to the terms of such debt;

•       progress of our preclinical and clinical research programs and the number and breadth of these programs;

•       progress of our development efforts and the development efforts of our strategic partners;

•       achievement of milestones under our strategic alliance arrangements;

•       royalties from agreements with parties to which we have licensed our technology; and

•       the outcome of pending litigation, including litigation related to generic competition and/or the informal Securities and Exchange Commission, or SEC, inquiry, or the “at risk” launch of generic versions of our product.

If our assumptions underlying our beliefs regarding future revenues and expenses change, or if unexpected opportunities or needs arise, we may seek to raise additional cash by selling debt or equity securities or otherwise borrowing money. However, we may not be able to raise such funds on favorable terms, or at all.

Based on our current operating plan, we believe that we will not be required to raise additional capital to fund the repayment of our outstanding convertible debt when due; however, we may choose to do so. If we are not able to successfully continue to grow our revenue and properly manage our expenses, if sales of LUNESTA do not increase, if sales of XOPENEX Inhalation Solution in other markets do not offset the reduction in revenues resulting from the change in Medicare Part B reimbursement for the product, or if we do not prevail against those manufacturers seeking to market a generic version of our XOPENEX Inhalation Solution product, it is likely that our business would be materially and adversely affected and that we would be required to raise additional funds in order to repay our outstanding convertible debt. We cannot assure that, if required, we would be able to raise the additional funds on favorable terms, if at all.

In addition, we will, from time to time, consider the acquisition of, or investment in, complementary businesses, products, product candidates and technologies, which may affect our liquidity requirements or cause us to raise additional funds which we may not be able to do on favorable terms, if at all.

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

Revenue Recognition, Multiple Element Arrangements—We have entered into collaborative agreements with other pharmaceutical companies for the development and commercialization of our eszopiclone product outside of the United States, Canada and Mexico. These agreements are in the form of license agreements that call for nonrefundable upfront payments, milestone payments on achieving significant milestones, and royalty payments on sales if and when the compound receives marketing approval.

Our revenue recognition policy for all multiple revenue-generating arrangements are in accordance with the guidance provided in the SEC’s Staff Accounting Bulletin, or SAB, No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104, Revenue Recognition, and Emerging Issues Task Force, or EITF, Issue No. 00-21, Revenue Arrangements with Multiple Deliverables.

Product sales allowances and reserves—The following table summarizes activity in each of our product sales allowances and reserve categories for the nine months ended September 30, 2007:

	Payment Terms Discount	Wholesaler Fee for Service	Government and Commercial Rebates and Discounts	Returns	Other Discounts	Total
	(in thousands)
Balance at December 31, 2006	$(4,351)	$(16,669)	$(74,249)	$(23,218)	$(1,511)	$(119,998)
Current provision:
Current year	(22,440)	(21,331)	(185,627)	(17,181)	(12,856)	(259,435)
Prior year	—	457	(637)	—	440	260
Total	(22,440)	(20,874)	(186,264)	(17,181)	(12,416)	(259,175)
Actual:
Current year	19,209	15,504	97,620	517	9,558	149,219
Prior year	4,378	14,123	56,813	20,552	589	89,644
Total	23,587	29,627	154,433	21,069	10,147	238,863
Balance at September 30, 2007	$(3,204)	$(7,916)	$(106,080)	$(19,330)	$(3,780)	$(140,310)

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

Provision for Income Taxes—Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to tax benefit carryforwards and to differences between the financial statement amounts of assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established if, based on management’s review of both positive and negative evidence, it is more likely than not that all or a portion of the deferred tax asset will not be realized. Given our limited history of profitability, and the possible adverse impact to our Xopenex Inhalation Solution sales if an “at risk” generic launch were to occur or we are unable to successfully defend our patents rights, management continues to conclude a valuation allowance is required for the full amount of the deferred tax asset. If in the future, we determine based on our future profitability, that these deferred tax assets are more likely than not to be realized, a release of all, or part, of the related valuation allowance could result in an immediate material income tax benefit in the period of decrease and material income tax provisions in future periods.

We adopted the Financial Accounting Standards Board Interpretation, or FIN, No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48, in January 2007. The implementation of FIN 48 did not have a material impact on our consolidated financial statements or results of operations. We are currently in the process of conducting a study of our research and development credit carryforwards. This study may result in an adjustment to our research and development credit carryforwards. However, until the study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position under FIN 48. We reasonably estimate that our unrecognized tax benefits position will not change significantly within the next twelve months.

We file tax returns in the U.S. Federal jurisdiction and in various state, local and foreign jurisdictions. During the fourth quarter of 2006, the Internal Revenue Service, or IRS, commenced an audit of our 2005 and 2004 U.S. Federal income tax returns, which was formally concluded during the third quarter of 2007. We are no longer subject to IRS examination for years prior to 2004, although carryforward attributes that were generated prior to 2004 may still be adjusted upon examination by the IRS if they either have been or will be used in a future period. We receive inquiries from various states during the year, some of those inquiries include an audit of state returns previously filed. With limited exceptions, we are no longer subject to state or local examinations for years prior to 2003, however, carryforward attributes that were generated prior to 2003 may still be adjusted upon examination by state or local tax authorities if they either have been or will be used in a future period.

The foreign jurisdictions where we currently file income tax returns are Canada and the Netherlands Antilles. We are currently under examination by Canada Revenue Agency, or CRA, for our Scientific Research and Experimental Development claims for the years ended December 31, 2005, 2004 and 2003. There are currently no examinations being conducted by the tax authorities in the Netherlands Antilles. With limited exceptions, we are no longer subject to examination in Canada and the Netherlands Antilles for years prior to 2003 and 1999, respectively, although carryforward attributes that were generated prior to these respective periods may still be adjusted upon examination if they either have been or will be used in a future period.

We recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. This policy did not change as a result of the adoption of FIN 48. For the quarter ended September 30, 2007, we did not recognize any accrued interest and penalties in our consolidated statement of operations or our consolidated balance sheet.

Contractual Obligations

As of September 30, 2007, our contractual obligations disclosure in our annual report on Form 10-K for the year ended December 31, 2006 has not materially changed with the exception of the February 2007 payment in full of our 5% convertible subordinated debentures.

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates and equity prices, which could affect our future results of operations and financial condition. These risks are described in our annual report on Form 10-K for the year ended December 31, 2006. As of November 8, 2007, there have been no material changes to the market risks described in our annual report on Form 10-K for the year ended December 31, 2006. Additionally, we do not anticipate any near-term changes in the nature of our market risk exposures or in our management’s objectives and strategies with respect to managing such exposures.

ITEM 4.                CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2007, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Change in and Evaluation of Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS

Tecastemizole Class Action Complaints

In June 2007, we filed in the Court, a Stipulation of Settlement regarding two class actions, pending in the Court naming Sepracor and certain of our current and former officers and one director as defendants. As previously disclosed, the class actions, which were filed on behalf of the plaintiffs, alleged that the defendants violated the Federal securities laws by making false and misleading statements relating to the testing, safety and likelihood of approval of tecastemizole by the FDA.

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

Under the terms of the Stipulation of Settlement, in June 2007, we paid into escrow $52.5 million in settlement of the class actions and, in July 2007, received an $18.5 million reimbursement from our insurance carriers. We recorded the litigation settlement expense of $34.0 million, relating to this matter, during the quarter ended March 31, 2007.

On September 6, 2007, the Court granted final approval of the Stipulation of Settlement and entered a final judgment consistent with the Stipulation of Settlement. The settlement is now final and the total settlement amount has been released from escrow. Pursuant to the final judgment entered by the Court, the Court dismissed the class actions with prejudice and the plaintiffs are deemed to have released all related claims against us.

Litigation Related to Generic Competition and Patent Infringement

Levalbuterol Hydrochloride Inhalation Solution Abbreviated New Drug Applications

In September 2005, we received notification that the FDA had received an ANDA, from Breath Limited, or Breath, seeking approval of a generic version of our 1.25 mg/3 mL, 0.63 mg/3 mL and 0.31 mg/3 mL XOPENEX® (levalbuterol hydrochloride) Inhalation Solution. Breath’s submission includes a Paragraph IV certification alleging that our patents listed in the FDA publication entitled Approved Drug Products With Therapeutic Equivalence Evaluations, commonly referred to as the “Orange Book,” for these three dosages of XOPENEX Inhalation Solution are invalid, unenforceable or not infringed by the generic version for which Breath is seeking approval. In October 2005, we filed a civil action against Breath for patent infringement and a non-jury trial is scheduled to begin on July 14, 2008 in the United States District Court for the District of Massachusetts, No. CV:06-10043.

In January 2006, we received notification that the FDA had received an ANDA from Dey, L.P., seeking approval of a generic version of our 1.25 mg/3 mL, 0.63 mg/3 mL, and 0.31 mg/3 mL XOPENEX Inhalation Solution. Dey, L.P.’s submission includes a Paragraph IV certification alleging that our patents listed in the Orange Book for these three dosages of XOPENEX Inhalation Solution are invalid, unenforceable, or not infringed by the generic version for which Dey, L.P. is seeking approval. In February 2006, we filed a civil action against Dey, L.P. for patent infringement and the case is pending in the United States District Court for the District of Delaware, C.A. No. 06-113.

In August 2006, we received notification that the FDA had received an ANDA from Dey, L.P. seeking approval of a generic version of our 1.25 mg/0.5 mL XOPENEX Inhalation Solution concentrate.

Dey, L.P.’s submission includes a Paragraph IV certification alleging that our patents listed in the Orange Book for 1.25 mg/0.5 mL XOPENEX Inhalation Solution concentrate are invalid, unenforceable, or not infringed by the generic version for which Dey, L.P. is seeking approval. In September 2006, we filed a civil action against Dey, L.P. for patent infringement in the United States District Court for the District of Delaware, C.A. No. 06-604. In September 2006, both civil actions we filed against Dey, L.P. were consolidated into a single suit. No trial date has been set.

In May 2007, we received notification that the FDA had received an ANDA from Barr Laboratories, Inc., or Barr, seeking approval of a generic version of our 1.25 mg/3 mL, 0.63 mg/3 mL and 0.31 mg/3 mL XOPENEX Inhalation Solution. Barr’s submission includes a Paragraph IV certification alleging that our patents listed in the Orange Book for these three dosages of XOPENEX Inhalation Solution are invalid, unenforceable or not infringed by the generic version for which Barr is seeking approval. In July 2007, we filed a civil action against Barr for patent infringement and the case is pending in the United States District Court for the District of Delaware, C.A. No. 07-438. No trial date has been set.

The filing of an action for patent infringement under the Hatch-Waxman Act invokes an automatic 30-month stay of the FDA’s authority to grant final marketing approval to those companies that file an ANDA containing a Paragraph IV certification against one or more of our XOPENEX Inhalation Solution patents. The first filer of an ANDA with a Paragraph IV certification is potentially entitled to a 180-day period of semi-exclusivity during which the FDA cannot approve subsequently filed ANDAs. The 180-day semi-exclusivity period would begin to run only upon first commercial marketing by the first filer. There are, however, also certain events that could cause the first filer to forfeit the 180-day semi-exclusivity period, which we refer to as a forfeiture event.

For our 1.25 mg/3 mL, 0.63/3 mL, and 0.31/3 mL XOPENEX Inhalation Solution, we believe that Breath is the first filer and potentially entitled to 180-days of semi-exclusivity against subsequent ANDA filers for those three dosages. The 30-month stay against Breath’s ANDA is scheduled to expire on or about March 7, 2008. Upon expiration of that 30-month stay, the FDA could grant final approval and Breath could then commence an “at risk” distribution of its generic levalbuterol product for those dosages notwithstanding our patents and notwithstanding that the court’s decision as to the merits of the litigation will not have been rendered, unless we were able to obtain an injunction prohibiting such distribution. However, if a forfeiture event occurs and the FDA determines that Breath has forfeited the 180-day semi-exclusivity period for those three dosages, other ANDA filers who have been granted final approval by the FDA could commence an “at risk” launch upon expiration of the 30-month stay. For those three dosages, the 30-month stays against Dey L.P. and Barr expire on or about July 9, 2008 and November 30, 2009, respectively.

For our 1.25 mg/0.5 mL XOPENEX Inhalation Solution concentrate, we believe that Dey L.P. is the first filer and potentially entitled to 180-days of semi-exclusivity for that concentration. The 30 month stay against Dey L.P.’s ANDA for that concentration expires on or about February 14, 2009.

Although we could seek recovery of any damages sustained in connection with any activities conducted by a party that infringe a valid and enforceable claim in our patents, whether we are ultimately entitled to such damages would be determined by the court in connection with our ongoing legal proceedings with each party desiring to launch generic levalbuterol hydrochloride products. If any of these parties were to commence selling a generic alternative to our XOPENEX Inhalation Solution product prior to the resolution of these ongoing legal proceedings, or there is a court determination that the products these companies wish to market do not infringe our patents, or that our patents are invalid or unenforceable, it would have a material adverse effect on our business, financial condition and results of operations. In addition, our previously issued guidance regarding our projected financial results may no longer be accurate and we would have to revise such guidance.

Desloratadine Abbreviated New Drug Applications

In June 2007, we received notification that the FDA had received an ANDA from Glenmark Pharmaceuticals, Ltd. and Glenmark Pharmaceuticals, Inc., USA, which we refer to collectively as Glenmark, seeking approval of a generic version of Schering-Plough’s 5 mg tablets of CLARINEX. Glenmark’s submission includes a Paragraph IV certification alleging that our patents that Schering-Plough (as licensee of such patents) listed in the Orange Book for its CLARINEX are invalid, unenforceable or not infringed by the generic version for which Glenmark is seeking approval. In July 2007, we and the University of Massachusetts, co-owners of certain patents listed in the Orange Book, filed a civil action in the United States District Court for the District of New Jersey against Glenmark for patent infringement, C.A. No. 07-3385.

In July 2007, we received notification that the FDA had received an ANDA from Sun Pharmaceutical Industries, Ltd., or Sun, seeking approval of a generic version of Schering-Plough’s 5 mg tablets of CLARINEX. Sun’s submission includes a Paragraph IV certification alleging that our patents listed by Schering-Plough (as licensee of such patents) in the Orange Book for CLARINEX are invalid, unenforceable, or are not infringed by the generic version for which Sun is seeking approval. In September 2007, we and the University of Massachusetts filed a civil action in the United States District Court for the District of New Jersey against Sun for patent infringement, C.A. No. 07-4213.

In August 2007, we received notification that the FDA had received an ANDA from Orchid Chemicals & Pharmaceuticals Ltd., or Orchid, seeking approval of a generic version of Schering-Plough’s 5 mg tablets, and 2.5 and 5 mg orally disintegrating tablets of CLARINEX. Orchid’s submission includes a Paragraph IV certification alleging that our patents listed by Schering-Plough (as licensee of such patents) in the Orange Book for CLARINEX are invalid, unenforceable or not infringed by the generic version for which Orchid is seeking approval. In October 2007, we and the University of Massachusetts filed a civil action in the United States District Court for the District of New Jersey against Orchid for patent infringement, C.A. No. 07-4623.

In September 2007, we received notification that the FDA had received ANDAs from Mylan Pharmaceuticals, Inc., or Mylan, Lupin Limited, or Lupin, and Perrigo R & D Company, or Perrigo, seeking approval of a generic version of Schering-Plough’s 5 mg tablets of CLARINEX, and from Dr. Reddy’s Laboratories, or Dr. Reddy’s, seeking approval of a generic version of Schering-Plough’s 2.5/120 mg tablets of CLARINEX-D 12 hour desloratadine and pseudoephedrine extended release tablets. The submissions by these parties include Paragraph IV certifications alleging that certain patents listed by Schering-Plough (as licensee of such patents) in the Orange Book for CLARINEX are invalid, unenforceable or not infringed by the generic versions for which these parties are seeking approval. In October 2007, we and the University of Massachusetts filed civil actions in the United States District Court for the District of New Jersey against Mylan, Lupin, Perrigo and Dr. Reddy’s for patent infringement, C.A. No. 3:07-cv-05017, C.A. No. 3:07-cv-05265, C.A. No. 3:07-cv-05136 and C.A. No. 3:07-cv-05001, respectively.

In October 2007, we received notification that the FDA had received an ANDA from Anchen Pharmaceuticals, Inc., or Anchen, seeking approval of a generic version of Schering-Plough’s 2.5/120 mg tablets of CLARINEX-D 12 hour desloratadine and pseudoephedrine extended release tablets. Anchen’s submission includes a Paragraph IV certification alleging that our patents listed by Schering-Plough (as licensee of such patents) in the Orange Book for CLARINEX are invalid, unenforceable or not infringed by the generic version for which Anchen is seeking approval. We are currently contemplating filing a civil action against Anchen for patent infringement.

We believe that all of these ANDAs are subject to a statutory stay of approval until June 21, 2009 based on previous litigation commenced by Schering-Plough against these parties in separate civil actions involving another patent.

BROVANA Patent Infringement Claim

In April 2007, we were served with a Complaint filed in the United States District Court for the Southern District of New York, C.A. No. 1:07-cv-2353, by Dey, alleging that manufacture and sale of BROVANA® (arformoterol tartrate) Inhalation Solution infringes or will induce infringement of a single U.S. patent for which Dey owns all rights, title and interest. In April 2007, we filed an Answer and Counterclaim to this Complaint seeking to invalidate the originally asserted patent and a second related patent. In May 2007, Dey filed a reply asserting infringement of the second patent. Under the current trial scheduling order, trial will begin no earlier than December 12, 2008. It is too early to make a reasonable assessment as to the likely outcome or impact of this litigation. We are unable to reasonably estimate any possible range of loss or liability related to this lawsuit due to its uncertain resolution.

Patent litigation involves complex legal and factual questions. We can provide no assurance concerning the outcome or the duration of any patent related lawsuits. If we, or third parties from whom we receive royalties, are not successful in enforcing our respective patents, the companies seeking to market generic versions of our drugs and the drugs of our licensees will not be excluded, for the full term of the respective patents, from marketing their generic versions of our products or third party products for which we have licensed rights to our patents. Introduction of generic copies of any of our products or third party products for which we have licensed rights to our patents before the expiration of our patents would have a material adverse effect on our business, financial condition and results of operations.

Stock Option Inquiry and Derivative Stockholder Complaints

We announced in June 2006 that the SEC is conducting an informal inquiry into our stock option grants and stock option granting practices. A special committee of our outside directors, with the assistance of outside legal counsel and outside accounting specialists, reviewed the stock option grants to our officers, directors and employees from 1996 to June 2006 under our various stock option plans in effect during this period. Our finance department also reviewed the stock option grants and stock option practices from 1996 to June 2006. Their review resulted in the restatement of our financial statements for the quarters ended March 31, June 30 and September 30, 2005, the quarter ended March 31, 2006 and the years ended December 31, 2005, 2004 and 2003. The special committee has concluded that there is no evidence of fraud, illegal activity or an intent to mislead or deceive with respect to our stock option granting practices or the specific grants that have resulted in the restatement of our financial statements. The special committee also determined that the board of directors and/or compensation committee generally intended to award the options on the date specified in the grants, although they were not aware of the accounting consequences. Representatives from the U.S. Attorneys Office attended some of the earlier meetings that our outside counsel had with the SEC. While the U.S. Attorneys Office has not initiated an investigation, we cannot be certain that it will not. The SEC and/or any other governmental agency that may initiate a formal investigation may reach different conclusions and, if so, we could be subject to monetary damages, fines and penalties, and our officers and/or directors could be prohibited from serving as officers and directors of any public company and could be subject to criminal penalties and/or disgorgement.

From June to October 2006, six stockholder derivative complaints were commenced against us (as a nominal defendant) and certain of our current and former officers and directors. Three of these complaints were filed in the Superior Court, Middlesex County, Commonwealth of Massachusetts (later transferred to the Business Litigation Session of the Superior Court, Suffolk County, Commonwealth of Massachusetts) and three were filed in the United States District Court for the District of Massachusetts. All state court complaints were later consolidated into one state court action, and all Federal court complaints were consolidated into one Federal court action. It was alleged in both actions that the individual defendants breached their fiduciary duties and were unjustly enriched in connection with certain stock option grants; violations of Federal securities laws were alleged in the Federal action as well. The complaints sought monetary damages in unspecified amounts, equitable and injunctive relief, including disgorgement of profits obtained by certain defendants and other relief as determined by the court. On November 20, 2006, we moved to dismiss the state court action, and on March 20, 2007 a hearing was held on the motion. No decision on the motion has been rendered at this time. The Federal court action has been stayed pending resolution of the state court motion to dismiss.

In October 2007, the parties to both the state and Federal action reached a settlement that provides for the dismissal of both actions, subject to the approval of the court. The settlement resolves all claims and includes no finding of wrongdoing on the part of any of the defendants and no cash payment other than attorneys’ fees. As part of the settlement, we have agreed to adopt and implement stock option grant and other procedures that reflect developing best practices. A preliminary hearing on the fairness of the settlement and the adequacy of the stockholder notice was held on November 6, 2007 by the state court, with a final fairness hearing likely to be held in January 2008. The settlement will not be final and effective until final approval by the state court and entry of dismissal with prejudice by the Federal court.

LUNESTA Trademark Claim

In September 2006, Tharos Laboratories, Inc., or Tharos, filed suit against us in the United States District Court, District of Utah, Central Division, 2:06-cv-00757, alleging trademark infringement, dilution, unfair competition, false advertising and false designation of origin arising out of our use of our silk luna moth design in connection with LUNESTA. Tharos seeks unspecified monetary damages and to enjoin our use of the silk luna moth design. In October 2006, we filed a Motion to Dismiss Tharos’ claims. On February 9, 2007, the court granted our motion in respect of the state unfair competition claims and denied it in respect of Tharos’ other claims. On March 6, 2007, we filed an Answer to Tharos’ Complaint. In addition, we filed counterclaims against Tharos for cancellation of Tharos’ alleged trademark and for false advertising. We continue to defend our trademark in this litigation but we are unable at this stage to predict its ultimate resolution. In October 2007, we reached a preliminary agreement in principle with Tharos to settle this litigation, and final settlement is subject to the parties entering into a written settlement agreement.

Other Legal Proceedings

From time to time we are party to other legal proceedings in the course of our business. We do not, however, expect such other legal proceedings to have a material adverse effect on our business, financial condition or results of operations.

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

Approximately 90% of our total revenues for the nine months ended September 30, 2007 resulted from sales of LUNESTA and XOPENEX Inhalation Solution, and we expect that sales from these two products will continue to represent a significant majority of our revenues for the coming year. In April 2005, we commercially introduced LUNESTA as a new product in a highly and increasingly competitive market, and we cannot be certain that it will achieve continued commercial success. In addition, we do not have long-term sales contracts with our customers, and we rely primarily on purchase orders for sales of LUNESTA and XOPENEX Inhalation Solution. Reductions, delays or cancellations of orders for LUNESTA or XOPENEX Inhalation Solution could adversely affect our operating results. Additionally, revenues from the sale of XOPENEX Inhalation Solution have been, and we expect will continue to be, adversely affected on a comparable basis as a result of a change in the Medicare Part B reimbursement rate. If sales of LUNESTA do not increase and if sales of XOPENEX Inhalation Solution in other markets do not offset the reduction in revenues resulting from the change in Medicare Part B reimbursement for the product, or if we do not prevail against those manufactures seeking to market a generic version of our XOPENEX Inhalation Solution product, we may not have sufficient revenues to achieve our business plan or repay our outstanding debt, and our business will not be successful.

In December 2005, we commercially introduced XOPENEX HFA and in April 2007, we commercially introduced BROVANA. We cannot be certain that either XOPENEX HFA or BROVANA will achieve commercial success.

With respect to XOPENEX Inhalation Solution, Breath, Dey, L.P., Barr and Watson Laboratories, Inc., or Watson, have filed ANDAs including Paragraph IV certifications with the FDA seeking to market a generic version of levalbuterol hydrochloride inhalation solution before our patents expire. We have commenced patent infringement litigation against Breath, Dey, L.P., and Barr, but we have decided not to commence litigation against Watson at this time as its Paragraph IV certification is limited to a patent that expires in 2021. The filing of a lawsuit for patent infringement under the Hatch-Waxman Act results in an automatic 30-month stay of the FDA’s authority to grant marketing approval to these companies. The 30-month stay against Breath’s ANDA is scheduled to expire for our 1.25 mg/3 mL, 0.63 mg/3 mL and 0.31 mg/3 mL XOPENEX Inhalation Solution on or about March 7, 2008. Upon expiration of that 30-month stay, the FDA could grant final approval and Breath could then commence an “at risk” distribution of its generic levalbuterol product for those dosages notwithstanding our patents and notwithstanding that the court’s decision as to the merits of the litigation will not have been rendered, unless we were able to obtain an injunction prohibiting such distribution. However, if a forfeiture event occurs and the FDA determines that Breath has forfeited the 180-day semi-exclusivity period for those three dosages, other ANDA filers who have been granted final approval by the FDA could commence an “at risk” launch upon expiration of the 30-month stay. For those three dosages, the 30-month stays against Dey L.P. and Barr expire on or about July 9, 2008 and November 30, 2009, respectively. If any of these parties were to commence selling a generic alternative to our XOPENEX Inhalation Solution product prior to the resolution of these ongoing legal proceedings, or there is a court determination that the products these companies wish to market do not infringe our patents, or that our patents are invalid or unenforceable, it would have a material adverse effect on our business, financial condition and/or results of operations. In addition, our previously issued guidance regarding our projected financial results may no longer be accurate and we would have to revise such guidance.

With respect to BROVANA, in April 2007, we were served with a Complaint filed in the United States District Court for the Southern District of New York, C.A. No. 1:07-cv-2353, by Dey alleging that the manufacture and sale of BROVANA infringes or will induce infringement of a single U.S. patent for which Dey owns all rights, title and interest. In April 2007, we filed an Answer and Counterclaim to this Complaint seeking to invalidate the originally asserted patent and a second related patent. In May 2007, Dey filed a reply asserting infringement of the second patent. Under the current trial scheduling order, trial will begin no earlier than December 12, 2008. It is too early to make a reasonable assessment as to the likely outcome or impact of this litigation. We are unable to reasonably estimate any possible range of loss or liability related to this lawsuit due to its uncertain resolution.

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

•       a finding that our patents are invalid or unenforceable or that generic versions of our products do not infringe our products or the “at risk” launch of generic versions of our products;

•       the price of the product relative to other competing drugs or treatments;

•       private insurers, such as managed care organizations, adopting their own coverage restrictions or demanding price concessions in response to state, Federal or administrative action, such as CMS’s bundling action;

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

Sales of XOPENEX Inhalation Solution have been adversely affected as a result of the recent change in the Medicare Part B reimbursement rate and if our strategy for responding to such change is not successful our revenue will be further adversely affected.

Since January 2005 and through June 2007, Medicare reimbursed XOPENEX Inhalation Solution pursuant to a unique reimbursement code. In March 2006, the Durable Medical Equipment Program Safeguard Contractors, or DME-PSCs, the entities responsible for overseeing the Medicare Part B prescription drug benefit for respiratory products, announced their intention to implement a Least Costly Alternative, or LCA, reimbursement action for XOPENEX Inhalation Solution that, if it had been implemented, would have reduced the reimbursement paid for XOPENEX Inhalation Solution to that of generic racemic albuterol. In December 2006, CMS commenced a National Coverage Analysis, or NCA, to determine when use of nebulized levalbuterol in treating COPD in the Medicare population is reasonable and necessary. While the NCA for XOPENEX Inhalation Solution was pending, the DME-PSCs announced that the proposed LCA would be stayed. On June 20, 2007, CMS announced its preliminary coverage determination, stating that, based on its review of the available data and comments submitted, it was unable to determine the criteria for when XOPENEX Inhalation Solution would be appropriate to use by the Medicare population and would instead defer this determination to the DME-PSCs. As part of its coverage determination, CMS affirmed that the use of nebulized beta-adrenergic agonists (such as XOPENEX Inhalation Solution and BROVANA) in the treatment of lung disease in the home is medically necessary; such a determination is needed before CMS or the DME-PSCs can establish the coverage criteria for a given prescription drug under the Medicare Part B benefit. The final coverage determination was made in September 2007 and was identical to the preliminary coverage determination. Should the DME-PSCs establish overly restrictive coverage criteria for either XOPENEX Inhalation Solution or BROVANA, or again seek to impose an LCA on XOPENEX Inhalation Solution, we may no longer be able to sell these products profitably in the Medicare Part B market and revenues for these products may be materially adversely affected.

In May 2007, CMS announced that, based on its interpretation of the statutory language of the MMA, it was required to discontinue the unique reimbursement codes for XOPENEX Inhalation Solution and generic albuterol, which had been in place since January 2005, and bundled these products together in a newly created reimbursement code. As a result of this coding change, reimbursement for XOPENEX Inhalation Solution and generic albuterol is now based on the blended weighted average selling price for the two products, resulting in reimbursement for XOPENEX Inhalation Solution that is considerably lower than the product’s published selling price for the product distribution channel. The new reimbursement rate became effective on July 1, 2007 and is subject to change quarterly based upon the respective contribution of commercial sales of XOPENEX Inhalation Solution and generic albuterol to the quarterly blended weighted average selling price calculation for the newly created reimbursement code. This quarterly average selling price calculation is mandated by the MMA. Revenues from the sale of XOPENEX Inhalation Solution have been, and we expect will continue to be, adversely affected on a comparable basis as a result of this change.

The bundling action also resulted in an unintended increase in Medicare Part B reimbursement for generic albuterol, significantly higher than the product’s average selling price (as publicly reported by the Medicare Part B program), creating the potential for inappropriate reimbursement incentives to influence the dispensing decisions of providers. In July 2007, the U.S. House of Representatives released draft legislation as part of the State Children’s Health Insurance Program, or SCHIP, reauthorization that includes language addressing the Medicare Part B reimbursement scenario that may potentially impact physician prescribing decisions based upon financial incentives. The draft legislation provides that XOPENEX Inhalation Solution and generic albuterol will be paid at the lower of their respective stand-alone average selling prices or the blended XOPENEX Inhalation Solution/generic albuterol average selling price. The draft legislation was not part of the SCHIP reauthorization bill passed by Congress and vetoed by President Bush in September 2007. The language remains part of the Medicare Physician Fee Schedule corrections legislation currently pending in the House of Representatives and we are working to include comparable language in sister legislation being developed by the Senate. For generic albuterol, this will lower the reimbursement Medicare pays for the product to its stand-alone average selling price. For XOPENEX Inhalation Solution, reimbursement will continue to be paid at the blended XOPENEX Inhalation Solution/generic albuterol average selling price. Medicare Part B reimbursement rates are updated quarterly. The effective date of the legislation, if passed, is expected to be January 1, 2008, but could be later if the law is not passed and signed by President Bush prior to the end of 2008. The impact of this potential legislative action on XOPENEX Inhalation Solution revenues in the Medicare market in 2008 is not yet known.

We estimate that as much as 25% of our XOPENEX Inhalation Solution units sold are subject to reimbursement under Medicare Part B. We have been actively contracting with home health care and retail pharmacy providers in an effort to ensure the continued availability of XOPENEX Inhalation Solution to Medicare Part B beneficiaries with reversible obstructive airway disease. If the contracting strategy for XOPENEX Inhalation Solution is not successful in maintaining as much of the current unit sales levels for the product in Medicare as commercially feasible, if the reimbursement scenario that may potentially impact physician prescribing decisions for generic albuterol is not changed and/or if the DME-PSCs impose restrictive coverage policies on XOPENEX Inhalation Solution, revenue from sales of XOPENEX Inhalation Solution will be adversely affected and our financial condition and results from operations will be impaired.

We have significant debt and we may not be able to make principal payments when due.

As of September 30, 2007, our total debt was approximately $721 million. None of our 0% Series A notes due December 2008, our 0% Series B notes due December 2010 nor our 0% notes due October 2024 restricts us or our subsidiaries’ ability to incur additional indebtedness, including debt that ranks senior to the notes. The 0% notes due 2024 are senior to the Series A notes due 2008 and Series B notes due 2010. Additional indebtedness that we incur may in certain circumstances rank senior to or on parity with this debt. Our ability to satisfy our obligations will depend upon our future performance, which is subject to many factors, including factors beyond our control. The conversion prices for the 0% Series A notes due 2008 and 0% Series B notes due 2010 are $31.89 and $29.84, respectively. On October 31, 2007, the closing sale price of our common stock was $27.54. If the market price for our common stock does not exceed the conversion price, the holders of our outstanding convertible debt may decide not to convert their securities into common stock. For example, the holders of our 5% debentures did not convert such debentures into common stock, and on February 15, 2007, the maturity date for the 5% debentures, we repaid in cash the entire principal amount of $440.0 million, plus $11.0 million of accrued interest. Our 0% notes due 2024 are convertible into cash and, if applicable, shares of our common stock at a conversion price of approximately $67.20, at the option of the holders in October 2009, 2014, 2019 and 2024, as well as under certain circumstances. We may not be able to make the required cash payments upon conversion of the 0% notes due 2024.

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

As of September 30, 2007, we had approximately $721 million of outstanding debt that could be converted into common stock. In order to reduce future payments due at maturity, we may, from time to time, depending on market conditions, repurchase additional outstanding convertible debt for cash; exchange debt for shares of our common stock, warrants, preferred stock, debt or other consideration; or a combination of any of the foregoing. If we exchange shares of our capital stock, or securities convertible into or exercisable for our capital stock, for outstanding convertible debt or use proceeds from the issuance of convertible debt to fund redemption of outstanding convertible debt with a higher conversion ratio, the number of shares that we might issue as a result of such exchanges would significantly exceed the number of shares originally issuable upon conversion of such debt and, accordingly, such exchanges would result in material dilution to holders of our common stock. We cannot assure you that we will repurchase or exchange any additional outstanding convertible debt.

If the estimates we make, or the assumptions on which we rely, in preparing our financial statements prove inaccurate, our actual results may vary from those reflected in our projections and accruals.

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, net revenues and expenses, the amounts of charges accrued by us and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. We cannot assure you, however, that our estimates, or the assumptions underlying them, will not be materially different from actual results. For example, our royalty revenue is recognized based upon our estimates of our collaboration partners’ sales during the period and, if these sales estimates are greater than the actual sales that occur during the period, our net income would be reduced. In addition, we estimate product sales allowances, including payment term discounts, government and commercial rebates and returns and other discounts. If actual amounts differ from these estimates, net income could be adversely affected. Each, in turn, could adversely affect our financial condition, results from operations and stock price.

If sufficient funds to finance our business are not available to us when needed or on acceptable terms, then we may be required to delay, scale back, eliminate or alter our strategy for our programs.

We may require additional funds for our research and product development programs, operating expenses, repayment of debt, the pursuit of regulatory approvals, license or acquisition opportunities and the expansion of our production, sales and marketing capabilities. Historically, we have satisfied our funding needs through collaboration arrangements with corporate partners, sales of products, and equity and debt financings. These funding sources may not be available to us when needed in the future, and, if available, they may not be on terms acceptable to us. Insufficient funds could require us to delay, scale back, eliminate or alter certain of our research and product development programs and/or commercialization efforts or to enter into license agreements with third parties to commercialize products or technologies that we would otherwise develop or commercialize ourselves. Our cash requirements may vary materially from those now planned because of factors including:

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

As we announced on June 2, 2006, the SEC is conducting an informal inquiry into our stock option grants and stock option practices and a special committee of our outside directors oversaw a review of our stock option granting practices and the documentation relating to such grants. Representatives from the U.S. Attorneys office attended some of the earlier meetings that our outside legal counsel had with the SEC. While the U.S. Attorneys Office has not initiated an investigation, we cannot be certain that it will not. As a result of the SEC inquiry and/or other governmental proceedings that could be initiated in the future, we could be subject to monetary damages, fines and penalties and our officers and/or directors could be prohibited from serving as officers and directors of any public company and could be subject to criminal penalties and disgorgement.

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

We and certain of our current and former directors and officers are defendants in a state and a Federal derivative action relating to our stock option granting practices. The complaints allege purported breaches of fiduciary duties and unjust enrichment in connection with certain stock option grants made by us between June 1998 and May 2001. The complaints sought monetary damages in unspecified amounts, equitable and injunctive relief, including disgorgement of profits obtained by certain defendants and other relief as determined by the court. In October 2007, we reached a settlement with the parties to the derivative actions, subject to the approval of the court. The settlement resolves all claims and includes no finding of wrongdoing on the part of any of the defendants and no cash payment other than attorneys’ fees. As part of the settlement, we have agreed to adopt and implement stock option grant and other procedures that reflect developing best practices. However, the settlement will not be final and effective until final approval by the state court and entry of dismissal with prejudice in the Federal court and, if it does not become final, we could be required to pay monetary damages and/or provide other relief.

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

•       a finding that our patents are invalid or unenforceable or that generic versions of our products do not infringe our products or the “at risk” launch of generic versions of our products;

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

In the insomnia market, LUNESTA faces intense competition from established products such as AMBIEN® (zolpidem tartrate), SONATA® (zalepon), AMBIEN CR® (zolpidem tartrate extended release) and ROZEREM™ (ramelteon). We expect that LUNESTA will face increasing competition from other potentially competitive therapies, such as a generic version of AMBIEN, which was introduced in April 2007, a generic version of AMBIEN CR, which could be introduced as early as March 2009, and therapies in clinical development and under FDA review for the treatment of insomnia. To continue to be successful in the market with LUNESTA, we must continue to demonstrate that LUNESTA’s safety and efficacy features are superior to those of competing branded and generic products, some of which may be less expensive than LUNESTA.

In the asthma and COPD markets, XOPENEX Inhalation Solution, a short-acting beta-agonist, faces competition from generic albuterol and DUONEB® (ipratropium bromide and albuterol sulfate). Albuterol has been available generically for many years, is well established and sells at prices substantially lower than XOPENEX Inhalation Solution. DUONEB offers combination therapy of albuterol with ipratropium bromide. A generic version of DUONEB has recently been commercially introduced with additional generic entrants expected to follow. To be successful in the marketing of XOPENEX Inhalation Solution, we must continue to demonstrate that the efficacy and safety features of the drug outweigh its higher price relative to generic albuterol and other competing products. In addition, as a consequence of the ongoing commercialization of BROVANA, prescription levels for XOPENEX Inhalation Solution may be adversely affected to the extent that a significant number of physicians prescribe BROVANA as a substitute product for their patients who are currently taking or would be prescribed XOPENEX Inhalation Solution. Such substitution could have an adverse effect on sales of XOPENEX Inhalation Solution and/or the growth of the combined revenue generated from the sale of XOPENEX Inhalation Solution and BROVANA. We may also face competition in the event of commercial introduction of a generic alternative to our XOPENEX Inhalation Solution product.

Albuterol MDIs have been on the market for many years and are well established. In the asthma market, XOPENEX HFA faces competition from chlorofluorocarbons, or CFC-containing albuterol MDIs and branded HFA albuterol MDIs such as PROAIR® HFA (albuterol sulfate), VENTOLIN® HFA (albuterol sulfate HFA inhalation aerosol) and PROVENTIL® HFA (albuterol sulfate) Inhalation Aerosol. With the phase-out of CFC albuterol MDI products required by the end of December 2008, we expect that competition from branded HFA MDIs will increase substantially. There are currently no generic short-acting beta-agonist HFA MDIs available. To be successful in the marketing of XOPENEX HFA, we must demonstrate that the efficacy and safety features of the drug outweigh its higher price as compared to generic CFC albuterol MDIs and that these attributes differentiate the product from other HFA MDIs on the market.

BROVANA competes in the COPD market, as it does not have an asthma indication. Competitive products include all nebulized products used in the treatment of COPD including albuterol, XOPENEX Inhalation Solution, ATROVENT® (ipratropium bromide), DUONEB, generic albuterol/ipratropium bromide combination products, and nebulized Perforomist™ (formoterol fumarate) Inhalation Solution, which was commercially introduced in October 2007. Even though BROVANA is a nebulized product, it also faces competition from long-acting beta-agonists and anticholinergics delivered by MDI and dry-powder inhaler, including SEREVENT® DISKUS® (salmeterol xinafoate inhalation powder), SPIRIVA® HandiHaler® (tiotropium bromide inhalation powder) and FORADIL® (formoterol fumarate inhalation powder). BROVANA also competes with combination therapy products used for COPD including ADVAIR® (salmeterol and fluticasone) and recently commercialized SYMBICORT® (formoterol and budesonide). To be successful in the marketing of BROVANA, we must demonstrate that patients with COPD who use a nebulizer will benefit by adding BROVANA as adjunctive therapy.

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

We recently announced our intention to reduce the size of our direct sales force. This and any future reduction in sales force could prevent us from achieving anticipated revenues and attracting and retaining qualified sales personnel and could negatively impact our financial condition and results of operations.

We sell our products, XOPENEX Inhalation Solution, XOPENEX HFA, BROVANA and LUNESTA, primarily through our direct sales force. On October 30, 2007, we announced our intention to reduce our direct sales force by approximately 300 positions. Although we expect the sales force reduction to result in lower expenses, we may not realize the anticipated cost-savings. This sales force reduction could result in temporary lack of focus and reduced productivity among our sales personnel and, if our sales organization does not devote the time and resources necessary to attain sales projections, we may not be able to achieve anticipated revenues and our financial condition and operating results could be harmed. In addition, the sales force reduction may make it more difficult for us to attract and retain the qualified sales people necessary to maintain current sales levels and/or to support potential sales growth and sales of any additional products we may commercialize in the future.

We have in the past, and may again in the future, incur significant expense to expand our sales force. This sales force expansion has, in some instances, been in anticipation of receiving marketing approval for products under development and/or expected sales growth. If, in the future, we expand our sales force too rapidly or do not receive expected marketing approvals or attain anticipated sales growth, we may be forced to again reduce our sales force, which could negatively impact our financial condition and results of operations.

We sell our products primarily through a direct sales force, and if we are not successful in attracting and retaining qualified sales personnel, we may not be successful in commercializing our products.

We have established a sales force to market XOPENEX Inhalation Solution, XOPENEX HFA, BROVANA and LUNESTA. Our ability to realize significant revenues from direct marketing and sales activities depends on our ability to attract and retain qualified sales personnel. Competition for these persons is intense and our recently announced sales force reduction could harm our ability to attract and retain qualified sales personnel. If we are unable to attract and retain qualified sales personnel, we will not be able to successfully expand our marketing and direct sales force on a timely or cost effective basis. We may also need to enter into additional co-promotion or other such arrangements with third parties, for example, where our own direct sales force is not large enough or sufficiently well aligned to achieve maximum penetration in the market. We may not be successful in entering into any co-promotion or other such arrangements, and the terms of any co-promotion or other such arrangements may not be favorable to us.

If we or our third-party manufacturers do not comply with current Good Manufacturing Practices, or GMP, regulations, then the FDA could refuse to approve marketing applications or force us to recall or withdraw our products.

The FDA and other regulatory authorities require that our products be manufactured according to their GMP regulations. The failure by us, our collaborative development partners or our third-party manufacturers to comply with current GMP regulations could lead to delay in our development programs or refusal by the FDA or other regulatory authorities to approve marketing applications. Following marketing approval of a product, failure in either respect could also impede commercial introduction or on-going distribution of the product and/or be the basis for action by the FDA or other regulatory authorities to withdraw approvals previously granted, to recall products and for other regulatory action.

We could be exposed to significant liability claims that could prevent or interfere with our product commercialization efforts.

We may be subject to product liability claims that arise through testing, manufacturing, marketing, sale and use of pharmaceutical products. Product liability claims could distract our management and key personnel from our core business, require us to spend significant time and money in litigation or to pay significant damages, which could prevent or interfere with our product commercialization efforts and could adversely affect our business. Claims of this nature could also subject us to product recalls or adversely affect our reputation, which could damage our position in the market. Although we maintain product liability insurance coverage for both the clinical trials and commercialization of our products, it is possible that we will not be able to obtain further product liability insurance on acceptable terms, if at all, and that our insurance coverage may not provide adequate coverage against all potential claims.

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

Since January 2005 and through June 2007, Medicare reimbursed XOPENEX Inhalation Solution pursuant to a unique reimbursement code. In March 2006, the DME-PSCs, the entities responsible for overseeing the Medicare Part B prescription drug benefit for respiratory products, announced their intention to implement an LCA, reimbursement action for XOPENEX Inhalation Solution that, if it had been implemented, would have reduced the reimbursement paid for XOPENEX Inhalation Solution to that of generic racemic albuterol. In December 2006, CMS commenced an NCA, to determine when use of nebulized levalbuterol in treating COPD in the Medicare population is reasonable and necessary. While the NCA for XOPENEX Inhalation Solution was pending, the DME-PSCs announced that the proposed LCA would be stayed. On June 20, 2007, CMS announced its preliminary coverage determination, stating that, based on its review of the available data and comments submitted, it was unable to determine the criteria for when XOPENEX Inhalation Solution would be appropriate to use by the Medicare population and would instead defer this determination to the DME-PSCs. As part of its coverage determination, CMS affirmed that the use of nebulized beta-adrenergic agonists (such as XOPENEX Inhalation Solution and BROVANA) in the treatment of lung disease in the home is medically necessary; such a determination is needed before CMS or the DME-PSCs can establish the coverage criteria for a given prescription drug under the Medicare Part B benefit. The final coverage determination was made in September 2007 and was identical to the preliminary coverage determination. Should the DME-PSCs establish overly restrictive coverage criteria for either XOPENEX Inhalation Solution or BROVANA, or again seek to impose an LCA on XOPENEX Inhalation Solution, we may no longer be able to sell these products profitably in the Medicare Part B market and revenues for these products may be materially adversely affected.

In May 2007, CMS announced that, based on its interpretation of the statutory language of the MMA, it was required to discontinue the unique reimbursement codes for XOPENEX Inhalation Solution and generic albuterol, which had been in place since January 2005, and bundled these products together in a newly created reimbursement code. As a result of this coding change, reimbursement for XOPENEX Inhalation Solution and generic albuterol is now based on the blended weighted average selling price for the two products, resulting in reimbursement for XOPENEX Inhalation Solution that is considerably lower than the product’s published selling price for the product distribution channel. The new reimbursement rate became effective on July 1, 2007 and is subject to change quarterly based upon the respective contribution of commercial sales of XOPENEX Inhalation Solution and generic albuterol to the quarterly blended weighted average selling price calculation for the newly created reimbursement code. This quarterly average selling price calculation is mandated by the MMA. Revenues from the sale of XOPENEX Inhalation Solution have been, and we expect will continue to be, adversely affected on a comparable basis as a result of this change.

The bundling action also resulted in an unintended increase in Medicare Part B reimbursement for generic albuterol, significantly higher than the product’s average selling price (as publicly reported by the Medicare Part B program), creating the potential for inappropriate reimbursement incentives to influence the dispensing decisions of providers. In July 2007, the U.S. House of Representatives released draft legislation as part of the SCHIP reauthorization that includes language addressing the Medicare Part B reimbursement scenario that may potentially impact physician prescribing decisions based upon financial incentives. The draft legislation provides that XOPENEX Inhalation Solution and generic albuterol will be paid at the lower of their respective stand-alone average selling prices or the blended XOPENEX Inhalation Solution/generic albuterol average selling price. The draft legislation was not part of the SCHIP reauthorization bill passed by Congress and vetoed by President Bush in September 2007. The language remains part of the Medicare Physician Fee Schedule corrections legislation currently pending in the House of Representatives and we are working to include comparable language in sister legislation being developed by the Senate. For generic albuterol, this will lower the reimbursement Medicare pays for the product to its stand-alone average selling price. For XOPENEX Inhalation Solution, reimbursement will continue to be paid at the blended XOPENEX/generic albuterol average selling price. Medicare Part B reimbursement rates are updated quarterly. The effective date of the legislation, if passed, is expected to be January 1, 2008, but could be later if the law is not passed and signed by President Bush prior to the end of 2008. The impact of this potential legislative action on XOPENEX Inhalation Solution revenues in the Medicare market in 2008 is not yet known.

We estimate that as much as 25% of our XOPENEX Inhalation Solution units sold are subject to reimbursement under Medicare Part B. We have been actively contracting with home health care and retail pharmacy providers in an effort to ensure the continued availability of XOPENEX Inhalation Solution to Medicare Part B beneficiaries with reversible obstructive airway disease. If the contracting strategy for XOPENEX Inhalation Solution is not successful in maintaining as much of the current unit sales levels for the product in Medicare as commercially feasible, if the reimbursement scenario that may potentially impact physician prescribing decisions for generic albuterol is not corrected legislatively, and/or if the DME-PSCs impose restrictive coverage policies on XOPENEX Inhalation Solution, revenue from sales of XOPENEX Inhalation Solution will be adversely affected and our financial condition and results from operations will be impaired.

In April 2007, CMS informed us that the scope of the NCA includes BROVANA. As stated above, CMS announced that it was deferring its coverage determination, including any determination for long-acting beta-agonists like BROVANA, to the DME-PSCs. On June 13, 2007, the DME-PSCs published an article detailing the coverage criteria for BROVANA. Unless otherwise modified by the DME-PSCs, the coverage criteria established for BROVANA in the above-referenced article will remain in effect under the product-specific billing code that was recently awarded for the product. We have initiated a contracting strategy with retail and home health care pharmacy providers for BROVANA that is intended to ensure the availability of the product for Medicare patients. If the contracting strategy for BROVANA is not successful or if the coverage policies established by the DME-PSCs for the product are viewed by physicians and providers as too restrictive, revenue growth from sales of BROVANA in the Medicare market will be materially adversely affected.

As we enter into agreements to license our products for commercialization outside of the United States, we may be subject to pricing decisions made by regulatory bodies and private insurers around the world. Such pricing decisions may affect royalty rates and payments made to us under those agreements, or decisions whether or not to commercialize our products in the applicable jurisdiction. Efforts to obtain pricing decisions are often the responsibility of the third party licensee and we cannot predict the success of any third party in obtaining desirable pricing, or how the actions of such third party or any regulatory body or private insurer will affect the ultimate commercial benefits of those transactions.

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

•       Food and Drug Administration Amendments Act of 2007;

•       Deficit Reduction Act of 2005;

•       state and foreign law equivalents of the foregoing; and

•       state food and drug laws, pharmacy acts and state pharmacy board regulations, which govern sale, distribution, use, administration and prescribing of prescription drugs.

If our past or present operations are found to be in violation of any of the laws described above or other governmental regulations to which we or our customers are subject, we may be subject to the applicable penalty associated with the violation, including civil and criminal penalties, damages, fines, exclusion from Medicare and Medicaid programs and curtailment or restructuring of our operations. Similarly, if our customers are found non-compliant with applicable laws, they may be subject to sanctions, which could also have a negative impact on us. In addition, if we are required to obtain permits or licenses under these laws that we do not already possess, we may become subject to substantial additional regulation or incur significant expense. Any penalties, damages, fines, exclusion from Medicare and Medicaid programs or curtailment or restructuring of our operations would adversely affect our ability to operate our business and our financial results. The risk of our being found in violation of these laws is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts and their provisions are open to a variety of interpretations. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses, divert our management’s attention from operating our business and damage our reputation.

If our Medicaid rebate program practices are investigated, the costs could be substantial and could divert the attention of management.

We are a participant in the Medicaid rebate program established by the Omnibus Budget Reconciliation Act of 1990. Under the Medicaid rebate program, we are obligated to pay at least a minimum primary rebate of 15.1% of the average manufacturers price on all utilization of our products by Medicaid beneficiaries. In addition, this primary rebate may be higher if we provide discounts to commercial customers that are greater than the statutorily mandated minimum. Also, several state Medicaid programs have implemented Preferred Drug Lists, or PDLs, and more states may adopt this practice. Products placed on a state Medicaid program’s PDL are not subject to restrictions on their utilization such as prior authorization before use. If our drugs are not included on Medicaid PDLs, use of our drugs in the Medicaid program may be adversely affected. In some states that have adopted PDLs, we have been, and may continue to be, required to provide substantial supplemental rebates to state Medicaid authorities in order for our drugs to be included on the PDL.

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

XOPENEX Inhalation Solution is currently the subject of patent infringement litigation. The FDA has received ANDAs from Breath, Dey, L.P., Watson and Barr seeking marketing approval for generic versions of our XOPENEX Inhalation Solution products. These submissions include Paragraph IV certifications alleging that our patents listed in the Orange Book for XOPENEX Inhalation Solution are invalid, unenforceable or not infringed by the submitter’s proposed product. We have commenced patent infringement litigation against Breath, Dey, L.P., and Barr, but we have decided not to commence litigation against Watson at this time as its Paragraph IV certification is limited to a patent that expires in 2021. The filing of a lawsuit for patent infringement under the Hatch-Waxman Act results in an automatic 30-month stay of the FDA’s authority to grant marketing approval to these companies. The 30-month stay against Breath’s ANDA is scheduled to expire for our 1.25 mg/3 mL, 0.63 mg/3 mL and 0.31 mg/3 mL XOPENEX Inhalation Solution on or about March 7, 2008. Upon expiration of that 30-month stay, the FDA could grant final approval and Breath could then commence an “at risk” distribution of its generic levalbuterol product for those dosages notwithstanding our patents and notwithstanding that the court’s decision as to the merits of the litigation will not have been rendered, unless we were able to obtain an injunction prohibiting such distribution. However, if a forfeiture event occurs and the FDA determines that Breath has forfeited the 180-day semi-exclusivity period for those three dosages, other ANDA filers who have been granted final approval by the FDA could commence an “at risk” launch upon expiration of the 30-month stay. For those three dosages, the 30-month stays against Dey L.P. and Barr expire on or about July 9, 2008 and November 30, 2009, respectively. If any of these parties were to commence selling a generic alternative to our XOPENEX Inhalation Solution product prior to the resolution of these ongoing legal proceedings, or there is a court determination that the products these companies wish to market do not infringe our patents, or that our patents are invalid or unenforceable, it would have a material adverse effect on our business, financial condition and results of operations. In addition, our previously issued guidance regarding our projected financial results may no longer be accurate and we would have to revise such guidance.

Certain of Schering Plough’s CLARINEX products for which we receive sales royalties are currently the subject of patent infringement litigation. In 2007, the FDA received ANDAs from (i) Glenmark, Sun, Orchid, Mylan, Dr. Reddy’s, Lupin and Perrigo seeking approval of a generic version of CLARINEX 5 mg tablets, (ii) Orchid seeking approval of a generic version of CLARINEX 2.5 mg and 5 mg orally disintegrating tablets, and (iii) Dr. Reddy’s and Anchen seeking approval of Schering Plough’s 2.5/120 mg tablets of CLARINEX-D 12 hour desloratadine and pseudoephedrine extended release tablets. The submissions in 2007 include Paragraph IV certifications alleging that our patents, which Schering Plough (as licensee of such patents) listed in the Orange Book for these products, are invalid, unenforceable or not infringed by the submitter’s proposed product. We and the University of Massachusetts, co-owners of certain patents listed in the Orange Book, filed civil actions against these parties, with the exception of Anchen, for patent infringement. We are currently contemplating filing a civil action against Anchen for patent infringement. We believe that all of these ANDAs are subject to a statutory stay of approval until

June 21, 2009 based on previous litigation commenced by Schering-Plough against these parties in separate civil actions involving another patent.

In June 2006, we were notified that Teva Pharmaceutical Industries Limited and Teva UK Limited, referred to collectively as Teva, filed a claim naming us as defendant in the United Kingdom’s High Court of Justice, Chancery Division, Patents Court. The claim alleged that our two patents relating to fexofenandine hydrocloride, which we have licensed to sanofi-aventis in connection with its sale of ALLEGRA, were invalid and sought to have them invalidated. In October 2007, the court determined that certain claims of our patents are invalid and granted an order allowing the invalid claims to be deleted and both patents to be maintained in amended form. No appeal was filed and the decision is final. We do not believe this decision will adversely affect royalties we receive for ALLEGRA in the United Kingdom. If a similar action is brought and patent based exclusivity for ALLEGRA is lost in the United Kingdom or in any other jurisdiction, our rights to receive royalty revenue in any such jurisdiction will terminate.

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

Should the courts uphold our foreign patents, companies seeking to market generic versions of our drugs and the drugs of our licensees will be deterred from market entry until the expiration of the applicable patent(s).

Patent litigation involves complex legal and factual questions. We can provide no assurance concerning the outcome or the duration of any patent related lawsuits. If we, or third parties from whom we receive royalties, are not successful in enforcing our respective patents, the companies seeking to market generic versions of our drugs and the drugs of our licensees will not be excluded, for the full term of our patents, from marketing their generic versions of our products or third party products for which we have licensed rights to our patents. Introduction of generic copies of any of our products or third party products for which we have licensed rights to our patents before the expiration of our patents would have a material adverse effect on our business.

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

Others may file suit against us alleging that our products or product candidates infringe patents they hold. Even if resolved in our favor, any patent infringement litigation would be costly, would require significant time and attention of our management, could prevent us from commercializing our products for a period of time and could require us to pay significant damages and could have a material adverse effect on our business. If the matter is not resolved in our favor, we could be required to pay significant damages and/or be prevented from commercializing our product and our business could be materially adversely affected. In April 2007, we were served with a Complaint filed by Dey, alleging that the manufacture and sale of BROVANA infringes or will induce infringement of a single U.S. patent for which Dey owns all rights, title and interest. In April 2007, we filed an Answer and Counterclaim to this Complaint seeking to invalidate the originally asserted patent and a second related patent. In May 2007, Dey filed a reply asserting infringement of the second patent Under the current trial scheduling order, trial will begin no earlier than December 12, 2008. It is too early to make a reasonable assessment as to the likely outcome or impact of this litigation. We are unable to reasonably estimate any possible range of loss or liability related to this lawsuit due to its uncertain resolution.

If any of our trademarks, or our use of any of our trademarks on our products, is challenged, we may be forced to rename the affected product or product candidate, which could be costly and time consuming, and would result in the loss of any brand equity associated with the product name. In September 2006, Tharos filed suit against us in the United States District Court, District of Utah, Central Division, alleging trademark infringement, dilution, unfair competition, false advertising and false designation of origin arising out of our use of our silk luna moth design in connection with LUNESTA. Tharos seeks unspecified monetary damages and to enjoin our use of the silk luna moth design. In October 2006, we filed a motion to dismiss Tharos’ claims. On February 9, 2007, the court granted our motion in respect of the state unfair competition claims and denied it in respect of Tharos’ other claims. On March 6, 2007, we filed an Answer to Tharos’ Complaint. In addition, we filed counterclaims against Tharos for cancellation of Tharos’ alleged trademark and for false advertising. In October 2007, we reached a preliminary agreement on principle with Tharos to settle this litigation, and final settlement is subject to the parties entering into a written settlement agreement.

Risks Related to Our Dependence on Third Parties

If any third-party collaborator is not successful in development or commercialization of our products and product candidates, we may not realize the potential commercial benefits of the arrangement and our results of operations could be adversely affected.

We have entered into a collaboration agreement with 3M for the manufacturing of XOPENEX HFA. Under this agreement, 3M is responsible for manufacturing an MDI formulation of XOPENEX. We commercially introduced XOPENEX HFA in December 2005. We have also entered into agreements with Eisai and GSK for development and commercialization of our eszopiclone product, marketed as LUNESTA in the U.S. Under the Eisai agreement, Eisai will be responsible for completing remaining clinical trials necessary for attaining marketing approval from the Japanese regulatory authorities and, contingent on regulatory approval, commercialization of the product in Japan. Under the GSK agreement, GSK is responsible for the development and commercialization of the product for all markets worldwide, excluding the United States, Canada, Mexico and Japan.

If 3M, Eisai, GSK or any future development or commercialization collaborator do not devote sufficient time and resources to its collaboration arrangement with us, breaches or terminates its agreement with us, fails to perform its obligations to us in a timely manner or is unsuccessful in its development and/or commercialization efforts, we may not realize the potential commercial benefits of the arrangement and our results of operations may be adversely affected. In addition, if regulatory approval or commercialization of any product candidate under development by or in collaboration with a partner is delayed or limited, we may not realize, or may be delayed in realizing, the potential commercial benefits of the arrangement.

The royalties we receive under licensing arrangements could be delayed, reduced or terminated if our licensing partners terminate, or fail to perform their obligations under, their agreements with us, or if our licensing partners are unsuccessful in their sales efforts.

We have entered into licensing arrangements pursuant to which we license patents to pharmaceutical companies and our revenues under these licensing arrangements consist primarily of royalties on sales of products. Payments and royalties under these arrangements depend in large part on the commercialization efforts of our licensing partners in countries where we hold patents, including sales efforts and enforcement of patents, which we cannot control. If any of our licensing partners do not devote sufficient time and resources to its licensing arrangement with us or focuses its efforts in countries where we do not hold patents, we may not realize the potential commercial benefits of the arrangement, our revenues under these arrangements may be less than anticipated and our results of operations may be adversely affected. If any of our licensing partners was to breach or terminate its agreement with us or fail to perform its obligations to us in a timely manner, the royalties we receive under the licensing agreement could decrease or cease. If we are unable or fail to perform, or breach in our performance of, our obligations under a licensing agreement, the royalties and benefits to which we are otherwise entitled under the agreement could be reduced or eliminated. Any delay or termination of this type could have a material adverse effect on our financial condition and results of operations because we may lose technology rights and milestone or royalty payments from licensing partners and/or revenues from product sales, if any, could be delayed, reduced or terminated.

We rely on third-party manufacturers, and this reliance could adversely affect our ability to meet our customers’ demands.

We currently operate a manufacturing plant that we believe can meet our commercial requirements of the active pharmaceutical ingredient for XOPENEX Inhalation Solution and XOPENEX HFA, partially fulfill our commercial requirements of the active pharmaceutical ingredient for LUNESTA, and support production of our product candidates in amounts needed for our clinical trials. We do not, however, have the capability to manufacture at our manufacturing facility all of our requirements for the active ingredients of our currently approved products, and we have no facilities for manufacturing pharmaceutical dosage forms or finished drug products. Developing and obtaining this capability would be time consuming and expensive. Unless and until we develop this capability, we will rely substantially, and in some cases, entirely, on third-party manufacturers. Catalent Pharma Solutions, LLC, or Catalent, formerly Cardinal Health, Inc., and Holopack International Corporation, or Holopack, are currently our only finished goods manufacturers of our XOPENEX Inhalation Solution. Catalent is currently the sole finished goods manufacturer of BROVANA, Patheon Inc., or Patheon, is the sole manufacturer of LUNESTA, and 3M is the sole manufacturer and supplier of XOPENEX HFA. Certain components of XOPENEX HFA are available from only a single source. If Catalent, Holopack, Patheon, 3M, or any of our sole-source component suppliers experiences delays or difficulties in producing, packaging or delivering XOPENEX Inhalation Solution, XOPENEX HFA or its components, BROVANA or LUNESTA, as the case may be, we could be unable to meet our customers’ demands for such products, which could lead to lost sales, customer dissatisfaction and damage to our reputation. Furthermore, if we are required to change manufacturers, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines, including FDA guidelines. The delays associated with the verification of a new manufacturer for XOPENEX Inhalation Solution, XOPENEX HFA or its components, BROVANA or LUNESTA could adversely affect our ability to produce such products in a timely manner or within budget.

We license certain proprietary technology required to manufacture our XOPENEX HFA from 3M. If 3M is unable or unwilling to fulfill its obligations to us under our agreement, we may be unable to manufacture XOPENEX HFA on terms that are acceptable to us, if at all. Our other current contract manufacturers, as well as any future contract manufacturers, may also independently own technology related to manufacturing of our products. If so, we would be heavily dependent on such manufacturer and such manufacturer could require us to obtain a license in order to have another party manufacture our products.

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

•       successfully commercialized or reimbursed at rates sufficient for us to achieve or maintain profitability with respect to such products;

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

We may acquire additional businesses and products that complement or augment our existing business. We have limited acquisition experience and may not be able to integrate any acquired business or product successfully or operate any acquired business profitably. Integrating any newly acquired business or product could be expensive and time-consuming. Integration efforts often place a significant strain on managerial, operational and financial resources and could prove to be more difficult or expensive than we predict. The diversion of our management’s attention and any delay or difficulties encountered in connection with any future acquisitions we may consummate could result in the disruption of our on-going business or inconsistencies in standards, controls, procedures and policies that could adversely affect our ability to maintain relationships with customers, suppliers, collaborators, employees and others with whom we have business dealings. Moreover, we may need to raise additional funds through public or private debt or equity financing to acquire any businesses or products, which may result in dilution for stockholders or the incurrence of indebtedness.

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

ITEMS 2-5.                              NONE

ITEM 6.                EXHIBITS

10.1	Amended and Restated Transition and Severance Agreement by and between the Registrant and W. James O’Shea dated September 7, 2007.
10.2	Employment Agreement by and between the Registrant and Mark Iwicki dated October 15, 2007.
10.3	Executive Retention Agreement by and between the Registrant and and Mark Iwicki dated October 15, 2007.
10.4*	Development, License and Commercialization Agreement dated September 11, 2007 by and between Registrant and Glaxo Group Limited, an affiliate of GlaxoSmithKline.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                    Confidential treatment has been requested as to certain portions, which portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEPRACOR INC.
Date: November 8, 2007	By:	/s/ ADRIAN ADAMS
Adrian Adams
President and Chief Executive Officer (Principal Executive Officer)
Date: November 8, 2007	By:	/s/ ROBERT F. SCUMACI
Robert F. Scumaci
Executive Vice President, Corporate Finance, Administration and Technical Operations, and Treasurer (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description
10.1	Amended and Restated Transition and Severance Agreement by and between the Registrant and W. James O’Shea dated September 7, 2007.
10.2	Employment Agreement by and between the Registrant and Mark Iwicki dated October 15, 2007.
10.3	Executive Retention Agreement by and between the Registrant and Mark Iwicki dated October 15, 2007.
10.4*	Development, License and Commercialization Agreement dated September 11, 2007 by and between the Registrant and Glaxo Group Limited, an affiliate of GlaxoSmithKline.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                    Confidential treatment has been requested as to certain portions, which portions have been filed separately with the Securities and Exchange Commission.