Form 10-K/A
period 2007-12-31
SEPRACOR INC /DE/
filed 2008-04-11
CIK 877357

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
(508) 481-6700 Registrant's telephone number, including area code:

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

         The number of shares outstanding of the registrant's class of common stock as of February 15, 2008 was 107,769,736 shares.

         DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the 2008 Annual Meeting of Stockholders—Part III

Explanatory Note

        We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2007, originally filed on February 29, 2008, solely to correct the number of shares of our common stock stated as outstanding on the cover page. Due to our inadvertent inclusion of treasury shares, we incorrectly stated on the cover page of the original filing that the number of our shares of common stock outstanding as of February 15, 2008 was 112,030,558. The correct number of our shares outstanding as of February 15, 2008 was 107,769,736. We have corrected this error by filing this Amendment No. 1 with a corrected cover page.

PART IV

Item 15. Exhibits and Financial Statement Schedules

3. Exhibits:

The Exhibits listed in the Exhibit Index are filed as part of this Amendment No. 1 to Annual Report on Form 10-K/A.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEPRACOR INC.
By:	/s/ ADRIAN ADAMS Adrian Adams President and Chief Executive Officer

Date: April 11, 2008

Exhibit Index

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

QuickLinks

Explanatory Note
PART IV
SIGNATURES
Exhibit Index