Form 10-Q/A
period 2007-03-31
SEPRACOR INC /DE/
filed 2008-05-07
CIK 877357

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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        The number of shares outstanding of the registrant's class of Common Stock as of April 30, 2007 was: 106,431,299 shares.

EXPLANATORY NOTE

Restatement of Consolidated Financial Statements

        We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the three months ended March 31, 2007, originally filed on May 10, 2007, which we refer to as the March 31, 2007 Form 10-Q, to restate our unaudited, condensed consolidated financial statements as of and for the three months ended March 31, 2007 and 2006. Please refer to Note 11 to the accompanying unaudited, condensed consolidated financial statements for additional information.

        As announced in our Current Report on Form 8-K, which we filed with the Securities and Exchange Commission, or SEC, on January 28, 2008, we concluded that our previously filed financial statements, which include our unaudited, condensed consolidated financial statements filed in our March 31, 2007 Form 10-Q, should no longer be relied upon due to matters relating to our government pricing discussed in this Explanatory Note and Note 11 "Restatement of Financial Statements Based on Review of Government Pricing" to our unaudited, condensed consolidated financial statements included in this report and elsewhere in this Form 10-Q/A.

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

        Under the Medicaid rebate program, we are obligated to pay a rebate to each participating State Medicaid program for each unit of product reimbursed by Medicaid. The amount of the rebate is set by law as the greater of (a) 15.1% of the average manufacturer price, which is referred to as AMP, or (b) the difference between AMP and the Medicaid best price, which is the lowest price available from us to any customer not excluded by law from that determination. The determination of whether a new best price was set is uncertain and is a matter of judgment that is subject to disclosure to the Centers for Medicare and Medicaid Services, or CMS. In January 2008, we notified CMS of the possible errors in our Medicaid best price. A determination of the actual amount of payments required may change as a result of future interactions with CMS and we cannot be certain that we will not be subject to fines, penalties and interest.

        As a result of this matter, our management, with the oversight of our Audit Committee, is reviewing our government pricing activities affected by the material weakness described below. The aggregate amount by which we have reduced revenues as a result of the matter discussed above in all affected periods through the filing of our annual report on Form 10-K for the year ended December 31, 2007 is $60.2 million. The aggregate amount by which we have reduced revenues in the fiscal years ended December 31, 2006, 2005, 2004, 2003 and 2002 is approximately $13.4 million, $19.8 million, $7.8 million, $8.0 million and $3.0 million, respectively. The amount by which we have reduced revenues for the three months ended March 31, 2007 and 2006 is $3.7 million and $4.3 million, respectively. Included in the accumulated deficit balance at January 1, 2006 is the cumulative impact of $38.6 million in reduced revenue.

        The amounts by which we have reduced revenues for contingent rebates were based on management's best estimates and assumptions made prior to any concurrence by CMS. These amounts may change as a result of future interactions with CMS and we cannot be certain that we have not overestimated the amount of additional rebates we may be required to pay, that the amount of any additional rebate payments or other payments we may owe will not exceed our current estimates, or that we will not be subject to fines, penalties or interest. The restatement and its impact on the three months ended March 31, 2007 and 2006, and on the fiscal year ended December 31, 2006 is discussed in more detail in Note 11 to our unaudited, condensed consolidated financial statements, which are included herein.

        While we have restated our financial statements for the years ended December 31, 2006 and 2005 and our quarterly reports on Form 10-Q for the fiscal quarters ended March 31, June 30 and September 30, 2007 and 2006, we have not amended and do not intend to amend any of our other previously filed reports for the periods affected by the restatement. As we have previously announced, the consolidated financial statements and related information contained in such previously filed reports should no longer be relied upon.

Identification of Material Weakness

        In connection with the restatement of our Medicaid rebate reserve, we identified a material weakness in our disclosure controls and procedures and internal controls over financial reporting as of March 31, 2007 and reported those to our Audit Committee. The material weakness, which is further described below in Item 4 of this Form 10-Q/A, resulted in the restatement of our prior period financial information included in this report.

        For the convenience of the reader, this Form 10-Q/A restates the March 31, 2007 Form 10-Q in its entirety. However, we have not modified or updated disclosures presented in the March 31, 2007 Form 10-Q in this Form 10-Q/A, except as required to reflect the effects of the matters discussed above. Accordingly, this Form 10-Q/A does not reflect events occurring after the filing of the March 31, 2007 Form 10-Q or modify or update those disclosures affected by subsequent events or discoveries. Therefore, this Form 10-Q/A should be read in conjunction with our Annual Report on Form 10-K for the period ended December 31, 2007 and the filings subsequent thereto that we have made with the SEC. Accordingly, we have amended disclosures, to the extent relevant, in only the following items:

  •
  Part I—Item 1—Financial Information

  •
  Part I—Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations

  •
  Part I—Item 4—Controls and Procedures

  •
  Part II—Item 1A—Risk Factors (solely to reflect our reduction in revenue for prior periods)

        In addition, in accordance with applicable SEC rules, this Form 10-Q/A includes updated certifications from our Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2, 32.1 and 32.2.

SEPRACOR INC.

SEPRACOR INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands)

	March 31, 2007	December 31, 2006
	(Unaudited	(as restated)
	and as restated)
Assets
Current assets:
Cash and cash equivalents	$187,744	$415,411
Short-term investments	379,356	568,037
Accounts receivable, net	198,333	175,103
Inventories	34,122	37,087
Other assets	50,663	25,390

Total current assets	850,218	1,221,028
Long-term investments	263,177	182,876
Property and equipment, net	78,499	72,811
Investment in affiliate	4,954	5,107
Deferred financing costs and patents, net	10,554	11,881
Other assets	83	90

Total assets	$1,207,485	$1,493,793

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$27,277	$10,751
Accrued expenses	164,041	113,099
Current portion of notes payable and capital lease obligation	1,468	385
Current portion of convertible subordinated debt	—	440,000
Product sales allowances and reserves	204,313	167,631
Other current liabilities	228	230

Total current liabilities	397,327	732,096
Notes payable and capital lease obligation	2,743	693
Convertible subordinated debt	720,820	720,820

Total liabilities	1,120,890	1,453,609

Stockholders' equity:
Preferred stock, $1.00 par value, 1,000 shares authorized; none outstanding at March 31, 2007 and December 31, 2006	—	—
Common stock, $.10 par value, 240,000 shares authorized at March 31, 2007 and December 31, 2006, respectively; 110,534 and 110,040 shares issued, 106,273 and 105,779 shares outstanding, at March 31, 2007 and December 31, 2006, respectively	11,053	11,004
Treasury stock, at cost (4,261 shares at March 31, 2007 and December 31, 2006)	(232,028)	(232,028)
Additional paid-in capital	1,804,399	1,788,417
Accumulated deficit	(1,511,234)	(1,530,049)
Accumulated other comprehensive income	14,405	2,840

Total stockholders' equity	86,595	40,184

Total liabilities and stockholders' equity	$1,207,485	$1,493,793

The accompanying notes are an integral part of the condensed consolidated financial statements.

SEPRACOR INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In Thousands, Except Per Share Amounts)

	Three Months Ended
	March 31, 2007	March 31, 2006
	(as restated)	(as restated)
Revenues:
Product sales	$317,563	$273,181
Royalties	10,137	8,173

Total revenues	327,700	281,354

Costs and expenses:
Cost of product sold	31,352	25,533
Cost of royalties	266	159
Research and development	40,702	49,269
Selling, marketing and distribution	192,118	189,991
General and administrative	18,892	14,508
Litigation settlement (net)	34,000	—

Total costs and expenses	317,330	279,460

Income from operations	10,370	1,894
Other income (expense):
Interest income	12,602	9,794
Interest expense	(2,757)	(5,551)
Equity in investee losses	(272)	(258)
Other income (expense)	272	(56)

Income before income taxes	20,215	5,823
Income taxes	1,400	111

Net income after income taxes	$18,815	$5,712

Basic net income per common share	$0.18	$0.05

Diluted net income per common share	$0.16	$0.05

Shares used in computing basic and diluted net income per common share:
Basic	105,980	104,292
Diluted	117,050	115,470

The accompanying notes are an integral part of the condensed consolidated financial statements.

SEPRACOR INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	Three Months Ended
	March 31, 2007	March 31, 2006
	(as restated)	(as restated)
Cash flows from operating activities:
Net income	$18,815	$5,712
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,779	4,968
Equity in investee losses	272	258
Stock compensation	8,772	10,048
Changes in operating assets and liabilities:
Accounts receivable	(23,230)	(10,137)
Inventories	3,004	(3,836)
Other current assets	(25,238)	(10,976)
Accounts payable	16,515	15,138
Accrued expenses	50,936	(71,196)
Product sales allowances and reserves	36,682	32,392
Other liabilities	(2)	62

Net cash provided by (used in) operating activities	92,305	(27,567)

Cash flows from investing activities:
Purchases of short and long-term investments	(284,226)	(333,674)
Sales and maturities of short and long-term investments	403,632	310,825
Additions to property and equipment	(6,498)	(5,833)
Investment in non-affiliate	—	(8,939)

Net cash provided by (used in) investing activities	112,908	(37,621)

Cash flows from financing activities:
Net proceeds from issuance of common stock	7,258	6,987
Repayments of long-term debt and capital leases	(440,093)	(588)

Net cash provided by (used in) financing activities	(432,835)	6,399

Effect of exchange rate changes on cash and cash equivalents	(45)	(20)

Net decrease in cash and cash equivalents	(227,667)	(58,809)
Cash and cash equivalents at beginning of period	$415,411	$178,144

Cash and cash equivalents at end of period	$187,744	$119,335

Supplemental schedule of cash flow information:
Cash paid during the period for interest	$11,004	$11,019
Cash paid during the period for income taxes	$1,411	$25
Non cash activities:
Additions to capital leases	$3,260	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(RESTATED AND UNAUDITED)

        We restated our condensed consolidated interim financial statements for the periods ended March 31, 2007 and 2006 to reduce the amount of product revenue earned during such periods due to matters related to government pricing discussed in Note 11 "Restatement of Financial Statements Based on Review of Government Pricing".

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

        The consolidated results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full fiscal year. These condensed consolidated interim financial statements should be read in conjunction with the restated audited financial statements for the year ended December 31, 2006, which are contained in our annual report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission, or SEC.

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

2. Recent Accounting Pronouncements

        In February 2007, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," or SFAS 159, which allows entities the option to measure eligible financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS 159 to have a material impact on our consolidated financial statements.

        In June 2006, the FASB issued FASB Interpretation, or FIN, No. 48, "Accounting for Uncertainty in Income Taxes," or FIN 48. FIN 48 clarifies the application of SFAS No. 109, "Accounting for Income Taxes," by providing detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise's financial statements. Tax positions must meet a more likely than not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. We adopted FIN 48 during the quarter ended March 31, 2007. As noted in footnote 10 below, the adoption of FIN 48 did not have a material impact on our consolidated financial statements or results of operations.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

(RESTATED AND UNAUDITED)

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

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

(RESTATED AND UNAUDITED)

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

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

(RESTATED AND UNAUDITED)

7. Comprehensive Income

        Total comprehensive income consists of net income, net foreign currency translation adjustments and net unrealized gain on available-for-sale securities.

	Three Months Ended
	March 31, 2007	March 31, 2006
	(in thousands) (as restated)
Comprehensive income:
Net income	$18,815	$5,712
Net foreign currency translation adjustment	53	(41)
Net unrealized gain on available-for-sale securities	11,512	10,806

Total comprehensive income	$30,380	$16,477

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

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

(RESTATED AND UNAUDITED)

8. Legal Proceedings (Continued)

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

Levalbuterol Hydrochloride Inhalation Solution Abbreviated New Drug Applications

        In September 2005, we received notification that the FDA had received an Abbreviated New Drug Application, or ANDA, from Breath Limited seeking approval of a generic version of our 1.25 mg, 0.63 mg and 0.31 mg levalbuterol hydrochloride inhalation solution. Breath Limited's submission includes a Paragraph IV certification alleging that our patents listed in the FDA publication entitled "Approved Drug Products With Therapeutic Equivalence Evaluations," commonly referred to as the "Orange Book," for XOPENEX Inhalation Solution are invalid, unenforceable or not infringed by Breath Limited's proposed product. We have filed a civil action against Breath Limited for patent infringement. We were notified in January 2006 of a second ANDA seeking approval of a generic version of our 1.25 mg, 0.63 mg and 0.31 mg levalbuterol hydrochloride inhalation solution including a Paragraph IV certification, which was submitted to the FDA by Dey, L.P. We have filed a civil action against Dey, L.P. for patent infringement.

        In April 2006, we were notified of an ANDA seeking approval of a generic version of our 1.25 mg, 0.63 mg and 0.31 mg levalbuterol hydrochloride inhalation solution including a Paragraph IV certification, which was submitted to the FDA by Watson Laboratories, Inc. Watson's Paragraph IV certification was limited to our patent that expires in 2021 and covers certain levalbuterol hydrochloride inhalation solutions, including XOPENEX Inhalation Solution. We have decided not to file a civil action against Watson Laboratories, Inc. for patent infringement at this time.

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

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

(RESTATED AND UNAUDITED)

8. Legal Proceedings (Continued)

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

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

(RESTATED AND UNAUDITED)

8. Legal Proceedings (Continued)

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

LUNESTA Trademark Claim

        In September 2006, Tharos Laboratories, Inc. filed suit against us in the United States District Court, District of Utah, Central Division, alleging trademark infringement, dilution, unfair competition, false advertising and false designation of origin arising out of our use of our silk moth design in connection with LUNESTA® (eszopiclone). Tharos seeks unspecified monetary damages and an injunction of our use of the silk moth design. In October 2006, we filed a motion to dismiss Tharos' claims. On February 9, 2007, the court granted our motion in respect of the state unfair competition claims and denied it in respect of Tharos' other claims. We are unable to reasonably estimate any possible range of loss related to this lawsuit due to its uncertain resolution.

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

10. Income Taxes

        Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to tax benefit carryforwards and to differences between the financial statement amounts of assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established if, based on management's review of both positive and negative evidence, it is

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

(RESTATED AND UNAUDITED)

10. Income Taxes (Continued)

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

11. Restatement of Financial Statements Based on Review of Government Pricing

        Subsequent to the filing of our Quarterly Report on Form 10-Q for the period ended March 31, 2007, we concluded that based on our review of our government price reporting, we would need to restate our interim financial statements for the three months ended March 31, 2007 and 2006.

        Revenue is recognized for amounts that are fixed or determinable assuming all other applicable criteria are met. We recently determined that Public Health Service, or PHS, discounts were provided to non-PHS covered entities. This circumstance creates uncertainty as to whether a new best price was

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

(RESTATED AND UNAUDITED)

11. Restatement of Financial Statements Based on Review of Government Pricing (Continued)

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

        Under the Medicaid rebate program, we are obligated to pay a rebate to each participating State Medicaid program for each unit of product reimbursed by Medicaid. The amount of the rebate is set by law as the greater of (a) 15.1% of the average manufacturer price, which is referred to as AMP, or (b) the difference between AMP and the Medicaid best price, which is the lowest price available from us to any customer not excluded by law from that determination. The determination of whether a new best price was set is uncertain and is a matter of judgment that will be subject to disclosure to Centers for Medicare and Medicaid Services, or CMS. In January 2008, we notified CMS of the possible errors in our Medicaid best price. A determination of the actual amount of payments required may change as a result of future interactions with CMS and we cannot be certain that we will not be subject to fines, penalties and interest.

        The aggregate amount by which we have reduced revenue for contingent rebates in periods through December 31, 2006 is approximately $52.0 million. The amount by which we have reduced revenues for the three months ended March 31, 2007 and 2006 is approximately $3.7 million and $4.3 million, respectively.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

(RESTATED AND UNAUDITED)

11. Restatement of Financial Statements Based on Review of Government Pricing (Continued)

        The following tables set forth the effects of the restatement on certain line items within our unaudited, condensed consolidated statements of operations for the three months ended March 31, 2007 and 2006, and consolidated balance sheets as of March 31, 2007 and December 31, 2006.

	Three Months Ended March 31,
	2007	2006
	(In Thousands, Except Per Share Data)
Consolidated Statement of Operations changes:
Product sales
As previously reported	$321,297	$277,505
As restated	$317,563	$273,181
Income from operations
As previously reported	$14,104	$6,218
As restated	$10,370	$1,894
Income before income taxes
As previously reported	$23,949	$10,147
As restated	$20,215	$5,823
Net income
As previously reported	$22,549	$10,036
As restated	$18,815	$5,712
Basic net income per common share
As previously reported	$0.21	$0.10
As restated	$0.18	$0.05
Diluted net income per common share
As previously reported	$0.19	$0.09
As restated	$0.16	$0.05

	As of March 31, 2007	As of December 31, 2006
	(in thousands)	(in thousands)
Consolidated Balance Sheet changes:
Product sales allowances and reserves
As previously reported	$148,595	$115,647
As restated	$204,313	$167,631
Stockholders' Equity
As previously reported	$142,313	$92,168
As restated	$86,595	$40,184

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

(RESTATED AND UNAUDITED)

11. Restatement of Financial Statements Based on Review of Government Pricing (Continued)

        The amounts by which have reduced revenues were based on management's best estimates and assumptions made prior to any concurrence by CMS. These amounts may change as a result of future communications with CMS, and we cannot be certain that we have not overestimated the amount of additional rebates we may be required to pay, that the amount of any additional rebate payments or other payments we may owe will not exceed our current estimates or that we will not be subject to fines, penalties or interest. In addition, both the federal government and state governments have initiated investigations and lawsuits concerning the Medicaid price reporting practices of many pharmaceutical companies to ensure compliance with the Medicaid rebate program. As a result of the possible errors that we identified in our calculation of Medicaid rebate reserve amounts, we may face an increased risk of a government investigation or lawsuits concerning our Medicaid or other price reporting. If any such investigation or lawsuit is initiated we may be subject to fines and other penalties.

        We have amended Note 7 appearing herein to reflect the effects of the matters discussed in this Note 11.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Restatement of Financial Statements Based on Review of Government Pricing

        In January 2008, we concluded that our previously filed unaudited, condensed interim financial statements as of and for the three months ended March 31, 2007 and 2006 should no longer be relied upon due to matters relating to our government pricing.

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

        Under the Medicaid rebate program, we are obligated to pay a rebate to each participating State Medicaid program for each unit of product reimbursed by Medicaid. The amount of the rebate is set by law as the greater of (a) 15.1% of the average manufacturer price, which is referred to as AMP, or (b) the difference between AMP and the Medicaid best price, which is the lowest price available from us to any customer not excluded by law from that determination. The determination of whether a new best price was set is uncertain and is a matter of judgment that will be subject to disclosure to the Centers for Medicare and Medicaid Services, or CMS. In January 2008, we notified CMS of the possible errors in our Medicaid best price. A determination of the actual amount of payments required may change as a result of future interactions with CMS and we cannot be certain that we will not be subject to fines, penalties and interest.

        The amounts by which we have reduced revenues for contingent rebates were based on management's best estimates and assumptions made prior to any concurrence by CMS. These amounts may change as a result of future interactions with CMS and we cannot be certain that we have not overestimated the amount of additional rebates we may be required to pay, that the amount of any additional rebate payments or other payments we may owe will not exceed our current estimates, or that we will not be subject to fines, penalties or interest. The restatement and its impact on the three months ended March 31, 2007 and 2006, and on the fiscal year ended December 31, 2006 is discussed in more detail in Note 11 to our unaudited, condensed consolidated interim financial statements, which are included herein.

        The discussion and analysis set forth in this Item 2 has been amended to reflect the restatement as described in the Explanatory Note at the beginning of this Quarterly Report on Form 10-Q/A and in Note 11 to our unaudited, condensed consolidated interim financial statements The amount by which we have reduced revenues for the three months ended March 31, 2007 and 2006 is $3.7 million and $4.3 million, respectively.

Cautionary Statement Regarding Forward-Looking Statements

        This quarterly report on Form 10-Q/A contains, in addition to historical information, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. These forward-looking statements involve risks and uncertainties and are not guarantees of future performance. Words such as "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and variations of these words and similar expressions are intended to identify forward-looking statements. Our actual results could differ significantly from the results we discuss in these forward-looking statements. These forward-looking statements represent our expectations as of the date of this report. Subsequent events will cause our expectations to change. However, while we may elect to update these forward-looking statements, we specifically disclaim any obligation to do so. See the section entitled "Risk Factors" below for a discussion of important factors that could cause our actual results to differ materially from the results we discuss in our forward-looking statements.

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

        In March 2007, we announced that W. James O'Shea had resigned as our President and Chief Operating Officer and had been elected as Vice Chairman. In addition, we announced that, effective March 1, 2007, our board had elected Adrian Adams to the positions of President and Chief Operating Officer and Andrew I. Koven to the positions of Executive Vice President, General Counsel and Secretary. The board, upon the recommendation of the nominating and corporate governance committee, also elected Mr. Adams to the board of directors, as a Class II director. We expect that Mr. Adams will be elected to the position of Chief Executive Officer in the near future. Douglas E. Reedich, Senior Vice President, Legal Affairs, plans to leave Sepracor but will remain in this position for a short transition period to ensure an orderly transition in the handling of our legal matters.

        In February 2007, we paid in full $440.0 million in aggregate principal amount of outstanding 5% convertible subordinated debentures, which matured on February 15, 2007, plus approximately $11.0 million in accrued interest.

Three Month Periods ended March 31, 2007 and 2006 (Restated)

Revenues

        Product sales were $317.6 million and $273.2 million for the three months ended March 31, 2007 and 2006, respectively, an increase of approximately 16%.

        Sales of LUNESTA were $147.5 million and $137.9 million for the three months ended March 31, 2007 and 2006, respectively, an increase of approximately 7%. The increase is primarily the result of a 10% increase in the gross selling price and a 2% increase in the number of units sold, offset by a higher rate of sales discounts and allowances. Adjustments recorded to gross sales are disclosed below under the heading "Analysis of gross sales to net sales."

        Sales of XOPENEX Inhalation Solution were $149.6 million and $130.0 million for the three months ended March 31, 2007 and 2006, an increase of approximately 15%. The increase is primarily due to a 10% increase in the number of units sold, an increase in gross selling price, and a lower rate of sales discounts and allowances. Adjustments recorded to gross sales are disclosed below under the heading "Analysis of gross sales to net sales."

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

        Analysis of gross sales to net sales—We record product sales net of the following significant categories of product sales allowances: payment term discounts, government rebates and contractual discounts, returns and other discounts. We recompute these amounts each quarter and, with the exception of the best price matters described in more detail in the "Explanatory Note" to this report on Form 10-Q/A and notes to the unaudited, condensed consolidated interim financial statements included herein, historically our estimates have not materially differed from actual results. Calculating each of these items involves significant estimates and judgments and requires us to use information from external sources. The following table presents the adjustments deducted from gross sales to arrive at total net sales:

	For the Three Months Ended March 31,
	2007	% of Sales	2006	% of Sales	$ Change	% Change
	(dollars in thousands) (as restated)
Gross sales	$411,786	100.0%	$340,415	100.0%	$71,371	21%
Adjustments to gross sales:
Payment term discounts	8,225	2.0%	6,885	2.0%	1,340	19%
Wholesaler fee-for-service	10,150	2.5%	8,561	2.5%	1,589	19%
Government rebates and contractual discounts	69,621	16.9%	44,516	13.1%	25,105	56%
Returns	5,119	1.2%	6,282	1.9%	(1,163)	(19)%
Other (includes product introduction discounts)	1,108	0.3%	990	0.3%	118	12%

Sub-total adjustments	94,223	22.9%	67,234	19.8%	26,989	40%

Net sales	$317,563	77.1%	$273,181	80.2%	$44,382	16%

(1)
For the three months ended March 31, 2007, as a result of the restatement, the dollar value of government rebates and contractual discounts increased by $3.7 million and, as a percentage of net sales, increased from 16.0% to 16.9%.

(2)
For the three months ended March 31, 2006, as a result of the restatement, the dollar value of government rebates and contractual discounts increased by $4.3 million and, as a percentage of net sales, increased from 11.8% to 13.1%.

        The increase in adjustments to gross sales as a percentage of gross sales for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 primarily reflects an increase in government rebates and contractual discounts as a result of (i)an overall increase in Medicaid discounts given on the sales of XOPENEX HFA, partially offset by lower Medicaid discounts given on the sales of XOPENEX Inhalation Solutions, (ii) an increase in discounts given through Medicare Part D and Managed Care programs given on the sales of LUNESTA, and (iii) partially offset by a reduction in chargebacks due to the termination of contractual discounts to a governmental agency related to the sale of XOPENEX HFA during the first quarter of 2007. Partially offsetting this increase in adjustments to gross sales as a percentage of gross sales was a decrease in sales returns adjustments primarily due to lower accrued return rates for XOPENEX Inhalation Solution as a result of actual returns trending lower over the past year.

        A reserve has been established for Medicaid primary and supplemental rebates that is included in the government rebates and contractual adjustment to gross sales. We must pay a minimum primary rebate of 15.1% on all utilization of our products by Medicaid beneficiaries. This primary rebate may be higher if we provide discounts to commercial customers that are greater than the statutorily mandated minimum rebate. In addition, several state Medicaid programs have implemented preferred drug lists, or PDLs. Products placed on a state Medicaid program's PDL are not subject to restrictions on their utilization such as prior authorization before use. To secure a place on a given state PDL, we provide discounts to the state Medicaid program in the form of supplemental rebates.

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

        Royalties were $10.1 million and $8.2 million for the three months ended March 31, 2007 and 2006, respectively, an increase of approximately 24%. The increase is primarily due to the increase in royalties earned on sales of CLARINEX® (desloratadine), under our agreement with Schering-Plough Corporation, or Schering-Plough, which were $3.3 million for the three months ended March 31, 2007 compared to $2.0 million for the same period in 2006. In August 2006, we were notified that several ANDAs containing Paragraph IV certifications had been received by the FDA seeking approval of generic versions of certain of Schering-Plough's CLARINEX products. If and while a generic version of a CLARINEX product is marketed in the United States without Schering-Plough's consent, Schering-Plough will have no obligation to pay royalties to us on the U.S. sales of CLARINEX products.

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

        Drug development and approval in the United States is a multi-step process regulated by the FDA. The process begins with the filing of an investigational new drug application, or IND, which, if successful, allows the opportunity for study in humans, or clinical study, of the potential new drug. Clinical development typically involves three phases of study: Phase I, II and III. The most significant costs in clinical development are in Phase III clinical trials, as they tend to be the longest and largest studies in the drug development process. Following successful completion of Phase III clinical trials, a New Drug Application, or NDA, must be submitted to, and accepted by, the FDA, and the FDA must approve the NDA, prior to commercialization of the drug. We may elect either on our own, or at the request of the FDA, to conduct further studies that are referred to as Phase IIIB and IV studies, which if conducted, could cause us to incur substantial costs. Phase IIIB studies are initiated and either completed or substantially completed while the NDA is under FDA review. These studies are conducted under an IND. Phase IV studies, also referred to as post-marketing studies, are studies that are initiated and conducted after the FDA has approved a product for marketing. Phase IV studies may be requested by the FDA either before or after the FDA has approved an NDA. These studies may also be independently initiated by the company for which an NDA has been approved. The FDA and the companies conducting post-marketing studies use them to gather additional information about a product's safety, efficacy or optimal use.

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

        For additional discussion of the risks and uncertainties associated with completing development of potential product candidates, see "Risk Factors."

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

General and Administrative

        General and administrative costs were $18.9 million and $14.5 million for the three months ended March 31, 2007 and 2006, respectively, an increase of approximately 30%. The increase is primarily the result of increased legal fees largely related to patent and shareholder litigation, as well as expenses associated with responding to the Securities and Exchange Commission, or SEC's, informal inquiry into our stock option practices and the related internal investigation and derivative lawsuits.

Litigation Settlement

        Litigation settlement expense was $34.0 million and $0 for the three months ended March 31, 2007 and 2006, respectively. In April 2007, we entered into a MOU regarding the settlement of two class actions alleging that we and certain of our current and former officers and one director violated the Federal securities laws by making false and misleading statements relating to the testing, safety and likelihood of approval of tecastemizole by the FDA. Under the terms of the MOU, which outlines certain elements of a settlement that will require the execution by all parties of definitive settlement agreement(s), notice to the plaintiffs and final approval by the Court, we have agreed with counsel for the lead plaintiffs to pay or cause to be paid $52.5 million in settlement of the class actions. Of this amount, we expect to pay $34.0 million, and expect that our insurance carriers will pay the remaining $18.5 million. In consideration of this settlement payment, counsel for the lead plaintiffs has agreed that the settlement will include a dismissal of the class actions with prejudice and a release of claims by the plaintiffs.

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

        Net cash provided by operating activities for the three months ended March 31, 2007 was $92.3 million, which includes net income of $18.8 million. Our net income includes non-cash charges of $14.8 million, consisting primarily of share-based compensation and depreciation and amortization expense. Accounts receivable increased by $23.2 million primarily due to LUNESTA and XOPENEX Inhalation Solution sales. Inventory decreased by $3.0 million in an effort to reduce the number of days of inventory on hand. Other current assets increased by $25.3 million, which is primarily attributable to an increase in prepaid expenses and the insurance receivable resulting from the preliminary settlement of two class actions. Accounts payable increased by $16.5 million primarily due to timing of vendor payments. Accrued expenses increased by $50.9 million primarily due to the charge related to the preliminary settlement of two class actions and increased sales and marketing costs relating to the commercialization of BROVANA, off set by a decline in accrued interest as a result of the February 2007 payment in full of our 5% convertible subordinated debentures. Product sales allowances and reserves increased $36.7 million primarily due to product revenue rebates related to LUNESTA and XOPENEX Inhalation Solutions product sales.

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

        A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2006 in the "Critical Accounting Policies and Estimates" section. Other than as described below, our critical accounting policies and estimates are as set forth in the Form 10-K.

        Product sales allowances and reserves—The following table summarizes activity in each of our product sales allowances and reserve categories for the three months ended March 31, 2007:

	Payment Terms Discount	Wholesaler Fee for Service	Government Rebates and Contractual Discounts	Returns	Other Discounts	Total
	(in thousands)
Balance at December 31, 2006 (as restated)	$(4,351)	$(16,669)	$(126,233)	$(23,218)	$(1,511)	$(171,982)
Current provision:
Current year	(8,225)	(10,150)	(68,984)	(5,119)	(1,407)	(93,885)
Prior year	—	—	(637)	—	299	(338)

Total	(8,225)	(10,150)	(69,621)	(5,119)	(1,108)	(94,223)

Actual:
Current year	3,932	—	13,984	—	368	18,284
Prior year	4,378	6,404	20,942	6,613	1,005	39,342

Total	8,310	6,404	34,926	6,613	1,373	57,626

Balance at March 31, 2007 (as restated)	$(4,266)	$(20,415)	$(160,928)	$(21,724)	$(1,246)	$(208,579)

        Calculating each of these product sales allowances and reserves involves significant estimates and judgments and requires us to use information from external sources. Based on known market events and trends, internal and external historical trends, third party data, customer buying patterns and up-to-date knowledge of contractual and statutory requirements, we are able to make reasonable estimates of sales discounts. With the exception of the best price matters described in more detail in the "Explanatory Note" to this report on Form 10-Q/A and notes to the unaudited, condensed consolidated interim financial statements included herein, historically our estimates have not materially differed from our actual results.

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

        We adopted the Financial Accounting Standards Board, or FASB, interpretation, or FIN, No. 48, "Accounting for Uncertainty in Income Taxes," or FIN 48, on January 1, 2007. The implementation of FIN 48 did not have a material impact on our consolidated financial statements or results of operations. We are currently in the process of conducting a study of our research and development credit carryforwards. This study may result in an adjustment to our research and development credit carryforwards. However, until the study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position under FIN 48.

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

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Our management has re-evaluated, under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer, and Executive Vice President, Corporate Finance, Administration and Technical Operations, the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007. The term "disclosure controls and procedures," as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed in the reports that the company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the re-evaluation and the identification of the material weakness in internal control over financial reporting described below, the Chief Executive Officer, the Chief Financial Officer and the Executive Vice President, Corporate Finance, Administration and Technical Operations, have concluded that, as of March 31, 2007, our disclosure controls and procedures were not effective.

        Our management has identified the following material weakness in our internal control over financial reporting:

        We did not establish and/or maintain effective controls over the process to identify transactions with the potential to establish a new Medicaid best price which affected the accuracy of the net revenue and product sales allowances and reserve accounts. Specifically, our controls over the calculation of Medicaid rebates were not designed to effectively monitor whether certain entities were appropriately exempt from the Medicaid best price calculation. This control deficiency resulted in the restatement of our consolidated financial statements for the years ended December 31, 2006 and 2005 and each quarter in 2006 and the first three quarters of 2007. Additionally, this control deficiency, if not addressed, could result in misstatements of Medicaid rebate liability and corresponding revenues that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected.

        In light of the material weakness referred to above, we performed additional analyses and procedures in order to conclude that its consolidated financial statements included in this amended

Quarterly Report on Form 10-Q/A are fairly presented, in all material respects, in accordance with generally accepted accounting principles in the United States of America.

Changes in Internal Control over Financial Reporting

        There has been no change in our internal control over financial reporting during our quarter ended March 31, 2007 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Levalbuterol Hydrochloride Inhalation Solution Abbreviated New Drug Applications

        In September 2005, we received notification that the FDA had received an ANDA from Breath Limited seeking approval of a generic version of our 1.25 mg, 0.63 mg and 0.31 mg levalbuterol hydrochloride inhalation solution. Breath Limited's submission includes a Paragraph IV certification alleging that our patents listed in the FDA publication entitled "Approved Drug Products With Therapeutic Equivalence Evaluations," commonly referred to as the "Orange Book," for XOPENEX Inhalation Solution are invalid, unenforceable or not infringed by Breath Limited's proposed product. We have filed a civil action against Breath Limited for patent infringement. We were notified in January 2006 of a second ANDA seeking approval of a generic version of our 1.25 mg, 0.63 mg and 0.31 mg levalbuterol hydrochloride inhalation solution including a Paragraph IV certification, which was submitted to the FDA by Dey, L.P. We have filed a civil action against Dey, L.P. for patent infringement.

        In April 2006, we were notified of an ANDA seeking approval of a generic version of our 1.25 mg, 0.63 mg and 0.31 mg levalbuterol hydrochloride inhalation solution including a Paragraph IV certification, which was submitted to the FDA by Watson Laboratories, Inc. Watson's Paragraph IV certification was limited to our patent that expires in 2021 and covers certain levalbuterol hydrochloride inhalation solutions, including XOPENEX Inhalation Solution. We have decided not to file a civil action against Watson Laboratories, Inc. for patent infringement at this time.

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

LUNESTA Trademark Claim

        In September 2006, Tharos Laboratories, Inc. filed suit against us in the United States District Court, District of Utah, Central Division, alleging trademark infringement, dilution, unfair competition, false advertising and false designation of origin arising out of our use of our silk moth design in connection with LUNESTA® (eszopiclone). Tharos seeks unspecified monetary damages and an injunction of our use of the silk moth design. In October 2006, we filed a motion to dismiss Tharos' claims. On February 9, 2007, the court granted our motion in respect of the state unfair competition claims and denied it in respect of Tharos' other claims. We are unable to reasonably estimate any possible range of loss related to this lawsuit due to its uncertain resolution.

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

        Based on the results of the special committee's review, we have restated our financial statements for the quarters ended March 31, June 30, and September 30, 2005, the quarter ended March 31, 2006 and the fiscal years ended December 31, 2005, 2004 and 2003, and revised the financial information contained in our earnings release for the period ended June 30, 2006. If the SEC disagrees with the conclusions we and our special committee have made, including with regard to measurement dates for certain stock option grants, the amount of additional stock-based compensation expense we incurred and/or the adjustments we have recorded to non-cash charges to reflect the additional stock-based compensation, we may be required to further restate our historical financial statements.

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

        In the sleep disorder market, LUNESTA faces intense competition from established products such as AMBIEN®, SONATA®, AMBIEN CR™ and ROZEREM™. We expect that LUNESTA will face increasing competition from other potentially competitive therapies, such as a generic version of AMBIEN, which was introduced in April of 2007, and therapies in clinical development and under FDA review for the treatment of insomnia. To continue to be successful in the market with LUNESTA, we must continue to demonstrate that LUNESTA's safety and efficacy features are superior to those of competing branded and generic products, some of which may be less expensive than LUNESTA.

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

        We are a participant in the Medicaid rebate program established by the Omnibus Budget Reconciliation Act of 1990. Under the Medicaid rebate program, we pay a minimum primary rebate of 15.1% on all utilization of our products by Medicaid beneficiaries. Congress is considering legislation that may raise the minimum rebate level that we must pay to state Medicaid programs. In addition, this primary rebate may be higher if we provide discounts to commercial customers that are greater than the statutorily mandated minimum. Also, several state Medicaid programs have implemented PDLs. Products placed on a state Medicaid program's PDL are not subject to restrictions on their utilization such as prior authorization before use. To secure a place on a given state PDL, we provide discounts to the state Medicaid program in the form of supplemental rebates. Both the Federal government and state and local governments have initiated investigations and lawsuits concerning the rebate practices of many pharmaceutical companies to ensure compliance with these rebate programs. We were recently named as a defendant, together with numerous other companies, in one such suit. While we believe our calculations of rebates and discounts are accurate and based on reasonable assumptions and judgments, as a result of an investigation or lawsuit we may be required to pay additional rebates and/or discounts on sales made in prior periods or be subject to fines and other penalties. In addition, an investigation or lawsuit concerning our rebate practices could be costly, could divert the attention of our management from our core business and could damage our reputation.

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

        In June 2006, we were notified that Teva Pharmaceutical Industries Limited and Teva UK Limited, referred to collectively as Teva, have filed a claim naming us as defendant in the United Kingdom's High Court of Justice, Chancery Division, Patents Court. The claim alleges that our two patents relating to fexofenandine, which we have licensed to sanofi-aventis in connection with its sale of ALLEGRA, are invalid, and seeks to have them invalidated. Sanofi-aventis is defending this action. If patent-based exclusivity for ALLEGRA is lost in the United Kingdom or in any other jurisdiction where a similar action is brought, our rights to receive royalty revenue in any such jurisdiction will terminate.

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

        If any of our trademarks, or our use of any of our trademarks on our products, is challenged, we may be forced to rename the affected product or product candidate, which could be costly and time consuming, and would result in the loss of any brand equity associated with the product name. In September 2006, Tharos Laboratories, Inc. filed suit against us in the United States District Court, District of Utah, Central Division, alleging trademark infringement, dilution, unfair competition, false advertising, and false designation of origin arising out of our use of our silk moth design in connection with LUNESTA. Tharos seeks unspecified monetary damages and an injunction of our use of the silk moth design. In October 2006, we filed a motion to dismiss Tharos' claims. On February 9, 2007, the court granted our motion in respect of the state unfair competition claims and denied it in respect of Tharos' other claims. We are unable to reasonably estimate any possible range of loss related to this lawsuit due to its uncertain resolution.

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

ITEMS 2-5.    NONE

ITEM 6.    EXHIBITS

10.1	*	Employment Agreement by and between the Registrant and Adrian Adams dated March 1, 2007.
10.2	*	Executive Retention Agreement by and between the Registrant and Adrian Adams dated March 1, 2007.
10.3	*	Employment Agreement by and between the Registrant and Andrew I. Koven dated March 1, 2007.
10.4	*	Executive Retention Agreement by and between the Registrant and Andrew I. Koven dated March 1, 2007.
10.5	*	Transition and Severance Agreement by and between the Registrant and W. James O'Shea dated March 1, 2007.
10.6	*	Letter Agreement by and between the Registrant and Douglas E. Reedich dated March 1, 2007.
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Previously filed

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEPRACOR INC.
Date: May 7, 2008	By:	/s/ ADRIAN ADAMS Adrian Adams President and Chief Executive Officer (Principal Executive Officer)
Date: May 7, 2008	By:	/s/ ROBERT F. SCUMACI Robert F. Scumaci Executive Vice President, Corporate Finance, Administration and Technical Operations and Treasurer (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description
10.1*	Employment Agreement by and between the Registrant and Adrian Adams dated March 1, 2007.
10.2*	Executive Retention Agreement by and between the Registrant and Adrian Adams dated March 1, 2007.
10.3*	Employment Agreement by and between the Registrant and Andrew I. Koven dated March 1, 2007.
10.4*	Executive Retention Agreement by and between the Registrant and Andrew I. Koven dated March 1, 2007.
10.5*	Transition and Severance Agreement by and between the Registrant and W. James O'Shea dated March 1, 2007.
10.6*	Letter Agreement by and between the Registrant and Douglas E. Reedich dated March 1, 2007.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Previously filed

QuickLinks

CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (RESTATED AND UNAUDITED)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
PART II
OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 1A. RISK FACTORS
  ITEMS 2-5. NONE
  ITEM 6. EXHIBITS
SIGNATURES
Exhibit Index