Form 10-Q/A
period 2007-06-30
SEPRACOR INC /DE/
filed 2008-05-07
CIK 877357

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        The number of shares outstanding of the registrant's class of Common Stock as of July 31, 2007 was: 107,309,679 shares.

EXPLANATORY NOTE

Restatement of Consolidated Financial Statements

        We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2007, originally filed on August 9, 2007, which we refer to as the June 30, 2007 Form 10-Q, to restate our unaudited, condensed consolidated financial statements as of and for the three and six months ended June 30, 2007 and 2006. Please refer to Note 11 to the accompanying unaudited, condensed consolidated financial statements for additional information.

        As announced in our Current Report on Form 8-K, which we filed with the Securities and Exchange Commission, or SEC, on January 28, 2008, we concluded that our previously filed financial statements, which include our unaudited, condensed consolidated financial statements filed in our June 30, 2007 Form 10-Q, should no longer be relied upon due to matters relating to our government pricing discussed in this Explanatory Note and Note 11 "Restatement of Financial Statements Based on Review of Government Pricing" to our unaudited, condensed consolidated financial statements included in this report and elsewhere in this Form 10-Q/A.

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

        As a result of this matter, our management, with the oversight of our Audit Committee, is reviewing our government pricing activities affected by the material weakness described below. The aggregate amount by which we have reduced revenues as a result of the matter discussed above in all affected periods through the filing of our annual report on Form 10-K for the year ended December 31, 2007 is $60.2 million. The aggregate amount by which we have reduced revenues in the fiscal years ended December 31, 2006, 2005, 2004, 2003 and 2002 is approximately $13.4 million, $19.8 million, $7.8 million, $8.0 million and $3.0 million, respectively. The amount by which we have reduced revenues for the three and six months ended June 30, 2007 and 2006 is $1.3 million and $5.1 million and $2.7 million and $7.0 million, respectively. Included in the accumulated deficit balance at January 1, 2006 is the cumulative impact of $38.6 million in reduced revenue.

        The amounts by which we have reduced revenues for contingent rebates were based on management's best estimates and assumptions made prior to any concurrence by CMS. These amounts may change as a result of future interactions with CMS and we cannot be certain that we have not overestimated the amount of additional rebates we may be required to pay, that the amount of any additional rebate payments or other payments we may owe will not exceed our current estimates, or that we will not be subject to fines, penalties or interest. The restatement and its impact on the three and six months ended June 30, 2007 and 2006, and on the fiscal year ended December 31, 2006 is discussed in more detail in Note 11 to our unaudited, condensed consolidated financial statements, which are included herein.

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

Identification of Material Weakness

        In connection with the restatement of our Medicaid rebate reserve, we identified a material weakness in our disclosure controls and procedures and internal controls over financial reporting as of June 30, 2007 and reported those to our Audit Committee. The material weakness, which is further described below in Item 4 of this Form 10-Q/A, resulted in the restatement of our prior period financial information included in this report.

        For the convenience of the reader, this Form 10-Q/A restates the June 30, 2007 Form 10-Q in its entirety. However, we have not modified or updated disclosures presented in the June 30, 2007 Form 10-Q in this Form 10-Q/A, except as required to reflect the effects of the matters discussed above. Accordingly, this Form 10-Q/A does not reflect events occurring after the filing of the June 30, 2007 Form 10-Q or modify or update those disclosures affected by subsequent events or discoveries. Therefore, this Form 10-Q/A should be read in conjunction with our Annual Report on Form 10-K for the period ended December 31, 2007 and the filings subsequent thereto that we have made with the SEC. Accordingly, we have amended disclosures, to the extent relevant, in only the following items:

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

SEPRACOR INC.

INDEX

SEPRACOR INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands)

	June 30, 2007	December 31, 2006
	(Unaudited and as restated)	(as restated)
Assets
Current assets:
Cash and cash equivalents	$183,425	$415,411
Short-term investments	409,087	568,037
Accounts receivable, net	105,965	175,103
Inventories	42,759	37,087
Other assets	50,330	25,390

Total current assets	791,566	1,221,028
Long-term investments	268,341	182,876
Property and equipment, net	82,821	72,811
Investment in affiliate	4,771	5,107
Deferred financing costs and patents, net	9,560	11,881
Other assets	83	90

Total assets	$1,157,142	$1,493,793

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$23,030	$10,751
Accrued expenses	125,487	113,099
Current portion of notes payable and capital lease obligation	1,235	385
Current portion of convertible subordinated debt	—	440,000
Product sales allowances and reserves	161,082	167,631
Other current liabilities	204	230

Total current liabilities	311,038	732,096
Notes payable and capital lease obligation	2,479	693
Convertible subordinated debt	720,820	720,820

Total liabilities	1,034,337	1,453,609

Stockholders' equity:
Preferred stock, $1.00 par value, 1,000 shares authorized; none outstanding at June 30, 2007 and December 31, 2006	—	—
Common stock, $.10 par value, 240,000 shares authorized at June 30, 2007 and December 31, 2006; 111,499 and 110,040 shares issued, 107,238 and 105,779 shares outstanding, at June 30, 2007 and December 31, 2006, respectively	11,150	11,004
Treasury stock, at cost (4,261 shares at June 30, 2007 and December 31, 2006)	(232,028)	(232,028)
Additional paid-in capital	1,836,556	1,788,417
Accumulated deficit	(1,506,423)	(1,530,049)
Accumulated other comprehensive income	13,550	2,840

Total stockholders' equity	122,805	40,184

Total liabilities and stockholders' equity	$1,157,142	$1,493,793

The accompanying notes are an integral part of the condensed consolidated financial statements.

SEPRACOR INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In Thousands, Except Per Share Amounts)

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
	(as restated)	(as restated)	(as restated)	(as restated)
Revenues:
Product sales	$264,326	$253,708	$581,889	$526,889
Royalties	12,466	7,979	22,603	16,152

Total revenues	276,792	261,687	604,492	543,041

Costs and expenses:
Cost of product sold	25,141	20,693	56,493	46,226
Cost of royalties	389	283	655	442
Research and development	45,457	36,360	86,159	85,629
Selling, marketing and distribution	191,516	182,605	383,634	372,596
General and administrative	19,297	18,087	38,189	32,595
Litigation settlement, net	—	—	34,000	—

Total costs and expenses	281,800	258,028	599,130	537,488

Income (loss) from operations	(5,008)	3,659	5,362	5,553
Other income (expense):
Interest income	11,107	10,990	23,709	20,784
Interest expense	(113)	(5,543)	(2,870)	(11,094)
Equity in investee losses	(132)	(95)	(404)	(353)
Other expense	(558)	(256)	(286)	(312)

Income before income taxes	5,296	8,755	25,511	14,578
Income taxes	485	430	1,885	541

Net income after income taxes	$4,811	$8,325	$23,626	$14,037

Basic net income per common share	$0.05	$0.08	$0.22	$0.13

Diluted net income per common share	$0.04	$0.07	$0.20	$0.12

Shares used in computing basic and diluted net income per common share:
Basic	106,567	104,587	106,275	104,441
Diluted	116,635	115,371	116,839	115,344

The accompanying notes are an integral part of the condensed consolidated financial statements.

SEPRACOR INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	Six Months Ended
	June 30, 2007	June 30, 2006
	(as restated)	(as restated)
Cash flows from operating activities:
Net income	$23,626	$14,037
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	10,585	10,723
Equity in investee losses	404	353
Stock compensation	17,589	20,843
Loss (gain) on asset disposal	200	(150)
Changes in operating assets and liabilities:
Accounts receivable	69,139	(18,772)
Inventories	(4,887)	(11,016)
Other current assets	(24,867)	(6,756)
Accounts payable	12,233	3,470
Accrued expenses	12,293	(63,423)
Product sales allowances and reserves	(6,549)	14,968
Other liabilities	(26)	82

Net cash provided by (used in) operating activities	109,740	(35,641)

Cash flows from investing activities:
Purchases of short and long-term investments	(577,314)	(617,961)
Sales and maturities of short and long-term investments	659,456	582,858
Additions to property and equipment	(14,252)	(8,663)
Proceeds from sales of equipment	—	150
Investment in non-affiliate	—	(8,939)

Net cash provided by (used in) investing activities	67,890	(52,555)

Cash flows from financing activities:
Net proceeds from issuance of common stock	30,696	17,290
Repayments of long-term debt and capital leases	(440,597)	(1,180)

Net cash provided by (used in) financing activities	(409,901)	16,110

Effect of exchange rate changes on cash and cash equivalents	285	66

Net decrease in cash and cash equivalents	(231,986)	(72,020)
Cash and cash equivalents at beginning of period	415,411	178,144

Cash and cash equivalents at end of period	$183,425	$106,124

Supplemental schedule of cash flow information:
Cash paid during the period for interest	$22,084	$22,052
Cash paid during the period for income taxes	$3,873	$94
Non cash activities:
Additions to capital leases	$3,260	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(RESTATED AND UNAUDITED)

        We restated our condensed consolidated interim financial statements for the periods ended June 30, 2007 and 2006 to reduce the amount of product revenue earned during such periods due to matters related to government pricing discussed in Note 11 "Restatement of Financial Statements Based on Review of Government Pricing".

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

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

(RESTATED AND UNAUDITED)

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

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

(RESTATED AND UNAUDITED)

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

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
	(in thousands)
	(as restated)		(as restated)
Comprehensive income (loss):
Net income	$4,811	$8,325	$23,626	$14,037
Net foreign currency translation adjustment	1,791	722	1,844	681
Net unrealized gain (loss) on available-for-sale securities	(2,646)	(14,670)	8,866	(3,864)

Total comprehensive income (loss)	$3,956	$(5,623)	$34,336	$10,854

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

        Under the terms of the Stipulation of Settlement, in June 2007 we paid into escrow $52.5 million in settlement of the class actions and received an $18.5 million reimbursement in July 2007, from our insurance carriers. The total settlement amount will be released from escrow upon the Court's final approval of the Stipulation of Settlement. The litigation settlement expense of $34.0 million, relating to this matter, was recorded during the quarter ended March 31, 2007.

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

Litigation Related to Generic Competition

  Levalbuterol Hydrochloride Inhalation Solution Abbreviated New Drug Applications

        In September 2005, we received notification that the FDA had received an Abbreviated New Drug Application, or ANDA, from Breath Limited, or Breath, seeking approval of a generic version of our 1.25 mg/3 mL, 0.63 mg/3 mL and 0.31 mg/3 mL XOPENEX® (levalbuterol hydrochloride) Inhalation Solution. Breath's submission includes a Paragraph IV certification alleging that our patents listed in the FDA publication entitled "Approved Drug Products With Therapeutic Equivalence Evaluations," commonly referred to as the "Orange Book," for these three concentrations of XOPENEX (levalbuterol hydrochloride) Inhalation Solution are invalid, unenforceable or not infringed by the generic version for which Breath is seeking approval. We have filed a civil action against Breath for patent infringement.

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

        In April 2006, we were notified of an ANDA seeking approval of a generic version of our 1.25 mg/3 mL, 0.63 mg/3 mL and 0.31 mg/3 mL XOPENEX (levalbuterol hydrochloride) Inhalation Solution including a Paragraph IV certification, which was submitted to the FDA by Watson Laboratories, Inc., or Watson. Watson's Paragraph IV certification was limited to our patent that

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

(RESTATED AND UNAUDITED)

8. Legal Proceedings (Continued)

expires in 2021 and covers certain levalbuterol hydrochloride inhalation solution, including our XOPENEX (levalbuterol hydrochloride) Inhalation Solution. We have decided not to file a civil action against Watson for patent infringement at this time.

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

  Desloratadine Abbreviated New Drug Applications

        In June 2007, we received notification that the FDA had received an ANDA from Glenmark Pharmaceuticals, Ltd. and Glenmark Pharmaceuticals, Inc., USA, which we refer to collectively as Glenmark, seeking approval of a generic version of Schering-Plough Corporation, or Schering-Plough's, 5 mg tablets of CLARINEX® brand desloratadine. Glenmark's submission includes a Paragraph IV certification alleging that our patents that Schering-Plough (as licensee of such patents) listed in the Orange Book for its CLARINEX brand desloratadine are invalid, unenforceable or not infringed by the generic version for which Glenmark is seeking approval. In July 2007, we and the University of Massachusetts, co-owners of certain patents listed in the Orange Book, filed a civil action against Glenmark for patent infringement.

        In July 2007, we received notification that the FDA had received an ANDA from Sun Pharmaceutical Industries, Ltd., seeking approval of a generic version of Schering-Plough's 5 mg tablets of CLARINEX brand desloratadine. Sun Pharmaceutical Industries, Ltd.'s submission includes a Paragraph IV certification alleging that our patents listed by Schering-Plough (as licensee of such patents) in the Orange Book for CLARINEX brand desloratadine are invalid, unenforceable, or are not infringed by the generic version for which Sun Pharmaceutical Industries, Ltd. is seeking approval. We are contemplating filing a civil action against Sun Pharmaceuticals Industries, Ltd. for patent infringement.

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

LUNESTA Trademark Claim

        In September 2006, Tharos Laboratories, Inc., or Tharos, filed suit against us in the United States District Court, District of Utah, Central Division, alleging trademark infringement, dilution, unfair competition, false advertising and false designation of origin arising out of our use of our silk luna moth design in connection with LUNESTA®. Tharos seeks unspecified monetary damages and to enjoin our use of the silk luna moth design. In October 2006, we filed a motion to dismiss Tharos' claims. On February 9, 2007, the court granted our motion in respect of the state unfair competition claims and denied it in respect of Tharos' other claims. On March 6, 2007, we filed an answer to Tharos' complaint. In addition, we filed counterclaims against Tharos for cancellation of Tharos' alleged trademark and for false advertising. We continue to defend our trademark in this litigation but we are unable at this stage to predict its ultimate resolution.

        From time to time we are party to other legal proceedings in the course of our business. We do not, however, expect such other legal proceedings to have a material adverse effect on our business or financial condition.

9. Commitments and Contingencies

        In conjunction with the review of our stock option granting practices, we have also evaluated the related tax issues to determine if we may be subject to additional tax liability as a result of the matters under review. As a result of such additional tax liability, previously deducted compensation related to exercised stock options may be non-deductible under Section 162(m) of the Internal Revenue Code. Accordingly, our net operating loss carryforward may be reduced; however, we have a full valuation allowance against our deferred tax assets and, as a result, do not expect any material impact on our financial position or results of operations. In addition, due to the revision of measurement dates, certain stock options that we previously treated as incentive stock options do not actually qualify for such treatment and must be treated as non-statutory stock options. Accordingly, we may be subject to fines and/or penalties relating to the tax treatment of such stock options. However, we do not believe it

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

(RESTATED AND UNAUDITED)

9. Commitments and Contingencies (Continued)

is probable that we will incur any material additional tax liability as a result of the matters under review and any such amount is not expected to have a material impact on our financial position or results of operations. The SEC and/or any other governmental agency that may initiate a formal investigation may reach different conclusions and, if so, we could be subject to monetary damages, fines and penalties, and our officers and/or directors could be prohibited from serving as officers and directors of any public company and could be subject to criminal penalties and disgorgement.

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

11. Restatement of Financial Statements Based on Review of Government Pricing

        Subsequent to the filing of our Quarterly Report on Form 10-Q for the period ended June 30, 2007, we concluded that based on our review of our government price reporting, we would need to restate our interim financial statements for the three and six months ended June 30, 2007 and 2006.

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

        The aggregate amount by which we have reduced revenue for contingent rebates in periods through December 31, 2006 is approximately $52.0 million. The amount by which we have reduced revenues for the three and six months ended June 30, 2007 and 2006 is $1.3 million and $5.1million and $2.7 million and $7.0 million, respectively.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

(RESTATED AND UNAUDITED)

11. Restatement of Financial Statements Based on Review of Government Pricing (Continued)

        The following tables set forth the effects of the restatement on certain line items within our unaudited, condensed consolidated statements of operations for the three and six months ended June 30, 2007 and 2006, and consolidated balance sheets as of June 30, 2007 and December 31, 2006.

	Three Months Ended June 30,		Six Months Ended June 30,
Consolidated Statement of Operations changes:
	2007	2006	2007	2006
	(In Thousands, Except Per Share Data)
Consolidated Statement of Operations changes:
Product sales
As previously reported	$265,662	$256,427	$586,959	$533,932
As restated	$264,326	$253,708	$581,889	$526,889
Income (loss) from operations
As previously reported	$(3,672)	$6,378	$10,432	$12,596
As restated	$(5,008)	$3,659	$5,362	$5,553
Income before income taxes
As previously reported	$6,632	$11,474	$30,581	$21,621
As restated	$5,296	$8,755	$25,511	$14,578
Net income
As previously reported	$6,147	$11,044	$28,696	$21,080
As restated	$4,811	$8,325	$23,626	$14,037
Basic net income per common share
As previously reported	$0.06	$0.11	$0.27	$0.20
As restated	$0.05	$0.08	$0.22	$0.13
Diluted net income per common share
As previously reported	$0.05	$0.10	$0.25	$0.18
As restated	$0.04	$0.07	$0.20	$0.12

	As of June 30, 2007	As of December 31, 2006
	(in thousands)
Consolidated Balance Sheet changes:
Product sales allowances and reserves
As previously reported	$104,028	$115,647
As restated	$161,082	$167,631
Stockholders' Equity
As previously reported	$179,859	$92,168
As restated	$122,805	$40,184

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Restatement of Financial Statements Based on Review of Government Pricing

        In January 2008, we concluded that our previously filed unaudited, condensed interim financial statements as of and for the three and six months ended June 30, 2007 and 2006 should no longer be relied upon due to matters relating to our government pricing.

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

        The amounts by which we have reduced revenues for contingent rebates were based on management's best estimates and assumptions made prior to any concurrence by CMS. These amounts may change as a result of future interactions with CMS and we cannot be certain that we have not overestimated the amount of additional rebates we may be required to pay, that the amount of any additional rebate payments or other payments we may owe will not exceed our current estimates, or that we will not be subject to fines, penalties or interest. The restatement and its impact on the three and six months ended June 30, 2007 and 2006, and on the fiscal year ended December 31, 2006 is discussed in more detail in Note 11 to our unaudited, condensed consolidated interim financial statements, which are included herein.

        The discussion and analysis set forth in this Item 2 has been amended to reflect the restatement as described in the Explanatory Note at the beginning of this Quarterly Report on Form 10-Q/A and in Note 11 to our unaudited, condensed consolidated interim financial statements The amount by which we have reduced revenues for the three months ended June 30, 2007 and 2006 is $1.3 million and $2.7 million, respectively.

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

        Under the terms of the Stipulation of Settlement, in June 2007 we paid into escrow $52.5 million in settlement of the class actions and received an $18.5 million reimbursement in July 2007, from our insurance carriers. The total settlement amount will be released from escrow upon the Court's final approval of the Stipulation of Settlement. The litigation settlement expense of $34.0 million, relating to this matter, was recorded during the quarter ended March 31, 2007.

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

        In March 2007, we announced that W. James O'Shea had resigned as our President and Chief Operating Officer and was elected Vice Chairman. In addition, we announced that, effective March 1, 2007, our board had elected Adrian Adams to the positions of President and Chief Operating Officer and Andrew I. Koven to the positions of Executive Vice President, General Counsel and Secretary. The board, upon the recommendation of the nominating and corporate governance committee, also elected

Mr. Adams to the board of directors, as a Class II director. Douglas E. Reedich, Senior Vice President, Legal Affairs, plans to leave Sepracor but will remain in this position for a short transition period to ensure an orderly transition in the handling of our legal matters.

        In February 2007, we paid in full $440.0 million in aggregate principal amount of outstanding 5% convertible subordinated debentures, which matured on February 15, 2007, plus approximately $11.0 million in accrued interest.

Three Month Periods ended June 30, 2007 and 2006 (Restated)

Revenues

        Product sales were $264.3 million and $253.7 million for the three months ended June 30, 2007 and 2006, respectively, an increase of approximately 4%.

        Sales of XOPENEX Inhalation Solution were $103.5 million and $113.3 million for the three months ended June 30, 2007 and 2006, respectively, a decrease of approximately 9%. The decrease is primarily due to an 8% decrease in the net selling price as a result of a higher rate of sales discounts and allowances during the three months ended June 30, 2007, primarily related to an increase in Medicaid and Medicare Part B government rebates. The number of units sold decreased by less than 1% for the three months ended June 30, 2007 as compared to the same period in 2006. Adjustments recorded to gross sales are disclosed below under the heading "Analysis of gross sales to net sales."

        Sales of XOPENEX HFA were $12.4 million and $1.6 million for the three months ended June 30, 2007 and 2006, respectively, an increase of approximately 680%. The increase is due to a 331% increase in the number of units sold, and an 81% increase in the net selling price, which is primarily related to fewer units sold in the three months ended June 30, 2007 under a government contract with the Department of Veterans Affairs, or VA, as compared to the same period in 2006. Adjustments recorded to gross sales are disclosed below under the heading "Analysis of gross sales to net sales."

        Sales of BROVANA were $5.5 million and $0 million for the three months ended June 30, 2007 and 2006, respectively. We introduced BROVANA commercially in April 2007.

        Sales of LUNESTA were $142.9 million and $138.8 million for the three months ended June 30, 2007 and 2006, respectively, an increase of approximately 3%. The increase is primarily the result of a 10% increase in the gross selling price, which yielded an increase of approximately 7% in net selling price due to a higher rate of sales discounts and allowances, particularly with respect to Medicaid and Medicare Part D government rebates. This 7% net selling price increase was offset by a 4% decrease in the number of units sold in the three months ended June 30, 2007 compared to the same period in 2006. Adjustments recorded to gross sales are disclosed below under the heading "Analysis of gross sales to net sales."

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

	For the Three Months Ended June 30,
	2007	% of Sales	2006	% of Sales	$ Change	% Change
	(dollars in thousands)
	(as restated)
Gross sales	$336,960	100.0%	$298,292	100.0%	$38,668	13%
Adjustments to gross sales:
Payment term discounts	6,741	2.0%	6,414	2.2%	327	5%
Wholesaler fee-for-service	3,712	1.1%	7,291	2.4%	(3,579)	(49)%
Government and commercial rebates and discounts	53,083	15.8%	26,132	8.8%	26,951	103%
Returns	3,831	1.1%	4,268	1.4%	(437)	(10)%
Other (includes product introduction discounts)	5,267	1.6%	479	0.2%	4,788	1,000%

Sub-total adjustments	72,634	21.6%	44,584	15.0%	28,050	63%

Net sales	$264,326	78.4%	$253,708	85.0%	$10,618	4%

(1)
For the three months ended June 30, 2007, as a result of the restatement, the dollar value of government rebates and contractual discounts increased by $1.3 million and, as a percentage of net sales, increased from 15.4% to 15.8%.

(2)
For the three months ended June 30, 2006, as a result of the restatement, the dollar value of government rebates and contractual discounts increased by $2.7 million and, as a percentage of net sales, increased from 7.8% to 8.8%.

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

Six Month Periods ended June 30, 2007 and 2006 (Restated)

Revenues

        Product sales were $581.9 million and $526.9 million for the six months ended June 30, 2007 and 2006, respectively, an increase of approximately 10%.

        Sales of XOPENEX Inhalation Solution were $253.1 million for the six months ended June 30, 2007 as compared to $243.3 million for the same period in 2006, an increase of approximately 4%. The increase is primarily due to a 5% increase in the number of units sold offset by a 1% decrease in the net selling price, primarily related to increased discounts with respect to Medicaid and Medicare Part B government rebates. This increase in government rebates was partially offset by lower amounts accrued for product returns in the six months ended June 30, 2007 as compared to the same period in 2006. Adjustments recorded to gross sales are disclosed below under the heading "Analysis of gross sales to net sales."

        Sales of XOPENEX HFA were $32.9 million for the six months ended June 30, 2007, as compared to $6.9 million for the same period in 2006, an increase of approximately 374%. The increase is due to a 242% increase in the number of units sold, and a 39% increase in the net selling price, which is primarily related to fewer units sold under a government contract with the VA in the six months ended June 30, 2007 as compared to the same period in 2006. Adjustments recorded to gross sales are disclosed below under the heading "Analysis of gross sales to net sales."

        Sales of BROVANA were $5.5 million for the six months ended June 30, 2007, as compared to $0 million for the same period in 2006. We introduced BROVANA commercially in April 2007.

        Sales of LUNESTA were $290.4 million and $276.7 million for the six months ended June 30, 2007 and 2006, respectively, an increase of approximately 5%. The increase is primarily the result of a 10% increase in the gross selling price, which yielded an increase of approximately 6% in the net selling price due to a higher rate of sales discounts and allowances, particularly with respect to Medicare Part D government rebates and managed care commercial discounts. The number of units sold decreased by less than 1% for the six months ended June 30, 2007 as compared to the same period in 2006. Adjustments recorded to gross sales are disclosed below under the heading "Analysis of gross sales to net sales."

        Analysis of gross sales to net sales—The following table presents the adjustments deducted from gross sales to arrive at net sales:

	For the Six Months Ended June 30,
	2007	% of sales	2006	% of sales	$ Change	% Change
	(dollars in thousands)
	(as restated)
Gross sales	$748,746	100.0%	$638,707	100.0%	$110,039	17%
Adjustments to gross sales:
Payment term discounts	14,966	2.0%	13,299	2.1%	1,667	13%
Wholesaler fee for service	13,862	1.9%	15,852	2.5%	(1,990)	(13)%
Government and commercial rebates and discounts	122,704	16.4%	70,648	11.1%	52,056	74%
Returns	8,950	1.2%	10,550	1.6%	(1,600)	(15)%
Other (includes product introduction discounts)	6,375	0.8%	1,469	0.2%	4,906	334%

Sub-total adjustments	166,857	22.3%	111,818	17.5%	55,039	49%

Net sales	$581,889	77.7%	$526,889	82.5%	$55,000	10%

(1)
For the six months ended June 30, 2007, as a result of the restatement, the dollar value of government rebates and contractual discounts increased by $5.1 million and, as a percentage of net sales, increased from 15.7% to 16.4%.

(2)
For the six months ended June 30, 2006, as a result of the restatement, the dollar value of government rebates and contractual discounts increased by $7.0 million and, as a percentage of net sales, increased from 10.0% to 11.1%.

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

General and Administrative

        General and administrative costs were $38.2 million and $32.6 million for the six months ended June 30, 2007 and 2006, respectively, an increase of approximately 17%. The increase is primarily the result of increased legal fees largely related to patent and shareholder litigation, as well as expenses associated with responding to the Securities and Exchange Commission, or SEC's, informal inquiry into our stock option granting practices.

Litigation Settlement

        Litigation settlement expense was $34.0 million and $0 million for the six months ended June 30, 2007 and 2006, respectively. In June 2007, we filed in the Court, a Stipulation of Settlement regarding two class actions, pending in the Court naming Sepracor and certain of our current and former officers and one director as defendants. As previously disclosed, the class actions, which were filed on behalf of the plaintiffs, allege that the defendants violated the Federal securities laws by making false and misleading statements relating to the testing, safety and likelihood of approval of tecastemizole by the FDA. Under the terms of the Stipulation of Settlement, in June 2007 we paid into escrow $52.5 million in settlement of the class actions and received an $18.5 million reimbursement in July 2007, from our insurance carriers. The total settlement amount will be released from escrow upon the Court's final approval of the Stipulation of Settlement. The litigation settlement expense of $34.0 million, relating to this matter, was recorded during the quarter ended March 31, 2007.

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

        Net cash provided by operating activities for the six months ended June 30, 2007 was $109.7 million, which includes net income of $23.6 million. Our net income includes non-cash charges of $28.8 million, consisting primarily of share-based compensation and depreciation and amortization expense. Accounts receivable decreased by $69.1 million primarily due to timing of product sales. Inventory on hand increased by $4.9 million as a result of lower than expected product sales. Other current assets increased by $24.9 million, which is primarily attributable to an increase in prepaid expenses and the insurance receivable resulting from the preliminary settlement of two class actions. Accounts payable increased by $12.2 million primarily due to timing of vendor payments. Accrued expenses increased by $12.3 million primarily due to the timing of employee vacation usage and the timing of payments relating to commissions offset by a decline in accrued interest as a result of the February 2007 payment in full of our 5% convertible subordinated debentures. Product sales allowances and reserves decreased by $6.5 million primarily due to a decrease in accruals for product revenue rebates related to XOPENEX Inhalation Solution and LUNESTA product sales.

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

        Product sales allowances and reserves—The following table summarizes activity in each of our product sales allowances and reserve categories for the six months ended June 30, 2007:

	Payment Terms Discount	Wholesaler Fee for Service	Government and Commercial Rebates and Discounts	Returns	Other Discounts	Total
	(in thousands)
Balance at December 31, 2006 (as restated)	$(4,351)	$(16,669)	$(126,233)	$(23,218)	$(1,511)	$(171,982)
Current provision:
Current year	(14,966)	(14,319)	(122,067)	(8,950)	(6,674)	(166,976)
Prior year	—	457	(637)	—	299	119

Total	(14,966)	(13,862)	(122,704)	(8,950)	(6,375)	(166,857)

Actual:
Current year	12,720	12,241	55,621	219	5,094	85,895
Prior year	4,378	14,123	56,813	13,741	587	89,642

Total	17,098	26,364	112,434	13,960	5,681	175,537

Balance at June 30, 2007 (as restated)	$(2,219)	$(4,167)	$(136,503)	$(18,208)	$(2,205)	$(163,302)

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Our management has re-evaluated, under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer, and Executive Vice President, Corporate Finance, Administration and Technical Operations, the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2007. The term "disclosure controls and procedures," as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed in the reports that the company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the re-evaluation and the identification of the material weakness in internal control over financial reporting described below, the Chief Executive Officer, the Chief Financial Officer and the Executive Vice President, Corporate Finance, Administration and Technical Operations, have concluded that, as of June 30, 2007, our disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

        There has been no change in our internal control over financial reporting during our quarter ended June 30, 2007 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

        Under the terms of the Stipulation of Settlement, in June 2007 we paid into escrow $52.5 million in settlement of the class actions and received an $18.5 million reimbursement in July 2007, from our insurance carriers. The total settlement amount will be released from escrow upon the Court's final approval of the Stipulation of Settlement. The litigation settlement expense of $34.0 million, relating to this matter, was recorded during the quarter ended March 31, 2007.

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

Litigation Related to Generic Competition

  Levalbuterol Hydrochloride Inhalation Solution Abbreviated New Drug Applications

        In September 2005, we received notification that the FDA had received an ANDA, from Breath Limited, or Breath, seeking approval of a generic version of our 1.25 mg/3 mL, 0.63 mg/3 mL and 0.31 mg/3 mL XOPENEX (levalbuterol hydrochloride) Inhalation Solution. Breath's submission includes a Paragraph IV certification alleging that our patents listed in the FDA publication entitled "Approved Drug Products With Therapeutic Equivalence Evaluations," commonly referred to as the "Orange Book," for these three concentrations of XOPENEX (levalbuterol hydrochloride) Inhalation Solution are invalid, unenforceable or not infringed by the generic version for which Breath is seeking approval. We have filed a civil action against Breath for patent infringement.

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

  Desloratadine Abbreviated New Drug Applications

        In June 2007, we received notification that the FDA had received an ANDA from Glenmark Pharmaceuticals, Ltd. and Glenmark Pharmaceuticals, Inc., USA, which we refer to collectively as Glenmark, seeking approval of a generic version of Schering-Plough's 5 mg tablets of CLARINEX brand desloratadine. Glenmark's submission includes a Paragraph IV certification alleging that our patents that Schering-Plough (as licensee of such patents) listed in the Orange Book for its CLARINEX brand desloratadine are invalid, unenforceable or not infringed by the generic version for which Glenmark is seeking approval. In July 2007, we and the University of Massachusetts, co-owners of certain patents listed in the Orange Book, filed a civil action against Glenmark for patent infringement.

        In July 2007, we received notification that the FDA had received an ANDA from Sun Pharmaceutical Industries, Ltd., seeking approval of a generic version of Schering-Plough's 5 mg tablets of CLARINEX brand desloratadine. Sun Pharmaceutical Industries, Ltd.'s submission includes a Paragraph IV certification alleging that our patents listed by Schering-Plough (as licensee of such patents) in the Orange Book for CLARINEX brand desloratadine are invalid, unenforceable, or are not infringed by the generic version for which Sun Pharmaceutical Industries, Ltd. is seeking approval. We are contemplating filing a civil action against Sun Pharmaceuticals Industries, Ltd. for patent infringement.

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

LUNESTA Trademark Claim

        In September 2006, Tharos Laboratories, Inc., or Tharos, filed suit against us in the United States District Court, District of Utah, Central Division, alleging trademark infringement, dilution, unfair competition, false advertising and false designation of origin arising out of our use of our silk luna moth design in connection with LUNESTA. Tharos seeks unspecified monetary damages and to enjoin our use of the silk luna moth design. In October 2006, we filed a motion to dismiss Tharos' claims. On February 9, 2007, the court granted our motion in respect of the state unfair competition claims and denied it in respect of Tharos' other claims. On March 6, 2007, we filed an answer to Tharos' complaint. In addition, we filed counterclaims against Tharos for cancellation of Tharos' alleged trademark and for false advertising. We continue to defend our trademark in this litigation but we are unable at this stage to predict its ultimate resolution.

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

  •
  private insurers, such as managed care organizations, adopting their own coverage restrictions or demanding price concessions in response to state, Federal or administrative action, such as CMS's proposed bundling action;

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

        In May 2007, CMS announced that, based on its interpretation of the statutory language of the Medicare Prescription Drug Improvement and Modernization Act of 2003, or MMA, it was required to discontinue the unique reimbursement codes for XOPENEX Inhalation Solution, which had been in place since January 2005, and generic albuterol and bundled these products together in a newly created reimbursement code. This reimbursement code became effective on July 1, 2007. As a result of this coding change, reimbursement for XOPENEX Inhalation Solution and generic albuterol is now based on the blended weighted average selling price for the two products, resulting in reimbursement for XOPENEX Inhalation Solution that is considerably lower than the product's published wholesale acquisition cost, or WAC. Revenues from the sale of XOPENEX Inhalation Solution for the quarter ended June 30, 2007 were, and we expect will continue to be, adversely affected as a result of this change. The bundling action also resulted in an unintended increase in Medicare Part B reimbursement for generic albuterol, significantly higher than the product's average selling price (as publicly reported by the Medicare Part B program), creating the potential for inappropriate reimbursement incentives to influence the dispensing decisions of providers. In July 2007, the U.S. House of Representatives released draft legislation as part of the State Children's Health Insurance Program reauthorization that includes language addressing the Medicare Part B reimbursement scenario that may potentially impact physician prescribing decisions based upon financial incentives. The draft legislation provides that XOPENEX Inhalation Solution and generic albuterol will be paid at the lower of their respective stand-alone average selling prices or the blended XOPENEX Inhalation Solution/generic albuterol average selling price. For generic albuterol, this will lower the reimbursement Medicare pays for the product to its stand-alone average selling price. For XOPENEX Inhalation Solution, reimbursement will continue to be paid at the blended XOPENEX Inhalation Solution/generic albuterol average selling price. Medicare Part B reimbursement rates are updated quarterly. Should the proposed legislative change become law, it will be effective on January 1, 2008. The impact of this potential legislative action on XOPENEX Inhalation Solution revenues in the Medicare market in 2008 is not yet known.

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

        We filed a health care common procedure coding system application, commonly referred to as a J Code application, for BROVANA in January 2007, and it was accepted by CMS as part of the 2008 coding cycle review. In April 2007, CMS announced that its preliminary determination on the BROVANA J Code application was favorable and CMS recommended that BROVANA be awarded a unique J Code. The final decision on the BROVANA J Code application is expected in November 2007. If BROVANA is awarded a unique J Code by CMS in November 2007, it would become effective on January 1, 2008. In April 2007, CMS informed us that the scope of the NCA includes BROVANA. As stated above, CMS announced that it was deferring its coverage determination, including any determination for long-acting beta-agonists like BROVANA, to the DME-PSCs. On June 13, 2007, the DME-PSCs published an article detailing the coverage criteria for BROVANA. The article also stated that, for the remainder of 2007, BROVANA would be reimbursed under Medicare Part B pursuant to a miscellaneous or "not otherwise classified" reimbursement code. Unless otherwise modified by the DME-PSCs, the coverage criteria established for BROVANA in the above-referenced article will remain in effect under the miscellaneous reimbursement code and any unique J Code that is awarded for the product. We have initiated a contracting strategy with retail and home health care pharmacy providers for BROVANA that is intended to ensure the availability of the product for Medicare patients. If the contracting strategy for BROVANA is not successful or if the coverage policies established by the DME-PSCs for the product are viewed by physicians and providers as too restrictive, revenue growth from sales of BROVANA in the Medicare market will be materially adversely affected.

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

        Under the terms of the Stipulation of Settlement in June 2007, we paid into escrow $52.5 million in settlement of the class actions and received an $18.5 million reimbursement in July 2007, from our insurance carriers. The total settlement amount will be released from escrow upon the Court's final approval of the Stipulation of Settlement. The litigation settlement expense of $34.0 million, relating to this matter, was recorded during the quarter ended March 31, 2007.

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

        In May 2007, CMS announced that, based on its interpretation of the statutory language of the MMA, it was required to discontinue the unique reimbursement codes for XOPENEX Inhalation Solution, which had been in place since January 2005, and generic albuterol and bundled these products together in a newly created reimbursement code. This reimbursement code became effective on July 1, 2007. As a result of this coding change, reimbursement for XOPENEX Inhalation Solution and generic albuterol is now based on the blended weighted average selling price for the two products, resulting in reimbursement for XOPENEX Inhalation Solution that is considerably lower than the product's published WAC. Revenues from the sale of XOPENEX Inhalation Solution for the quarter ended June 30, 2007 were, and we expect will continue to be, adversely affected as a result of this change. The bundling action also resulted in an unintended increase in Medicare Part B reimbursement for generic albuterol, significantly higher than the product's average selling price (as publicly reported by the Medicare Part B program), creating the potential for inappropriate reimbursement incentives to influence the dispensing decisions of providers. In July 2007, the U.S. House of Representatives released draft legislation as part of the State Children's Health Insurance Program reauthorization that includes language addressing the Medicare Part B reimbursement scenario that may potentially impact physician prescribing decisions based upon financial incentives. The draft legislation provides that XOPENEX Inhalation Solution and generic albuterol will be paid at the lower of their respective stand-alone average selling prices or the blended XOPENEX Inhalation Solution/generic albuterol average selling price. For generic albuterol, this will lower the reimbursement Medicare pays for the product to its stand-alone average selling price. For XOPENEX Inhalation Solution, reimbursement will continue to be paid at the blended XOPENEX/generic albuterol average selling price. Medicare Part B reimbursement rates are updated quarterly. Should the proposed legislative change become law, it will be effective on January 1, 2008. The impact of this potential legislative action on XOPENEX Inhalation Solution revenues in the Medicare market in 2008 is not yet known.

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

        We filed a J Code application, for BROVANA in January 2007, and it was accepted by CMS as part of the 2008 coding cycle review. In April 2007, CMS announced that its preliminary determination on the BROVANA J Code application was favorable and CMS recommended that BROVANA be awarded a unique J Code. The final decision on the BROVANA J Code application is expected in November 2007. If BROVANA is awarded a unique J Code by CMS in November 2007, it would become effective on January 1, 2008. In April 2007, CMS informed us that the scope of the NCA includes BROVANA. As stated above, CMS announced that it was deferring its coverage determination, including any determination for long-acting beta-agonists like BROVANA, to the DME-PSCs. On June 13, 2007, the DME-PSCs published an article detailing the coverage criteria for BROVANA. The article also stated that, for the remainder of 2007, BROVANA would be reimbursed under Medicare Part B pursuant to a miscellaneous or "not otherwise classified" reimbursement code. Unless otherwise modified by the DME-PSCs, the coverage criteria established for BROVANA in the above-referenced article will remain in effect under the miscellaneous reimbursement code and any unique J Code that is awarded for the product. We have initiated a contracting strategy with retail and home health care pharmacy providers for BROVANA that is intended to ensure the availability of the product for Medicare patients. If the contracting strategy for BROVANA is not successful or if the coverage policies established by the DME-PSCs for the product are viewed by physicians and providers as too restrictive, revenue growth from sales of BROVANA in the Medicare market will be materially adversely affected.

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

        In August 2006, we were notified that several ANDAs containing Paragraph IV certifications had been received by the FDA seeking approval of generic versions of certain of Schering-Plough's CLARINEX products. In June 2007, we received notification that the FDA had received an ANDA from Glenmark, seeking approval of a generic version of Schering-Plough's 5 mg tablets of CLARINEX brand desloratadine. Glenmark's submission includes a Paragraph IV certification alleging that our patents that Schering-Plough (as licensee of such patents) listed in the Orange Book for its CLARINEX brand desloratadine are invalid, unenforceable or not infringed by the generic version for which Glenmark is seeking approval. In July 2007, we and the University of Massachusetts, co-owners of certain patents listed in the Orange Book, filed a civil action against Glenmark for patent infringement.

        In July 2007, we received notification that the FDA had received an ANDA from Sun Pharmaceutical Industries, Ltd., seeking approval of a generic version of Schering-Plough's 5 mg tablets of CLARINEX brand desloratadine. Sun Pharmaceutical Industries, Ltd.'s submission includes a Paragraph IV certification alleging that our patents listed by Schering-Plough (as licensee of such patents) in the Orange Book for CLARINEX brand desloratadine are invalid and/or unenforceable, or are not infringed by the generic version for which Sun Pharmaceutical Industries, Ltd. is seeking approval. We are contemplating filing a civil action against Sun Pharmaceuticals Industries, Ltd. for patent infringement. If patent based exclusivity for CLARINEX is lost in any of these cases, Schering-Plough will have no obligation to pay royalties to us on the U.S. sales of CLARINEX products.

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

        If any of our trademarks, or our use of any of our trademarks on our products, is challenged, we may be forced to rename the affected product or product candidate, which could be costly and time consuming, and would result in the loss of any brand equity associated with the product name. In September 2006, Tharos filed suit against us in the United States District Court, District of Utah, Central Division, alleging trademark infringement, dilution, unfair competition, false advertising and false designation of origin arising out of our use of our silk luna moth design in connection with LUNESTA. Tharos seeks unspecified monetary damages and to enjoin our use of the silk luna moth design. In October 2006, we filed a motion to dismiss Tharos' claims. On February 9, 2007, the court granted our motion in respect of the state unfair competition claims and denied it in respect of Tharos' other claims. On March 6, 2007, we filed an Answer to Tharos' Complaint. In addition, we filed counterclaims against Tharos for cancellation of Tharos' alleged trademark and for false advertising. We continue to defend our trademark in this litigation but we are unable at this stage to predict its ultimate resolution.

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

For	Against	Abstain	Broker Non-Votes
58,230,705	20,976,410	66,021	12,481,867
  3.
  To ratify the selection of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the current fiscal year.

For	Against	Abstain
91,370,689	309,294	75,019

ITEM 5.    NONE

ITEM 6.    EXHIBITS

10.1	*	2000 Stock Incentive Plan, as amended.
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Previously filed

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEPRACOR INC.
Date: May 7, 2008	By:	/s/ ADRIAN ADAMS Adrian Adams President and Chief Executive Officer (Principal Executive Officer)
Date: May 7, 2008	By:	/s/ ROBERT F. SCUMACI Robert F. Scumaci Executive Vice President, Corporate Finance, Administration and Technical Operations and Treasurer (Principal Accounting Officer)

Exhibit Index

Exhibit No.		Description
10.1	*	2000 Stock Incentive Plan, as amended.
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Previously filed

QuickLinks

EXPLANATORY NOTE Restatement of Consolidated Financial Statements
SEPRACOR INC. INDEX
SEPRACOR INC. CONSOLIDATED BALANCE SHEETS (In Thousands)
SEPRACOR INC. CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (In Thousands, Except Per Share Amounts)
SEPRACOR INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (In Thousands)
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (RESTATED AND UNAUDITED)
PART II OTHER INFORMATION
SIGNATURES
Exhibit Index