Form 10-Q/A
period 2007-09-30
SEPRACOR INC /DE/
filed 2008-05-07
CIK 877357

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

        The number of shares outstanding of the registrant's class of Common Stock as of October 31, 2007 was: 107,442,154 shares.

EXPLANATORY NOTE

Restatement of Consolidated Financial Statements

        We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2007, originally filed on November 9, 2007, which we refer to as the September 30, 2007 Form 10-Q, to restate our unaudited, condensed consolidated financial statements as of and for the three and nine months ended September 30, 2007 and 2006. Please refer to Note 12 to the accompanying unaudited, condensed consolidated financial statements for additional information.

        As announced in our Current Report on Form 8-K, which we filed with the Securities and Exchange Commission, or SEC, on January 28, 2008, we concluded that our previously filed financial statements, which include our unaudited, condensed consolidated financial statements filed in our September 30, 2007 Form 10-Q, should no longer be relied upon due to matters relating to our government pricing discussed in this Explanatory Note and Note 12 "Restatement of Financial Statements Based on Review of Government Pricing" to our unaudited, condensed consolidated financial statements included in this report and elsewhere in this Form 10-Q/A.

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

        As a result of this matter, our management, with the oversight of our Audit Committee, is reviewing our government pricing activities affected by the material weakness described below. The aggregate amount by which we have reduced revenues as a result of the matter discussed above in all affected periods through the filing of our annual report on Form 10-K for the year ended December 31, 2007 is $60.2 million. The aggregate amount by which we have reduced revenues in the fiscal years ended December 31, 2006, 2005, 2004, 2003 and 2002 is approximately $13.4 million, $19.8 million, $7.8 million, $8.0 million and $3.0 million, respectively. The amount by which we have reduced revenues for the three and nine months ended September 30, 2007 and 2006 is $3.2 million and $8.3 million and $2.5 million and $9.5 million, respectively. Included in the accumulated deficit balance at January 1, 2006 is the cumulative impact of $38.6 million in reduced revenue.

        The amounts by which we have reduced revenues for contingent rebates were based on management's best estimates and assumptions made prior to any concurrence by CMS. These amounts may change as a result of future interactions with CMS and we cannot be certain that we have not overestimated the amount of additional rebates we may be required to pay, that the amount of any additional rebate payments or other payments we may owe will not exceed our current estimates, or that we will not be subject to fines, penalties or interest. The restatement and its impact on the fiscal year ended December 31, 2006 is discussed in more detail in Note 12 to our unaudited, condensed consolidated financial statements, which are included herein.

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

Identification of Material Weakness

        In connection with the restatement of our Medicaid rebate reserve, we identified a material weakness in our disclosure controls and procedures and internal controls over financial reporting as of September 30, 2007 and reported those to our Audit Committee. The material weakness, which is further described below in Item 4 of this Form 10-Q/A, resulted in the restatement of our prior period financial information included in this report.

        For the convenience of the reader, this Form 10-Q/A restates the September 30, 2007 Form 10-Q in its entirety. However, we have not modified or updated disclosures presented in the September 30, 2007 Form 10-Q in this Form 10-Q/A, except as required to reflect the effects of the matters discussed above. Accordingly, this Form 10-Q/A does not reflect events occurring after the filing of the September 30, 2007 Form 10-Q or modify or update those disclosures affected by subsequent events or discoveries. Therefore, this Form 10-Q/A should be read in conjunction with our Annual Report on Form 10-K for the period ended December 31, 2007 and the filings subsequent thereto that we have made with the SEC. Accordingly, we have amended disclosures, to the extent relevant, in only the following items:

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

SEPRACOR INC.

INDEX

SEPRACOR INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands)

	September 30, 2007	December 31, 2006
	(Unaudited and as restated)	(as restated)
Assets
Current assets:
Cash and cash equivalents	$387,241	$415,411
Short-term investments	324,777	568,037
Accounts receivable, net	154,486	175,103
Inventories	49,459	37,087
Other assets	31,407	25,390

Total current assets	947,370	1,221,028
Long-term investments	220,284	182,876
Property and equipment, net	85,231	72,811
Investment in affiliate	4,344	5,107
Deferred financing costs and patents, net	8,566	11,881
Other assets	81	90

Total assets	$1,265,876	$1,493,793

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$17,240	$10,751
Accrued expenses	123,948	113,099
Current portion of notes payable and capital lease obligation	1,199	385
Current portion of convertible subordinated debt	—	440,000
Product sales allowances and reserves	197,347	167,631
Other current liabilities	164	230

Total current liabilities	339,898	732,096
Notes payable and capital lease obligation	2,225	693
Long-term deferred revenue	24,794	—
Convertible subordinated debt	720,820	720,820

Total liabilities	1,087,737	1,453,609

Stockholders' equity:
Preferred stock, $1.00 par value, 1,000 shares authorized; none outstanding at September 30, 2007 and December 31, 2006	—	—
Common stock, $.10 par value, 240,000 shares authorized at September 30, 2007 and December 31, 2006; 111,679 and 110,040 shares issued, 107,418 and 105,779 shares outstanding, at September 30, 2007 and December 31, 2006, respectively	11,168	11,004
Treasury stock, at cost (4,261 shares at September 30, 2007 and December 31, 2006)	(232,028)	(232,028)
Additional paid-in capital	1,848,379	1,788,417
Accumulated deficit	(1,466,715)	(1,530,049)
Accumulated other comprehensive income	17,335	2,840

Total stockholders' equity	178,139	40,184

Total liabilities and stockholders' equity	$1,265,876	$1,493,793

The accompanying notes are an integral part of the condensed consolidated financial statements.

SEPRACOR INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands)

SEPRACOR INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In Thousands, Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
	(as restated)	(as restated)	(as restated)	(as restated)
Revenues:
Product sales	$271,837	$277,620	$853,726	$804,509
Royalties and license fees	8,921	9,210	31,524	25,362

Total revenues	280,758	286,830	885,250	829,871

Costs and expenses:
Cost of product sold	26,226	24,554	82,719	70,780
Cost of royalties	194	327	849	769
Research and development	49,025	35,520	135,184	121,149
Selling, marketing and distribution	154,648	151,154	538,282	523,750
General and administrative	20,477	19,285	58,666	51,880
Litigation settlement, net	—	—	34,000	—

Total costs and expenses	250,570	230,840	849,700	768,328

Income from operations	30,188	55,990	35,550	61,543
Other income (expense):
Interest income	11,173	12,319	34,882	33,103
Interest expense	(88)	(5,538)	(2,958)	(16,632)
Equity in investee losses	(37)	(212)	(441)	(565)
Other expense	(621)	(9)	(907)	(321)

Income before income taxes	40,615	62,550	66,126	77,128
Income taxes	907	585	2,792	1,126

Net income after income taxes	$39,708	$61,965	$63,334	$76,002

Basic net income per common share	$0. 37	$0.59	$0.59	$0.73

Diluted net income per common share	$0.34	$0. 54	$0.54	$0.66

Shares used in computing basic and diluted net income per common share:
Basic	107,318	104,991	106,628	104,627
Diluted	116,033	115,694	116,508	115,447

The accompanying notes are an integral part of the condensed consolidated financial statements.

SEPRACOR INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	Nine Months Ended
	September 30, 2007	September 30, 2006
	(as restated)	(as restated)
Cash flows from operating activities:
Net income	$63,334	$76,002
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,178	15,259
Equity in investee losses	441	565
Stock compensation	27,926	31,371
Loss (gain) on asset disposal	218	(137)
Changes in operating assets and liabilities:
Accounts receivable	20,617	(47,292)
Inventories	(11,119)	(9,312)
Other current assets	(5,848)	(4,426)
Accounts payable	6,426	6,288
Accrued expenses	10,699	(82,945)
Product sales allowances and reserves	29,716	33,340
Other liabilities	24,729	24

Net cash provided by operating activities	182,317	18,737

Cash flows from investing activities:
Purchases of short and long-term investments	(730,355)	(915,978)
Sales and maturities of short and long-term investments	947,885	839,405
Additions to property and equipment	(19,739)	(11,929)
Proceeds from sales of equipment	—	150
Investment in non-affiliate	—	(8,939)

Net cash provided by (used in) investing activities	197,791	(97,291)

Cash flows from financing activities:
Net proceeds from issuance of common stock	32,200	18,694
Repayments of long-term debt and capital leases	(440,877)	(1,717)

Net cash provided by (used in) financing activities	(408,677)	16,977

Effect of exchange rate changes on cash and cash equivalents	399	89

Net decrease in cash and cash equivalents	(28,170)	(61,488)
Cash and cash equivalents at beginning of period	415,411	178,144

Cash and cash equivalents at end of period	$387,241	$116,656

Supplemental schedule of cash flow information:
Cash paid during the period for interest	$11,148	$22,043
Cash paid during the period for income taxes	$3,976	$234
Non cash activities:
Additions to capital leases	$3,260	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Restated and Unaudited)

        We restated our condensed consolidated interim financial statements for the periods ended September 30, 2007 and 2006 to reduce the amount of product revenue earned during such periods due to matters related to government pricing discussed in Note 12 "Restatement of Financial Statements Based on Review of Government Pricing."

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

3.    Basic and Diluted Earnings Per Common Share

        Basic earnings per share, or EPS, excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS is based upon the weighted average number of common shares outstanding during the period plus the additional weighted average potential common shares during the period. Potential common shares result from the assumed

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

(Restated and Unaudited)

3.    Basic and Diluted Earnings Per Common Share (Continued)

conversion of convertible subordinated debt and the assumed exercise of outstanding stock options, the proceeds of which are then assumed to have been used to repurchase outstanding stock options using the treasury stock method. Potential common shares are not included in the per share calculation when the effect of their inclusion would be anti-dilutive.

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

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
	(in thousands)
	(as restated)		(as restated)
Comprehensive income:
Net income	$39,708	$61,965	$63,334	$76,002
Net foreign currency translation adjustment	1,294	93	3,138	774
Net unrealized gain (loss) on available-for-sale securities	2,491	(8)	11,357	(3,872)

Total comprehensive income	$43,493	$62,050	$77,829	$72,904

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

        For our 1.25 mg/0.5 mL XOPENEX Inhalation Solution concentrate, we believe that Dey L.P. is the first filer and potentially entitled to 180-days of semi-exclusivity for that concentration. The 30 month stay against Dey L.P.'s ANDA for that concentration expires on or about February 14, 2009.

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

  Desloratadine Abbreviated New Drug Applications

        In June 2007, we received notification that the FDA had received an ANDA from Glenmark Pharmaceuticals, Ltd. and Glenmark Pharmaceuticals, Inc., USA, which we refer to collectively as Glenmark, seeking approval of a generic version of Schering-Plough Corporation, or Schering-Plough's, 5 mg tablets of CLARINEX® (desloratadine). Glenmark's submission includes a Paragraph IV certification alleging that our patents that Schering-Plough (as licensee of such patents) listed in the Orange Book for its CLARINEX are invalid, unenforceable or not infringed by the generic version for which Glenmark is seeking approval. In July 2007, we and the University of Massachusetts, co-owners of certain patents listed in the Orange Book, filed a civil action in the United States District Court for the District of New Jersey against Glenmark for patent infringement, C.A. No. 07-3385.

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

        In August 2007, we received notification that the FDA had received an ANDA from Orchid Chemicals & Pharmaceuticals Ltd., or Orchid, seeking approval of a generic version of Schering-Plough's 5 mg tablets, and 2.5 and 5 mg orally disintegrating tablets of CLARINEX. Orchid's submission includes a Paragraph IV certification alleging that our patents listed by Schering-Plough (as licensee of such patents) in the Orange Book for CLARINEX are invalid, unenforceable or not infringed by the generic version for which Orchid is seeking approval. In October 2007, we and the University of Massachusetts filed a civil action in the United States District Court for the District of New Jersey against Orchid for patent infringement, C.A. No. 07-4623.

        In September 2007, we received notification that the FDA had received ANDAs from Mylan Pharmaceuticals, Inc., or Mylan, Lupin Limited, or Lupin, and Perrigo R & D Company, or Perrigo, seeking approval of a generic version of Schering-Plough's 5 mg tablets of CLARINEX, and from Dr. Reddy's Laboratories, or Dr. Reddy's, seeking approval of a generic version of Schering-Plough's 2.5/120 mg tablets of CLARINEX-D 12 hour desloratadine and pseudoephedrine extended release tablets. The submissions by these parties include Paragraph IV certifications alleging that certain patents listed by Schering-Plough (as licensee of such patents) in the Orange Book for CLARINEX are invalid, unenforceable or not infringed by the generic versions for which these parties are seeking approval. In October 2007, we and the University of Massachusetts filed civil actions in the United States District Court for the District of New Jersey against Mylan, Lupin, Perrigo and Dr. Reddy's for patent infringement, C.A. No. 3:07-cv-05017, C.A. No. 3:07-cv-05265, C.A. No. 3:07-cv-05136 and C.A. No. 3:07-cv-05001, respectively.

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

12.  Restatement of Financial Statements Based on Review of Government Pricing

        Subsequent to the filing of our Quarterly Report on Form 10-Q for the period ended September 30, 2007, we concluded that based on our review of our government price reporting, we would need to restate our interim financial statements for the three and nine months ended September 30, 2007 and 2006.

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

        Under the Medicaid rebate program, we are obligated to pay a rebate to each participating State Medicaid program for each unit of product reimbursed by Medicaid. The amount of the rebate is set

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

(Restated and Unaudited)

12.  Restatement of Financial Statements Based on Review of Government Pricing (Continued)

by law as the greater of (a) 15.1% of the average manufacturer price, which is referred to as AMP, or (b) the difference between AMP and the Medicaid best price, which is the lowest price available from us to any customer not excluded by law from that determination. The determination of whether a new best price was set is uncertain and is a matter of judgment that will be subject to disclosure to Centers for Medicare and Medicaid Services, or CMS. In January 2008, we notified CMS of the possible errors in our Medicaid best price. A determination of the actual amount of payments required may change as a result of future interactions with CMS and we cannot be certain that we will not be subject to fines, penalties and interest.

        The aggregate amount by which we have reduced revenue for contingent rebates in periods through December 31, 2006 is approximately $52.0 million. The amount by which we have reduced revenues for the three and nine months ended September 30, 2007 and 2006 is $3.2 million and $8.3 million and $2.5 million and $9.5 million, respectively.

        The following tables set forth the effects of the restatement on certain line items within our unaudited, condensed consolidated statements of operations for the three and nine months ended September 30, 2007 and 2006, and consolidated balance sheets as of September 30, 2007 and December 31, 2006.

	Three Months Ended September 30,		Nine Months Ended September 30,
Consolidated Statement of Operations changes:
	2007	2006	2007	2006
	(in thousands, except per share data)
Consolidated Statement of Operations changes:
Product sales
As previously reported	$275,024	$280,086	$861,983	$814,018
As restated	$271,837	$277,620	$853,726	$804,509
Income (loss) from operations
As previously reported	$33,375	$58,456	$43,807	$71,052
As restated	$30,188	$55,990	$35,550	$61,543
Income before income taxes
As previously reported	$43,802	$65,016	$74,383	$86,637
As restated	$40,615	$62,550	$66,126	$77,128
Net income
As previously reported	$42,895	$64,431	$71,591	$85,511
As restated	$39,708	$61,965	$63,334	$76,002
Basic net income per common share
As previously reported	$0.40	$0.61	$0.67	$0.82
As restated	$0.37	$0.59	$0.59	$0.73
Diluted net income per common share
As previously reported	$0.37	$0.56	$0.61	$0.74
As restated	$0.34	$0.54	$0.54	$0.66

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

(Restated and Unaudited)

12.  Restatement of Financial Statements Based on Review of Government Pricing (Continued)

	As of September 30, 2007	As of December 31, 2006
	(in thousands)	(in thousands)
Consolidated Balance Sheet changes:
Product sales allowances and reserves
As previously reported	$137,106	$115,647
As restated	$197,347	$167,631
Stockholders' Equity
As previously reported	$238,380	$92,168
As restated	$178,139	$40,184

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

        We have amended Note 7 appearing herein to reflect the effects of the matters discussed in this Note 12.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Restatement of Financial Statements Based on Review of Government Pricing

        In January 2008, we concluded that our previously filed unaudited, condensed interim financial statements as of and for the three and nine months ended September 30, 2007 and 2006 should no longer be relied upon due to matters relating to our government pricing.

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

        The amounts by which we have reduced revenues for contingent rebates were based on management's best estimates and assumptions made prior to any concurrence by CMS. These amounts may change as a result of future interactions with CMS and we cannot be certain that we have not overestimated the amount of additional rebates we may be required to pay, that the amount of any additional rebate payments or other payments we may owe will not exceed our current estimates, or that we will not be subject to fines, penalties or interest. The restatement and its impact on the three and nine months ended September 30, 2007 and 2006, and on the fiscal year ended December 31, 2006 is discussed in more detail in Note 12 to our unaudited, condensed consolidated interim financial statements, which are included herein.

        The discussion and analysis set forth in this Item 2 has been amended to reflect the restatement as described in the Explanatory Note at the beginning of this Quarterly Report on Form 10-Q/A and in Note 12 to our unaudited, condensed consolidated interim financial statements The amount by which we have reduced revenues for the three months ended September 30, 2007 and 2006 is $3.2 million and $2.5 million, respectively.

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

Three Month Periods ended September 30, 2007 and 2006 (Restated)

Revenues

        Product sales were $271.8 million and $277.6 million for the three months ended September 30, 2007 and 2006, respectively, a decrease of approximately 2%.

        Sales of XOPENEX Inhalation Solution were $91.6 million and $123.4 million for the three months ended September 30, 2007 and 2006, respectively, a decrease of approximately 26%. The decrease was primarily due to a decrease in the number of units sold of approximately 15%, and a 13% decrease in the net selling price as a result of a higher rate of sales discounts and allowances during the three months ended September 30, 2007, primarily related to an increase in Medicare Part B government rebates as a result of the CMS bundling decision, which created a new reimbursement code for XOPENEX Inhalation Solution. The decrease in net selling price was partially offset by (i) a gross price increase that occurred in July 2007, and, (ii) a decrease in wholesaler fee-for-service charges resulting from credits earned due to the gross price increase. In the three months ended September 30, 2006, we reversed a $4.1 million reserve related to TRICARE Pharmacy Benefits Program government rebate, which was based on a U.S. Federal Court of Appeals ruling in September 2006 that pharmaceutical manufacturers are not required to reimburse on drugs purchased through the TRICARE Program. Adjustments recorded to gross sales are further disclosed below under the heading "Analysis of gross sales to net sales."

        Sales of XOPENEX HFA were $17.1 million and $13.1 million for the three months ended September 30, 2007 and 2006, respectively, an increase of approximately 31%. The increase is due in part to a 44% increase in the net selling price, which is primarily related to fewer units sold in the three months ended September 30, 2007 under a government contract with the Department of Veterans Affairs, or VA, as compared to the same period in 2006. This increase in net selling price was partially offset by a decrease in the number of units sold of approximately 10% and an increase in Medicaid government rebates, as well as an increase in product coupons distributed. Adjustments recorded to gross sales are further disclosed below under the heading "Analysis of gross sales to net sales."

        Sales of BROVANA were $2.4 million and $0 for the three months ended September 30, 2007 and 2006, respectively. We introduced BROVANA commercially in April 2007. Adjustments recorded to gross sales are disclosed below under the heading "Analysis of gross sales to net sales."

        Sales of LUNESTA were $160.7 million and $141.1 million for the three months ended September 30, 2007 and 2006, respectively, an increase of approximately 14%. The increase is primarily the result of a 19% increase in the gross selling price, which yielded an increase of approximately 10% in the net selling price due to a higher rate of sales discounts and allowances, particularly with respect to Medicare Part D government rebates and managed care commercial discounts. The increase was also the result of an increase in the number of units sold of approximately 3%. In the three months ended September 30, 2006, we reversed a $4.1 million reserve related to TRICARE Pharmacy Benefits Program government rebate, which was based on a U.S. Federal Court of Appeals ruling in September 2006 that pharmaceutical manufacturers are not required to reimburse on drugs purchased through the TRICARE Program. Adjustments recorded to gross sales are further disclosed below under the heading "Analysis of gross sales to net sales."

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

	For the Three Months Ended September 30,
	2007	% of Sales	2006	% of Sales	$ Change	% Change
	(dollars in thousands) (as restated)
Gross sales	$372,412	100.0%	$349,015	100.0%	$23,397	7%
Adjustments to gross sales:
Payment term discounts	7,474	2.0%	7,010	2.0%	464	7%
Wholesaler fee-for-service	7,012	1.9%	11,487	3.3%	(4,475)	(39)%
Government and commercial rebates and discounts	71,817	19.3%	47,791	13.7%	24,026	50%
Returns	8,231	2.2%	4,141	1.2%	4,090	99%
Other (includes product introduction discounts)	6,041	1.6%	966	0.3%	5,075	525%

Sub-total adjustments	100,575	27.0%	71,395	20.5%	29,180	41%

Net sales	$271,837	73.0%	$277,620	79.5%	$(5,783)	(2)%

(1)
For the three months ended September 30, 2007, as a result of the restatement, the dollar value of government rebates and contractual discounts increased by $3.2 million and, as a percentage of net sales, increased from 18.4% to 19.3%.

(2)
For the three months ended September 30, 2006, as a result of the restatement, the dollar value of government rebates and contractual discounts increased by $2.5 million and, as a percentage of net sales, increased from 13.0% to 13.7%.

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

Nine Month Periods ended September 30, 2007 and 2006 (Restated)

Revenues

        Product sales were $853.7 million and $804.5 million for the nine months ended September 30, 2007 and 2006, respectively, an increase of approximately 6%.

        Sales of XOPENEX Inhalation Solution were $344.7 million for the nine months ended September 30, 2007 as compared to $366.7 million for the same period in 2006, a decrease of approximately 6%. The decrease is primarily due to a 1% decrease in number of units sold and a 5% decrease in the net selling price as a result of a higher rate of sales discounts and allowances during the nine months ended September 30, 2007, primarily related to an increase in Medicare Part B government rebates as a result of the CMS bundling decision, which created a new reimbursement code for XOPENEX Inhalation Solution, and an increase in Medicaid government rebates. The decrease in net selling price was partially offset by (i) a gross price increase that occurred in July 2007, and (ii) a decrease in wholesaler fee-for-service charges resulting from credits earned due to the gross price increase. In the nine months ended September 30, 2006, we reversed a $3.1 million reserve related to TRICARE Pharmacy Benefits Program government rebate, which was based on a U.S. Federal Court of Appeals ruling in September 2006 that pharmaceutical manufacturers are not required to reimburse on drugs purchased through the TRICARE Program. Adjustments recorded to gross sales are further disclosed below under the heading "Analysis of gross sales to net sales."

        Sales of XOPENEX HFA were $50.0 million for the nine months ended September 30, 2007 as compared to $20.0 million for the same period in 2006, an increase of approximately 149%. The increase is due to a 75% increase in the number of units sold, and a 43% increase in the net selling price, which is primarily related to fewer units sold in the nine months ended September 30, 2007 under a government contract with the VA as compared to the same period in 2006. This increase in net selling price was adversely affected by an increase in Medicaid government rebates, as well as an increase in managed care commercial discounts. Adjustments recorded to gross sales are further disclosed below under the heading "Analysis of gross sales to net sales."

        Sales of BROVANA were $7.9 million for the nine months ended September 30, 2007, as compared to $0 for the same period in 2006. We introduced BROVANA commercially in April 2007. Adjustments recorded to gross sales are disclosed below under the heading "Analysis of gross sales to net sales."

        Sales of LUNESTA were $451.1 million and $417.8 million for the nine months ended September 30, 2007 and 2006, respectively, an increase of approximately 8%. The increase is primarily the result of a 13% increase in the gross selling price, which yielded an increase of approximately 7% in the net selling price due to a higher rate of sales discounts and allowances, particularly with respect to Medicare Part D government rebates and managed care commercial discounts. Partially offsetting these increases in sales discounts and allowances was a decrease in wholesaler fee-for-service charges primarily related to credits earned due to the gross price increase in June 2007. In the nine months ended September 30, 2006, we reversed a $2.6 million reserve related to TRICARE Pharmacy Benefits Program government rebate, which was based on a U.S. Federal Court of Appeals ruling in September 2006 that pharmaceutical manufacturers are not required to reimburse on drugs purchased through the TRICARE Program. Adjustments recorded to gross sales are further disclosed below under the heading "Analysis of gross sales to net sales."

        Analysis of gross sales to net sales—The following table presents the adjustments deducted from gross sales to arrive at net sales:

	For the Nine Months Ended September 30,
	2007	% of sales	2006	% of sales	$ Change	% Change
	(dollars in thousands) (as restated)
Gross sales	$1,121,158	100.0%	$987,722	100.0%	$133,436	14%
Adjustments to gross sales:
Payment term discounts	22,440	2.0%	20,309	2.1%	2,131	10%
Wholesaler fee for service	20,874	1.9%	27,339	2.8%	(6,465)	(24)%
Government and commercial rebates and discounts	194,521	17.4%	118,439	12.0%	76,082	64%
Returns	17,181	1.5%	14,691	1.5%	2,490	17%
Other (includes product introduction discounts)	12,416	1.1%	2,435	0.2%	9,981	410%

Sub-total adjustments	267,432	23.9%	183,213	18.6%	84,219	46%

Net sales	$853,726	76.1%	$804,509	81.4%	$49,217	6%

(1)
For the nine months ended September 30, 2007, as a result of the restatement, the dollar value of government rebates and contractual discounts increased by $8.3 million and, as a percentage of net sales, increased from 16.6% to 17.4%.

(2)
For the nine months ended September 30, 2006, as a result of the restatement, the dollar value of government rebates and contractual discounts increased by $9.5 million and, as a percentage of net sales, increased from 11.0% to 12.0%.

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

Research and Development

        Research and development expenses were $135.2 million and $121.1 million for the nine months ended September 30, 2007 and 2006, respectively, an increase of approximately 12%. The increase is primarily due to greater spending on our BROVANA Phase IV program, further research and development expenses for our Phase I and Phase II programs, as well as an increase in non-project-

specific personnel-related expenses. These increases were offset by a decrease in spending on our XOPENEX HFA MDI formulation.

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

        Net cash provided by operating activities for the nine months ended September 30, 2007 was $182.3 million, which includes net income of $63.3 million. Our net income includes non-cash charges of $43.7 million, consisting primarily of stock compensation and depreciation and amortization expense. Accounts receivable decreased by $20.6 million primarily due to timing of product sales. Inventory on hand increased by $11.1 million as a result of efforts to increase the number of days inventory on hand of XOPENEX HFA. Other current assets increased by $5.8 million, which is primarily attributable to an increase in prepaid expenses off set by a decline in interest receivable. Accounts payable increased by $6.4 million primarily due to timing of vendor payments. Accrued expenses increased by $10.7 million primarily due to (i) the timing of personnel-related expenses, (ii) increased legal and research and development expenses, (iii) increased expenses relating to the expansion of commercial production lines primarily associated with BROVANA, and (iv) a decline in accrued interest as a result of the February 2007 payment in full of our 5% convertible subordinated debentures. Product sales allowances and reserves increased $29.7 million primarily due to product revenue rebates related to LUNESTA and XOPENEX Inhalation Solutions product sales. Other current liabilities increased by $24.7 million primarily due to an increase in deferred revenues.

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

  •
  royalties from agreements with parties to which we have licensed our technology; and

  •
  the outcome of pending litigation, including litigation related to generic competition and/or the informal Securities and Exchange Commission, or SEC, inquiry, or the "at risk" launch of generic versions of our product.

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

        Product sales allowances and reserves—The following table summarizes activity in each of our product sales allowances and reserve categories for the nine months ended September 30, 2007:

	Payment Terms Discount	Wholesaler Fee for Service	Government and Commercial Rebates and Discounts	Returns	Other Discounts	Total
	(in thousands)
Balance at December 31, 2006 (as restated)	$(4,351)	$(16,669)	$(126,233)	$(23,218)	$(1,511)	$(171,982)
Current provision:
Current year	(22,440)	(21,331)	(193,884)	(17,181)	(12,856)	(267,692)
Prior year	—	457	(637)	—	440	260

Total	(22,440)	(20,874)	(194,521)	(17,181)	(12,416)	(267,432)

Actual:
Current year	19,209	15,504	97,620	517	9,558	142,408
Prior year	4,378	14,123	56,813	20,552	589	96,455

Total	23,587	29,627	154,433	21,069	10,147	238,863

Balance at September 30, 2007 (as restated)	$(3,204)	$(7,916)	$(166,321)	$(19,330)	$(3,780)	$(200,551)

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

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Our management has re-evaluated, under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer, and Executive Vice President, Corporate Finance, Administration and Technical Operations, the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007. The term "disclosure controls and procedures," as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed in the reports that the company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the re-evaluation and the identification of the material weakness in internal control over financial reporting described below, the Chief Executive Officer, the Chief Financial Officer and the Executive Vice President, Corporate Finance, Administration and Technical Operations, have concluded that, as of September 30, 2007, our disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

        There has been no change in our internal control over financial reporting during our quarter ended September 30, 2007 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

        For our 1.25 mg/0.5 mL XOPENEX Inhalation Solution concentrate, we believe that Dey L.P. is the first filer and potentially entitled to 180-days of semi-exclusivity for that concentration. The 30 month stay against Dey L.P.'s ANDA for that concentration expires on or about February 14, 2009.

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

        In August 2007, we received notification that the FDA had received an ANDA from Orchid Chemicals & Pharmaceuticals Ltd., or Orchid, seeking approval of a generic version of Schering-Plough's 5 mg tablets, and 2.5 and 5 mg orally disintegrating tablets of CLARINEX. Orchid's submission includes a Paragraph IV certification alleging that our patents listed by Schering-Plough (as licensee of such patents) in the Orange Book for CLARINEX are invalid, unenforceable or not infringed by the generic version for which Orchid is seeking approval. In October 2007, we and the University of Massachusetts filed a civil action in the United States District Court for the District of New Jersey against Orchid for patent infringement, C.A. No. 07-4623.

        In September 2007, we received notification that the FDA had received ANDAs from Mylan Pharmaceuticals, Inc., or Mylan, Lupin Limited, or Lupin, and Perrigo R & D Company, or Perrigo, seeking approval of a generic version of Schering-Plough's 5 mg tablets of CLARINEX, and from Dr. Reddy's Laboratories, or Dr. Reddy's, seeking approval of a generic version of Schering-Plough's 2.5/120 mg tablets of CLARINEX-D 12 hour desloratadine and pseudoephedrine extended release tablets. The submissions by these parties include Paragraph IV certifications alleging that certain patents listed by Schering-Plough (as licensee of such patents) in the Orange Book for CLARINEX are invalid, unenforceable or not infringed by the generic versions for which these parties are seeking approval. In October 2007, we and the University of Massachusetts filed civil actions in the United States District Court for the District of New Jersey against Mylan, Lupin, Perrigo and Dr. Reddy's for patent infringement, C.A. No. 3:07-cv-05017, C.A. No. 3:07-cv-05265, C.A. No. 3:07-cv-05136 and C.A. No. 3:07-cv-05001, respectively.

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

  •
  a finding that our patents are invalid or unenforceable or that generic versions of our products do not infringe our products or the "at risk" launch of generic versions of our products;

  •
  the price of the product relative to other competing drugs or treatments;

  •
  private insurers, such as managed care organizations, adopting their own coverage restrictions or demanding price concessions in response to state, Federal or administrative action, such as CMS's bundling action;

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

        In May 2007, CMS announced that, based on its interpretation of the statutory language of the MMA, it was required to discontinue the unique reimbursement codes for XOPENEX Inhalation Solution and generic albuterol, which had been in place since January 2005, and bundled these products together in a newly created reimbursement code. As a result of this coding change, reimbursement for XOPENEX Inhalation Solution and generic albuterol is now based on the blended weighted average selling price for the two products, resulting in reimbursement for XOPENEX Inhalation Solution that is considerably lower than the product's published selling price for the product distribution channel. The new reimbursement rate became effective on July 1, 2007 and is subject to change quarterly based upon the respective contribution of commercial sales of XOPENEX Inhalation Solution and generic albuterol to the quarterly blended weighted average selling price calculation for the newly created reimbursement code. This quarterly average selling price calculation is mandated by the MMA. Revenues from the sale of XOPENEX Inhalation Solution have been, and we expect will continue to be, adversely affected on a comparable basis as a result of this change.

        The bundling action also resulted in an unintended increase in Medicare Part B reimbursement for generic albuterol, significantly higher than the product's average selling price (as publicly reported by the Medicare Part B program), creating the potential for inappropriate reimbursement incentives to influence the dispensing decisions of providers. In July 2007, the U.S. House of Representatives released draft legislation as part of the State Children's Health Insurance Program, or SCHIP, reauthorization that includes language addressing the Medicare Part B reimbursement scenario that may potentially impact physician prescribing decisions based upon financial incentives. The draft legislation provides that XOPENEX Inhalation Solution and generic albuterol will be paid at the lower of their respective stand-alone average selling prices or the blended XOPENEX Inhalation Solution/generic albuterol average selling price. The draft legislation was not part of the SCHIP reauthorization bill passed by Congress and vetoed by President Bush in September 2007. The language remains part of the Medicare Physician Fee Schedule corrections legislation currently pending in the House of Representatives and we are working to include comparable language in sister legislation being developed by the Senate. For generic albuterol, this will lower the reimbursement Medicare pays for the product to its stand-alone average selling price. For XOPENEX Inhalation Solution, reimbursement will continue to be paid at the blended XOPENEX Inhalation Solution/generic albuterol average selling price. Medicare Part B reimbursement rates are updated quarterly. The effective date of the legislation, if passed, is expected to be January 1, 2008, but could be later if the law is not passed and signed by President Bush prior to the end of 2008. The impact of this potential legislative action on XOPENEX Inhalation Solution revenues in the Medicare market in 2008 is not yet known.

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

  •
  a finding that our patents are invalid or unenforceable or that generic versions of our products do not infringe our products or the "at risk" launch of generic versions of our products;

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

        In May 2007, CMS announced that, based on its interpretation of the statutory language of the MMA, it was required to discontinue the unique reimbursement codes for XOPENEX Inhalation Solution and generic albuterol, which had been in place since January 2005, and bundled these products together in a newly created reimbursement code. As a result of this coding change, reimbursement for XOPENEX Inhalation Solution and generic albuterol is now based on the blended weighted average selling price for the two products, resulting in reimbursement for XOPENEX Inhalation Solution that is considerably lower than the product's published selling price for the product distribution channel. The new reimbursement rate became effective on July 1, 2007 and is subject to change quarterly based upon the respective contribution of commercial sales of XOPENEX Inhalation Solution and generic albuterol to the quarterly blended weighted average selling price calculation for the newly created reimbursement code. This quarterly average selling price calculation is mandated by the MMA. Revenues from the sale of XOPENEX Inhalation Solution have been, and we expect will continue to be, adversely affected on a comparable basis as a result of this change.

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

        Certain of Schering Plough's CLARINEX products for which we receive sales royalties are currently the subject of patent infringement litigation. In 2007, the FDA received ANDAs from (i) Glenmark, Sun, Orchid, Mylan, Dr. Reddy's, Lupin and Perrigo seeking approval of a generic version of CLARINEX 5 mg tablets, (ii) Orchid seeking approval of a generic version of CLARINEX 2.5 mg and 5 mg orally disintegrating tablets, and (iii) Dr. Reddy's and Anchen seeking approval of Schering Plough's 2.5/120 mg tablets of CLARINEX-D 12 hour desloratadine and pseudoephedrine extended release tablets. The submissions in 2007 include Paragraph IV certifications alleging that our patents, which Schering Plough (as licensee of such patents) listed in the Orange Book for these products, are invalid, unenforceable or not infringed by the submitter's proposed product. We and the University of Massachusetts, co-owners of certain patents listed in the Orange Book, filed civil actions against these parties, with the exception of Anchen, for patent infringement. We are currently contemplating filing a civil action against Anchen for patent infringement. We believe that all of these ANDAs are subject to a statutory stay of approval until June 21, 2009 based on previous litigation commenced by Schering-Plough against these parties in separate civil actions involving another patent.

        In June 2006, we were notified that Teva Pharmaceutical Industries Limited and Teva UK Limited, referred to collectively as Teva, filed a claim naming us as defendant in the United Kingdom's High Court of Justice, Chancery Division, Patents Court. The claim alleged that our two patents relating to fexofenandine hydrocloride, which we have licensed to sanofi-aventis in connection with its sale of ALLEGRA, were invalid and sought to have them invalidated. In October 2007, the court determined that certain claims of our patents are invalid and granted an order allowing the invalid claims to be deleted and both patents to be maintained in amended form. No appeal was filed and the decision is final. We do not believe this decision will adversely affect royalties we receive for ALLEGRA in the United Kingdom. If a similar action is brought and patent based exclusivity for ALLEGRA is lost in the United Kingdom or in any other jurisdiction, our rights to receive royalty revenue in any such jurisdiction will terminate.

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

ITEMS 2-5.    NONE

ITEM 6.    EXHIBITS

10.1	*	Amended and Restated Transition and Severance Agreement by and between the Registrant and W. James O'Shea dated September 7, 2007.
10.2	*	Employment Agreement by and between the Registrant and Mark Iwicki dated October 15, 2007.
10.3	*	Executive Retention Agreement by and between the Registrant and and Mark Iwicki dated October 15, 2007.
10.4	*†	Development, License and Commercialization Agreement dated September 11, 2007 by and between Registrant and Glaxo Group Limited, an affiliate of GlaxoSmithKline.
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Previously filed.

†
Confidential treatment has been requested as to certain portions, which portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEPRACOR INC.
Date: May 7, 2008	By:	/s/ ADRIAN ADAMS Adrian Adams President and Chief Executive Officer (Principal Executive Officer)
Date: May 7, 2008	By:	/s/ ROBERT F. SCUMACI Robert F. Scumaci Executive Vice President, Corporate Finance, Administration and Technical Operations and Treasurer (Principal Accounting Officer)

Exhibit Index

Exhibit No.		Description
10.1	*	Amended and Restated Transition and Severance Agreement by and between the Registrant and W. James O'Shea dated September 7, 2007.
10.2	*	Employment Agreement by and between the Registrant and Mark Iwicki dated October 15, 2007.
10.3	*	Executive Retention Agreement by and between the Registrant and Mark Iwicki dated October 15, 2007.
10.4	*†	Development, License and Commercialization Agreement dated September 11, 2007 by and between the Registrant and Glaxo Group Limited, an affiliate of GlaxoSmithKline.
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Previously filed.

†
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