Form 10-Q
period 2008-03-31
SEPRACOR INC /DE/
filed 2008-05-12
CIK 877357

Use these links to rapidly review the document
TABLE OF CONTENTS

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2008
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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        The number of shares outstanding of the registrant's class of Common Stock as of April 30, 2008 was 107,778,521 shares.

SEPRACOR INC.
INDEX

PART 1—FINANCIAL INFORMATION

Item 1.    Financial Statements

SEPRACOR INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

	March 31, 2008	December 31, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$462,182	$598,929
Short-term investments	242,507	292,659
Accounts receivable, net	216,846	159,644
Inventories	58,066	53,125
Other current assets	40,227	26,948

Total current assets	1,019,828	1,131,305
Long-term investments	128,869	174,031
Property and equipment, net	91,192	87,308
Investment in affiliate	4,044	4,313
Deferred financing costs, net	6,112	7,071
Intangible assets, net	108,999	501
Other assets	17,317	197

Total assets	$1,376,361	$1,404,726

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$30,981	$17,317
Accrued expenses	133,988	210,109
Current portion of notes payable and capital lease obligation	1,124	1,162
Current portion of convertible subordinated debt	72,800	72,800
Product sales allowances and reserves	252,321	245,839
Other current liabilities	1,438	6,887

Total current liabilities	492,652	554,114
Notes payable and capital lease obligation	1,187	1,443
Convertible subordinated debt	648,020	648,020
Other liabilities	42,606	24,736

Total liabilities	1,184,465	1,228,313

Stockholders' equity:
Preferred stock, $1.00 par value, 1,000 shares authorized; none outstanding at March 31, 2008 and December 31, 2007	—	—
Common stock, $.10 par value, 240,000 shares authorized at March 31, 2008 and December 31, 2007; 112,035 and 111,955 shares issued, 107,774 and 107,694 shares outstanding, at March 31, 2008 and December 31, 2007, respectively	11,203	11,195
Treasury stock, at cost (4,261 shares at March 31, 2008 and December 31, 2007)	(232,028)	(232,028)
Additional paid-in capital	1,870,448	1,858,775
Accumulated deficit	(1,459,524)	(1,471,716)
Accumulated other comprehensive income	1,797	10,187

Total stockholders' equity	191,896	176,413

Total liabilities and stockholders' equity	$1,376,361	$1,404,726

The accompanying notes are an integral part of the condensed consolidated financial statements.

SEPRACOR INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In Thousands, Except Per Share Amounts)

	Three Months Ended
	March 31, 2008	March 31, 2007
Revenues:
Product sales	$305,544	$317,563
Royalties and license fees	15,235	10,137

Total revenues	320,779	327,700

Costs and expenses:
Cost of product sold	29,335	31,352
Cost of royalties	489	266
Research and development	66,229	40,702
Research and development—in process upon acquisition	39,237	—
Selling, marketing and distribution	155,327	192,118
General and administrative	23,499	18,841
Amortization of intangible assets	2,265	51
Litigation settlement, net	—	34,000
Restructuring	(300)	—

Total costs and expenses	316,081	317,330

Income from operations	4,698	10,370
Other income (expense):
Interest income	8,733	12,602
Interest expense	(55)	(2,757)
Equity in investee losses	(203)	(272)
Other income (expense)	(78)	272

Income before income taxes	13,095	20,215
Income taxes	903	1,400

Net income	$12,192	$18,815

Basic net income per common share	$0.11	$0.18

Diluted net income per common share	$0.11	$0.16

Shares used in computing basic and diluted net income per common share:
Basic	107,760	105,980
Diluted	115,701	117,050

The accompanying notes are an integral part of the condensed consolidated financial statements.

SEPRACOR INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	Three Months Ended
	March 31, 2008	March 31, 2007
Cash flows from operating activities:
Net income	$12,192	$18,815
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,493	5,779
Research and development—in process upon acquisition	39,237	—
Equity in investee losses	203	272
Stock compensation	10,370	8,772
Changes in operating assets and liabilities:
Accounts receivable	(57,202)	(23,230)
Inventories	(5,294)	3,004
Other assets	(30,454)	(25,238)
Accounts payable	13,725	16,515
Accrued expenses	(76,119)	50,936
Product sales allowances and reserves	6,482	36,682
Other liabilities	12,421	(2)

Net cash (used in) provided by operating activities	(66,946)	92,305

Cash flows from investing activities:
Purchases of short and long term investments	(137,659)	(284,226)
Sales and maturities of short and long term investments	225,163	403,632
Additions to property and equipment	(8,224)	(6,498)
Additions to purchased intangibles	(150,000)	—

Net cash (used in) provided by investing activities	(70,720)	112,908

Cash flows from financing activities:
Net proceeds from issuance of common stock	1,311	7,258
Repayments of long-term debt and capital leases	(293)	(440,093)

Net cash provided by (used in) financing activities	1,018	(432,835)

Effect of exchange rate changes on cash and cash equivalents	(99)	(45)

Net decrease in cash and cash equivalents	(136,747)	(227,667)
Cash and cash equivalents at beginning of period	$598,929	$415,411

Cash and cash equivalents at end of period	$462,182	$187,744

Supplemental schedule of cash flow information:
Cash paid during the period for interest	$55	$11,004
Cash paid during the period for income taxes	$2,827	$1,411
Non cash activities:
Additions to capital leases	$—	$3,260

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

1.     Basis of Presentation

        The accompanying condensed consolidated interim financial statements are unaudited and have been prepared on a basis substantially consistent with the audited financial statements. Certain information and footnote disclosures normally included in our annual financial statements have been condensed or omitted. The condensed consolidated interim financial statements, in the opinion of our management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for the interim periods ended March 31, 2008 and 2007. Certain prior period amounts have been reclassified to conform to the current period presentation.

        The condensed interim consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries, including Sepracor Canada Limited. We also have an investment in BioSphere Medical, Inc., or BioSphere, which we record under the equity method.

        The condensed consolidated results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full fiscal year. These condensed consolidated interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2007, which are contained in our annual report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission, or SEC.

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

2.     Recent Accounting Pronouncements

        In March 2008, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, or SFAS 161. SFAS 161 requires enhanced disclosures about an entity's derivative and hedging activities to make transparent the effect of those activities on the entity's financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. We do not expect the adoption of SFAS 161 to have a material impact on our consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, or SFAS 141(R), which will require an acquiring company to measure all assets acquired and liabilities assumed, including contingent considerations and all contractual contingencies, at fair value as of the acquisition date. In addition, an acquiring company is required to capitalize in-process research and development and either amortize it over the life of the product, or write it off if the project is abandoned or impaired. SFAS 141(R) is effective for transactions occurring on or after January 1, 2009. We are evaluating the impact this standard will have on our consolidated financial statements.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115, or SFAS 159. SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. The objective of SFAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS 159, a company may elect to use fair value to measure eligible items at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This election is irrevocable. Eligible items include, but are not limited to, accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and firm commitments. This Statement is effective beginning January 1, 2008. Currently, we have not expanded our eligible items subject to the fair value option under SFAS 159. Accordingly, adoption of this statement had no impact on our financial results.

3.     Basic and Diluted Earnings Per Common Share

        Basic earnings per share, or EPS, excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS is based upon the weighted-average number of common shares outstanding during the period plus the additional weighted-average potential common shares during the period. Potential common shares result from the assumed conversion of convertible subordinated debt and the assumed exercise of outstanding stock options, the proceeds of which are then assumed to have been used to repurchase outstanding stock options using the treasury stock method. Potential common shares are not included in the per share calculation when the effect of their inclusion would be anti-dilutive.

        For the three months ended March 31, 2008 and 2007, the following options to purchase shares of common stock were excluded from the computation of diluted EPS because they would have had an anti-dilutive effect:

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
	(in thousands, except price per share data)
Number of options	7,304	6,188
Price range per share	$22.71 to $87.50	$44.78 to $87.50

        We have issued 0% convertible subordinated notes due 2024, which were not convertible into equity as of March 31, 2008 or 2007, or at any time during the three months ended March 31, 2008 or 2007. Once these notes become convertible into equity, shares of common stock will be reserved under the conversion formula for issuance upon conversion if and when our common stock price exceeds $67.20 per share on the NASDAQ Global Select Market. Prior to such occurrence, the notes are only convertible into cash.

4.     Inventories

        Inventories consist of the following:

	March 31, 2008	December 31, 2007
	(in thousands)
Raw materials	$28,589	$26,811
Finished goods	29,477	26,314

Total	$58,066	$53,125

5.     Deferred Financing and Intangible Assets

        During the three months ended March 31, 2008, we entered into an agreement with Nycomed GmbH, or Nycomed, for the exclusive distribution, development and commercialization in the United

States, its territories and possessions of Nycomed's compound ciclesonide, and products incorporating such compound, including ALVESCO® HFA (ciclesonide) Inhalation Aerosol metered-dose inhaler, or MDI, for use in the treatment of asthma, OMNARIS™ (ciclesonide) Nasal Spray for use in the treatment of allergic rhinitis and three development projects for line extensions. Under the agreement, we paid Nycomed an upfront payment of $150.0 million in February 2008 and may be required to make subsequent payments of up to $280.0 million over the life of the agreement upon accomplishment of various development and sales milestones. The acquisition was accounted for under the purchase method of accounting and the purchase price was allocated to identifiable intangible assets based on their estimated fair values.

        Of the $150.0 million of intangible assets, $39.2 million was assigned to in-process research and development, or IPR&D. IPR&D is defined by FASB Interpretation No. 4, Applicability of SFAS Statement No. 2 to Business Combinations Accounted for by the Purchase Method, or FIN 4, as being a development project that has been initiated and achieved material progress but: (i) has not yet reached technological feasibility or has not yet reached the appropriate regulatory approval; (ii) has no alternative future use; and (iii) the fair value is estimable with reasonable certainty. As required by FIN 4, the portion of the purchase price allocated to IPR&D was immediately charged to operations following the completion of the acquisition and is reflected in our condensed consolidated statement of operations.

        A project-by-project valuation using the guidance in SFAS No. 141—Business Combinations has been conducted to determine the fair value of our research and development projects that were in-process, but not yet completed as of the completion of the acquisition. The three projects in development as of the valuation date were a hydrofluoroalkane, or HFA, MDI and two respiratory related candidates. The HFA MDI is targeted for a 2012 launch. One of the respiratory candidates is a combination therapy that is comprised of ciclesonide and a long-acting beta-agonist and is targeted for a 2014 launch. The second respiratory candidate is an inhalation solution and is targeted to launch at the end of 2013 or early 2014. Successful development of our product candidates is highly uncertain. Completion costs can be significant and vary for each product candidate and are difficult to predict.

        The fair value of IPR&D has been determined by the income approach using the excess cash flow method. The value of the projects has been based on the present value of probability adjusted incremental cash flows, after the deduction of contributory asset charges for other assets employed (including working capital, trade names and acquired workforce). The probability weightings used to determine IPR&D cash flows ranged from 65% to 86%. The discount rate used to determine the present value of IPR&D cash flows was approximately 25%.

        The remaining $110.8 million of acquired intangible assets have a weighted-average useful life of approximately 13 years. The intangible assets that make up that amount include: OMNARIS Nasal Spray product rights for $21.2 million (8-year useful life), ALVESCO HFA Inhalation Aerosol product rights for $30.0 million (13-year useful life), and core technology product rights for $59.6 million (15-year useful life).

        Our intangible assets included in the condensed consolidated balance sheets are detailed as follows:

	March 31, 2008			December 31, 2007
			(in thousands)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amounts	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amounts
Deferred Financing Costs	$20,407	$(14,295)	$6,112	$20,407	$(13,336)	$7,071
Purchased intangibles	110,763	(2,230)	108,533	—	—	—
Patents and other intangibles	2,259	(1,793)	466	2,259	(1,758)	501

Total	$133,429	$(18,318)	$115,111	$22,666	$(15,094)	$7,572

        The estimated aggregate amortization expense for each of the next five years is as follows: 2008, $12.9 million; 2009, $11.7 million; 2010, $9.6 million; 2011, $9.0 million; and 2012, $8.9 million.

6.     Convertible Subordinated Debt

        Convertible subordinated debt consists of the following:

	March 31, 2008	December 31, 2007
	(in thousands)
0% Series A convertible senior subordinated notes due December 2008	$72,800	$72,800
0% Series B convertible senior subordinated notes due December 2010	148,020	148,020
0% convertible senior subordinated notes due October 2024	500,000	500,000

Total	$720,820	$720,820

        Our 0% notes due 2024 are convertible into cash and, if applicable, shares of our common stock at a conversion price of approximately $67.20, at the option of the holders in October 2009, 2014, 2019 and 2024, as well as under certain circumstances.

7.     Comprehensive Income

        Total comprehensive income consists of net income, net foreign currency translation adjustments and net unrealized (loss) gain on available-for-sale securities.

	Three Months Ended
	March 31, 2008	March 31, 2007
	(in thousands)
Comprehensive income:
Net income	$12,192	$18,815
Net foreign currency translation adjustment	(943)	53
Net unrealized (loss) gain on available-for-sale securities	(7,447)	11,512

Total comprehensive income	$3,802	$30,380

8.     Legal Proceedings

Litigation Related to Generic Competition and Patent Infringement

        Patent litigation involves complex legal and factual questions. We can provide no assurance concerning the outcome or the duration of any patent related lawsuits. If we, third parties from whom we receive royalties, or third parties from whom we have licensed products or received other rights to commercialize products, are not successful in enforcing our respective patents, the companies seeking to market generic versions of our marketed drugs and the drugs of our licensees will not be excluded, for the full term of the respective patents, from marketing their generic versions of our marketed products or third party products for which we have licensed rights to our patents. Introduction of generic copies of any of our marketed products or third party products for which we have licensed rights to our patents before the expiration of our patents would have a material adverse effect on our business, financial condition and results of operations.

  Levalbuterol Hydrochloride Inhalation Solution Abbreviated New Drug Applications

        In September 2005, we received notification that the Food and Drug Administration, or FDA, had received an Abbreviated New Drug Application, or ANDA, from Breath Limited, or Breath, seeking approval of a generic version of our 1.25 mg/3 mL, 0.63 mg/3 mL and 0.31 mg/3 mL XOPENEX brand levalbuterol HCl Inhalation Solution. Breath's submission includes a Paragraph IV certification alleging that our patents listed in the FDA publication entitled Approved Drug Products With Therapeutic Equivalence Evaluations, commonly referred to as the "Orange Book," for these three dosages of XOPENEX Inhalation Solution are invalid, unenforceable or not infringed by the generic version for which Breath is seeking approval. In October 2005, we filed a civil action against Breath for patent infringement in the United States District Court for the District of Massachusetts, No. CV:06-10043.

        In April 2008, we entered into a settlement and license agreement with Breath to resolve this litigation. The agreement permits Breath to sell its generic versions of these XOPENEX Inhalation Solution products in the United States under terms of an exclusive 180 day license commencing on August 20, 2012 and a non-exclusive license thereafter. Upon launch, Breath would pay us a double digit royalty on gross profits generated from the sales of generic versions of these XOPENEX Inhalation Solution products. Under the agreement, Breath agrees not to sell any of the products covered by our patents that are the subject of the license before the date on which the license commences. On May 1, 2008, the parties submitted an agreed order of dismissal without prejudice, which the court approved. The litigation is now concluded.

        In April 2008, we also entered into a supply agreement with Breath whereby, effective August 20, 2012, we will exclusively supply levalbuterol products (1.25 mg/3 mL, 0.63 mg/3 mL and 0.31 mg/3 mL) to Breath, under our New Drug Application, or NDA, for a period of 180 days, which we refer to as the Initial Term, and on a non-exclusive basis for two and one-half years thereafter. In addition to the royalties described above, Breath will pay us on a cost plus margin basis for supply of these levalbuterol products. The supply agreement contains provisions regarding termination for cause and convenience, including either party's right to terminate the agreement at any time after the Initial Term upon nine months written notice. Both the exclusive license under the settlement and license agreement and the exclusive supply obligations under the supply agreement could become effective prior to August 20, 2012 if a third party launches a generic version of these dosages of XOPENEX Inhalation Solution or if the parties otherwise mutually agree.

        On May 9, 2008, we provided to the Federal Trade Commission and Department of Justice Antitrust Division the notifications of the settlement with Breath as required under Section 1112(a) of the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The settlement with Breath and the other agreements with Breath and its affiliates, including the supply agreement, the agreement for the acquisition of Oryx Pharmaceuticals, Inc., or Oryx, and license agreements with

Arrow International Limited, or Arrow, may be reviewed by antitrust enforcement agencies, such as the Federal Trade Commission and Department of Justice Antitrust Division. There can be no assurances that governmental authorities will not seek to challenge the settlement with Breath or that a competitor, customer or other third party will not initiate a private action under antitrust or other laws challenging the settlement with Breath. We may not prevail in any such challenges or litigation and, in any event, may incur significant costs in the event of an investigation or in defending any action under antitrust laws.

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

        In March 2008, the trial judge consolidated the Dey L.P. and Barr cases for all purposes, including discovery and trial. The court has not set a trial date.

        The filing of an action for patent infringement under the Hatch-Waxman Act invokes an automatic 30-month stay of the FDA's authority to grant final marketing approval to those companies that filed an ANDA containing a Paragraph IV certification against one or more of our XOPENEX Inhalation Solution patents. The first filer of an ANDA with a Paragraph IV certification is potentially entitled to a 180 day period of semi-exclusivity during which the FDA cannot approve subsequently filed ANDAs. The 180 day semi-exclusivity period would begin to run only upon first commercial marketing by the first filer. There are, however, also certain events that could cause the first filer to forfeit the 180 day semi-exclusivity period, which we refer to as a forfeiture event.

        For our 1.25 mg/3 mL, 0.63 mg/3 mL, and 0.31 mg/3 mL XOPENEX Inhalation Solution, we believe that Breath is the first filer and potentially entitled to 180 days of semi-exclusivity against subsequent ANDA filers for those three dosages. The 30-month stay against Breath's ANDA expired on March 7, 2008. On April 9, 2008, the FDA granted final approval to Breath's ANDA for all three dosages. However, if a forfeiture event occurs and the FDA determines that Breath has forfeited the 180 day semi-exclusivity period for those three dosages, other ANDA filers who have been granted final approval by the FDA could commence an "at risk" launch upon expiration of the 30-month stay. For those three dosages, the 30-month stays against Dey, L.P. and Barr expire on or about July 9, 2008 and November 30, 2009, respectively.

        For our 1.25 mg/0.5 mL XOPENEX Inhalation Solution concentrate, we believe that Dey, L.P. is the first filer and potentially entitled to 180 days of semi-exclusivity for that concentration. The 30 month stay against Dey, L.P.'s ANDA for that concentration expires on or about February 14, 2009.

        Although we could seek recovery of any damages sustained in connection with any activities conducted by a party that infringe a valid and enforceable claim in our patents, whether we are ultimately entitled to such damages, would be determined by the court in connection with our ongoing legal proceedings with each party desiring to launch generic levalbuterol hydrochloride products. If any of these parties were to commence selling a generic alternative to our XOPENEX Inhalation Solution product prior to the resolution of these ongoing legal proceedings, or there is a court determination that the products these companies wish to market do not infringe our patents, or that our patents are invalid or unenforceable, it would have a material adverse effect on our business, financial condition and results of operations. In addition, our previously issued guidance regarding our projected financial results may no longer be accurate and we would have to revise such guidance.

  Desloratadine Abbreviated New Drug Applications

        Certain of Schering-Plough Corporation's, or Schering-Plough's, CLARINEX® (desloratadine) products for which we receive sales royalties are currently the subject of patent infringement litigation. In addition, since June 2007, the FDA has received ANDAs relating to various dosage forms of CLARINEX from ten different generic pharmaceutical companies. These ANDA submissions include Paragraph IV certifications alleging that our patents, which Schering-Plough (as licensee of such patents) listed in the Orange Book for these products, are invalid, unenforceable or not infringed by the submitter's proposed product. We and the University of Massachusetts, co-owners of certain patents listed in the Orange Book, filed civil actions against these parties for patent infringement in the United States District Court for the District of New Jersey. In April 2008, the trial judge consolidated these cases for all purposes including discovery and trial. The court has not set a trial date. We believe that all of these ANDAs are subject to a statutory stay of approval until at least December 21, 2009 based on previous litigation commenced by Schering-Plough against these parties in separate civil actions involving another patent.

        In March 2008, we entered into a consent agreement with Glenmark Pharmaceuticals, Inc., or Glenmark, whereby Glenmark agreed not to pursue its case and to not market CLARINEX 5 mg tablets until the expiration of our patents listed by Schering-Plough in the Orange Book or until these patents are found invalid or unenforceable.

  Levocetirizine Abbreviated New Drug Applications

        In February 2008, we received notification that the FDA had received an ANDA from Synthon Pharmaceuticals, Inc., or Synthon, seeking approval of a generic version of UCB, Inc.'s, or UCB, 5 mg tablets of XYZAL® (levocetirizine) tablets. Synthon's submission includes a Paragraph IV certification alleging that our patent listed by UCB (as NDA owner and licensee of such patent) in the Orange Book for XYZAL is invalid, unenforceable or not infringed by the generic version for which Synthon is seeking approval. In April 2008, UCB filed in its name and on our behalf civil actions in the United States District Court for the District of Delaware and the United States District Court for the Eastern District of North Carolina against Synthon for patent infringement. We believe that Synthon's ANDA is subject to a statutory stay of approval until on or about August 31, 2010 based on the filing of the civil actions for patent infringement.

        In April 2008, we received notification that the FDA had received an ANDA from Sun Pharmaceutical Industries Limited, or Sun, seeking approval of a generic version of UCB's 5 mg tablets of XYZAL levocetirizine tablets. Sun's submission includes a Paragraph IV certification alleging that our patent listed by UCB (as NDA owner and licensee of such patent) in the Orange Book for XYZAL is invalid, unenforceable or not infringed by the generic version for which Sun is seeking approval. We and/or UCB are contemplating bringing an action against Sun for patent infringement.

BROVANA Patent Infringement Claim

        In April 2007, we were served with a Complaint filed in the United States District Court for the Southern District of New York, C.A. No. 1:07-cv-2353, by Dey L.P. and Dey, Inc., referred to collectively as Dey, alleging that manufacture and sale of BROVANA® (arformoterol tartrate) Inhalation Solution infringes or will induce infringement of a single U.S. patent for which Dey owns all rights, title and interest. In April 2007, we filed an Answer and Counterclaim to this Complaint seeking to invalidate the originally asserted patent and a second related patent. In May 2007, Dey filed a reply asserting infringement of the second patent. Under the current trial scheduling order, trial will begin no earlier than January 12, 2009. It is too early to make a reasonable assessment as to the likely outcome or impact of this litigation. We are unable to reasonably estimate any possible range of loss or liability related to this lawsuit due to its uncertain resolution.

        In March 2008, U.S. Patent 7,348,362 entitled "Bronchodilation b-agonist compositions and Methods" issued and Dey, L.P. is the assignee of the patent. We are currently evaluating this patent.

Other Legal Proceedings

        From time to time we are party to other legal proceedings in the course of our business. We do not, however, expect such other legal proceedings to have a material adverse effect on our business, financial condition or results of operations.

9.     Commitments and Contingencies

        We have committed to make potential future milestone payments to third parties as part of licensing, distribution and development agreements. Payments under these agreements generally become due and payable only upon achievement of certain development, regulatory and/or commercial milestones. We may also be required to make additional payments to Nycomed and Bial—Portela & Ca, S.A., or Bial, of up to $280.0 million and $90.0 million, respectively, if all remaining milestones under the agreements with these parties are met. Because the achievement of these milestones is neither probable nor reasonably estimable, such contingent payments have not been recorded on our condensed consolidated balance sheet.

10.   Income Taxes

        Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to tax benefit carryforwards and for differences between the financial statement amounts of assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established if, based on management's review of both positive and negative evidence, it is more likely than not that all or a portion of the deferred tax asset will not be realized. We continue to maintain a valuation allowance for the full amount of our deferred tax assets, however we are currently assessing the impact of a number of our recent corporate development and licensing transactions, including our agreement for the acquisition of Oryx, the license and development agreements with Arrow, and the Breath settlement and license agreement. If in the future, we determine based on our future profitability, that these deferred tax assets are more likely than not to be realized, a release of all, or part, of the related valuation allowance could result in an immediate material income tax benefit in the period of decrease and material income tax provisions in future periods. Such release of the valuation allowance could occur in whole, or part, in the near-term.

        We account for uncertain tax positions in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48, which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on various related matters such as derecognition, interest, penalties, and disclosure. At December 31, 2007, approximately $18.4 million of unrecognized tax benefits were identified related to certain temporary differences. In the first quarter of 2008, an additional $12.7 million of unrecognized tax benefits have been identified related to certain tax credit carryforwards, which resulted in a reduction of the deferred tax asset and related valuation allowance.

        We file tax returns in the U.S. Federal jurisdiction and in various state, local and foreign jurisdictions. We are no longer subject to Internal Revenue Service, or IRS, examination for years prior to 2004, although carryforward attributes that were generated prior to 2004 may still be adjusted upon examination by the IRS if they either have been or will be used in a future period. We receive inquiries from various states during the year, some of which include an audit of state returns previously filed. With limited exceptions, we are no longer subject to state or local examinations for years prior to 2004, however, carryforward attributes that were generated prior to 2004 may still be adjusted upon examination by state or local tax authorities if they either have been or will be used in a future period.

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

        We recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. For the quarter ended March 31, 2008, the amount of accrued interest related to unrecognized tax benefits was not significant and no amount has been accrued for penalties.

11.   Fair Value Measurements

        In September 2006, the FASB issued SFAS 157, Fair Value Measurements, or SFAS 157. SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value and expands disclosures about fair value measurements. We partially adopted this statement effective January 1, 2008. In February 2008, the FASB released a FASB Staff Position, or FSP, No. 157-2, Effective Date of FASB Statement No. 157, or FSP 157-2 which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

        In accordance with FSP 157-2, we have not applied the provisions of SFAS 157 to the following nonfinancial assets and nonfinancial liabilities:

  •
  reporting units and nonfinancial assets and nonfinancial liabilities measured at fair value for the goodwill impairment test in accordance with SFAS No. 142, Goodwill and Other Intangible Assets.

  •
  nonfinancial long-lived assets or asset groups measured at fair value for impairment assessment or disposal under SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

  •
  nonfinancial liabilities for exit or disposal activity that is initially measured at fair value under SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

        We have not yet determined the impact on our financial statements from adoption of SFAS 157 as it pertains to non-financial assets and liabilities in the first quarter of 2009. The partial adoption of SFAS 157 for financial assets and liabilities did not have a material impact on our condensed consolidated financial position, results of operations or cash flows.

        Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. Fair value is based upon quoted market prices, where available. Where quoted market prices or other observable inputs are not available, we apply valuation techniques to estimate fair value. SFAS 157 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The three levels of the hierarchy are defined as follows:

        Level 1-Inputs to the valuation methodology are quoted market prices for identical assets or liabilities in active markets. The types of assets measured at fair value using Level 1 inputs include our publicly traded equity investments with quoted market prices and money market funds.

        Level 2-Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates, yield curves, etc.) and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs). The types of assets measured at fair value using Level 2 inputs include our publicly traded debt securities and other marketable securities with quoted market prices, which are in markets that are considered less active.

        Level 3-Inputs to the valuation methodology are unobservable inputs based on management's best estimate of inputs market participants would use in pricing the asset or liability at the measurement date, including assumptions about risk. The types of assets measured at fair value using Level 3 inputs include auction-rate securities where the auctions have failed.

        In accordance with the fair value hierarchy described above, the following table shows the fair value of our financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2008:

	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs	Carrying Value at March 31, 2008
	Level 1	Level 2	Level 3	Total
	(in thousands)
Money Market Funds	$443,356	$—	$—	$443,356
Federal Agency Bonds	—	5,164	—	5,164
Asset-Backed Securities	—	11,870	—	11,870
Bank Obligations	—	6,742	—	6,742
Corporate Bonds	—	11,385	—	11,385
Equity Securities	20,865	—	—	20,865
Other Available-for-sale Investments	—	860	—	860
Auction-Rate Securities	—	—	80,241	80,241

Total	$464,221	$36,021	$80,241	$580,483

        Auction-rate securities are long-term variable rate bonds tied to short-term interest rates. After the initial issuance of the securities, the interest rate on the securities is reset periodically, at intervals established at the time of issuance (primarily every twenty-eight days), based on market demand for a reset period. Auction-rate securities are bought and sold in the marketplace through a competitive bidding process referred to as an auction. If there is insufficient interest in the securities at the time of an auction, the auction may not be completed and the rates may be reset to predetermined "penalty" or "maximum" rates.

        Substantially all of our auction-rate investments, approximately $80.2 million at March 31, 2008, are backed by pools of student loans guaranteed by the Federal Family Education Loan Program, or FFELP, and we continue to believe that the credit quality of these securities is high based on this guarantee and other collateral. From February 2008 through March 31, 2008, all scheduled auctions for our auction-rate securities have failed, which we believe is a result of the recent uncertainties in the credit markets. Consequently, the investments are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process, the security is called, or the underlying securities have matured. At the time of the initial investment and through the date of this report, all of these auction-rate securities remain AAA rated. We believe we have the ability to hold these investments until the lack of liquidity in these markets is resolved. As a result, we continue to classify the entire balance of our auction-rate securities as non-current available-for-sale investments at fair value on our condensed consolidated balance sheet.

        Because of the temporary declines in fair value for the auction-rate securities, which we attribute to liquidity matters rather than credit issues as discussed above, we have recorded an unrealized loss of $3.5 million to accumulated other comprehensive income. Any future fluctuation in fair value related to these instruments that we deem to be temporary, including any recoveries of previous write-downs, would be recorded to accumulated other comprehensive income. If current market conditions deteriorate further, we may be required to record additional unrealized losses in other comprehensive income. If the credit ratings of the security issuers deteriorate, the anticipated recovery in market values does not occur or we need funds from the auction-rate securities to meet working capital needs, we may be required to adjust the carrying value of these investments through impairment charges recorded to earnings, as appropriate.

        The fair values of these auction-rate securities are estimated utilizing a trinomial discounted cash flow valuation model as of March 31, 2008. This analysis considers, among other items, the maximum interest rate, the probability of passing, failing or default at each auction, the severity of default and the discount rate. These securities were also compared, when possible, to other observable market data or inputs with similar characteristics to the securities that we held, including credit default swaps spreads on securities with similar credit, implied volatility rates on exchange traded options and spreads on corporate credit. The analysis assumes that a successful auction would occur, at par, at some point in time for each security.

        All of our assets measured at fair value on a recurring basis using significant Level 3 inputs as of March 31, 2008 were auction-rate securities. The following table summarizes the change in balances for the three-month period ended March 31, 2008:

Level 3 Auction-Rate Securities
(in thousands)
Balance at December 31, 2007	$99,900
Unrealized loss included in other comprehensive income	(3,509)
Net settlements	(16,150)

Balance at March 31, 2008	$80,241

12.   Restructuring Charges

        During the year ended December 31, 2007, we completed an evaluation of our sales force structure, size and allocation in an attempt to maximize efficiency of our sales force. This evaluation resulted in a decision to restructure and re-align our sales force. The restructuring program was completed by December 31, 2007, approximately 300 positions were eliminated and we recorded a charge of $6.9 million. This charge was primarily comprised of severance costs for terminated employees and contract termination costs for excess leased computer equipment and company cars. At December 31, 2007, the remaining accrual was $6.7 million.

        In the three months ended March 31, 2008, we reversed $300,000 of our restructure reserve as the result of a change in estimate associated with a contract termination. The remaining restructuring balance of $1.3 million is expected to be paid out by June 30, 2008.

        The following table sets forth the restructuring accrual activity during the three months ended March 31, 2008:

	Employee Related Items and Benefits	Contract Terminations	Total
	(in thousands)
Restructuring charges accrual at December 31, 2007	$6,306	$428	$6,734
Adjustment to the initial provision	—	(300)	(300)
Cash payments	(5,074)	(62)	(5,136)

Restructuring charges accrual at March 31, 2008	$1,232	$66	$1,298

        The restructuring reserve is recorded as other current liabilities on our condensed consolidated balance sheet.

13.   Subsequent Events

        In April 2008, we entered into a share purchase agreement with Cobalt Pharmaceuticals Inc., or Cobalt, Melville Holdings Limited, which we refer to together with Cobalt as the Sellers, Oryx and Arrow Group A.p.S., pursuant to which we, through one of our wholly-owned subsidiaries, will purchase all of the issued and outstanding capital stock of Oryx from the Sellers. Under the terms of the agreement, we will pay the Sellers $50.0 million, subject to a post-closing working capital adjustment. The Sellers are also entitled to receive milestone payments of up to an aggregate of $20.0 million upon the accomplishment of various regulatory milestones. The transaction is expected to close on or about June 1, 2008, subject to customary closing conditions.

        In April 2008, we entered into a settlement and license agreement with Breath to resolve the patent infringement litigation involving our XOPENEX Inhalation Solution products (1.25 mg/3 mL, 0.63 mg/3 mL and 0.31 mg/3 mL). The agreement permits Breath to sell its generic versions of these products in the United States under the terms of an exclusive 180 day license from us commencing on August 20, 2012 and a non-exclusive license thereafter, subject to earlier commencement of the license under certain circumstances as provided in the agreement. Upon launch, Breath would pay us a double-digit royalty on gross profits generated from the sales of generic versions of these products. Under the agreement, Breath agrees not to sell any of the products covered by our patents that are the subject of the license before the date on which the license commences. On May 1, 2008, the parties submitted an agreed order of dismissal without prejudice, which the court approved. The litigation is now concluded.

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

        You should read these forward-looking statements carefully because they discuss our expectations about our future performance, contain projections of our future operating results or our future financial condition or state other "forward-looking" information. You should be aware that the occurrence of any of the events described under "Risk Factors" and elsewhere in this report could substantially harm our business, results of operations and financial condition and that upon the occurrence of any of these events, the trading price of our common stock could decline.

        We cannot guarantee any future results, levels of activity, performance or achievements. The forward-looking statements contained in this quarterly report on Form 10-Q represent our expectations as of the date of this quarterly report on Form 10-Q and should not be relied upon as representing our expectations as of any other date. Subsequent events and developments will cause our expectations to change. However, while we may elect to update these forward-looking statements, we specifically disclaim any obligation to do so, even if our expectations change.

Executive Overview

        We are a research-based pharmaceutical company dedicated to discovering, developing and commercializing innovative pharmaceutical products targeted to address large and growing markets and unmet medical needs.

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

  •
  LUNESTA® (eszopiclone) for the treatment of insomnia in adults; and

  •
  OMNARIS™ (ciclesonide) Nasal Spray, the intranasal formulation of ciclesonide for the treatment of nasal symptoms associated with seasonal allergic rhinitis in adults and children six years of age and older, and with perennial allergic rhinitis in adults and adolescents 12 years of age and older.

        In January 2008, we obtained from Nycomed GmbH, or Nycomed, the exclusive U.S. distribution rights to OMNARIS Nasal Spray and ALVESCO® HFA (ciclesonide) Inhalation Aerosol, which have been approved by the Food and Drug Administration, or FDA. We commercially launched OMNARIS Nasal Spray in April 2008 and expect to commercially launch ALVESCO HFA Inhalation Aerosol during the second half of 2008. We market our products in the United States to primary care physicians, allergists, pulmonologists, pediatricians, hospitals, psychiatrists and sleep specialists, as appropriate, primarily through our sales organization comprised of approximately 1,600 sales professionals. In addition, we have entered into out-licensing arrangements with respect to the sale of eszopiclone outside of the United States, Canada and Mexico and with respect to several other compounds. We expect to commercialize any additional products that we may successfully develop or acquire through our sales force, co-promotion agreements and/or out-licensing partnerships. Factors that will be critical for us in achieving near-term success include our ability to:

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

  •
  manage expenses effectively to help preserve profitability and positive cash flow from operations; and

  •
  maintain patent protection for our products, including successful enforcement of the patents related to these products, particularly for XOPENEX Inhalation Solution for which five Abbreviated New Drug Applications, or ANDAs, have been submitted to the FDA.

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

        Our long-term success depends in part on our ability to successfully develop or acquire and commercialize new products and product candidates as well as our ability to successfully launch and commercialize OMNARIS Nasal Spray and ALVESCO HFA Inhalation Aerosol.

        We expect that sales of LUNESTA and XOPENEX Inhalation Solution will represent the majority of our total revenues in 2008. We do not have long-term sales contracts with our customers, and we rely on purchase orders for sales of our products. Reductions, delays or cancellations of orders for our marketed products could adversely affect our operating results. If sales of our marketed products do not meet our expectations, we may not have sufficient revenue to achieve our business plan and our business will not be successful.

        In 2008, we expect to be profitable for the year on an operating and net income basis. We expect sales and marketing expenses to increase as compared to 2007 as we incur increasing sales and marketing costs related to the commercialization of OMNARIS Nasal Spray and the anticipated commercialization of ALVESCO HFA Inhalation Aerosol, including costs associated with increasing our sales force capacity to accommodate the launch of these two products, as well as continued revenue growth in our other marketed products. We expect to continue to invest in marketing programs related to LUNESTA, BROVANA and XOPENEX and incur significant costs related to the commercial introduction of OMNARIS Nasal Spray and the planned ALVESCO HFA Inhalation Aerosol commercial introduction. We expect research and development expenses to increase as compared to 2007 as we continue to invest in research and development activities relating to studies for LUNESTA, XOPENEX HFA, and BROVANA, and for continued development of our earlier stage drug candidates, as well as increased drug discovery efforts and development activities for the ciclesonide pipeline. As part of our business strategy, in 2008, and in the future, we expect to consider and, as appropriate, consummate acquisitions of other technologies, product candidates, approved products and/or businesses. We can provide no assurance that we will be successful in achieving any such acquisitions.

Significant 2008 Developments and Recent Corporate Development and Licensing Transactions

  •
  In February 2008, we announced our intention to increase our sales force capacity by at least 200 sales professionals in order to accommodate the commercialization of OMNARIS Nasal Spray and ALVESCO HFA Inhalation Aerosol. In May 2008, after significant analysis by management and in an effort to maximize the commercial opportunity of these products, we decided to enter into a definitive agreement with a contract sales organization for the services of at least 200 sales professionals and up to approximately 415 sales professionals. It is our intention that at least 200 of these representatives will be hired and trained during the second quarter of 2008 and they will commence detailing early in the third quarter of 2008. In addition, we will be responsible for the management and training of these representatives and for providing all promotional materials and samples used for product detailing. We will also hire the sales managers necessary to support the additional sales professionals.

  •
  In April 2008, we entered into a share purchase agreement with Cobalt Pharmaceuticals Inc., or Cobalt, Melville Holdings Limited, which we refer to together with Cobalt as the Sellers, Oryx Pharmaceuticals, Inc., or Oryx, and Arrow Group A.p.S., pursuant to which we, through one of our wholly-owned subsidiaries, will purchase all of the issued and outstanding capital stock of Oryx from the Sellers. Under the terms of the agreement, we will pay the Sellers $50.0 million, subject to a post-closing working capital adjustment. The Sellers are also entitled to receive milestone payments of up to an aggregate of $20.0 million upon the accomplishment of various regulatory milestones. The transaction is expected to close on or about June 1, 2008, subject to customary closing conditions.

  •
  In April 2008, we entered into a license and development agreement with Arrow International Limited, or Arrow, for the development, commercialization, marketing, sale and distribution of Arrow's levalbuterol/ipratropium combination inhalation solution product in current and all future formulations and delivery modes, or the Levalbuterol/ipratropium Product, throughout the world. We paid Arrow an upfront payment of $500,000 upon execution of the agreement. Arrow is also entitled to receive a $25.0 million payment on December 15, 2009 and a $25.0 million payment on December 15, 2010 as further consideration for the transfer of know how and the grants of rights and licenses to the Arrow technology, provided Arrow is not in material breach of certain of its obligations under the agreement, as well as a milestone payment of $20.0 million upon receipt of marketing approval for the Levalbuterol/ipratropium Product in the United States. We will also pay single-digit royalties that escalate based on product sales, subject to Arrow electing to receive a discounted amount early, in lieu of ongoing royalty payments. Arrow has the right to manufacture and supply us with our requirements of the Levalbuterol/ipratropium Product. If Arrow elects not to manufacture and supply the Levalbuterol/ipratropium Product to us, we will have the right to manufacture or arrange for the manufacture of the Levalbuterol/ipratropium Product.

  •
  In April 2008, we also entered into a license and development agreement with Arrow for know-how and intellectual property rights related to stable sterile suspension formulations, for use in the development, commercialization, marketing, sale and distribution of an inhalation pharmaceutical product containing ciclesonide as its only active ingredient and an inhalation pharmaceutical product containing both ciclesonide and arformoterol as its active ingredients throughout the world, collectively referred to as the Ciclesonide Products. The agreement also includes rights to Arrow's "U-Bend" packaging technology which allows increased accuracy in dosing through a novel U-Bend ampule design. We paid Arrow an upfront payment of $500,000 upon execution of the agreement. Arrow is also entitled to receive a $10.0 million payment on December 15, 2009 and a $10.0 million payment on December 15, 2010, as further consideration for the transfer of know how and the grants of rights and licenses to the Arrow technology, provided Arrow is not in material breach of certain of its obligations under the agreement, as well as milestone payments of up to an aggregate of $27.5 million upon the achievement of certain regulatory milestones relating to both of the Ciclesonside Products. We will also pay single-digit royalties on sales of the Ciclesonide Products, subject to Arrow electing to receive discounted amounts early, in lieu of ongoing royalty payments.

  •
  In April 2008, we entered into a settlement and license agreement with Breath Limited, or Breath, to resolve the patent infringement litigation involving our XOPENEX Inhalation Solution products (1.25 mg/3 mL, 0.63 mg/3 mL and 0.31 mg/3 mL). The agreement permits Breath to sell its generic versions of these products in the United States under the terms of an exclusive 180 day license from us commencing on August 20, 2012, and a non-exclusive license thereafter. Upon launch, Breath would pay us a double-digit royalty on gross profits generated from the sales of generic versions of these products. Under the agreement, Breath agrees not to sell any of the products covered by our patents that are the subject of the license before the date on which the license commences. On May 1, 2008, the parties submitted an agreed order of dismissal without prejudice, which the court approved. The Settlement and License Agreement is a final settlement of the Breath litigation and the litigation is now concluded.

  •
  In April 2008, we also entered into a supply agreement with Breath, whereby, effective August 20, 2012, we will exclusively supply certain XOPENEX Inhalation Solution products (1.25 mg/3 mL, 0.63 mg/3 mL and 0.31 mg/3 mL) to Breath, under our New Drug Application, or NDA, for a period of 180 days, which we refer to as the Initial Term, and on a non-exclusive basis for up to an additional two and one-half year period thereafter. In addition to the royalties described above, Breath will pay us on a cost plus margin basis for supply of the XOPENEX Inhalation Solution products. The supply agreement contains provisions regarding termination for cause and convenience, including either party's right to terminate the agreement at any time after the Initial Term upon nine months written notice. Both the exclusive license under the settlement agreement and the exclusive supply obligations under the supply agreement could become effective prior to August 20, 2012, if a third party launches a generic version of those dosages of our XOPENEX Inhalation Solution products or if the parties otherwise mutually agree.

  •
  In January 2008, we notified the Centers for Medicare and Medicaid Services, or CMS, that we had identified potential errors in our determination of the best price used to calculate Medicaid rebate amounts in prior periods. As a follow up to this disclosure to CMS, our management, with the oversight of our Audit Committee, is reviewing our government pricing activities affected by the material weakness in our internal controls related to these potential errors. See also Item 4, Controls and Procedures, regarding the material weakness of our internal controls and remediation plan with respect thereto.

  •
  In January 2008, we entered into an agreement with Nycomed for the exclusive distribution, development and commercialization in the United States, its territories and possessions, of Nycomed's compound ciclesonide, and products incorporating such compound, including OMNARIS Nasal Spray for use in the treatment of allergic rhinitis and ALVESCO HFA Inhalation Aerosol, for use in the treatment of asthma. Under the agreement, we paid Nycomed an upfront payment of $150.0 million in February 2008 and may be required to make subsequent payments of up to $280.0 million over the life of the agreement upon accomplishment of various development and sales milestones. We will also compensate Nycomed for supplying finished product pursuant to the agreement, including a supply price for the products, which will be based on Nycomed's manufacturing costs plus a percentage of such costs, and make quarterly royalty payments to Nycomed based on our net sales of the products.

  •
  In December 2007, we entered into a license agreement with Bial—Portela & Ca, S.A., or Bial, for the development and commercialization in the United States and Canada of Bial's anti-epileptic compound, which Bial refers to as BIA 2-093 and which we now refer to as SEP-0002093. Pursuant to the agreement, we paid Bial an upfront payment of $75.0 million and are required to make subsequent payments upon accomplishment of various development and regulatory milestones, including $10.0 million we paid to Bial in May 2008 upon achievement of one such milestone, and which could include up to an additional $90.0 million if all other milestones are met. We will also compensate Bial for providing finished product pursuant to a supply agreement that is expected to be entered into by the parties, which will be calculated as a percentage of the average net selling price for finished tablets, and make milestone payments to Bial upon FDA approval of additional indications, if any.

  •
  In September 2007, we entered into an agreement with Glaxo Group Limited, or GSK, an affiliate of GlaxoSmithKline, for the development and commercialization of our eszopiclone product, which we market as LUNESTA in the United States, for all markets worldwide excluding the United States, Canada, Mexico and Japan. Our eszopiclone product will be marketed by GSK in its territory primarily as LUNIVIA® brand eszopiclone for the treatment of insomnia. Under this agreement, we received an initial payment of $20.0 million and are entitled to receive additional payments upon accomplishment of various milestones. If all milestones are met, GSK will be obligated to pay us $155.0 million in aggregate license and milestone payments. We are also entitled to receive double-digit royalties that escalate upon increased product sales, and compensation for supplying the product to GSK pursuant to a supply agreement that is expected to be entered into by the parties.

  •
  In July 2007, we entered into an agreement with Eisai Co. Ltd., or Eisai, for the development and commercialization of our eszopiclone product, which we market as LUNESTA in the United States. Under this agreement, Eisai will be responsible for completing remaining clinical trials necessary for attaining marketing approval from the Japanese regulatory authorities and, contingent on obtaining regulatory approval, commercialization of the product in Japan. We received an initial milestone payment and will be entitled to receive subsequent payments upon accomplishment of various development, regulatory and pricing milestones, as well as royalties on product sales. We will also be responsible for, and will receive compensation in connection with, the manufacture and supply of bulk tablets and/or the active ingredient of our eszopiclone product.

Three Month Periods ended March 31, 2008 and 2007

Revenues

        Product sales were $305.5 million and $317.6 million for the three months ended March 31, 2008 and 2007, respectively, a decrease of approximately 4%.

        Sales of LUNESTA were $135.6 million and $147.5 million for the three months ended March 31, 2008 and 2007, respectively, a decrease of approximately 8%. The decrease is primarily the result of a 13% decrease in the number of units sold, partially offset by an 18% increase in gross selling price, which resulted in a 6% increase in net selling price. Adjustments recorded to gross sales are disclosed below under the heading "Analysis of gross sales to net sales."

        Sales of XOPENEX Inhalation Solution were $140.0 million and $149.6 million for the three months ended March 31, 2008 and 2007, respectively, a decrease of approximately 6%. The decrease is primarily the result of a 6% decrease in the number of units sold, and a less than 1% decrease in net selling price, partially offset by a gross selling price increase of approximately 19%. Adjustments recorded to gross sales are disclosed below under the heading "Analysis of gross sales to net sales."

        Sales of XOPENEX HFA were $20.0 million and $20.5 million for the three months ended March 31, 2008 and 2007, respectively, a decrease of approximately 2%. The decrease is primarily the result of a 19% decrease in the number of units sold, offset by a 20% increase in net selling price, partially offset by a gross selling price increase of approximately 9%. Adjustments recorded to gross sales are disclosed below under the heading "Analysis of gross sales to net sales."

        Sales of BROVANA were $9.9 million and $0 for the three months ended March 31, 2008 and 2007, respectively. We introduced BROVANA commercially in April 2007. Adjustments recorded to gross sales are disclosed below under the heading "Analysis of gross sales to net sales."

        Analysis of gross sales to net sales—We record product sales net of the following significant categories of product sales allowances: payment term discounts, wholesaler fee-for-service discounts, government rebates and contractual discounts, returns and other discounts. We recompute these amounts each quarter and, with the exception of the Medicaid best price matters described in more detail in Item 4, Controls and Procedures, of this Form 10-Q, historically our estimates have not materially differed from actual results. Calculating each of these items involves significant estimates and judgments and requires us to use information from external sources. The following table presents the adjustments deducted from gross sales to arrive at total net sales:

	For the Three Months Ended March 31,
	2008	% of Sales	2007	% of Sales	$ Change	% Change
	(in thousands)
Gross sales	$445,680	100%	$411,786	100.0%	$33,894	8%
Adjustments to gross sales:
Payment term discounts	8,966	2.0%	8,225	2.0%	741	9%
Wholesaler fee-for-service	3,484	0.8%	10,150	2.5%	(6,666)	(66)%
Government rebates and contractual discounts	120,022	26.9%	69,621	16.9%	50,401	72%
Returns	6,462	1.4%	5,119	1.2%	1,343	26%
Other (includes product introduction discounts)	1,202	0.3%	1,108	0.3%	94	8%

Sub-total adjustments	140,136	31.4%	94,223	22.9%	45,913	49%

Net sales	$305,544	68.6%	$317,563	77.1%	$(12,019)	(4)%

        The increase in adjustments to gross sales as a percentage of gross sales for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 primarily reflects an increase in government rebates and contractual discounts as a result of (i) an increase in Medicare Part B discounts given on the sales of XOPENEX Inhalation Solution, (ii) an increase in discounts given through managed care programs on the sales of LUNESTA, XOPENEX HFA and XOPENEX Inhalation Solution, (iii) a decrease in chargebacks primarily given on the sales of XOPENEX HFA, (iv) a net increase in Medicare Part D discounts given on the sales of LUNESTA and XOPENEX HFA, and (v) an increase in Medicaid discounts primarily given on the sales of XOPENEX Inhalation Solution and XOPENEX HFA. Partially offsetting this increase in adjustments to gross sales as a percentage of gross sales was a decrease in wholesaler fee-for-services discounts given on the sales of LUNESTA, XOPENEX Inhalation Solution and XOPENEX HFA.

        Royalties and license fees were $15.2 million and $10.1 million for the three months ended March 31, 2008 and 2007, respectively. Royalties earned on the sales of ALLEGRA® (fexofenadine HCl) under our agreement with sanofi-aventis were $7.7 million and $5.9 million for the three months ended March 31, 2008 and 2007, respectively, an increase of approximately 32%. The increase is primarily the result of increased sales in Japan and sanofi-aventis' product commercialization of a 180 mg dosage strength of ALLEGRA.

        Royalties earned on sales of CLARINEX® (desloratadine) under our agreement with Schering-Plough Corporation, or Schering-Plough, were $6.1 million and $3.3 million for the three months ended March 31, 2008 and 2007, respectively, an increase of approximately 83%. The increase is primarily the result of a contractual royalty rate increase that took effect in October 2007.

        Royalties received on sales of XYZAL®/XUSAL™ (levocetirizine) under our agreement with UCB were $1.3 million and $1.0 million for the three months ended March 31, 2008 and 2007, respectively, an increase of approximately 41%.

        A number of our U.S. and foreign patents that we have out-licensed to Schering-Plough, sanofi-aventis and UCB in connection with the sale of CLARINEX, ALLEGRA and XYZAL/XUSAL, respectively, are subject to patent invalidity claims. If patent-based exclusivity is lost for one or more of these products in any jurisdiction, our rights to receive royalty revenue with respect to such product in the relevant jurisdiction will terminate, which may have a material adverse effect on our business, financial condition and results of operations.

Costs of Revenues

        Cost of products sold was $29.3 million and $31.4 million for the three months ended March 31, 2008 and 2007, respectively.

        Cost of LUNESTA sold as a percentage of LUNESTA gross sales was approximately 5% and 6% for the three months ended March 31, 2008 and 2007, respectively. The decrease in the cost as a percentage of gross sales is primarily due to an increase in our gross selling price.

        Cost of XOPENEX Inhalation Solution sold as a percentage of XOPENEX Inhalation Solution gross sales was approximately 6% and 7% for the three months ended March 31, 2008 and 2007, respectively. The decrease in the cost as a percentage of gross sales is primarily due to lower manufacturing costs during the three months ended March 31, 2008 as compared to the same period in 2007, in addition to an increase in our gross selling price.

        Cost of XOPENEX HFA sold as a percentage of XOPENEX HFA gross sales was approximately 13% and 16% for the three months ended March 31, 2008 and 2007, respectively. Included in the costs of XOPENEX HFA sold is a royalty paid on net sales of XOPENEX HFA to 3M Company, or 3M, our third-party finished goods manufacturer of the product. The decrease in the cost as a percentage of gross sales is primarily due to an increase in our gross selling price in addition to lower manufacturing costs during the three months ended March 31, 2008 as compared to the same period in 2007.

        Cost of BROVANA sold as a percentage of BROVANA gross sales was approximately 14% for the three months ended March 31, 2008. We introduced BROVANA commercially in April 2007.

        Cost of royalties earned was $489,000 and $266,000 for the three months ended March 31, 2008 and 2007, respectively, an increase of approximately 84%. The cost of royalties in both periods relates to an obligation to a third party as a result of royalties we earn from Schering-Plough based on its sales of CLARINEX. This increase in third-party obligations is due to the increase in royalties earned in the three months ended March 31, 2008 as compared with the same period in 2007.

Research and Development

        Research and development expenses were $66.2 million and $40.7 million for the three months ended March 31, 2008 and 2007, respectively, an increase of approximately 63%. The increase is primarily due to the $10.0 million milestone payment due to Bial pursuant to the license agreement for SEP-0002093, referred to by Bial as BIA-2093, as a result of the outcome of a pre-NDA meeting with the FDA, increased spending on LUNESTA Phase IV and pediatric programs, increased spending on early-stage programs (SEP-225441, SEP-227162, SEP-228425, SEP-228432, SEP-227900) and increased drug discovery efforts.

        Research and development in-process upon acquisition expenses were $39.2 million and $0 for the three months ended March 31, 2008 and 2007, respectively. These expenses represent the cost of acquiring rights to branded pharmaceutical products in development from third parties, which we expense at the time of acquisition. For the three months ended March 31, 2008, research and development-in process upon acquisition expenses included costs associated with our agreement with Nycomed to develop, market and commercialize OMNARIS Nasal Spray, ALVESCO HFA Inhalation Aerosol and certain other ciclesonide product candidates in the United States.

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

        Below is a summary of development of our products and product candidates that represent approximately 10% or more of our direct project research and development spending for the three months ended March 31, 2008 or 2007. The "Estimate of Completion of Phase" column contains forward-looking statements regarding expected timing of completion of product development phases. Completion of product development, if successful, culminates in the submission of a New Drug Application, or NDA, to the FDA; however, there can be no assurance that the FDA will accept for filing, or approve, any NDA. The actual timing of completion of phases could differ materially from the estimates provided in the table. In the table below, the FDA-approved products and the two product candidates listed accounted for approximately 71% of our direct project research and development spending for the three months ended March 31, 2008. No other product candidate accounted for more than 8% of our direct research and development spending in this period.

Product or Product Candidate	Indication	Phase of Development	Estimate of Completion of Phase
LUNESTA (eszopiclone)	Insomnia	*	*
BROVANA (arformoterol tartrate)	Respiratory—COPD	**	**
SEP-225441	Anxiety	Phase II	2008
SEP-225289	Depression	Phase II	2008

*
We commercially introduced LUNESTA in April 2005.

**
We commercially introduced BROVANA in April 2007.

        Below is a summary of expenditure information related to our products and product candidates representing approximately 10% or more of our direct project research and development spending during the three months ended March 31, 2008 or 2007, as well as the costs incurred to date on these projects. The costs in this analysis include only direct costs and do not include certain indirect labor, overhead, share-based compensation or other costs that benefit multiple projects. As a result, fully-loaded research and development cost summaries by project are not presented.

	Project costs for the three months ended March 31, 2008	Project costs to date through March 31, 2008	Project costs for the three months ended March 31, 2007	Project costs to date through March 31, 2007
	(in thousands)
LUNESTA (eszopiclone)	$10,716	$255,813	$5,605	$225,628
BROVANA (arformoterol tartrate)	$2,196	$190,964	$3,526	$177,457
SEP-225441	$3,031	$10,264	$607	$607
SEP-225289	$2,524	$26,717	$1,859	$14,969

        Due to the length of time necessary to develop a product, uncertainties related to the ability to obtain governmental approval for commercialization, and difficulty in estimating costs of projects, we do not believe it is possible to make accurate and meaningful estimates, with any degree of accuracy, of the ultimate cost to bring our product candidates to FDA-approved status.

Selling, Marketing and Distribution

        Selling, marketing and distribution expenses were $155.3 million and $192.1 million for the three months ended March 31, 2008 and 2007, respectively, a decrease of approximately 19%. The decrease was largely due to a decrease in marketing, advertising and promotional expenses primarily related to costs to support LUNESTA, in addition to a decrease in salary and other compensation related expenses resulting from our sales force restructuring, during the quarter ended December 31, 2007.

General and Administrative

        General and administrative costs were $23.5 million and $18.8 million for the three months ended March 31, 2008 and 2007, respectively, an increase of approximately 25%. The increase is primarily the result of an increase in salary and other compensation related expenses, in addition to an increase in legal fees largely related to patent litigation.

Amortization of Intangible Assets, net

        Amortization of intangible assets, net were $2.3 million and $51,000 for the three months ended March 31, 2008 and 2007, respectively. The increase primarily relates to the amortization of the intangible assets acquired from Nycomed during the first quarter of 2008.

Litigation Settlement

        Litigation settlement expense was $0 and $34.0 million for the three months ended March 31, 2008 and 2007, respectively. In June 2007, we filed in the United States District Court for the District of Massachusetts, or the Court, a Stipulation of Settlement regarding two securities class action lawsuits, or class actions, then pending in the Court naming Sepracor and certain of our current and former officers and one director as defendants. The class actions, which were filed on behalf of certain purchasers of our equity and debt securities, or the plaintiffs, alleged that the defendants violated the Federal securities laws by making false and misleading statements relating to the testing, safety and likelihood of approval of tecastemizole by the FDA. Under the terms of the Stipulation of Settlement, in June 2007 we paid into escrow $52.5 million in settlement of the class actions and, in July 2007, received an $18.5 million reimbursement from our insurance carriers. We recorded the litigation settlement expense of $34.0 million, relating to this matter, during the quarter ended March 31, 2007. In September 2007, the Court granted final approval of the Stipulation of Settlement and entered a final judgment consistent with the Stipulation of Settlement. The settlement is now final and the total settlement amount has been released from escrow.

Other Income (Expense)

        Interest income was $8.7 million and $12.6 million for the three months ended March 31, 2008 and 2007, respectively, a decrease of approximately 31%. The decrease is primarily due to lower average balances of cash and short- and long-term investments in the first quarter of 2008 and lower interest rates earned on investments in 2008. For the three months ended March 31, 2008 and 2007, the average annualized interest rate that we earned on our investments was 3.97% and 5.26%, respectively.

        Interest expense was $55,000 and $2.8 million for the three months ended March 31, 2008 and 2007, respectively. The expense in the three months ended March 31, 2007 is primarily related to the interest we paid on our 5% convertible subordinated debentures, which we repaid in full upon their maturity on February 15, 2007.

        Equity in investee losses were $203,000 and $272,000 for the three months ended March 31, 2008 and 2007, respectively. The loss represents our portion of BioSphere losses.

Income Taxes

        Income tax expense was $903,000 for the three months ended March 31, 2008 as compared to $1.4 million for the three months ended March 31, 2007. Income tax expense in 2008 and 2007 includes Federal and state alternative minimum tax, or AMT, state income taxes and foreign income tax. Although we had Federal and state tax net operating loss carryforwards as of December 31, 2007 and 2006, the utilization of these loss carryforwards is limited in the calculation of AMT. A valuation allowance is established if, based on management's review of both positive and negative evidence, it is more likely than not that all or a portion of the deferred tax asset will not be realized. We continue to maintain a valuation allowance for the full amount of our deferred tax assets, however we are currently assessing the impact of a number of our recent corporate development and licensing transactions, including our agreement for the acquisition of Oryx, the license and development agreements with Arrow, and the Breath settlement and license agreement. If in the future, we determine based on our future profitability, that these deferred tax assets are more likely than not to be realized, a release of all, or part, of the related valuation allowance could result in an immediate material income tax benefit in the period of decrease and material income tax provisions in future periods. Such release of the valuation allowance could occur in whole, or part, in the near-term.

        We account for uncertain tax positions in accordance with Financial Accounting Standards Board, or FASB, Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48, which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on various related matters such as derecognition, interest, penalties, and disclosure. At December 31, 2007 approximately $18.4 million of unrecognized tax benefits were identified related to certain temporary differences. In the first quarter of 2008, an additional $12.7 million of unrecognized tax benefits have been identified related to certain tax credit carryforwards, which resulted in a reduction of the deferred tax asset and related valuation allowance. We recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. For the quarter ended March 31, 2008, the amount of accrued interest related to unrecognized tax benefits was not significant and no amount has been accrued for penalties.

Liquidity and Capital Resources

        Our liquidity requirements have historically consisted of research and development expenses, sales and marketing expenses, capital expenditures, working capital, debt service and general corporate expenses. Historically, we have funded these requirements and the growth of our business primarily through convertible subordinated debt offerings, the issuance of common stock, including the exercise of stock options, sales of our products and license agreements for our drug compounds. We now expect to fund our liquidity requirements primarily with revenue generated from product sales. We also believe we have the ability to meet our short-term liquidity needs through the use of our cash and short-term investments on hand at March 31, 2008.

        At March 31, 2008, $80.2 million of our investment portfolio was invested in AAA rated investments in auction-rate securities. Auction-rate securities are long-term variable rate bonds tied to short-term interest rates. After the initial issuance of the securities, the interest rate on the securities is reset periodically, at intervals established at the time of issuance (primarily every twenty-eight days), based on market demand for a reset period. Auction-rate securities are bought and sold in the marketplace through a competitive bidding process often referred to as an auction. If there is insufficient interest in the securities at the time of an auction, the auction may not be completed and the rates may be reset to predetermined "penalty" or "maximum" rates.

        Substantially all of our auction-rate securities are backed by pools of student loans guaranteed by the Federal Family Education Loan Program, or FFELP, and we continue to believe that the credit quality of these securities is high based on this guarantee and other collateral. From February 2008 through March 31, 2008, all scheduled auctions for our auction-rate securities have failed, which we believe is a result of the recent uncertainties in the credit markets. Consequently, the investments are not currently liquid, and we will not be able to access these funds until a future auction of these investments is successful, a buyer is found outside of the auction process, the security is called, or the underlying securities have matured. At the time of our initial investment and through the date of this report, all of our auction-rate securities remain AAA rated. We believe we have the ability to hold these investments until the lack of liquidity in these markets is resolved. As a result, we continue to classify the entire balance of auction-rate securities as non-current available-for-sale investments at fair value on our condensed consolidated balance sheet.

        Typically, the fair value of auction-rate securities investments approximates par value due to the frequent resets through the auction process. While we continue to earn interest on our auction-rate securities investments at the contractual rate, these investments are not currently trading and therefore do not have a readily determinable market value. Accordingly, the estimated fair value of the auction-rate securities no longer approximates par value.

        At March 31, 2008, because of the temporary declines in fair value for the auction-rate securities, which we attribute to liquidity matters rather than credit issues as discussed above, we have classified our auction-rate securities at Level 3, as defined under the SFAS No. 157, Fair Value Measurement, or SFAS 157, framework and described in Note 11, Fair Value Measurements, of our condensed consolidated financial statements included in this quarterly report on Form 10-Q, with a fair value of $80.2 million. The fair value of these auction-rate securities are estimated utilizing a trinomial discounted cash flow analysis, which was compared, when possible, to other observable market data or inputs with similar characteristics. The assumptions used in preparing the discounted cash flow analysis include estimates for the maximum interest rate, the probability of passing, failing or default at each auction, the severity of default and the discount rate. Based on this assessment of fair value, as of March 31, 2008, we determined there was a decline in fair value of our auction-rate securities investments of $3.5 million which was deemed temporary. If current market conditions deteriorate further, we may be required to record additional unrealized losses in other comprehensive income. If the credit rating of the security issuers deteriorates, the anticipated recovery in market values does not occur, or we need funds from the auction-rate securities to meet working capital needs, we may be required to adjust the carrying value of these investments through impairment charges recorded to earnings, as appropriate, which could be material.

        Cash, cash equivalents and short- and long-term investments totaled $833.6 million, or 61% of total assets, at March 31, 2008, compared to $1.1 billion, or 76% of total assets, at December 31, 2007.

        Net cash used in operating activities for the three months ended March 31, 2008 was $66.9 million, which includes net income of $12.2 million. Our net income for this period includes non-cash charges of $57.3 million, consisting primarily of research and development in process upon acquisition, share-based compensation and depreciation and amortization expense. Accounts receivable increased by $57.2 million primarily due to the timing of our sales. Other assets increased by $30.5 million, which is primarily as a result of an increase in prepaid expenses and a change in our deferred tax asset. Accounts payable increased by $13.7 million primarily due to timing of vendor payments. Accrued expenses decreased by $76.1 million primarily due to the $75.0 million upfront payment we paid to Bial in January 2008. Product sales allowances and reserves increased $6.5 million primarily due to product revenue rebates related to LUNESTA and XOPENEX Inhalation Solution product sales. Other liabilities increased by $12.4 million primarily as a result of a change in our tax liability pursuant to FIN 48, partially offset by the payments made relating to the 2007 sales force restructuring.

        Net cash used in investing activities for the three months ended March 31, 2008 was $70.7 million, which is primarily attributable to the purchase of intangible assets from Nycomed in January 2008 of $150.0 million and the purchases of property and equipment of $8.2 million, partially offset by the cash provided by net sales of short- and long-term investments of $87.5 million.

        Net cash provided by financing activities for the three months ended March 31, 2008 was $1.0 million. We received proceeds of $1.3 million from issuing common stock upon the exercise of stock options issued under our stock option plans, and we used $300,000 to repay capital lease obligations and long-term debt.

        We believe our existing cash and the cash flow that we anticipate from operations and current strategic alliances will be sufficient to support existing operations through at least 2009. In the longer term, we expect to continue to fund our operations with revenue generated from product sales. Our actual future cash requirements and our ability to generate revenue, however, will depend on many factors, including:

  •
  LUNESTA sales;

  •
  XOPENEX Inhalation Solution and XOPENEX HFA sales;

  •
  BROVANA sales;

  •
  successful commercialization of OMNARIS Nasal Spray and ALVESCO HFA Inhalation Aerosol;

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

        If our assumptions underlying our beliefs regarding future revenues and expenses change, or if opportunities or needs arise, we may seek to raise additional cash by selling debt or equity securities or otherwise borrowing money. However, we may not be able to raise such funds on favorable terms, if at all.

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

Critical Accounting Policies and Estimates

        We identified critical accounting policies and estimates in our annual report on Form 10-K for the year ended December 31, 2007. These critical accounting policies relate to product revenue recognition, revenue recognition related to multiple element arrangements, royalty revenue recognition, product sales allowance and reserves, cash and cash equivalent, short- and long-term investments, accounts receivable and bad debt, amortization, depreciation and certain long lived assets, income taxes, inventory write-downs, stock-based compensation, and research and development expense. These policies require us to make estimates in the preparation of our financial statements as of a given date. Because of the uncertainty inherent in these matters, our actual results could differ from the estimates we use in applying the critical accounting policies.

        A summary of accounting policies that are considered critical may be found in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2007 in the "Critical Accounting Policies" section. Other than as described below, our critical accounting policies and estimates are as set forth in the Form 10-K.

        Product sales allowances and reserves—The following table summarizes activity in each of our product sales allowances and reserve categories for the three months ended March 31, 2008:

	Payment Term Discount	Wholesaler Fee for Service	Government Rebates and Contractual Discounts	Returns	Other Discounts	Total
	(in thousands)
Balance at December 31, 2007	$(4,139)	$(12,112)	$(206,733)	$(24,351)	$(2,643)	$(249,978)
Current provision:
Current year	(8,966)	(3,484)	(115,982)	(6,462)	(1,202)	(136,096)
Prior year	—	—	(4,040)	—	—	(4,040)

Total	(8,966)	(3,484)	(120,022)	(6,462)	(1,202)	(140,136)

Actual:
Current year	4,319	—	16,647	—	502	21,468
Prior year	3,912	11,046	87,645	6,680	2,168	111,451

Total	8,231	11,046	104,292	6,680	2,670	132,919

Balance at March 31, 2008	$(4,874)	$(4,550)	$(222,463)	$(24,133)	$(1,175)	$(257,195)

        Calculating each of these product sales allowances and reserves involves significant estimates and judgments and requires us to use information from external sources. Based on known market events and trends, internal and external historical trends, third-party data, customer buying patterns and current knowledge of contractual and statutory requirements, we are able to make reasonable estimates of sales discounts.

        Fair Value Measurements—Effective January 1, 2008, we adopted SFAS 157. SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value and expands disclosures about fair value measurements. In February 2008, the FASB released a FASB Staff Position, or FSP, No. 157-2, Effective Date of FASB Statement No. 157, or FSP 157-2, which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2007.

        In accordance with FSP 157-2, we have not applied the provisions of SFAS 157 to the following nonfinancial assets and nonfinancial liabilities:

  •
  reporting units and nonfinancial assets and nonfinancial liabilities measured at fair value for the goodwill impairment test in accordance with FASB Statement No. 142, Goodwill and Other Intangible Assets.

  •
  nonfinancial long-lived assets or asset groups measured at fair value for impairment assessment or disposal under FASB Statement No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

  •
  nonfinancial liabilities for exit or disposal activity is initially measured at fair value under FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

        We have not yet determined the impact on our financial statements from adoption of SFAS 157 as it pertains to non-financial assets and liabilities for our first quarter of 2009. The partial adoption of SFAS 157 for financial assets and liabilities did not have a material impact on our condensed consolidated financial position, results of operations or cash flows.

        Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. Fair value is based upon quoted market prices, where available. Where quoted market prices or other observable inputs are not available, we apply valuation techniques to estimate fair value. SFAS 157 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The three levels of the hierarchy are defined as follows:

        Level 1—Inputs to the valuation methodology are quoted market prices for identical assets or liabilities in active markets. The types of assets measured at fair value using Level 1 inputs include our publicly traded equity investments with quoted market prices and money market funds.

        Level 2—Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates, yield curves, etc.) and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs). The types of assets measured at fair value using Level 2 inputs include our publicly traded debt securities and other marketable securities with quoted market prices, which are in markets that are considered less active.

        Level 3—Inputs to the valuation methodology are unobservable inputs based on management's best estimate of inputs market participants would use in pricing the asset or liability at the measurement date, including assumptions about risk. The types of assets measured at fair value using Level 3 inputs include non-current auction-rate securities.

        Short- and Long-Term Investments:    We estimated the fair values of our auction-rate securities utilizing a trinomial discounted cash flow valuation model. This analysis considers, among other items, the maximum interest rate, the probability of passing, failing or default at each auction, the severity of default and the discount rate. These securities were also compared, when possible, to other observable market data or inputs with similar characteristics to the securities that we held including credit default swaps spreads on securities with similar credit, implied volatility rates on exchange traded options and spreads on corporate credit. The analysis assumes that a successful auction would occur, at par, at some point in time for each security.

Contractual Obligations

        As of March 31, 2008, our contractual obligations disclosure in our annual report on Form 10-K for the year ended December 31, 2007 has not materially changed.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

        We are exposed to market risk from changes in interest rates and equity prices, which could affect our future results of operations and financial condition. These risks are described in our annual report on Form 10-K for the year ended December 31, 2007. As of May 12, 2008, there have been no material changes to the market risks described in our annual report on Form 10-K for the year ended December 31, 2007. Additionally, we do not anticipate any near-term changes in the nature of our market risk exposures or in our management's objectives and strategies with respect to managing such exposures.

        We hold auction-rate security investments which are AAA rated and the underlying assets are backed by pools of student loans guaranteed by FFELP. Due to the recent uncertainties in the credit market, these securities have been rendered temporarily illiquid, and the fair value of those investments as of March 31, 2008, is estimated to be $3.5 million below par value. We continue to classify our entire balance of auction-rate securities as non-current available-for-sale investments at fair value on our unaudited condensed consolidated balance sheet. We believe we have the ability to hold these investments until the lack of liquidity in these markets is resolved. If current market conditions deteriorate further, we may be required to record additional unrealized losses in other comprehensive income. If the credit rating of the security issuers deteriorates, the anticipated recovery in market values does not occur, or we need funds from the auction-rate securities to meet working capital needs, we may be required to adjust the carrying value of these investments through impairment charges recorded to earnings, as appropriate, which could be material.

ITEM 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        Our management has carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer, and Executive Vice President, Corporate Finance, Administration and Technical Operations, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008. The term "disclosure controls and procedures," as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed in the reports that the company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation and the identification of the material weakness in internal control over financial reporting described below, the Chief Executive Officer, the Chief Financial Officer and the Executive Vice President, Corporate Finance, Administration and Technical Operations, have concluded that, as of March 31, 2008, our disclosure controls and procedures were not effective.

        Our management has identified the following material weakness in our internal control over financial reporting:

        We did not establish and/or maintain effective controls over the process to identify transactions with the potential to establish a new Medicaid best price which affected the accuracy of the net revenue and product sales allowances and reserve accounts. Specifically, our controls over the calculation of Medicaid rebates were not designed to effectively monitor whether certain entities were appropriately exempt from the Medicaid best price calculation. This control deficiency resulted in the restatement of our consolidated financial statements for the years ended December 31, 2006 and 2005 and each quarter in 2006 and the first three quarters of 2007. Additionally, this control deficiency if not addressed could result in misstatements of Medicaid rebate liability and corresponding revenues that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected.

        In light of the material weakness referred to above, we performed additional analyses and procedures in order to conclude that our condensed consolidated financial statements included in this quarterly report on Form 10-Q are fairly presented, in all material respects, in accordance with generally accepted accounting principles in the United States of America.

Changes in Internal Control Over Financial Reporting

        There has been no change in our internal control over financial reporting during our quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Remediation Plan

        The material weakness noted above was identified by year end 2007. During the first and second quarters of 2008, we have engaged in substantial efforts to address this material weakness and will continue to do so throughout 2008. All of these efforts were commenced in the first quarter of 2008 or will be commenced in the second quarter of 2008 and concluded thereafter in a timely fashion as early in 2008 as is reasonably possible. Our ongoing improvements to the internal controls designed to address this material weakness will include the following, which will be undertaken with the assistance of qualified outside legal counsel:

           I)  Measures are and will continue to be taken to identify the cause of the material weakness in internal controls over financial reporting, through the following procedures:

    •
    Manually review a substantial sample of entities treated as Public Health Service, or PHS, covered entities by us in the past to assess whether these entities were correctly treated as covered entities. In the first quarter of 2008, we examined all entities to which we sold product at PHS prices to determine their eligibility for such pricing. PHS chargebacks to entities determined through this review to be ineligible for PHS pricing were reversed pending receipt of additional information from the entity sufficient to validate their PHS eligibility. We will test the results of this manual review with an automated system we are implementing. Manual reviews will be necessary during the development and implementation of an automated PHS entity review system as well as for our ongoing price reporting obligations and our interactions with CMS and the State Medicaid programs.

    •
    We have retained an outside consultant with relevant experience to implement an automated system to assess the eligibility of entities for PHS pricing. This system will be used for new entities seeking to access PHS pricing for our products and also to retest the treatment of those entities whose eligibility was determined as part of the manual review. This consultant was retained in the second quarter of 2008 and we are targeting implementation of the system by end of second quarter of 2008. The system will be utilized thereafter to assess PHS eligibility which we intend to begin in the third quarter of 2008.

    •
    Contact entities whose status cannot be appropriately determined from the manual and automated review for additional data sufficient to identify those entities correctly.

    •
    Initiate collection procedures against entities determined to have received PHS prices in error.

    •
    Upon completion of the aforementioned remediation steps we will communicate, in writing, with CMS and the Heath Resources and Services Administration regarding our determinations as to which entities are and are not considered PHS exempt during the manual and the automated review discussed above.

    •
    Initiate, as necessary upon completion of the aforementioned remediation steps, a prior period adjustment to CMS based on recalculations of AMP and best price that result from the efforts described above.

         II)  The following remediation efforts will be implemented by management to remediate the material weakness of internal control over financial reporting:

    •
    Once implemented, the automated system described above will be used on an ongoing basis to assist in the evaluation of PHS-related pricing requests and the determination of which transactions should be excluded from best price.

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

PART II

OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Litigation Related to Generic Competition and Patent Infringement

        Patent litigation involves complex legal and factual questions. We can provide no assurance concerning the outcome or the duration of any patent related lawsuits. If we, third parties from whom we receive royalties, or third parties from whom we have licensed products or received other rights to commercialize products, are not successful in enforcing our respective patents, the companies seeking to market generic versions of our marketed drugs and the drugs of our licensees will not be excluded, for the full term of the respective patents, from marketing their generic versions of our marketed products or third party products for which we have licensed rights to our patents. Introduction of generic copies of any of our marketed products or third party products for which we have licensed rights to our patents before the expiration of our patents would have a material adverse effect on our business, financial condition and results of operations.

  Levalbuterol Hydrochloride Inhalation Solution Abbreviated New Drug Applications

        In September 2005, we received notification that the FDA had received an ANDA from Breath Limited, or Breath, seeking approval of a generic version of our 1.25 mg/3 mL, 0.63 mg/3 mL and 0.31 mg/3 mL XOPENEX Inhalation Solution. Breath's submission includes a Paragraph IV certification alleging that our patents listed in the FDA publication entitled Approved Drug Products With Therapeutic Equivalence Evaluations, commonly referred to as the "Orange Book," for these three dosages of XOPENEX Inhalation Solution are invalid, unenforceable or not infringed by the generic version for which Breath is seeking approval. In October 2005, we filed a civil action against Breath for patent infringement in the United States District Court for the District of Massachusetts, No. CV:06-10043.

        In April 2008, we entered into a settlement and license agreement with Breath to resolve this litigation. The agreement permits Breath to sell its generic versions of these XOPENEX Inhalation Solution products in the United States under terms of an exclusive 180 day license commencing on August 20, 2012 and a non-exclusive license thereafter. Upon launch, Breath would pay Sepracor a double-digit royalty on gross profits generated from the sales of generic versions of these XOPENEX Inhalation Solution products. Under the agreement, Breath agrees not to sell any of the products covered by our patents that are the subject of the license before the date on which the license commences. On May 1, 2008, the parties submitted an agreed order of dismissal without prejudice, which the court approved. The litigation is now concluded.

        In April 2008, we also entered into a supply agreement with Breath whereby, effective August 20, 2012, we will exclusively supply levalbuterol products (1.25 mg/3 mL, 0.63 mg/3 mL and 0.31 mg/3 mL) to Breath, under our NDA for a period of 180 days, which we refer to as the Initial Term, and on a non-exclusive basis for two and one-half years thereafter. In addition to the royalties described above, Breath will pay us on a cost plus margin basis for supply of these levalbuterol products. The supply agreement contains provisions regarding termination for cause and convenience, including either party's right to terminate the agreement at any time after the Initial Term upon nine months written notice. Both the exclusive license under the settlement and license agreement and the exclusive supply obligations under the supply agreement could become effective prior to August 20, 2012 if a third party launches a generic version of those dosages of XOPENEX Inhalation Solution or if the parties otherwise mutually agree.

        On May 9, 2008, we provided to the Federal Trade Commission and Department of Justice Antitrust Division the notifications of the settlement with Breath as required under Section 1112(a) of the Medicare Prescription Drug, Improvement and Modernization Act of 2003, or MMA. The settlement with Breath and the other agreements with Breath and its affiliates, including the supply agreement, the agreement for the acquisition of Oryx and license agreements with Arrow, may be reviewed by antitrust enforcement agencies, such as the Federal Trade Commission and Department of Justice Antitrust Division. There can be no assurances that governmental authorities will not seek to challenge the settlement with Breath or that a competitor, customer or other third party will not initiate a private action under antitrust or other laws challenging the settlement with Breath. We may not prevail in any such challenges or litigation and, in any event, may incur significant costs in the event of an investigation or in defending any action under antitrust laws.

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

        In March 2008, the trial judge consolidated the Dey L. P. and Barr cases for all purposes, including discovery and trial. The court has not set a trial date.

        The filing of an action for patent infringement under the Drug Price Competition and Patent Term Restoration Act of 1984, also known as the "Hatch-Waxman Act" invokes an automatic 30-month stay of the FDA's authority to grant final marketing approval to those companies that filed an ANDA containing a Paragraph IV certification against one or more of our XOPENEX Inhalation Solution patents. The first filer of an ANDA with a Paragraph IV certification is potentially entitled to a 180 day period of semi-exclusivity during which the FDA cannot approve subsequently filed ANDAs. The 180 day semi-exclusivity period would begin to run only upon first commercial marketing by the first filer. There are, however, also certain events that could cause the first filer to forfeit the 180 day semi-exclusivity period, which we refer to as a forfeiture event.

        For our 1.25 mg/3 mL, 0.63 mg/3 mL, and 0.31 mg/3 mL XOPENEX Inhalation Solution, we believe that Breath is the first filer and potentially entitled to 180 days of semi-exclusivity against subsequent ANDA filers for those three dosages. The 30-month stay against Breath's ANDA expired on March 7, 2008. On April 9, 2008, the FDA granted final approval to Breath's ANDA for all three dosages. However, if a forfeiture event occurs and the FDA determines that Breath has forfeited the 180 day semi-exclusivity period for those three dosages, other ANDA filers who have been granted final approval by the FDA could commence an "at risk" launch upon expiration of the 30-month stay. For those three dosages, the 30-month stays against Dey, L.P. and Barr expire on or about July 9, 2008 and November 30, 2009, respectively.

        For our 1.25 mg/0.5 mL XOPENEX Inhalation Solution concentrate, we believe that Dey, L.P. is the first filer and potentially entitled to 180 days of semi-exclusivity for that concentration. The 30 month stay against Dey, L.P.'s ANDA for that concentration expires on or about February 14, 2009.

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

  Desloratadine Abbreviated New Drug Applications

        Certain of Schering-Plough Corporation's, or Schering-Plough, CLARINEX products for which we receive sales royalties are currently the subject of patent infringement litigation. In addition, since June 2007, the FDA has received ANDAs relating to various dosage forms of CLARINEX from ten different generic pharmaceutical companies. These ANDA submissions include Paragraph IV certifications alleging that our patents, which Schering-Plough (as licensee of such patents) listed in the Orange Book for these products, are invalid, unenforceable or not infringed by the submitter's proposed product. We and the University of Massachusetts, co-owners of certain patents listed in the Orange Book, filed civil actions against these parties for patent infringement in the United States District Court for the District of New Jersey. In April 2008, the trial judge consolidated these cases for all purposes including discovery and trial. The court has not set a trial date. We believe that all of these ANDAs are subject to a statutory stay of approval until at least December 21, 2009 based on previous litigation commenced by Schering-Plough against these parties in separate civil actions involving another patent.

        In March 2008, we entered into a consent agreement with Glenmark Pharmaceuticals, Inc., or Glenmark, whereby Glenmark agreed not to pursue its case and to not market CLARINEX 5mg tablets until the expiration of our patents listed by Schering-Plough in the Orange Book or until these patents are found invalid or unenforceable.

  Levocetirizine Abbreviated New Drug Application

        In February 2008, we received notification that the FDA had received an ANDA from Synthon Pharmaceuticals, Inc., or Synthon, seeking approval of a generic version of UCB, Inc.'s, or UCB, 5 mg tablets of XYZAL levocetirizine tablets. Synthon's submission includes a Paragraph IV certification alleging that our patent listed by UCB (as NDA owner and licensee of such patent) in the Orange Book for XYZAL is invalid, unenforceable or not infringed by the generic version for which Synthon is seeking approval. In April 2008, UCB filed in its name and on our behalf civil actions in the United States District Court for the District of Delaware and the United States District Court for the Eastern District of North Carolina against Synthon for patent infringement. We believe that Synthon's ANDA is subject to a statutory stay of approval until on or about August 31, 2010 based on the filing of the civil actions for patent infringement.

        In April 2008, we received notification that the FDA had received an ANDA from Sun Pharmaceutical Industries Limited, or Sun, seeking approval of a generic version of UCB's 5 mg tablets of XYZAL levocetirizine tablets. Sun's submission includes a Paragraph IV certification alleging that our patent listed by UCB (as NDA owner and licensee of such patent) in the Orange Book for XYZAL is invalid, unenforceable or not infringed by the generic version for which Sun is seeking approval. We and/or UCB are contemplating bringing an action against Sun for patent infringement.

BROVANA Patent Infringement Claim

        In April 2007, we were served with a Complaint filed in the United States District Court for the Southern District of New York, C.A. No. 1:07-cv-2353, by Dey L.P. and Dey, Inc., referred to collectively as Dey, alleging that manufacture and sale of BROVANA infringes or will induce infringement of a single U.S. patent for which Dey owns all rights, title and interest. In April 2007, we filed an Answer and Counterclaim to this Complaint seeking to invalidate the originally asserted patent and a second related patent. In May 2007, Dey filed a reply asserting infringement of the second patent. Under the current trial scheduling order, trial will begin no earlier than January 12, 2009. It is too early to make a reasonable assessment as to the likely outcome or impact of this litigation. We are unable to reasonably estimate any possible range of loss or liability related to this lawsuit due to its uncertain resolution.

        In March 2008, U.S. Patent 7,348,362 entitled "Bronchodilation b-agonist compositions and Methods" issued and Dey, L.P. is the assignee of the patent. We are currently evaluating this patent.

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

        Approximately 86% of our total revenues for the three months ended March 31, 2008 and approximately 89% of our total revenues for the year ended December 31, 2007 resulted from sales of LUNESTA and XOPENEX Inhalation Solution, and we expect that sales from these two products will continue to represent a significant majority of our revenues for the coming year. In April 2005, we commercially introduced LUNESTA as a new product in a highly and increasingly competitive market, and we cannot be certain that it will achieve continued commercial success. In addition, we do not have long-term sales contracts with our customers, and we rely primarily on purchase orders for sales of LUNESTA and XOPENEX Inhalation Solution. Reductions, delays or cancellations of orders for LUNESTA or XOPENEX Inhalation Solution could adversely affect our operating results. Additionally, revenues from the sale of XOPENEX Inhalation Solution have been, and we expect will continue to be, adversely affected on a comparable basis as a result of changes in the Medicare Part B reimbursement rate. If sales of LUNESTA do not increase and if sales of XOPENEX Inhalation Solution in other markets do not offset the reduction in revenues resulting from the changes in Medicare Part B reimbursement for the product, or if we do not prevail against those manufacturers seeking to market a generic version of our XOPENEX Inhalation Solution product, we may not have sufficient revenues to achieve our business plan or repay our outstanding debt, and our business will not be successful. Any other adverse developments with respect to the sale of LUNESTA or XOPENEX Inhalation Solution could significantly reduce revenues and have a material adverse effect on our ability to maintain profitability and achieve our business plan.

        In December 2005, we commercially introduced XOPENEX HFA, in April 2007, we commercially introduced BROVANA and in April 2008, we commercially introduced OMNARIS Nasal Spray. In addition, we expect to launch ALVESCO HFA Inhalation Aerosol in the second half of 2008. We cannot be certain that XOPENEX HFA, BROVANA, OMNARIS Nasal Spray or ALVESCO HFA Inhalation Aerosol will achieve commercial success.

        With respect to XOPENEX Inhalation Solution, Breath, Dey, L.P., Barr, Teva Parenternal Medicines, a subsidiary of Teva Pharmaceuticals U.S.A., or Teva, and Watson Laboratories, Inc., or Watson, have filed ANDAs including Paragraph IV certifications with the FDA seeking to market a generic version of levalbuterol hydrochloride inhalation solution before our patents expire. Patent infringement litigation remains outstanding against Dey, L.P. and Barr, but we have decided not to commence litigation against Watson at this time as its Paragraph IV certification is limited to a single patent that expires in 2021. Teva's Paragraph IV certification is also limited to a single patent that expires in 2021 and we are still evaluating whether to commence litigation in response.

        In April 2008, we entered into a settlement and license agreement with Breath to resolve our patent infringement litigation against Breath. The agreement permits Breath to sell its generic versions of XOPENEX Inhalation Solution products (1.25 mg/3 mL, 0.63 mg/3 ml and 0.31 mg/3 mL) in the United States under terms of an exclusive 180 day license commencing on August 20, 2012 and a non-exclusive license thereafter. Upon launch, Breath would pay Sepracor a double-digit royalty on gross profits generated from the sales of generic versions of these XOPENEX Inhalation Solution products. Under the agreement, Breath agrees not to sell any of the products covered by our patents that are the subject of the license before the date on which the license commences. On May 1, 2008, the parties submitted an agreed order of dismissal without prejudice, which the court approved. The litigation is now concluded.

        In April 2008, we also entered into a supply agreement with Breath whereby, effective August 20, 2012, we will exclusively supply levalbuterol products (1.25 mg/3 mL, 0.63 mg/3 mL and 0.31 mg/3 mL) to Breath, under our NDA, for a period of 180 days, which we refer to as the Initial Term, and on a non-exclusive basis for two and one-half years thereafter. In addition to the royalties described above, Breath will pay us on a cost plus margin basis for supply of these levalbuterol products. The supply agreement contains provisions regarding termination for cause and convenience, including either party's right to terminate the agreement at any time after the Initial Term upon nine months written notice. Both the exclusive license under the settlement and license agreement and the exclusive supply obligations under the supply agreement could become effective prior to August 20, 2012 if a third party launches a generic version of those dosages of XOPENEX Inhalation Solution or if the parties otherwise mutually agree.

        No trial date has been set in our patent infringement litigation against Dey, L.P. and Barr pending in the United States District Court of the District of Delaware. The trial judge recently consolidated both cases for all purposes.

        The filing of a lawsuit for patent infringement under the Hatch-Waxman Act results in an automatic 30-month stay of the FDA's authority to grant marketing approval to these companies. The 30-month stay against Breath's ANDA expired for our 1.25 mg/3 mL, 0.63 mg/3 mL and 0.31 mg/3 mL XOPENEX Inhalation Solution products on March 7, 2008. On April 9, 2008, the FDA granted final approval to Breath's ANDA for all three dosages. If the FDA determines that Breath has forfeited the 180 day semi-exclusivity period for those three dosages, other ANDA filers who have been granted final approval by the FDA could commence an "at risk" launch upon expiration of the 30-month stay. For those three dosages, the 30-month stays against Dey, L.P. and Barr expire on or about July 9, 2008 and November 30, 2009, respectively. If either of these parties were to commence selling a generic alternative to our XOPENEX Inhalation Solution products prior to the resolution of these ongoing legal proceedings, or there is a court determination that the products these companies wish to market do not infringe our patents, or that our patents are invalid or unenforceable, it would have a material adverse effect on our business, financial condition and/or results of operations. In addition, our previously issued guidance regarding our projected financial results may no longer be accurate and we would have to revise such guidance.

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

        We cannot be certain that we will be able to continue to successfully commercialize LUNESTA and/or XOPENEX Inhalation Solution, that we will be able to successfully commercialize BROVANA, XOPENEX HFA, OMNARIS Nasal Spray or launch ALVESCO HFA Inhalation Aerosol, or that any of our products will be accepted in their markets. Specifically, the following factors, among others, could affect the level of success and market acceptance of our products:

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

Sales of XOPENEX Inhalation Solution have been adversely affected as a result of the changes in the Medicare Part B reimbursement rate, and if our strategy for responding to such changes is not successful, our revenue will be further adversely affected.

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

        On December 29, 2007, President Bush signed into law legislation, the effect of which is two-fold with respect to XOPENEX Inhalation Solution. First, the legislation mandates that XOPENEX Inhalation Solution and generic albuterol be reimbursed at the lower of their stand-alone weighted ASP and the blended weighted ASP for XOPENEX Inhalation Solution and generic albuterol. Since the bundling action described above resulted in an unintended increase in Medicare Part B reimbursement for generic albuterol, significantly higher than the product's ASP (as publicly reported by the Medicare Part B program), the legislation eliminated the potential for inappropriate reimbursement incentives to influence the dispensing decisions of providers. Second, the legislation passed by Congress, and signed into law by President Bush, included a change in the methodology CMS uses to calculate quarterly ASP. This change has resulted in further downward pressure on the Medicare Part B reimbursement for XOPENEX Inhalation Solution, particularly when applied to the blended albuterol/XOPENEX Inhalation Solution ASP calculation.

        We estimate that as much as 20% of our XOPENEX Inhalation Solution units sold are subject to reimbursement under Medicare Part B. We have been actively contracting with home health care and retail pharmacy providers in an effort to ensure the continued availability of XOPENEX Inhalation Solution to Medicare Part B beneficiaries with reversible obstructive airway disease. If the contracting strategy for XOPENEX Inhalation Solution is not successful in maintaining as much of the current unit sales levels for the product in Medicare as commercially possible, if the blended Medicare Part B reimbursement rate for XOPENEX Inhalation Solution and generic albuterol falls to an amount where it is no longer financially feasible to market XOPENEX Inhalation Solution to Medicare Part B participants and/or if the Durable Medical Equipment Program Safeguard Contractors, or DME-PSCs, the entities responsible for overseeing the Medicare Part B prescription drug benefit for respiratory products, impose restrictive coverage policies on, or take action intended to further reduce the payment level for XOPENEX Inhalation Solution, revenue from sales of XOPENEX Inhalation Solution will be adversely affected and our financial condition and results from operations will be impaired.

        In March 2006, the DME-PSCs announced their intention to implement a Least Costly Alternative, or LCA, reimbursement action for XOPENEX Inhalation Solution that would reduce the reimbursement paid for XOPENEX Inhalation Solution to the level of generic racemic albuterol. In December 2006, CMS commenced a National Coverage Analysis, or NCA, to determine when use of nebulized levalbuterol in treating COPD in the Medicare population is reasonable and necessary. While the NCA for XOPENEX Inhalation Solution was pending, the DME-PSCs announced that the proposed LCA would be stayed. On June 20, 2007, CMS announced its preliminary coverage determination, stating that, based on its review of the available data and comments submitted, it was unable to determine the criteria for when XOPENEX Inhalation Solution would be appropriate to use by the Medicare population and would instead defer this determination to the DME-PSCs. On April 10, 2008, the Durable Medical Equipment Medicare Administrative Contractors, or DME-MACs, the entities responsible for administering the prescription drug benefit for Medicare Part B respiratory products, announced its intention to implement the previously announced LCA, effective July 1, 2008. We believe that the LCA is inconsistent with the statutory language of the MMA, both as originally enacted and as amended by the subsequent legislation referred to above, and we intend to consider and pursue options available to us to rescind this action and allow us to continue to make XOPENEX Inhalation Solution available to Medicare beneficiaries. If allowed to go forward, this reimbursement action by the DME-MACs would reduce the level of payment for XOPENEX Inhalation Solution dispensed to Medicare beneficiaries to that of generic racemic albuterol. At such a reimbursement rate, we would no longer be able to sell XOPENEX Inhalation Solution profitably in the Medicare Part B market and revenues for the product may be materially adversely affected.

We have significant debt and we may not be able to make principal payments when due.

        As of March 31, 2008, our total debt was approximately $720.8 million. None of our 0% Series A notes due December 2008, our 0% Series B notes due December 2010 nor our 0% notes due October 2024 restricts us or our subsidiaries' ability to incur additional indebtedness, including debt that ranks senior to the notes. The 0% notes due 2024 are senior to the Series A notes due 2008 and Series B notes due 2010. Additional indebtedness that we incur may in certain circumstances rank senior to or on parity with this debt. Our ability to satisfy our obligations will depend upon our future performance, which is subject to many factors, including factors beyond our control. The conversion prices for the 0% Series A notes due 2008 and 0% Series B notes due 2010 are $31.89 and $29.84, respectively. In December 2008, $72.8 million will be due on our 0% Series A notes. On April 30, 2008, the closing sale price of our common stock was $21.55. If the market price for our common stock does not exceed the conversion price, the holders of our outstanding convertible debt may decide not to convert their securities into common stock. For example, the holders of our 5% debentures did not convert such debentures into common stock, and on February 15, 2007, the maturity date for the 5% debentures, we repaid in cash the entire principal amount of $440.0 million, plus $11.0 million of accrued interest. Our 0% notes due 2024 are convertible into cash and, if applicable, shares of our common stock at a conversion price of approximately $67.20, at the option of the holders in October 2009, 2014, 2019 and 2024, as well as under certain circumstances. We may not be able to make the required cash payments upon maturity of 0% Series B notes due 2010 or upon conversion of the 0% notes due 2024.

        Historically, we have had negative cash flow from operations, and in 2006, we experienced our first full year of positive cash flow from operating activities. Unless we have sufficient cash or are able to generate sufficient operating cash flow to pay off the principal of our outstanding debt, we will be required to raise additional funds or default on our obligations under the debentures and notes. If revenue generated from sales of our products do not meet expected levels, it is unlikely that we would have sufficient cash flow to repay our outstanding convertible debt and/or make cash payments upon maturity of the 0% Series B notes due 2010 or upon conversion of the 0% notes due 2024. There can be no assurance that, if required, we would be able to raise the additional funds on favorable terms, if at all.

If we exchange debt for shares of common stock, there will be additional dilution to holders of our common stock.

        As of March 31, 2008, we had approximately $720.8 million of outstanding debt that could be converted into common stock. In order to reduce future payments due at maturity, we may, from time to time, depending on market conditions, repurchase additional outstanding convertible debt for cash; exchange debt for shares of our common stock, warrants, preferred stock, debt or other consideration; or a combination of any of the foregoing. If we exchange shares of our capital stock, or securities convertible into or exercisable for our capital stock, for outstanding convertible debt or use proceeds from the issuance of convertible debt to fund redemption of outstanding convertible debt with a higher conversion ratio, the number of shares that we might issue as a result of such exchanges would significantly exceed the number of shares originally issuable upon conversion of such debt and, accordingly, such exchanges would result in material dilution to holders of our common stock. We cannot provide assurance that we will repurchase or exchange any additional outstanding convertible debt.

We have identified a material weakness in our internal control over financial reporting that could adversely affect our ability to meet reporting obligations and negatively affect the trading price of our stock.

        A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. Accordingly, a material weakness increases the risk that the financial information we report contains material errors. As more fully described in Item 4 of this quarterly report on Form 10-Q, Controls and Procedures, we have determined that we did not establish and/or maintain effective controls over the process to identify transactions with the potential to establish a new Medicaid best price, which affected the accuracy of the net revenue and product sales allowance and return accounts. Specifically, our controls over the calculation of Medicaid rebates were not designed to effectively monitor whether certain entities were appropriately exempt from the Medicaid best price calculation. Our management has determined that this control deficiency constitutes a material weakness, which resulted in the restatement of our consolidated financial statements as of and for the years ended December 31, 2006 and 2005 and selected financial data as of and for the years ended December 31, 2006, 2005, 2004 and 2003, as set forth in our Form 10-K filed on February 29, 2008, and the restatement of our unaudited quarterly information for the fiscal quarters ended March 31, June 30 and September 30, 2007 and 2006, as set forth in our amended and restated quarterly reports for these periods filed on Form 10-Q/A on May 7, 2008.

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
  drug discovery and development efforts;

  •
  relationships with collaboration partners;

  •
  the FDA regulatory process;

  •
  expansion into foreign markets;

  •
  litigation and government inquiries and investigations;

  •
  our capital requirements; and

  •
  selling, marketing and manufacturing expenses in connection with commercialization of products.

Our long-term investments include auction-rate securities that may not be accessible within the next 12 months and may experience a decline in value, which may adversely affect our liquidity and income.

        At March 31, 2008, $80.2 million of our investment portfolio was invested in AAA rated investments in auction-rate securities. Auction-rate securities are long-term variable rate bonds tied to short-term interest rates. After the initial issuance of the securities, the interest rate on the securities is reset periodically, at intervals established at the time of issuance (primarily every twenty-eight days), based on market demand for a reset period. Auction-rate securities are bought and sold in the marketplace through a competitive bidding process often referred to as an auction. If there is insufficient interest in the securities at the time of an auction, the auction may not be completed and the rates may be reset to predetermined "penalty" or "maximum" rates.

        Substantially all of our auction-rate securities are backed by pools of student loans guaranteed by FFELP, and we continue to believe that the credit quality of these securities is high based on this guarantee and other collateral. From February 2008 through March 31, 2008, all scheduled auctions for our auction-rate securities have failed, which we believe is a result of the recent uncertainties in the credit markets. Consequently, the investments are not currently liquid, and we will not be able to access these funds until a future auction of these investments is successful, a buyer is found outside of the auction process, the security is called or the underlying securities have matured. At the time of our initial investment and through the date of this report, all of our auction-rate securities remain AAA rated. We believe we have the ability to hold these investments until the lack of liquidity in these markets is resolved. As a result, we continue to classify the entire balance of auction-rate securities as non-current available-for-sale investments at fair value on our unaudited condensed consolidated balance sheet.

        Typically, the fair value of auction-rate securities investments approximates par value due to the frequent resets through the auction process. While we continue to earn interest on our auction-rate securities investments at the contractual rate, these investments are not currently trading and therefore do not have a readily determinable market value. Accordingly, the estimated fair value of the auction-rate securities no longer approximates par value.

        At March 31, 2008, because of the temporary declines in fair value for the auction-rate securities, which we attribute to liquidity matters rather than credit issues as discussed above, we have classified our auction-rate securities at Level 3, as defined under SFAS 157 framework and described in Note 11, Fair Value Measurements, of our condensed consolidated financial statements included in this quarterly report on Form 10-Q, with a fair value of $80.2 million. The fair value of these auction-rate securities are estimated utilizing a trinomial discounted cash flow analysis, which was compared, when possible, to other observable market data or inputs with similar characteristics. The assumptions used in preparing the discounted cash flow analysis include estimates for the maximum interest rate, the probability of passing, failing or default at each auction, the severity of default and the discount rate. Based on this assessment of fair value, as of March 31, 2008, we determined there was a decline in fair value of our auction-rate securities investments of $3.5 million, which we deemed temporary. If current market conditions deteriorate further, we may be required to record additional unrealized losses in other comprehensive income. If the credit rating of the security issuers deteriorates, the anticipated recovery in market values does not occur, or we need funds from the auction-rate securities to meet working capital needs, we may be required to adjust the carrying value of these investments through impairment charges recorded to earnings, as appropriate, which could be material.

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

  •
  timing and success of product introductions, including OMNARIS Nasal Spray and ALVESCO HFA Inhalation Aerosol;

  •
  changes in third-party reimbursement policies;

  •
  introduction of competitive products into the market;

  •
  results of clinical trials with respect to products under development;

  •
  a finding that our patents are invalid or unenforceable or that generic versions of our products do not infringe our patents or the "at risk" launch of generic versions of our products;

  •
  a finding that our products infringe the patents of a third party;

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

  •
  timing of receipt or payment of upfront, milestone or royalty payments under collaboration or licensing agreements;

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

  LUNESTA

        For insomnia treatments, LUNESTA faces intense competition from established branded and generic products in several drug classes including benzodiazepines, non-benzodiazepines, melatonin agonists, select antidepressants, and others. We estimate that our existing LUNESTA prescriptions account for less than 10% of the total, annual prescriptions currently being written in the United States for insomnia pharmaceutical therapies. Furthermore, LUNESTA faces substantial competition from non-prescription, over-the-counter and dietary supplement insomnia product options. We expect that LUNESTA will face increasing competition from a generic version of AMBIEN® (zolpidem tartrate), which was introduced in April 2007, a generic version of AMBIEN CR® (zolpidem tartrate extended release), which could be introduced as early as March 2009, and therapies in clinical development and under FDA review for the treatment of insomnia. We may also face additional competition in the event of commercial introduction of a generic version of LUNESTA. To continue to be successful with LUNESTA, we must continue to demonstrate that LUNESTA's safety and efficacy features are superior to those of competing branded and generic products, some of which may be less expensive than LUNESTA.

  XOPENEX FRANCHISE

        For asthma and COPD treatments, XOPENEX Inhalation Solution and XOPENEX HFA face intense competition from a variety of products. Patients with asthma and COPD turn to numerous classes of drugs, including corticosteroids, long-acting beta-agonists, short-acting beta-agonists, leukotriene modifiers, anticholingerics, and others, as well as certain combinations thereof. XOPENEX Inhalation Solution and XOPENEX HFA together account for approximately 3% of the total annual prescriptions currently being written in the United States for asthma and COPD pharmaceutical therapies. XOPENEX Inhalation Solution and XOPENEX HFA also face intense competition specifically within the beta-agonist classes of asthma and COPD treatments. We estimate that our existing XOPENEX prescriptions account for approximately 11% of the total annual prescriptions currently being written in the United States for beta-agonist asthma and COPD pharmaceutical therapies.

        Both monotherapy and combination therapy beta-agonist treatments compete directly with our XOPENEX products for the treatment of asthma and COPD. Albuterol, a short-acting beta-agonist, has been available generically for many years. Products containing albuterol as an active ingredient are well established and sell at prices substantially lower than XOPENEX Inhalation Solution and XOPENEX HFA. XOPENEX HFA also faces direct competition from CFC-containing albuterol MDIs and branded HFA albuterol MDIs. With the phase-out of CFC albuterol MDI, products required by the end of December 2008, we expect that competition from branded HFA MDIs will increase substantially. Furthermore, as a consequence of the ongoing commercialization of BROVANA, prescription levels for XOPENEX Inhalation Solution may be adversely affected to the extent that a significant number of physicians prescribe BROVANA, which could reduce the need for concomitant XOPENEX products. We may also face additional competition in the event of the commercial introduction of generic versions of our XOPENEX products.

        To be successful with our XOPENEX products, we must demonstrate that the efficacy and safety features of these drugs outweigh the higher price as compared to generic albuterol and other competing products and that these attributes differentiate these products from other asthma and COPD treatments, including beta-agonist asthma and COPD treatments.

  BROVANA

        For COPD treatments solely, BROVANA faces competition from a variety of products. Competitive products include all products used in the treatment of COPD. Patients with COPD turn to numerous classes of drugs including anticholingerics, corticosteroids, mukolytics, long-acting beta-agonists, short-acting beta-agonists, theophyllines, and others to treat their condition. We estimate that our existing BROVANA prescriptions account for less than 1% of the total annual prescriptions currently being written in the United States for COPD pharmaceutical therapies, and less than 1% of beta-agonist COPD pharmaceutical therapies specifically. Even though BROVANA is a nebulized product, it also faces competition from long-acting beta-agonists and anticholinergics delivered by MDI and dry-powder inhaler. BROVANA also competes with combination therapy products used for COPD. In the fourth quarter of 2007, PERFOROMIST™ (formoterol fumarate) Inhalation Solution, a direct competitor with BROVANA, was launched, which we anticipate may impact adversely BROVANA's prescription levels. To be successful with BROVANA, we must demonstrate that patients with COPD will benefit by using BROVANA.

  OMNARIS Nasal Spray

        OMNARIS Nasal Spray, a corticosteroid nasal spray, competes with perennial and seasonal allergic rhinitis treatments, and faces competition from oral antihistamines, intranasal antihistamines, intranasal decongestants, other intranasal corticosteroids, intranasal mast cell stabilizers, and antileukotrienes. To be successful with OMNARIS Nasal Spray, we must demonstrate that OMNARIS Nasal Spray's safety and efficacy features are superior to those of competing branded and generic products, some of which may be less expensive than OMNARIS Nasal Spray and may be available without a prescription. We may also face additional competition in the event of commercial introduction of a generic version of OMNARIS Nasal Spray.

  ALVESCO HFA Inhalation Aerosol

        If and when commercialized, ALVESCO HFA Inhalation Aerosol, an inhaled corticosteroid in a MDI, will compete with other asthma therapies, including asthma controller therapies, and face competition from leukotriene receptor antagonists, inhaled corticosteroid/long-acting beta-agonist combinations, monotherapy long-acting beta-agonists and other monotherapy inhaled corticosteroids. In addition, several of the aforementioned categories will have generic product entries in the future, which will likely result in competitive products that are less expensive than ALVESCO HFA Inhalation Aerosol. To be successful with ALVESCO HFA Inhalation Aerosol when commercialized, we must demonstrate that its safety and efficacy features are superior to that of competing branded products and, upon the entry of generic competition, these features outweigh the higher price compared to such generic competition.

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

We may increase or decrease the size of our sales force in the future based on factors such as inaccurate assumptions. Future increases in our sales force will result in significant expenses. Such increases may be done in anticipation of approvals and/or expected sales growth that are not realized. If such approvals and/or growth are not realized, we will have incurred unnecessary expense and may also be forced to reduce our sales force. Future reductions in our sales force could prevent us from achieving anticipated revenues and attracting and retaining qualified sales personnel and could negatively impact our financial condition and results of operations.

        We sell our products primarily through our direct sales force. During the fourth quarter of 2007, we reduced our direct sales force by approximately 300 positions. We recently announced that we plan to increase our sales force capacity in order to accommodate the commercialization of OMNARIS Nasal Spray and ALVESCO HFA Inhalation Aerosol. The costs of the increase in sales force capacity will offset the decrease in sales and marketing expenses we expected to realize as a result of the December 2007 sales force reduction. Any future expansion of the direct sales force will also require us to incur significant expenses. To the extent we expand our direct sales force in anticipation of receiving marketing approval for products under development, commercially introducing newly developed or acquired products and/or expected sales growth, we may again be forced to reduce our sales force if our expectations are not realized. In addition, our recent sales force reduction, and any future sales force reduction, may make it more difficult for us to attract the qualified sales people necessary to implement necessary sales force expansion, attract and retain qualified sales people necessary to maintain sales levels and/or to support potential sales growth and sales of additional products we may commercialize in the future.

We sell our products primarily through a direct sales force, and if we are not successful in attracting and retaining qualified sales personnel, we may not be successful in commercializing our products.

        We have established a sales force to market our products. Our ability to realize significant revenues from direct marketing and sales activities depends on our ability to attract and retain qualified sales personnel. Competition for qualified sales personnel is intense. Our recent sales force reduction could harm our ability to attract and retain qualified sales personnel, which would prevent us from successfully expanding our marketing and direct sales force on a timely or cost effective basis and from successfully commercializing our newly acquired products. In addition, any failure to attract and retain qualified sales personnel in the future, could impair our ability to maintain sales levels, successfully commercialize new products and/or support expected future sales growth. Our recent sales force reduction, and any future sales force reduction, could also result in temporary lack of focus and reduced productivity among our sales personnel. If our sales organization does not devote the time and resources necessary to attain sales projections, we may not be able to achieve anticipated revenues and our financial condition and operating results could be harmed.

        We recently announced that we planned to increase our sales force capacity in order to accommodate the commercialization of OMNARIS Nasal Spray and ALVESCO HFA Inhalation Aerosol. This increase is being effectuated through the services of a contract sales organization. We may also need to enter into additional co-promotion, contract sales force or other such arrangements with third parties, for example, where our own direct sales force is not large enough or sufficiently well aligned to achieve maximum penetration in the market. We may not be successful in entering into any co-promotion, contract sales force or other such arrangements, and the terms of any co-promotion, contract sales force or other such arrangements may not be favorable to us.

If we, our collaboration partners or our third-party manufacturers do not comply with current GMP regulations, then the FDA could refuse to approve marketing applications or force us to recall or withdraw our marketed products.

        The FDA and other regulatory authorities require that our products be manufactured according to their GMP regulations. The failure by us, our collaborative partners or our third-party manufacturers to comply with current GMP regulations could lead to delay in our development programs or refusal by the FDA or other regulatory authorities to approve marketing applications. Following marketing approval of a product, failure in either respect could also impede commercial introduction or ongoing distribution of the product and/or be the basis for action by the FDA or other regulatory authorities to withdraw approvals previously granted, to recall products and for other regulatory action.

We could be exposed to significant liability claims that could prevent or interfere with our product commercialization efforts.

        We may be subject to product liability claims that arise through testing, manufacturing, marketing, sale and use of pharmaceutical products. Product liability claims could distract our management and key personnel from our core business, require us to spend significant time and money in litigation or to pay significant damages, which could prevent or interfere with our product commercialization efforts and could adversely affect our business. Claims of this nature could also subject us to product recalls or adversely affect our reputation, which could damage our position in the market. Although we maintain product liability insurance coverage for our clinical trials and products we commercialize, it is possible that we will not be able to obtain further product liability insurance on acceptable terms, if at all, and that our insurance coverage may not provide adequate coverage against all potential claims.

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

        We have entered into wholesaler fee-for-service agreements, or FFSAs, with our three largest customers. Under the FFSAs, we pay the wholesalers a fee to maintain certain minimum inventory levels that gradually decline over the next several quarters. We believe it is beneficial to enter into FFSAs to establish specified levels of product inventory to be maintained by our wholesalers and to obtain more precise information as to the level of our product inventory available throughout the product distribution channel. We record the cost associated with the FFSAs as revenue deductions. We cannot be certain that the FFSAs will be effective in limiting speculative purchasing activity, that there will not be a future drawdown of inventory as a result of declining minimum inventory requirements, or otherwise, or that the inventory level data provided through our FFSAs are accurate. If speculative purchasing does occur, if our wholesalers significantly decrease their inventory levels, or if inventory level data provided through FFSAs is inaccurate, our business, financial condition, cash flows and results of operations may also be adversely affected.

Risks Related to the Regulatory Environment

If our products do not receive government approval, we will not be able to commercialize them.

        The FDA and similar foreign agencies must approve for commercialization in the relevant jurisdiction any pharmaceutical products developed by us or our development partners. These agencies impose substantial requirements on drug manufacturing and marketing. Any unanticipated preclinical and clinical studies we are required to undertake could result in a significant increase in the cost of advancing our products to commercialization. In addition, failure by us or our collaborative development partners to obtain regulatory approval on a timely basis, or at all, or the attempt by us or our collaborative development partners to receive regulatory approval to achieve labeling objectives, could prevent or adversely affect the timing of commercial introduction of, or our ability to market and sell, our products.

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

        There have been, there are, and we expect there will continue to be, state and Federal legislative and/or administrative proposals that could limit the amount that state or Federal governments will pay to reimburse the cost of pharmaceutical products. Legislative or administrative acts including, but not limited to, bundling multiple products into the same reimbursement code, imposing LCAs that reference the reimbursement for our products to that of lower priced alternative therapies, and changing the manner in which reimbursement is calculated for prescription drugs, can reduce reimbursement for our products and could adversely affect our business. In addition, private insurers, such as managed care organizations, may adopt their own coverage restrictions or demand price concessions in response to legislation or administrative action. Reduction in reimbursement for our products could have a material adverse effect on our results of operations. Also, the increasing emphasis on managed care in the United States may put increasing pressure on the price and usage of our products, which may adversely affect product sales. Further, when a new drug product is approved, governmental and/or private reimbursement for that product is uncertain, as is the amount for which that product will be reimbursed and the extent of coverage for the product. We cannot predict availability or amount of reimbursement for our approved products or product candidates and current reimbursement policies for marketed products may change at any time.

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

  •
  the Hatch-Waxman Act, and amendments thereto, including the MMA, which regulate pharmaceutical patent litigation;

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

        Federal and state government agencies also continue to promote efforts to reduce health care costs, including those associated with the Medicare and Medicaid programs. These efforts may include supplemental rebates and restrictions on the amounts that agencies will reimburse for the use of products. In addition, both the Federal and state governments have initiated investigations and lawsuits concerning the Medicaid price reporting practices of many pharmaceutical companies to ensure compliance with the Medicaid rebate program. For example, in April 2007, we were sued by the County of Orange, New York in the Southern District of New York, along with over 70 other pharmaceutical companies, for allegedly inflating published average wholesale prices allegedly resulting in the overpayments by the state of New York's Medicaid program. This suit has been transferred to the Judicial Panel on Multidistrict Litigation to the District of Massachusetts, where the case is now pending as part of MDL 1456 (in re Pharmaceutical Industry Average Wholesale Price Litigation) and our obligation to answer the Complaint has been stayed pending the Court's decisions in related actions brought by other New York Counties against other defendants. We could be subject to damages and penalties as a consequence of this lawsuit, if we are found liable.

The approval of sale of certain medications without a prescription may adversely affect our business.

        In May 2001, an advisory panel to the FDA recommended that the FDA allow certain popular allergy medications to be sold without a prescription. In November 2002, the FDA approved CLARITIN, an allergy medication, to be sold without a prescription. In November 2007, the FDA also approved ZYRTEC, another allergy medication, to be sold without a prescription. In the future, the FDA may allow the sale of additional allergy medications without a prescription. The sale of CLARITIN, ZYRTEC and/or, if allowed, the sale of other allergy medications without a prescription, may have a material adverse effect on our business because the market for prescription drugs, including

CLARINEX, ALLEGRA, and XYZAL/XUSAL for which we receive royalties on sales, has been and may continue to be, adversely affected.

We recently determined that we provided PHS discounts to non-PHS covered entities. This circumstance creates uncertainty as to whether a new Medicaid best price was set in prior periods. If a new best price was set, we will be required to pay additional Medicaid rebates. In addition, we may face an increased risk of investigation or litigation concerning our Medicaid price reporting or other price reporting obligations.

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

        In January 2008, we notified CMS that we had identified potential errors in our determination of the best price used to calculate Medicaid rebate amounts in prior periods. As a follow up to this disclosure to CMS, our management, with the oversight of our Audit Committee, is reviewing our government pricing activities affected by the material weakness on our internal controls related to these potential errors. As a result of this matter, we restated our audited, consolidated financial statements as of and for the years ended December 31, 2006 and 2005 and selected financial data as of and for the years ended December 31, 2006, 2005, 2004 and 2003, as set forth in our annual report on Form 10-K filed on February 29, 2008, and our unaudited quarterly information for the fiscal quarters ended March 31, June 30 and September 30, 2007 and 2006, as set forth in our amended and restated quarterly reports for these periods filed on Form 10-Q/A on May 7, 2008. The amounts by which we have reduced revenues for contingent rebates were based on management's best estimates and assumptions made prior to any concurrence by CMS. These amounts may change as a result of future communications with CMS, and we cannot be certain that we have not overestimated the amount of additional rebates we may be required to pay, that the amount of any additional rebate payments or other payments we may owe will not exceed our current estimates, or that we will not be subject to fines, penalties or interest.

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

        Our success depends in large part on our ability, and the ability of our collaboration partners, to obtain, maintain and successfully enforce patents, and protect trade secrets. Our ability to commercialize any drug successfully will largely depend upon our ability to obtain and maintain patents, including successful enforcement of those patents, of sufficient scope to prevent third parties from developing substantially equivalent products. In the absence of patent and trade secret protection, competitors may adversely affect our business by independently developing and marketing substantially equivalent products. It is also possible that we could incur substantial costs if we are required to initiate litigation against others to protect or enforce our intellectual property rights.

        We have filed patent applications covering composition of, methods of making, and/or methods of using, our drugs and drug candidates. Our revenues under collaboration agreements with pharmaceutical companies depend in part on the existence and scope of issued patents. In addition, we may not be issued patents based on patent applications already filed or that we file in the future and if patents are issued, they may be insufficient in scope to cover the products licensed under these collaboration agreements. Generally, we do not receive royalty revenue from sales of products licensed under collaboration agreements in countries where we do not have a patent for such products. The issuance of a patent in one country does not ensure the issuance of a patent in any other country. Furthermore, the patent position of companies in the pharmaceutical industry generally involves complex legal and factual questions, and has been and remains the subject of much litigation. Legal standards relating to scope and validity of patent claims are evolving. Any patents we have obtained, or obtain in the future, may be challenged, invalidated or circumvented. Moreover, the United States Patent and Trademark Office may commence interference proceedings involving our patents or patent applications. Any challenge to, or invalidation or circumvention of, our patents or patent applications would be costly, would require significant time and attention of our management and could have a material adverse effect on our business. In addition, if we are not successful in enforcing our patents, we will not be able to prevent others from introducing generic versions of our products.

A number of our products and products for which we receive royalties are the subject of patent invalidation claims.

        With respect to XOPENEX Inhalation Solution, Breath, Dey, L.P., Barr, Teva and Watson have filed ANDAs including Paragraph IV certifications with the FDA seeking to market a generic version of levalbuterol hydrochloride inhalation solution before our patents expire. Patent infringement litigation remains outstanding against Dey, L.P., and Barr, but we have decided not to commence litigation against Watson at this time as its Paragraph IV certification is limited to a single patent that expires in 2021. Teva's Paragraph IV certification is also limited to a single patent that expires in 2021 and we are still evaluating whether to commence litigation in response.

        In April 2008, we entered into a settlement and license agreement with Breath to resolve our patent infringement litigation against Breath. The agreement permits Breath to sell its generic versions of these XOPENEX Inhalation Solution products (1.25 mg/3 mL, 0.63 mg/3 mL and 0.31 mg/3 mL) in the United States under terms of an exclusive 180 day license commencing on August 20, 2012 and a non-exclusive license thereafter. Upon launch, Breath would pay Sepracor a double-digit royalty on gross profits generated from the sales of generic versions of these XOPENEX Inhalation Solution products. Under the agreement, Breath agrees not to sell any of the products covered by our patents that are the subject of the license before the date on which the license commences. On May 1, 2008, the parties submitted an agreed order of dismissal without prejudice, which the court approved. The litigation is now concluded.

        In April 2008, we also entered into a supply agreement with Breath whereby, effective August 20, 2012, we will exclusively supply levalbuterol products (1.25 mg/3 mL, 0.63 mg/3 mL and 0.31 mg/3 mL) to Breath, under our NDA for a period of 180 days, which we refer to as the Initial Term, and on a non-exclusive basis for two and one-half years thereafter. In addition to the royalties described above, Breath will pay us on a cost plus margin basis for supply of these levalbuterol products. The supply agreement contains provisions regarding termination for cause and convenience, including either party's right to terminate the agreement at any time after the Initial Term upon nine months written notice. Both the exclusive license under the settlement and license agreement and the exclusive supply obligations under the supply agreement could become effective prior to August 20, 2012 if a third party launches a generic version of those dosages of XOPENEX Inhalation Solution or if the parties otherwise mutually agree.

        On May 9, 2008, we provided to the Federal Trade Commission and Department of Justice Antitrust Division the notifications of the settlement with Breath as required under Section 1112(a) of the MMA. The settlement with Breath and the other agreements with Breath and its affiliates, including the supply agreement, the agreement for the acquisition of Oryx and license agreements with Arrow, may be reviewed by antitrust enforcement agencies, such as the Federal Trade Commission and Department of Justice Antitrust Division. There can be no assurances that governmental authorities will not seek to challenge the settlement with Breath or that a competitor, customer or other third party will not initiate a private action under antitrust or other laws challenging the settlement with Breath. We may not prevail in any such challenges or litigation and, in any event, may incur significant costs in the event of an investigation or in defending any action under antitrust laws.

        The filing of a lawsuit for patent infringement under the Hatch-Waxman Act results in an automatic 30-month stay of the FDA's authority to grant marketing approval to these companies. The 30-month stay against Breath's ANDA expired for our 1.25 mg/3 mL, 0.63 mg/3 mL and 0.31 mg/3 mL XOPENEX Inhalation Solution products on March 7, 2008. On April 9, 2008, the FDA granted final approval to Breath's ANDA for all three dosages. If the FDA determines that Breath has forfeited the 180 day semi-exclusivity period for those three dosages, other ANDA filers who have been granted final approval by the FDA could commence an "at risk" launch upon expiration of the 30-month stay. For those three dosages, the 30-month stays against Dey, L.P. and Barr expire on or about July 9, 2008 and November 30, 2009, respectively. If either of these parties were to commence selling a generic alternative to our XOPENEX Inhalation Solution product prior to the resolution of these ongoing legal proceedings, or there is a court determination that the products these companies wish to market do not infringe our patents, or that our patents are invalid or unenforceable, it would have a material adverse effect on our business, financial condition and/or results of operations. In addition, our previously issued guidance regarding our projected financial results may no longer be accurate and we would have to revise such guidance.

        Certain of Schering-Plough's CLARINEX products for which we receive sales royalties are currently the subject of patent infringement litigation. In addition, since June 2007, the FDA has received ANDAs relating to various dosage forms of CLARINEX from ten different generic pharmaceutical companies. These ANDA submissions include Paragraph IV certifications alleging that our patents, which Schering-Plough (as licensee of such patents) listed in the Orange Book for these products, are invalid, unenforceable or not infringed by the submitter's proposed product. We and the University of Massachusetts, co-owners of certain patents listed in the Orange Book, filed civil actions against these parties for patent infringement in the United States District Court for the District of New Jersey. In April 2008, the trial judge consolidated these cases for all purposes including discovery and trial. The court has not set a trial date. We believe that all of these ANDAs are subject to a statutory stay of approval until at least December 21, 2009 based on previous litigation commenced by Schering-Plough against these parties in separate civil actions involving another patent.

        UCB's XYZAL 5mg product, for which we receive royalties, is currently the subject of patent infringement litigation. In addition, the FDA has received ANDAs from two generic pharmaceutical companies that include Paragraph IV certifications alleging that one of our patents which UCB (as NDA holder and licensee of the patent) listed in the Orange Book for this product, is invalid and/or not infringed by the ANDA filer's product. UCB, on its own and on our behalf, commenced patent infringement litigation against one of these parties and we and/or UCB are contemplating filing an action against the other party. We believe that these ANDAs are subject to a statutory stay of approval until at least August 31, 2010.

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

        Patent litigation involves complex legal and factual questions. We can provide no assurance concerning the outcome or the duration of any patent related lawsuits. If we, third parties from whom we receive royalties, or third parties from whom we have licensed products or received other rights to commercialize products, are not successful in enforcing our respective patents, the companies seeking to market generic versions of our market drugs and the drugs of our licensees will not be excluded, for the full term of our patents, from marketing their generic versions of our marketed products or third party products for which we have licensed rights to our patents. Introduction of generic copies of any of our products or third party products for which we have licensed rights to our patents before the expiration of our patents would have a material adverse effect on our business.

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

        Our success depends in part on our ability to operate without infringing upon proprietary rights of others, including patent and trademark rights. Third parties, typically drug companies, may hold patents or patent applications covering compositions, methods of making and uses, covering the composition of matter for some of the drug candidates for which we have patents or patent applications. Third parties may also hold patents relating to drug delivery technology that may be necessary for development or commercialization of some of our drug candidates. In each of these cases, unless we have or obtain a license agreement, we generally may not commercialize the drug candidates until these third-party patents expire or are declared invalid or unenforceable by the courts. Licenses may not be available to us on acceptable terms, if at all.

        Others may file suit against us alleging that our marketed products or product candidates infringe patents they hold. Even if resolved in our favor, any patent infringement litigation would be costly, would require significant time and attention of our management, could prevent us from commercializing our products for a period of time, could require us to pay significant damages and could have a material adverse effect on our business. If the matter is not resolved in our favor, we could be required to pay significant damages and/or be prevented from commercializing our product and our business could be materially adversely affected. In April 2007, we were served with a Complaint filed by Dey, alleging that the manufacture and sale of BROVANA infringes or will induce infringement of a single U.S. patent for which Dey owns all rights, title and interest. In April 2007, we filed an Answer and Counterclaim to this Complaint seeking to invalidate the originally asserted patent and a second related patent. In May 2007, Dey filed a reply asserting infringement of the second patent. Under the current trial scheduling order, trial will begin no earlier than January 12, 2009. It is too early to make a reasonable assessment as to the likely outcome or impact of this litigation. We are unable to reasonably estimate any possible range of loss or liability related to this lawsuit due to its uncertain resolution. In March 2008, U.S. Patent 7,348,362 entitled "Bronchodilation b-agonist compositions and Methods" issued and Dey, L.P. is the assignee of the patent. We are currently evaluating this patent.

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

        We have entered into a collaboration agreement with the 3M for the manufacturing of XOPENEX HFA. Under this agreement, 3M is responsible for manufacturing an MDI formulation of XOPENEX. We have also entered into agreements with Eisai and GSK for development and commercialization of our eszopiclone product, marketed as LUNESTA in the U.S. Under the Eisai agreement, Eisai will be responsible for completing remaining clinical trials necessary for attaining marketing approval from the Japanese regulatory authorities and, contingent on regulatory approval, commercialization of the product in Japan. Under the GSK agreement, GSK is responsible for the development and commercialization of the product for all markets worldwide, excluding the United States, Canada, Mexico and Japan. In addition, we have also recently entered into a license agreement with Bial for the development and commercialization in the United States and Canada of Bial's eslicarbazepine anti-epileptic compound. Under this agreement, Bial is responsible for certain development activities and prosecuting all patents and patent applications it licensed to us. We have also recently entered into a distribution and development agreement with Nycomed for the development, commercialization and distribution in the United States, its territories and possessions of Nycomed's compound ciclesonide, and certain products incorporating such compound, including ALVESCO HFA Inhalation Aerosol and OMNARIS Nasal Spray. Under this agreement, Nycomed is responsible for prosecuting all patents and patent applications with respect to these products. Most recently, we entered into two license and development agreements with Arrow for the development and commercialization of Arrow's levalbuterol/ipratropium combination inhalation solution product and for the development and commercialization of a ciclesonide standalone product and a ciclesonide/arformoterol combination product utilizing Arrow's know-how and intellectual property rights related to stable sterile suspension formulations and other technology.

        If 3M, Eisai, GSK, Bial, Nycomed, Arrow or any future development or commercialization collaborator does not devote sufficient time and resources to its collaboration arrangement with us, breaches or terminates its agreement with us, fails to perform its obligations to us in a timely manner, is unsuccessful in its development and/or commercialization efforts, or is unsuccessful in obtaining, maintaining or enforcing patents, and/or protecting trade secrets we license from such collaborator, we may not realize the potential commercial benefits of the arrangement and our results of operations may be adversely affected. In addition, if regulatory approval or commercialization of any product candidate under development by or in collaboration with a partner is delayed or limited, we may not realize, or may be delayed in realizing, the potential commercial benefits of the arrangement.

The royalties and other payments we receive under licensing arrangements could be delayed, reduced or terminated if our licensing partners terminate, or fail to perform their obligations under, their agreements with us, or if our licensing partners are unsuccessful in their sales efforts.

        We have entered into licensing arrangements pursuant to which we license patents to pharmaceutical companies and our revenues under these licensing arrangements consist primarily of milestone payments, royalties on sales of products and supply payments. Payments and royalties under these arrangements depend in large part on the efforts of our licensing partners in countries where we hold patents, including development and sales efforts and enforcement of patents, which we cannot control. If any of our licensing partners do not devote sufficient time and resources to its licensing arrangement with us or focuses its efforts in countries where we do not hold patents, we may not realize the potential commercial benefits of the arrangement, our revenues under these arrangements may be less than anticipated and our results of operations may be adversely affected. If any of our licensing partners was to breach or terminate its agreement with us or fail to perform its obligations to us in a timely manner, the royalties and other payments we receive under the licensing agreement could decrease or cease. If we are unable or fail to perform, or are in breach of our obligations under a licensing agreement, the royalties and other payments and benefits to which we are otherwise entitled under the agreement could be reduced or eliminated. Any delay or termination of this type could have a material adverse effect on our financial condition and results of operations because we may lose technology rights and milestone or royalty payments from licensing partners and/or revenues from product sales, if any, could be delayed, reduced or terminated.

We rely on third-party manufacturers, and this reliance could adversely affect our ability to meet our customers' demands.

        We currently operate a manufacturing plant that we believe can meet our commercial requirements of the active pharmaceutical ingredient for XOPENEX Inhalation Solution, XOPENEX HFA and BROVANA, partially fulfill our commercial requirements of the active pharmaceutical ingredient for LUNESTA, and support production of our product candidates in amounts needed for our clinical trials. We do not, however, have the capability to manufacture at our manufacturing facility all of our requirements for the active ingredients of our currently approved products, and we have no facilities for manufacturing pharmaceutical dosage forms or finished drug products. Developing and obtaining this capability would be time consuming and expensive. Unless and until we develop this capability, we will rely substantially, and in some cases, entirely, on third party manufacturers. Catalent Pharma Solutions, LLC, or Catalent, formerly Cardinal Health, Inc., and Holopack International Corporation, or Holopack, are currently our only finished goods manufacturers of our XOPENEX Inhalation Solution and Catalent is currently the sole finished goods manufacturer of BROVANA. Patheon Inc., or Patheon, is the sole manufacturer of LUNESTA, and 3M is the sole manufacturer and supplier of XOPENEX HFA. Certain components of XOPENEX HFA are available from only a single source. If Catalent, Holopack, Patheon, 3M, or any of our sole-source component suppliers experiences delays or difficulties in producing, packaging or delivering XOPENEX Inhalation Solution, XOPENEX HFA or its components, BROVANA or LUNESTA, as the case may be, we could be unable to meet our customers' demands for such products, which could lead to lost sales, customer dissatisfaction and damage to our reputation. Moreover, if we experience delays or difficulties meeting our supply obligations to GSK and Eisai as a result of our third party suppliers and manufacturers not meeting our demands, or for any other reason, we may not realize the potential commercial benefits of our supply and/or licensing arrangements with these parties and our results of operations may be adversely affected. If we are required to change manufacturers, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines, including FDA guidelines. The delays associated with the verification of a new manufacturer for XOPENEX Inhalation Solution, XOPENEX HFA or its components, BROVANA or LUNESTA could adversely affect our ability to produce such products in a timely manner or within budget.

        Pursuant to our distribution, development and commercialization agreement with Nycomed, Nycomed will be responsible for exclusively manufacturing and supplying us with our requirements of ALVESCO HFA Inhalation Aerosol and OMNARIS Nasal Spray and OMNARIS HFA. Furthermore, in the event that we develop and commercialize any additional products containing the compound ciclesonide, Nycomed, upon request, will be our exclusive supplier of such additional products. If Nycomed experiences delays or difficulties in producing, packaging or delivering ALVESCO HFA Inhalation Aerosol, OMNARIS Nasal Spray, OMNARIS HFA, or other products containing the compound ciclesonide, we could be unable to meet our customers' demands for such products, which could lead to lost sales, customer dissatisfaction and damage to our reputation.

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

        We are currently commercializing five products and expect to launch a sixth product, ALVESCO HFA Inhalation Aerosol, in 2008. In addition, we recently acquired from Nycomed the development rights to one late-stage product candidate, and recently licensed another late-stage product candidate from Bial. However, all of our other product candidates are in the early stages of development. In order to increase the likelihood that we will be able to successfully develop and/or commercialize additional drugs, we intend to acquire and develop additional product candidates and/or approved products. The success of this growth strategy depends upon our ability to correctly establish criteria for such acquisitions and successfully identify, select and acquire product candidates and/or products that meet such criteria. We will be required to integrate any acquired product candidates, including the product candidates we recently licensed from Bial and Arrow and product candidates we are developing pursuant to our agreement with Nycomed, into our research and development operations and any acquired products, including ALVESCO HFA Inhalation Aerosol and OMNARIS Nasal Spray into our sales and marketing operations. Managing the development and/or commercialization of a new product involves numerous other financial and operational risks, including difficulties allocating resources between existing and acquired assets and attracting and retaining qualified employees to develop and/or sell the product.

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

        As part of our efforts to acquire businesses, products and product candidates or to enter into other significant transactions, we conduct business, legal and financial due diligence with the goal of identifying and evaluating material risks involved in the transaction. Despite our efforts, we ultimately may be unsuccessful in ascertaining or evaluating all such risks and, as a result, might not realize the intended advantages of the transaction. If we fail to realize the expected benefits from acquisitions we have consummated or may consummate in the future, whether as a result of unidentified risks, integration difficulties, regulatory setbacks or other events, our business, results of operations and financial condition could be adversely affected. We will also need to make certain assumptions regarding acquired product candidates, including, among other things, development costs, the likelihood of receiving regulatory approval and the market for such product candidates. Our assumptions may prove to be incorrect, which could cause us to fail to realize the anticipated benefits of these transactions.

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

        Development and commercialization of some of our product candidates may depend on our ability to enter into additional collaboration agreements with pharmaceutical companies to fund all or part of the costs of development and commercialization of these product candidates. We may not be able to enter into collaboration agreements and the terms of the collaboration agreements, if any, may not be favorable to us. Inability to enter into collaboration agreements could delay or preclude development, manufacture and/or commercialization of some of our drugs and could have a material adverse effect on our financial condition and results of operations because:

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

ITEMS 2-5.    NONE

ITEM 6.    EXHIBITS

10.1(1)†	Distribution and Development Agreement for ciclesonide in the USA dated January 25, 2008 between the Registrant and Nycomed GmbH.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)
Filed with the Securities and Exchange Commission as Exhibit 10.45 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 000-19410) and incorporated herein by reference.

†
Confidential treatment has been requested as to certain portions, which portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEPRACOR INC.
Date: May 12, 2008	By:	/s/ ADRIAN ADAMS Adrian Adams President and Chief Executive Officer (Principal Executive Officer)
Date: May 12, 2008	By:	/s/ ROBERT F. SCUMACI Robert F. Scumaci Executive Vice President, Corporate Finance, Administration and Technical Operations (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description
10.1(1)†	Distribution and Development Agreement for ciclesonide in the USA dated January 25, 2008 between the Registrant and Nycomed GmbH.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)
Filed with the Securities and Exchange Commission as Exhibit 10.45 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 000-19410) and incorporated herein by reference.

†
Confidential treatment has been requested as to certain portions, which portions have been filed separately with the Securities and Exchange Commission.