Form 10-Q
period 2008-06-30
SEPRACOR INC /DE/
filed 2008-08-08
CIK 877357

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2008
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

        The number of shares outstanding of the registrant's class of Common Stock as of July 31, 2008 was 108,848,178 shares.

SEPRACOR INC.
INDEX

PART 1—FINANCIAL INFORMATION

Item 1.    Financial Statements

SEPRACOR INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

	June 30, 2008	December 31, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$515,554	$598,929
Short-term investments	234,920	292,659
Accounts receivable, net	166,711	159,644
Inventories	71,135	53,125
Deferred tax asset	154,589	—
Other current assets	30,778	26,948

Total current assets	1,173,687	1,131,305
Long-term investments	102,873	174,031
Property and equipment, net	100,004	87,308
Investment in affiliate	3,612	4,313
Deferred financing costs, net	5,152	7,071
Intangible assets, net	168,393	501
Goodwill	25,016	—
Deferred tax asset	312,417	—
Other assets	197	197

Total assets	$1,891,351	$1,404,726

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$17,601	$17,317
Accrued expenses	142,342	210,109
Current portion of notes payable and capital lease obligation	1,112	1,162
Current portion of convertible subordinated debt	72,800	72,800
Deferred tax liabilities	1,814	—
Product sales allowances and reserves	285,151	245,839
Other current liabilities	129	6,887

Total current liabilities	520,949	554,114
Notes payable and capital lease obligation	900	1,443
Convertible subordinated debt	648,020	648,020
Deferred tax liabilities	8,816	—
Other liabilities	115,308	24,736

Total liabilities	1,293,993	1,228,313

Stockholders' equity:
Preferred stock, $1.00 par value, 1,000 shares authorized; none outstanding at June 30, 2008 and December 31, 2007	—	—
Common stock, $.10 par value, 240,000 shares authorized at June 30, 2008 and December 31, 2007; 113,094 and 111,955 shares issued, 108,833 and 107,694 shares outstanding, at June 30, 2008 and December 31, 2007, respectively	11,309	11,195
Treasury stock, at cost (4,261 shares at June 30, 2008 and December 31, 2007)	(232,028)	(232,028)
Additional paid-in capital	1,882,365	1,858,775
Accumulated deficit	(1,064,444)	(1,471,716)
Accumulated other comprehensive income	156	10,187

Total stockholders' equity	597,358	176,413

Total liabilities and stockholders' equity	$1,891,351	$1,404,726

The accompanying notes are an integral part of the condensed consolidated financial statements.

SEPRACOR INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In Thousands, Except Per Share Amounts)

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Revenues:
Product sales, net	$269,946	$264,326	$575,490	$581,889
Royalties and license fees	24,199	12,466	39,434	22,603

Total revenues	294,145	276,792	614,924	604,492

Costs and expenses:
Cost of product sold	27,301	25,141	56,636	56,493
Cost of royalties	580	389	1,069	655
Research and development	58,299	45,457	124,528	86,159
Research and development—in process upon acquisition	50,758	—	89,995	—
Selling, marketing and distribution	179,308	191,516	334,635	383,634
General and administrative	28,461	19,263	51,960	38,104
Amortization of intangible assets	1,918	34	4,183	85
Litigation settlement, net	—	—		34,000
Restructuring	(266)	—	(566)	—

Total costs and expenses	346,359	281,800	662,440	599,130

(Loss) income from operations	(52,214)	(5,008)	(47,516)	5,362
Other income (expense):
Interest income	5,865	11,107	14,598	23,709
Interest expense	(2,115)	(113)	(2,170)	(2,870)
Equity in investee losses	(272)	(132)	(475)	(404)
Other expense	(9,354)	(558)	(9,432)	(286)

(Loss) income before income taxes	(58,090)	5,296	(44,995)	25,511
(Benefit from) provision for income taxes	(453,170)	485	(452,267)	1,885

Net income	$395,080	$4,811	$407,272	$23,626

Basic net income per common share	$3.66	$0.05	$3.78	$0.22

Diluted net income per common share	$3.41	$0.04	$3.52	$0.20

Shares used in computing basic and diluted net income per common share:
Basic	107,834	106,567	107,797	106,275
Diluted	115,764	116,635	115,747	116,839

The accompanying notes are an integral part of the condensed consolidated financial statements.

SEPRACOR INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	Six Months Ended
	June 30, 2008	June 30, 2007
Cash flows from operating activities:
Net income	$407,272	$23,626
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,306	10,585
Research and development—in process upon acquisition	89,995	—
Interest accretion on license fee liabilities	2,066	—
Impairment on investments	9,106	—
Equity in investee losses	475	404
Stock compensation	19,509	17,589
Changes in deferred income taxes—release of valuation allowance	(451,997)	—
Loss on asset disposal	37	200
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(5,084)	69,139
Inventories	(13,661)	(4,887)
Other assets	(12,979)	(24,867)
Accounts payable	(167)	12,233
Accrued expenses	(69,219)	12,293
Product sales allowances and reserves	39,311	(6,549)
Other liabilities	(3,322)	(26)

Net cash provided by operating activities	27,648	109,740

Cash flows from investing activities:
Purchases of short and long term investments	(293,583)	(577,314)
Sales and maturities of short and long term investments	403,104	659,456
Additions to property and equipment	(21,305)	(14,252)
Payments for purchased intangibles	(151,000)	—
Business acquisition, net of cash acquired	(49,812)	—

Net cash (used in) provided by investing activities	(112,596)	67,890

Cash flows from financing activities:
Net proceeds from issuance of common stock	4,195	30,696
Repayments of long-term debt and capital leases	(593)	(440,597)

Net cash provided by (used in) financing activities	3,602	(409,901)

Effect of exchange rate changes on cash and cash equivalents	(2,029)	285

Net decrease in cash and cash equivalents	(83,375)	(231,986)
Cash and cash equivalents at beginning of period	$598,929	$415,411

Cash and cash equivalents at end of period	$515,554	$183,425

Supplemental schedule of cash flow information:
Cash paid during the period for interest	$104	$22,084
Cash paid during the period for income taxes	$5,702	$3,873
Non cash activities:
Additions to capital leases	$—	$3,260
Fair value of intangible assets acquired under license and development agreement	$78,996	$—
Liabilities assumed under the license and development agreement	$77,996	$—
Cash paid upon execution of license and development agreement	$(1,000)	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

        The accompanying condensed consolidated interim financial statements are unaudited and have been prepared on a basis substantially consistent with the audited financial statements. Certain information and footnote disclosures normally included in our annual financial statements have been condensed or omitted. The condensed consolidated interim financial statements, in the opinion of our management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for the interim periods ended June 30, 2008 and 2007. Certain prior period amounts have been reclassified to conform to the current period presentation.

        The condensed interim consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries, including Sepracor Canada Limited and Oryx Pharmaceuticals, Inc., or Oryx. We also have an investment in BioSphere Medical, Inc., or BioSphere, which we record under the equity method.

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

2. Recent Accounting Pronouncements

        In May 2008, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 162, The Hierarchy of Generally Accepted Accounting Principles, or SFAS 162. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles. This statement will become effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Comformity with Generally Accepted Accounting Principles. We do not expect the adoption of SFAS 162 to have a material impact on our consolidated financial statements.

        In May 2008, the FASB issued FASB Staff Position, or FSP, No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. The FSP requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer's nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized. The FSP requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our consolidated statement of operations. The FSP requires retrospective application to the terms of instruments as they existed for all periods presented. Accordingly, prior periods will be restated as if the new rule had been in effect in these prior periods. This statement is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008 and early adoption is not permitted. While cash payments for interest will not be affected, the adoption of this

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED) (Continued)

2. Recent Accounting Pronouncements (Continued)

FSP could increase reported interest expense in a manner that reflects interest rates of similar non-convertible debt. We are evaluating the impact this standard will have on our consolidated financial statements but expect it to result in greater interest expense and therefore lower earnings per share.

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, or SFAS 161. SFAS 161 requires enhanced disclosures about an entity's derivative and hedging activities to make transparent the effect of those activities on the entity's financial position, financial performance and cash flows This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. We do not expect the adoption of SFAS 161 to have a material impact on our consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51, or SFAS 160. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This pronouncement will be effective for fiscal years beginning on or after December 15, 2008. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. We do not expect the adoption of SFAS 160 to have a material impact on our consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, or SFAS 141(R), which will require an acquiring company to measure all assets acquired and liabilities assumed, including contingent considerations and all contractual contingencies, at fair value as of the acquisition date. In addition, an acquiring company is required to capitalize in-process research and development and either amortize it over the life of the product, or write it off if the project is abandoned or impaired. This statement is effective for transactions occurring on or after January 1, 2009. We are evaluating the impact this standard will have on our consolidated financial statements.

        In November 2007, the Emerging Issues Task Force of the FASB, or EITF, reached a final consensus on Issue No. 07-1, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property, or EITF 07-1. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. We do not expect the adoption of EITF 07-1 to have a material impact on our consolidated financial statements.

        In June 2007, the EITF, reached a final consensus on Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities, or EITF 07-3. This statement is effective beginning January 1, 2009. EITF 07-3 requires nonrefundable advance payments for future research and development activities to be capitalized until the goods have been delivered or related services have been performed. Adoption will be on a prospective basis and could impact the timing of expense recognition for agreements entered into after January 1, 2008. We do not expect the adoption of EITF 07-3 to have a material impact on our consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED) (Continued)

2. Recent Accounting Pronouncements (Continued)

        In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities, which states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share under the two-class method. This statement is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. We are currently evaluating the impact this standard will have on our consolidated financial statements.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115, or SFAS 159. SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. The objective of SFAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS 159, a company may elect to use fair value to measure eligible items at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This election is irrevocable. Eligible items include, but are not limited to, accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and firm commitments. This Statement is effective beginning January 1, 2008. Currently, we have not expanded our eligible items subject to the fair value option under SFAS 159. Accordingly, adoption of this statement has had no impact on our financial results.

3. Acquisitions

        In June 2008, in order to establish a Canadian commercial presence, we acquired the outstanding capital stock of Oryx, a specialty pharmaceutical company that markets branded prescription pharmaceutical products to physician specialists and hospitals within Canada and is focused in the cardiovascular, central nervous system disorder, pain and infectious diseases therapeutic areas, for approximately $49.8 million, including $3.0 million of acquisition-related transaction costs. In addition, the selling shareholders are entitled to receive milestone payments of up to an aggregate of $20.0 million upon the accomplishment of various regulatory milestones. This acquisition was accounted for under the purchase method of accounting and the results of operations of Oryx have been included in our consolidated results from the acquisition date. The purchase price of the acquisition was allocated to tangible and intangible assets and assumed liabilities based on their estimated fair values. We have allocated $34.1 million of the purchase price to intangible assets primarily comprised of acquired technology. We are amortizing the acquired technology over estimated average useful lives of 3 to 13 years. The excess purchase price of $25.0 million after this allocation has been accounted for as goodwill. The goodwill is not deductible for tax purposes.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED) (Continued)

3. Acquisitions (Continued)

        The following table presents the fair values of assets and liabilities recorded in connection with the Oryx acquisition:

Total
(in thousands)
Accounts receivable	$1,982
Inventory	4,568
Other current assets	3,450
Goodwill	25,016
Intangible assets	34,070
Fixed assets	40

Total assets acquired	69,126

Accrued expenses and other current liabilities	8,994
Deferred tax liability	10,320

Cash consideration paid, net of cash acquired	$49,812

        The Oryx acquisition is not material to our condensed consolidated statements of operations, and therefore pro forma information is not presented.

4. Earnings Per Share

        Basic earnings per share, or EPS, excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Unvested restricted shares, although legally issued and outstanding, are not considered outstanding for purposes of calculating basic EPS. Diluted EPS is calculated by dividing net income by the weighted-average number of common shares outstanding plus the dilutive effect, if any, of outstanding stock options, restricted shares and restricted stock units. Potential common shares result from the assumed conversion of convertible subordinated debt and the assumed exercise of outstanding stock options, the proceeds of which are then assumed to have been used to repurchase outstanding stock options using the treasury stock method. Potential common shares are not included in the per share calculation when the effect of their inclusion would be anti-dilutive.

        For the three and six months ended June 30, 2008 and 2007, the following options to purchase shares of common stock were excluded from the computation of diluted EPS because they would have had an anti-dilutive effect:

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
	(in thousands, except price per share data)
Number of options	9,309	6,645	9,034	6,618
Price range per share	$18.45 to $87.50	$44.78 to $87.50	$21.26 to $87.50	$44.78 to $87.50

        We have issued 0% convertible subordinated notes due 2024, which were not convertible into equity as of June 30, 2008 or 2007, or at any time during the six months ended June 30, 2008 or 2007. Once these notes become convertible into equity, shares of common stock will be reserved under the conversion formula for issuance upon conversion if and when our common stock price exceeds $67.20

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED) (Continued)

4. Earnings Per Share (Continued)

per share on the NASDAQ Global Select Market. Prior to such occurrence, the notes are only convertible into cash.

5. Inventories

        Inventories consist of the following:

	June 30, 2008	December 31, 2007
	(in thousands)
Raw materials	$32,414	$26,811
Finished goods	38,721	26,314

Total	$71,135	$53,125

6. Business Investments

        In January 2005, we entered into a collaboration agreement with ACADIA Pharmaceuticals, Inc., or ACADIA, for the development of new drug candidates targeted toward the treatment of central nervous system disorders. This agreement expired pursuant to its terms in January 2008, and we are no longer pursuing the development of the drug candidates subject to this agreement.

        In 2005 and 2006, under the terms of the collaboration agreement with ACADIA, we purchased a total of 1,890,422 shares of ACADIA's common stock for $16.1 million. These publicly traded securities, which are classified as available-for-sale, are accounted for under SFAS 115, Accounting for Certain Investments in Debt and Equity Securities. We adjust the carrying value of our available-for-sale securities to fair value and report the related temporary unrealized gains and losses as a separate component in other comprehensive income. Declines in the fair value of an available-for-sale security that are estimated to be "other-than-temporary" are recognized as other expense in the condensed consolidated statements of operations, thus establishing a new cost basis for such investments. We evaluate our investment securities portfolio on a quarterly basis to determine whether declines in the fair value of these securities are other-than-temporary. This quarterly evaluation consists of reviewing, among other things, the fair value of our investment securities compared to their carrying amount, the historical volatility of the price of each security and any market and company-specific factors related to each security.

        Based on a significant decline in the value of ACADIA's common stock, which we believe is the result of adverse clinical results announced in June 2008, we recorded an other-than-temporary impairment charge of $9.1 million related to this security. As of June 30, 2008, this investment was recorded at its fair value of approximately $7.0 million on our condensed consolidated balance sheet.

7. Goodwill and Intangible Assets

        In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is tested for impairment at least annually, or on an interim basis if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the reporting unit below its carrying value.

        Intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Recoverability of

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7. Goodwill and Intangible Assets (Continued)

assets to be held and used is measured by a comparison of the carrying amount of an asset group to the estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset group exceeds the fair value of the asset group.

        During the six months ended June 30, 2008, we entered into a worldwide license and development agreement with Arrow International Limited, or Arrow, for the development, commercialization, marketing, sale and distribution of Arrow's Levalbuterol/ipratropium combination inhalation solution product, which we refer to as the Levalbuterol/ipratropium Product, in current and all future formulations and delivery modes. We refer to this agreement as the Levalbuterol/ipratropium Product Agreement. The Levalbuterol/ipratropium Product is currently ready to enter Phase III clinical development. Arrow received $500,000 upon execution of this agreement and we are also required to pay Arrow $70.0 million as further consideration under the agreement, provided Arrow is not in material breach of certain of its obligations under the agreement. Although these future payments are subject to Arrow's continued compliance with the agreement, they have been recorded because we believe it is probable that Arrow will be entitled to these future payments. Arrow will also receive single-digit royalties based on our sales of the Levalbuterol/ipratropium Product, subject to Arrow's one-time option in the fourth quarter of 2009 to receive a lump sum discounted amount of $23.5 million in lieu of ongoing royalty payments.

        During the six months ended June 30, 2008, we also entered into a worldwide license and development agreement with Arrow, which we refer to as the Ciclesonide Agreement, for know-how and intellectual property rights related to stable sterile suspension formulations, for use in the development, commercialization, marketing, sale and distribution of an inhalation solution pharmaceutical product containing ciclesonide as its only active ingredient, or the Nebule Ciclesonide Product, and an inhalation solution pharmaceutical product containing both ciclesonide and arformoterol as its active ingredients, or the Ciclesonide/arformoterol Combination Product. The agreement also includes rights to Arrow's "U-Bend" packaging technology, which allows increased accuracy in dosing through a novel U-Bend ampule design. Arrow received $500,000 upon execution of this agreement and we are also required to pay Arrow $47.5 million as further consideration under the agreement, provided Arrow is not in material breach of certain of its obligations under the agreement. Although these future payments are subject to Arrow's continued compliance with the agreement, they have been recorded because we believe it is probable that Arrow will be entitled to these future payments. Arrow will also receive single-digit royalties based on our sales of the Nebule Ciclesonide Product and Ciclesonide/arformoterol Combination Product, subject to Arrow's one-time options in the fourth quarter of 2009 to receive an aggregate lump sum discounted amount of up to $37.9 million in lieu of ongoing royalty payments.

        The total of $117.5 million of future payments due to Arrow, pursuant to the Levalbuterol/ipratropium Product Agreement ($70 million) and the Ciclesonide Agreement ($47.5 million), which we refer to collectively as the Future Payments to Arrow, were recorded at their present value of $78.0 million on our condensed consolidated balance sheet as of June 30, 2008. We imputed interest expense associated with these liabilities using a 13% interest rate, which will be amortized over the expected term of the payments and recorded as interest expense in our condensed consolidated statement of operations.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7. Goodwill and Intangible Assets (Continued)

        Of the $78.0 million of Future Payments to Arrow currently recorded, and the $1.0 million previously paid to Arrow pursuant to the two agreements, $50.8 million was assigned to in-process research and development, or IPR&D. IPR&D is defined by FASB Interpretation No. 4, Applicability of SFAS Statement No. 2 to Business Combinations Accounted for by the Purchase Method, or FIN 4, as being a development project that has been initiated and achieved material progress but: (i) has not yet reached technological feasibility or has not yet reached the appropriate regulatory approval; (ii) has no alternative future use; and (iii) the fair value is estimable with reasonable certainty. As required by FIN 4, the portion of the purchase price under the Levalbuterol/ipratropium Product Agreement and the Ciclesonide Agreement allocated to IPR&D was immediately charged to operations following the consummation of the transaction and is reflected in our condensed consolidated statement of operations.

        A project-by-project valuation using the guidance in SFAS No. 141—Business Combinations, or SFAS 141, has been conducted to determine the fair value of our research and development projects that were in-process, but not yet completed, as of the date we entered into the Levalbuterol/ipratropium Product Agreement and the Ciclesonide Agreement. The Levalbuterol/ipratropium Product candidate, an inhalation solution with the potential to treat chronic obstructive pulmonary disease, or COPD, was the only project in development under the Levalbuterol/ipratropium Product Agreement as of the valuation date. We have targeted commercial introduction of this product for 2011. The two projects in development pursuant to the Ciclesonide Agreement as of the valuation date were the (i) Nebule Ciclesonide Product candidate and (ii) Ciclesonide/arformoterol Combination Product candidate. The Nebule Ciclesonide Product candidate is an inhalation solution formulation of ciclesonide, which is an inhaled corticosteroid that is intended for the treatment of asthma symptoms, regardless of asthma severity. We have targeted commercial introduction of this product for 2013 or early 2014. The Ciclesonide/arformoterol Combination Product candidate will be comprised of a nebulized version of ciclesonide with the arformoterol inhalation solution, which is a long-acting maintenance treatment of bronchoconstriction in patients suffering from COPD. The Ciclesonide/arformoterol Combination Product is targeted for commercial introduction in 2014. Successful development of our products is highly uncertain. Completion costs can be significant, vary for each product and are difficult to predict.

        The fair value of IPR&D has been determined by the income approach using the excess cash flow method. The value of the projects has been based on the present value of probability adjusted incremental cash flows, after the deduction of contributory asset charges for other assets employed (including working capital, trade names and acquired workforce). The probability weightings used to determine IPR&D cash flows ranged from 25% to 80%. The discount rates used to determine the present value of IPR&D cash flows ranged from 15% to 25%.

        The remaining $28.2 million of acquired intangible assets represent core technology product rights.

        During the three months ended March 31, 2008, we entered into an agreement with Nycomed GmbH, or Nycomed, for the exclusive distribution, development and commercialization in the United States, its territories and possessions of Nycomed's compound ciclesonide, and products incorporating such compound, including ALVESCO® HFA (ciclesonide) Inhalation Aerosol metered-dose inhaler, or MDI, for use in the treatment of asthma, OMNARIS™ (ciclesonide) Nasal Spray for use in the treatment of allergic rhinitis and three development projects for line extensions. Under the agreement, we paid Nycomed an upfront payment of $150.0 million in February 2008 and may be required to make subsequent payments of up to $280.0 million over the life of the agreement upon accomplishment of various development and sales milestones. The transaction was accounted for under the purchase method of accounting and the purchase price was allocated to identifiable intangible assets based on their estimated fair values.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7. Goodwill and Intangible Assets (Continued)

        Of the $150.0 million of intangible assets related to the Nycomed transaction, $39.2 million was assigned to IPR&D. As required by FIN 4, the portion of the purchase price allocated to IPR&D was immediately charged to operations following the consummation of the transaction and is reflected in our condensed consolidated statement of operations.

        A project-by-project valuation using the guidance in SFAS No. 141 has been conducted to determine the fair value of Nycomed's research and development projects that were in-process, but not yet completed, as of the completion of the consummation of the Nycomed transaction. The three projects in development as of the valuation date were a hydrofluoroalkane, or HFA, MDI and two other respiratory-related candidates. We have targeted commercial introduction of the HFA MDI for 2012. One of the respiratory candidates is a combination therapy that is comprised of ciclesonide and a long-acting beta-agonist, which we have targeted for commercial introduction for 2014. The second respiratory candidate is an inhalation solution for which we have targeted commercial introduction at the end of 2013 or early 2014.

        The fair value of IPR&D has been determined by the income approach using the excess cash flow method. The value of the Nycomed projects has been based on the present value of probability adjusted incremental cash flows, after the deduction of contributory asset charges for other assets employed (including working capital, trade names and acquired workforce). The probability weightings used to determine IPR&D cash flows ranged from 65% to 86%. The discount rate used to determine the present value of IPR&D cash flows was approximately 25%.

        The remaining $110.8 million of acquired intangible assets related to the Nycomed transaction include: OMNARIS Nasal Spray product rights for $21.2 million, ALVESCO HFA Inhalation Aerosol product rights for $30.0 million, and core technology product rights for $59.6 million.

        Our intangible assets included in the condensed consolidated balance sheets are detailed as follows:

	June 30, 2008			December 31, 2007
	(in thousands)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amounts	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amounts
Goodwill (not amortized)	$25,016	$—	$25,016	$—	$—	$—

Oryx's intangible assets	$34,070	$(336)	$33,734	$—	$—	$—
Arrow's intangible assets	28,238	(313)	27,925	—	—	—
Nycomed's intangible assets	110,763	(4,463)	106,300	—	—	—
Patents and other intangible assets	2,259	(1,825)	434	2,259	(1,758)	501

Total intangible assets	$175,330	$(6,937)	$168,393	$2,259	$(1,758)	$501

        Oryx intangible assets are being amortized over 3-13 years; Arrow intangible assets are being amortized over 15 years; Nycomed intangible assets are being amortized over 8 - 15 years; and patents are being amortized over 10 years.

        The estimated aggregate amortization expense for each of the next five years is as follows: 2008, $16.5 million; 2009, $17.7 million; 2010, $15.5 million; 2011, $14.3 million; and 2012, $13.5 million.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED) (Continued)

8. Convertible Subordinated Debt

        Convertible subordinated debt consists of the following:

	June 30, 2008	December 31, 2007
	(in thousands)
0% Series A convertible senior subordinated notes due December 2008	$72,800	$72,800
0% Series B convertible senior subordinated notes due December 2010	148,020	148,020
0% convertible senior subordinated notes due October 2024	500,000	500,000

Total	$720,820	$720,820

        Our 0% notes due 2024 are convertible into cash and, if applicable, shares of our common stock at a conversion price of approximately $67.20, at the option of the holders in October 2009, 2014, 2019 and 2024, as well as under certain circumstances.

        In August 2008, we repurchased, at our option, $21.3 million principal amount of our 0% notes due 2024.

9. Comprehensive Income

        Total comprehensive income consists of net income, net foreign currency translation adjustments and net unrealized (loss) gain on available-for-sale securities.

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
	(in thousands)
Comprehensive income:
Net income	$395,080	$4,811	$407,272	$23,626
Net foreign currency translation adjustment	448	1,791	(495)	1,844
Net unrealized (loss) gain on available-for-sale securities	(2,089)	(2,646)	(9,536)	8,866

Total comprehensive income	$393,439	$3,956	$397,241	$34,336

10. Legal Proceedings

Litigation Related to Generic Competition and Patent Infringement

        Patent litigation involves complex legal and factual questions. We can provide no assurance concerning the outcome or the duration of any patent related lawsuits. If we, third parties from whom we receive royalties, or third parties from whom we have licensed products or received other rights to commercialize products, are not successful in enforcing our respective patents, the companies seeking to market generic versions of our marketed drugs and the drugs of our licensees will not be excluded, for the full term of the respective patents, from marketing their generic versions of our marketed products or third-party products for which we have licensed rights to our patents. Introduction of generic copies of any of our marketed products or third-party products for which we have licensed

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED) (Continued)

10. Legal Proceedings (Continued)

rights to our patents before the expiration of our patents would have a material adverse effect on our business, financial condition and results of operations.

  Levalbuterol Hydrochloride Inhalation Solution Abbreviated New Drug Applications

        In September 2005, we received notification that the United States Food and Drug Administration, or FDA, had received an Abbreviated New Drug Application, or ANDA, from Breath Limited, or Breath, seeking approval of a generic version of our 1.25 mg/3 mL, 0.63 mg/3 mL and 0.31 mg/3 mL XOPENEX brand levalbuterol HCl Inhalation Solution. Breath's submission includes a Paragraph IV certification alleging that our patents listed in the FDA publication entitled Approved Drug Products With Therapeutic Equivalence Evaluations, commonly referred to as the "Orange Book," for these three dosages of XOPENEX Inhalation Solution are invalid, unenforceable or not infringed by the generic version for which Breath is seeking approval. In October 2005, we filed a civil action against Breath for patent infringement in the United States District Court for the District of Massachusetts, No. CV:06-10043.

        In April 2008, we entered into a settlement and license agreement with Breath to resolve this litigation. The agreement permits Breath to sell its generic versions of these XOPENEX Inhalation Solution products in the United States under the terms of an exclusive 180-day license commencing on August 20, 2012 and a non-exclusive license thereafter. Upon launch, Breath would pay us a double-digit royalty on gross profits generated from the sales of generic versions of these XOPENEX Inhalation Solution products. Under the agreement, Breath agrees not to sell any of the products covered by our patents that are the subject of the license before the date on which the license commences. On May 1, 2008, the parties submitted to the court an agreed order of dismissal without prejudice, which the court approved. The litigation is now concluded.

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

        On May 9, 2008, we provided to the Federal Trade Commission and Department of Justice Antitrust Division the notifications of the settlement with Breath as required under Section 1112(a) of the Medicare Prescription Drug, Improvement and Modernization Act of 2003, or MMA. The settlement with Breath and the other agreements with Breath and its affiliates, including the supply agreement, the agreement for the acquisition of Oryx, and license agreements with Arrow, may be reviewed by antitrust enforcement agencies, such as the Federal Trade Commission and Department of Justice Antitrust Division. There can be no assurances that governmental authorities will not seek to challenge the settlement with Breath or that a competitor, customer or other third party will not initiate a private action under antitrust or other laws challenging the settlement with Breath. We may

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED) (Continued)

10. Legal Proceedings (Continued)

not prevail in any such challenges or litigation and, in any event, may incur significant costs in the event of an investigation or in defending any action under antitrust laws.

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

        In March 2008, the trial judge consolidated the Dey L.P. and Barr cases for all purposes, including discovery and trial. The court held a Markman hearing on July 18, 2008, to address the parties' disputed issues of patent claim interpretation. The court has not yet issued its decision regarding the disputed issues of patent claim interpretation nor has it formally set a trial date.

        In June 2008, Dey L.P. filed a Complaint against us in the United States District Court for the District of Delaware, C.A. 08-372. The Complaint is a declaratory judgment action in which Dey L.P. seeks a declaration of non-infringement and invalidity of United States Patent 6,451,289 owned by us. Dey L.P. had previously sent us notice that its ANDA contained a Paragraph IV certification against the 6,451,289 patent, and we did not commence litigation in response.

        The filing of an action for patent infringement under the Drug Price Competition and Patent Term Restoration Act of 1984, also known as the "Hatch-Waxman Act results in an automatic 30-month stay of the FDA's authority to grant final marketing approval to those companies that filed an ANDA containing a Paragraph IV certification against one or more of our XOPENEX Inhalation Solution patents. The first filer of an ANDA with a Paragraph IV certification is potentially entitled to a 180 day period of semi-exclusivity during which the FDA cannot approve subsequently filed ANDAs. The 180 day semi-exclusivity period would begin to run only upon first commercial marketing by the first filer. There are, however, also certain events that could cause the first filer to forfeit the 180 day semi-exclusivity period, which we refer to as a forfeiture event.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED) (Continued)

10. Legal Proceedings (Continued)

        For our 1.25 mg/3 mL, 0.63 mg/3 mL, and 0.31 mg/3 mL dosages of XOPENEX Inhalation Solution, we believe that Breath is the sole first filer and potentially entitled to 180 days of semi-exclusivity against subsequent ANDA filers for those three dosages. The 30-month stay against Breath's ANDA expired on March 7, 2008. On April 9, 2008, the FDA granted final approval to Breath's ANDA for all three dosages. However, if a forfeiture event occurs and the FDA determines that Breath has forfeited the 180 day semi-exclusivity period for those three dosages, other ANDA filers who have been granted final approval by the FDA could commence an "at risk" launch upon expiration of the 30-month stay. For those three dosages, the 30-month stay against Dey, L.P. expired on July 9, 2008 and the 30-month stay against Barr expires on or about November 30, 2009.

        For our 1.25 mg/0.5 mL XOPENEX Inhalation Solution concentrate, we believe that Dey, L.P. is the sole first filer and potentially entitled to 180 days of semi-exclusivity for that concentration. The 30-month stay against Dey, L.P.'s ANDA for that concentration expires on or about February 14, 2009.

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

  Desloratadine Abbreviated New Drug Applications

        Certain of Schering-Plough Corporation's, or Schering-Plough's, CLARINEX® (desloratadine) products for which we receive sales royalties are currently the subject of patent infringement litigation. Since June 2007, the FDA has received ANDAs relating to various dosage forms of CLARINEX from ten different generic pharmaceutical companies. These ANDA submissions include Paragraph IV certifications alleging that our patents, which Schering-Plough (as exclusive licensee of such patents) listed in the Orange Book for these products, are invalid, unenforceable or not infringed by the submitter's proposed product. We and the University of Massachusetts, co-owners of certain patents listed in the Orange Book, filed civil actions against these parties for patent infringement in the United States District Court for the District of New Jersey. In April 2008, the trial judge consolidated these cases for all purposes including discovery and trial. The court has not set a trial date. We believe that all of these ANDAs are subject to a statutory stay of approval until at least December 21, 2009 based on previous litigation commenced by Schering-Plough against these parties in separate civil actions involving another patent.

        In March 2008, we entered into a consent agreement with Glenmark Pharmaceuticals, Inc., or Glenmark, one of the ten generic pharmaceutical companies that filed a Paragraph IV certification against our patents, whereby Glenmark agreed not to pursue its case and to not market CLARINEX 5 mg tablets until the expiration of our patents listed by Schering-Plough in the Orange Book or until these patents are found invalid or unenforceable.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED) (Continued)

10. Legal Proceedings (Continued)

  Levocetirizine Abbreviated New Drug Applications

        Beginning in February 2008, we and UCB S.A., or UCB, received notices from Synthon Pharmaceuticals, Inc., or Synthon, Sun Pharmaceutical Industries Limited of Andheri (East), or Sun, Sandoz Inc., or Sandoz and Pliva Hrvatska D.O.O., or Pliva, that each has filed an ANDA seeking approval to market a generic version of XYZAL® 5 mg tablets, and that each ANDA contained a Paragraph IV certification alleging that United States Patent 5,698,558, owned by us and exclusively licensed to UCB, is invalid, unenforceable or not infringed. Beginning in April 2008, UCB filed in its name and on our behalf civil actions in the United States District Court for the Eastern District of North Carolina against Synthon, Sun, Sandoz, Pliva and Barr (Pliva's agent), an action against Synthon in the United States District Court for the District of Delaware, and actions against Sun and Pliva/Barr in the United States District Court for the District of New Jersey. The action in Delaware has been voluntarily dismissed. We believe that all of these ANDAs are subject to a 30-month statutory stay of approval, the earliest of which, against Synthon, is scheduled to expire on or about August 29, 2010.

BROVANA Patent Infringement Claim

        In April 2007, we were served with a Complaint filed in the United States District Court for the Southern District of New York, C.A. No. 1:07-cv-2353, by Dey, L.P. and Dey, Inc., referred to collectively as Dey, alleging that manufacture and sale of BROVANA® (arformoterol tartrate) Inhalation Solution infringes or will induce infringement of a single United States patent for which Dey owns all rights, title and interest. In April 2007, we filed an Answer and Counterclaims to this Complaint seeking to invalidate the originally asserted patent and a second related patent. In May 2007, Dey filed a reply asserting infringement of the second patent. Under the current trial scheduling order, trial will begin no earlier than January 12, 2009. It is too early to make a reasonable assessment as to the likely outcome or impact of this litigation. We are unable to reasonably estimate any possible range of loss or liability related to this lawsuit due to its uncertain resolution.

        In March 2008, United States Patent 7,348,362, or the '362 patent, entitled "Bronchodilation b-agonist compositions and Methods" issued and Dey, L.P. is the assignee of the patent. In May 2008, we filed a Motion to Amend our Answer and Counterclaims to seek declaratory judgment that the '362 patent is invalid and unenforceable and to add Mylan Inc. as a party. Dey has opposed this motion and we await a decision from the court.

XOPENEX Inhalation Solution LCA Matter

        In March 2006, the parties responsible for administrating the Medicare Part B prescription drug benefit for respiratory products on behalf of Centers for Medicare and Medicaid Services, or CMS, which we refer to collectively as the Medicare Administration Subcontractors, announced their intention to implement a Least Costly Alternative, or LCA, reimbursement action for XOPENEX Inhalation Solution. If implemented, the LCA would reduce the Medicare Part B reimbursement paid for XOPENEX Inhalation Solution to the level of generic racemic albuterol. As a result, we would be unable to discount XOPENEX Inhalation Solution in the Medicare market, and we do not believe that providers would continue to dispense XOPENEX Inhalation Solution to Medicare Part B beneficiaries at this payment rate.

        The LCA announced in March 2006 was subsequently stayed by the Medicare Administration Subcontractors pending a National Coverage Analysis by CMS. CMS ultimately deferred to the

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED) (Continued)

10. Legal Proceedings (Continued)

Medicare Administration Subcontractors the determination as to the criteria for when XOPENEX Inhalation Solution would be appropriate for use by the Medicare population. On April 10, 2008, the Medicare Administration Subcontractors announced their intention to implement the previously announced LCA, effective July 1, 2008.

        In June 2008, a preliminary injunction motion seeking to block the implementation of the LCA policy in advance of its July 1, 2008 effective date was filed in the District Court for the District of Columbia against certain of the Medicare Administration Subcontractors, among others, by four Medicare beneficiaries utilizing XOPENEX Inhalation Solution. These Medicare beneficiaries, who rely on XOPENEX Inhalation Solution to treat their medical conditions, stated in the motion that they would be denied access to this drug if the LCA was implemented and as a result would suffer irreparable injury. Shortly following the filing of the motion, the Medicare Administration Subcontractors announced they would suspend the LCA and not reinstate it at any time prior to December 31, 2008. The Medicare Administration Subcontractors further agreed that they would provide a public notice and comment period, which is typically 90 days, should they decide to reinstate the LCA. As a result of the LCA suspension, the court denied the Medicare beneficiaries' preliminary injunction motion. CMS filed a motion to dismiss the Medicare beneficiary lawsuit on the grounds that the case is moot as no LCA is in effect or pending. If the court denies this motion the permanent injunction case will proceed and be heard on its merits. Otherwise, the beneficiaries will not have a cause of action unless and until the LCA is reinstated by CMS.

        Both Sepracor and the Medicare beneficiaries believe that the LCA action by the Medicare Administration Subcontractors is outside the scope of their authority and is contrary to the express intent of Congress which has been enumerated in statutes, such as the MMA, and establishes the method that CMS and the Medicare Administration Subcontractors must use to determine the payment rate for Medicare Part B inhalation drugs such as XOPENEX Inhalation Solution that are administered through durable medical equipment. Although we are not a named party to the litigation, our interest in the outcome is aligned with that of the Medicare beneficiaries. Accordingly, we have, and if the case proceeds, plan to continue to provide funding in support of the litigation and assistance to legal counsel for the Medicare beneficiaries.

Class Action Litigation Settlement

        Litigation settlement expense was $0 and $34.0 million for the six months ended June 30, 2008 and 2007, respectively. In June 2007, we filed in the United States District Court for the District of Massachusetts, or the Court, a Stipulation of Settlement regarding two securities class action lawsuits, or class actions, then pending in the Court naming Sepracor and certain of our current and former officers and one director as defendants. The class actions, which were filed on behalf of certain purchasers of our equity and debt securities, or the plaintiffs, alleged that the defendants violated the Federal securities laws by making false and misleading statements relating to the testing, safety and likelihood of approval of tecastemizole by the FDA. Under the terms of the Stipulation of Settlement, in June 2007 we paid into escrow $52.5 million in settlement of the class actions and, in July 2007, received an $18.5 million reimbursement from our insurance carriers. We recorded the litigation settlement expense of $34.0 million, relating to this matter, during the quarter ended March 31, 2007. In September 2007, the Court granted final approval of the Stipulation of Settlement and entered a final judgment consistent with the Stipulation of Settlement. The settlement is now final and the total settlement amount has been released from escrow.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED) (Continued)

10. Legal Proceedings (Continued)

Other Legal Proceedings

        We have been named as a defendant in a lawsuit filed in the United States District Court for the Middle District of Florida (Sharp, et al., filed July 17, 2008) claiming that our pharmaceutical sales representatives should have been categorized as "non-exempt" rather than "exempt" employees, and claiming that we owe damages, overtime wages, interest, costs and attorneys' fees for up to the four-year period preceding the filing of the action. Other companies in the pharmaceutical industry face substantially similar lawsuits. Based upon the facts as presently known, we do not believe that it is likely that the collective action will result in liability which would be material to our financial position. We believe this lawsuit is without merit and are prepared to defend against it vigorously.

        From time to time we are party to other legal proceedings in the course of our business. We do not, however, expect such other legal proceedings to have a material adverse effect on our business, financial condition or results of operations.

11. Commitments and Contingencies

        See Note 5 "Acquisitions" regarding a commitment for potential future milestone payments relating to the purchase of Oryx. See Note 7 "Goodwill and Intangible Assets" regarding commitments for future payments under the Arrow Levalbuterol/ipratoropium Product Agreement, Arrow Ciclesonide Agreement and the Nycomed distribution agreement.

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

12. Income Taxes

        Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to tax benefit carryforwards and for differences between the financial statement amounts of assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established if, based on management's review of both positive and negative evidence, it is more likely than not that all or a portion of the deferred tax asset will not be realized. Based upon our settlement with Breath during the second quarter of 2008, our operating results over recent years and through June 30, 2008 and an assessment of our expected future results of operations, we determined that it is more likely than not that we will realize a substantial portion of our deferred tax assets in the United States and a foreign jurisdiction. As a result, during the second quarter, we released a total of $452.0 million of our valuation allowance, which was recorded as an income tax benefit.

        As of June 30, 2008, we had a remaining valuation allowance recorded against United States net deferred tax assets of $215.4 million which consists of $145.9 million for stock based compensation deductions and $6.9 million of stock based compensation research and development credits that will be credited to additional paid-in-capital when realized; $6.1 million for certain state operating loss

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED) (Continued)

12. Income Taxes (Continued)

carryforwards, and $19.4 million of research and development credits that will likely expire without being utilized; and an aggregate of $37.1 million which will be released in the third and fourth quarters of 2008 to offset our expected tax expense for the remainder of 2008. Additionally, there is a non-U.S. valuation allowance of $2.0 million for non-U.S. operating loss and tax credit carryforwards that will likely expire without being utilized.

        Our income tax provisions for the three and six months ended June 30, 2008 include a tax benefit of $452.0 million recorded upon our decision in the second quarter of 2008 to release a substantial portion of the valuation allowance recorded against net deferred tax assets in the United States and a foreign jurisdiction. Excluding the effect of this tax benefit, our income tax provisions in the three and six months ended June 30, 2008 consisted primarily of income taxes owed on income generated by a foreign subsidiary and certain state income taxes in the United States. The tax provisions for these periods included only insignificant amounts in relation to the income that we generated in the United States, due to our utilization of available net operating loss carryforwards that previously had been recorded in our balance sheet with a full valuation allowance.

        We account for uncertain tax positions in accordance with FIN 48, Accounting for Uncertainty in Income Taxes, which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on various related matters such as derecognition, interest, penalties, and disclosure. At December 31, 2007, approximately $18.4 million of unrecognized tax benefits were identified related to certain temporary differences, which have been reduced to $11.3 million at June 30, 2008 for certain temporary differences that meet the recognition threshold. An additional $10.7 million of unrecognized tax benefits have been identified and recorded as of March 31, 2008 related to certain tax credit carryforwards, which resulted in a reduction of the related deferred tax asset.

        We file tax returns in the United States Federal jurisdiction and in various state, local and foreign jurisdictions. We are no longer subject to Internal Revenue Service, or IRS, examination for years prior to 2004, although carryforward attributes that were generated prior to 2004 may still be adjusted upon examination by the IRS if they either have been or will be used in a future period. We receive inquiries from various states during the year, some of which include an audit of state returns previously filed. With limited exceptions, we are no longer subject to state or local examinations for years prior to 2004, however, carryforward attributes that were generated prior to 2004 may still be adjusted upon examination by state or local tax authorities if they either have been or will be used in a future period.

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

        We recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. For the three and six months ended June 30, 2008, the amount of accrued interest related to unrecognized tax benefits was not significant and no amount has been accrued for penalties.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED) (Continued)

13. Fair Value Measurements

        In September 2006, the FASB issued SFAS 157, Fair Value Measurements, or SFAS 157. SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value and expands disclosures about fair value measurements. We partially adopted this statement effective January 1, 2008. In February 2008, the FASB released FSP No. 157-2, Effective Date of FASB Statement No. 157, or FSP 157-2 which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

        In accordance with FSP 157-2, we have not applied the provisions of SFAS 157 to the following nonfinancial assets and nonfinancial liabilities:

  •
  reporting units and nonfinancial assets and nonfinancial liabilities measured at fair value for the goodwill impairment test in accordance with SFAS No. 142;

  •
  nonfinancial long-lived assets or asset groups measured at fair value for impairment assessment or disposal under SFAS No. 144; and

  •
  nonfinancial liabilities for exit or disposal activity that is initially measured at fair value under SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

        We have not yet determined the impact on our financial statements from our expected adoption of SFAS 157 as it pertains to non-financial assets and liabilities in the first quarter of 2009. The partial adoption of SFAS 157 for financial assets and liabilities did not have a material impact on our condensed consolidated financial position, results of operations or cash flows.

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

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED) (Continued)

13. Fair Value Measurements (Continued)

        In accordance with the fair value hierarchy described above, the following table shows the fair value of our financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2008:

	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs	Carrying Value at June 30, 2008
	Level 1	Level 2	Level 3	Total
	(in thousands)
Money market funds	$437,130	$—	$—	$437,130
US treasury securities	42,299	—	—	42,299
Asset-backed securities	—	1,501	—	1,501
Corporate bonds	—	696	—	696
Equity securities(1)	10,442	—	—	10,442
Other available-for-sale investments	—	250	—	250
Auction-rate securities	—	—	78,194	78,194

Total	$489,871	$2,447	$78,194	$570,512

(1)
Included within equity securities is our investment in ACADIA. See footnote 6 regarding the impairment taken on this investment for the three months ended June 30, 2008.

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

        Substantially all of our auction-rate investments, approximately $78.2 million at June 30, 2008, are backed by pools of student loans guaranteed by the Federal Family Education Loan Program, or FFELP, and we continue to believe that the credit quality of these securities is high based on this guarantee and other collateral. Auctions for these securities began failing in the first quarter of 2008 and continued to fail throughout the second quarter, which we believe is a result of the recent uncertainties in the credit markets. Consequently, the investments are not currently liquid, and we will not be able to access these funds until a future auction of these investments is successful, a buyer is found outside of the auction process, the security is called, or the underlying securities have matured. At the time of the initial investment and through the date of this report, all of these auction-rate securities remain AAA rated. We believe we have the ability to hold these investments until the lack of liquidity in these markets is resolved. As a result, we continue to classify the entire balance of our auction-rate securities as non-current available-for-sale investments at fair value on our condensed consolidated balance sheet.

        Because of the temporary declines in fair value for the auction-rate securities, which we attribute to liquidity matters rather than credit issues as discussed above, we have recorded an unrealized loss of $4.0 million to accumulated other comprehensive income. Any future fluctuation in fair value related to these instruments that we deem to be temporary, including any recoveries of previous write-downs,

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED) (Continued)

13. Fair Value Measurements (Continued)

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

        The fair values of these auction-rate securities are estimated utilizing a trinomial discounted cash flow valuation model as of June 30, 2008. This analysis considers, among other items, the maximum interest rate, the probability of passing, failing or default at each auction, the severity of default and the discount rate. These securities were also compared, when possible, to other observable market data or inputs with similar characteristics to the securities that we held, including credit default swaps spreads on securities with similar credit, implied volatility rates on exchange traded options and spreads on corporate credit. The analysis assumes that a successful auction would occur, at par, at some point in time for each security.

        All of our assets measured at fair value on a recurring basis using significant Level 3 inputs as of June 30, 2008 were auction-rate securities. The following table summarizes the change in balances for the six month period ended June 30, 2008:

Level 3 Auction-Rate Securities
(in thousands)
Balance at December 31, 2007	$99,900
Unrealized loss included in other comprehensive income	(3,509)
Net settlements	(16,150)

Balance at March 31, 2008	$80,241

Unrealized loss included in other comprehensive income	(447)
Net settlements	(1,600)

Balance at June 30, 2008	$78,194

14. Restructuring Charges

        During the year ended December 31, 2007, we completed an evaluation of our sales force structure, size and allocation in an attempt to maximize efficiency of our sales force. This evaluation resulted in a decision to restructure and re-align our sales force. The restructuring program was completed by December 31, 2007, approximately 300 positions were eliminated and we recorded a charge of $6.9 million. This charge was primarily comprised of severance costs for terminated employees and contract termination costs for excess leased computer equipment and company cars. At June 30, 2008 and December 31, 2007, the remaining accrual was $0 and $6.7 million, respectively.

        In the six months ended June 30, 2008, we reversed $566,000 of our restructure reserve as the result of a change in estimate associated with employee severance costs and contract terminations that were not realized. We do not expect to incur any additional charges in connection with this restructuring.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

        This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 concerning our business, operations and financial condition, including statements with respect to the safety, efficacy and potential benefits of our products and products under development, expectations with respect to the timing and success of the development and commercialization of our products and product candidates, expectations with respect to acquisitions of technologies, product candidates, approved products and/or businesses, the timing and success of the submission, acceptance and approval of regulatory filings, the scope of patent protection with respect to our products and product candidates, our review of government pricing and the related restatement of certain historical financial statements and information with respect to the other plans and strategies for our business and the business of our subsidiaries. All statements other than statements of historical facts included in this report regarding our strategy, future operations, timetables for product testing, development, regulatory approvals and commercialization, acquisitions, financial position, costs, prospects, plans and objectives of management are forward-looking statements. When used in this report the words "expect," "anticipate," "intend," "plan," "believe," "seek," "will," "estimate," and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements for a number of important reasons, including those discussed under "Risk Factors", "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report.

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

        In January 2008, we obtained from Nycomed GmbH, or Nycomed, the exclusive United States distribution rights to OMNARIS Nasal Spray and ALVESCO® HFA (ciclesonide) Inhalation Aerosol, which has been approved by the United States Food and Drug Administration, or FDA.

        We commercially launched OMNARIS Nasal Spray in April 2008 and expect to commercially launch ALVESCO HFA Inhalation Aerosol during the second half of 2008. We market our products in the United States to primary care physicians, allergists, pulmonologists, pediatricians, hospitals, psychiatrists and sleep specialists, as appropriate, primarily through our sales organization currently comprised of approximately 1,700 sales professionals. In May 2008, in an effort to maximize the commercial opportunity of OMNARIS Nasal Spray and ALVESCO HFA Inhalation Aerosol, we entered into an agreement with a contract sales organization for the services of additional sales professionals. We anticipate that approximately 400 sales professionals will commence selling certain of our products pursuant to this agreement during the end of the third quarter or early in the fourth quarter of 2008. In addition, we have entered into out-licensing arrangements with respect to the sale of eszopiclone outside of the United States, Canada and Mexico and with respect to several other compounds. We expect to commercialize any additional products that we may successfully develop or acquire through our sales force, co-promotion agreements and/or out-licensing partnerships. Factors that will be critical for us in achieving near-term success include our ability to:

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

  •
  manage expenses effectively to help preserve profitability and positive cash flow from operations; and

  •
  maintain patent protection for our products, including successful enforcement of our patents, particularly for XOPENEX Inhalation Solution for which five Abbreviated New Drug Applications, or ANDAs, have been submitted to the FDA.

        We believe that success in each of these areas should allow us to continue to be profitable in the near term and provide us the ability to repay our outstanding convertible debt of $720.8 million. If not converted, repurchased at the noteholders' or our option, or otherwise refinanced earlier, the principal amount of this debt becomes due as follows:

Principal Amount of Convertible Debt	Maturity Date
$72,800,000	December 2008
$148,020,000	December 2010
$500,000,000(1)	2024	(2)

    (1)
    In August 2008, we repurchased, at our option, $21.3 million principal amount of our 0% notes due 2024.

    (2)
    These notes may be converted into cash at the option of the noteholders in October 2009, 2014, 2019 and 2024, as well as under certain other conditions.

        Our long-term success depends in part on our ability to build upon our current business, our ability to successfully develop or acquire and commercialize new products and product candidates, and our ability to successfully launch ALVESCO HFA Inhalation Aerosol and commercialize OMNARIS Nasal Spray and ALVESCO HFA Inhalation Aerosol.

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

        In 2008, we expect to be profitable for the year on an operating and net income basis. We expect sales and marketing expenses to continue to decrease as compared to 2007 as we have reduced marketing programs related to LUNESTA, which will be offset by costs incurred related to the second quarter 2008 commercial introduction of OMNARIS Nasal Spray and costs we expect to incur related to the planned commercial introduction of ALVESCO HFA Inhalation Aerosol. Research and development expenses for 2008 are expected to increase as compared to 2007 as we continue to invest in research and development activities relating to LUNESTA and our earlier-stage drug candidates, as well as increased drug discovery efforts and development activities for ciclesonide and eslicarbazepine acetate, an anti-epileptic compound that we licensed from Bial—Portela & Ca, S.A., or Bial, in late 2007. As part of our business strategy, in 2008, and in the future, we expect to consider and, as appropriate, consummate acquisitions of other technologies, product candidates, approved products and/or businesses. We can provide no assurance that we will be successful in completing any such acquisitions.

Significant 2008 Developments and Recent Corporate Development and Licensing Transactions

  •
  In June 2008, 1765800 Ontario Limited, a wholly-owned subsidiary of Sepracor incorporated under the laws of the Province of Ontario, completed the acquisition of 100% of the issued and outstanding common stock of Oryx Pharmaceuticals, Inc., or Oryx, pursuant to the share purchase agreement dated April 30, 2008, by and among Sepracor, 1765800 Ontario Limited, Oryx, Cobalt Pharmaceuticals, Inc., or Cobalt, Melville Holdings Limited, which we refer to together with Cobalt as the Sellers, and Arrow Group A.p.S. Under the terms of the agreement, the Sellers were paid $50.0 million in cash, subject to a post-closing working capital adjustment. The Sellers are also entitled to receive milestone payments of up to an aggregate of $20.0 million upon the accomplishment of various regulatory milestones. Oryx is now an indirect wholly-owned subsidiary of Sepracor.

  •
  In May 2008, David P. Southwell entered into a severance and consulting agreement with us pursuant to which Mr. Southwell agreed to resign as our Executive Vice President and Chief

    Financial Officer on May 20, 2008. Mr. Southwell will continue to serve as a consultant to us through December 31, 2008 to assist in the transition of his work and to provide such other advice and assistance on corporate projects as reasonably requested by our Chief Executive Officer.

  •
  In May 2008, our board of directors appointed Robert F. Scumaci to the position of Executive Vice President and Chief Financial Officer, effective May 20, 2008. Prior to his appointment to this position, Mr. Scumaci had served as our Executive Vice President, Corporate Finance and Administration since February 2001 and as our Treasurer since March 1996. In May 2007, Mr. Scumaci assumed the additional responsibility of leadership of our commercial technical operations. Mr. Scumaci served as our Senior Vice President, Finance and Administration from March 1996 to February 2001 and as our Vice President and Controller from March 1995 until March 1996.

  •
  In May 2008, in an effort to maximize the commercial opportunity of OMNARIS Nasal Spray and ALVESCO HFA Inhalation Aerosol, we entered into a definitive agreement with a contract sales organization for the services of additional sales professionals. We anticipate that approximately 400 sales professionals will commence selling certain of our products pursuant to this agreement during the end of the third quarter or early in the fourth quarter of 2008. We will be responsible for the management and training of these representatives and for providing all promotional materials and samples used for product detailing. We will also hire the sales managers necessary to support the additional sales professionals.

  •
  In April 2008, we entered into a license and development agreement with Arrow International Limited, or Arrow, for the development, commercialization, marketing, sale and distribution of Arrow's levalbuterol/ipratropium combination inhalation solution product in current and all future formulations and delivery modes, or the Levalbuterol/ipratropium Product, throughout the world. We paid Arrow an upfront payment of $500,000 upon execution of the agreement. We are also required to pay Arrow $25.0 million on December 15, 2009 and $25.0 million on December 15, 2010 as further consideration for the transfer of know-how and the grants of rights and licenses to the Arrow technology, provided Arrow is not in material breach of certain of its obligations under the agreement, as well as a milestone payment of $20.0 million upon receipt of marketing approval for the Levalbuterol/ipratropium Product in the United States. We will also pay single-digit royalties that escalate based on product sales, subject to Arrow's one-time option in the fourth quarter of 2009 to receive a lump sum discounted amount of $23.5 million in lieu of ongoing royalty payments. Arrow has the right to manufacture and supply us with our requirements of the Levalbuterol/ipratropium Product. If Arrow elects not to manufacture and supply the Levalbuterol/ipratropium Product to us, we will have the right to manufacture or arrange for the manufacture of the Levalbuterol/ipratropium Product.

  •
  In April 2008, we also entered into a license and development agreement with Arrow for know-how and intellectual property rights related to stable sterile suspension formulations, for use in the development, commercialization, marketing, sale and distribution of an inhalation pharmaceutical product containing ciclesonide as its only active ingredient and an inhalation pharmaceutical product containing both ciclesonide and arformoterol as its active ingredients, throughout the world, collectively referred to as the Ciclesonide Products. The agreement also includes rights to Arrow's "U-Bend" packaging technology, which allows increased accuracy in dosing through a novel U-Bend ampule design. We paid Arrow an upfront payment of $500,000 upon execution of the agreement. We are also required to pay Arrow $10.0 million on December 15, 2009 and a $10.0 million payment on December 15, 2010, as further consideration for the transfer of know-how and the grants of rights and licenses to the Arrow technology, provided Arrow is not in material breach of certain of its obligations under the agreement, as well as milestone payments of up to an aggregate of $27.5 million upon the achievement of certain regulatory milestones relating to both of the Ciclesonside Products. We will also pay single-digit royalties on sales of the Ciclesonide Products, subject to Arrow's one-time options in the fourth quarter of 2009 to receive an aggregate lump sum discounted amount of up to $37.9 million in lieu of ongoing royalty payments.

  •
  In April 2008, we entered into a settlement and license agreement with Breath Limited, or Breath, to resolve the patent infringement litigation involving certain XOPENEX Inhalation Solution products (1.25 mg/3 mL, 0.63 mg/3 mL and 0.31 mg/3 mL). The agreement permits Breath to sell its generic versions of these products in the United States under the terms of an exclusive 180-day license from us commencing on August 20, 2012, and a non-exclusive license thereafter. Upon launch, Breath would pay us a double-digit royalty on gross profits generated from the sales of generic versions of these products. Under the agreement, Breath agrees not to sell any of the products covered by our patents that are the subject of the license before the date on which the license commences. On May 1, 2008, the parties submitted to the court an agreed order of dismissal without prejudice, which the court approved. The settlement and license agreement is a final settlement of the Breath litigation and the litigation is now concluded.

  •
  In April 2008, we also entered into a supply agreement with Breath, whereby, effective August 20, 2012, we will exclusively supply certain levalbuterol products (1.25 mg/3 mL, 0.63 mg/3 mL and 0.31 mg/3 mL) to Breath, under our New Drug Application, or NDA, for a period of 180 days, which we refer to as the Initial Term, and on a non-exclusive basis for up to an additional two and one-half year period thereafter. In addition to the royalties described above, Breath will pay us on a cost plus margin basis for supply of the XOPENEX Inhalation Solution products. The supply agreement contains provisions regarding termination for cause and convenience, including either party's right to terminate the agreement at any time after the Initial Term upon nine months written notice. Both the exclusive license under the settlement agreement and the exclusive supply obligations under the supply agreement could become effective prior to August 20, 2012, if a third party launches a generic version of those dosages of our XOPENEX Inhalation Solution products or if the parties otherwise mutually agree.

  •
  In January 2008, we notified the Centers for Medicare and Medicaid Services, or CMS, that we had identified potential errors in our determination of the best price used to calculate Medicaid rebate amounts in prior periods. As a follow up to this disclosure to CMS, we identified a material weakness in our internal controls related to these potential errors and our management, with the oversight of our Audit Committee, is reviewing our government pricing activities affected by this material weakness. See also Item 4, Controls and Procedures, regarding the material weakness of our internal controls and remediation plan with respect thereto.

  •
  In January 2008, we entered into an agreement with Nycomed for the exclusive distribution, development and commercialization in the United States, its territories and possessions, of Nycomed's compound ciclesonide, and products incorporating such compound, including OMNARIS Nasal Spray for use in the treatment of allergic rhinitis and ALVESCO HFA Inhalation Aerosol for use in the treatment of asthma. Under the agreement, we paid Nycomed an upfront payment of $150.0 million in February 2008 and may be required to make subsequent payments of up to $280.0 million over the life of the agreement upon accomplishment of various development and sales milestones. We will also compensate Nycomed for supplying finished product pursuant to the agreement, including a supply price for the products, which will be based on Nycomed's manufacturing costs plus a percentage of such costs, and make quarterly royalty payments to Nycomed based on our net sales of the products.

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

Three Month Periods ended June 30, 2008 and 2007

Revenues

        Product sales were $269.9 million and $264.3 million for the three months ended June 30, 2008 and 2007, respectively, an increase of approximately 2%.

        Sales of LUNESTA were $148.1 million and $142.9 million for the three months ended June 30, 2008 and 2007, respectively, an increase of approximately 4%. The increase is primarily the result of an increase in gross selling price of approximately 20%, which resulted in a net selling price increase of approximately 3%. The number of units sold increased by less than 1%. Adjustments recorded to gross sales are disclosed below under the heading "Analysis of gross sales to net sales."

        Sales of XOPENEX Inhalation Solution were $85.4 million and $103.5 million for the three months ended June 30, 2008 and 2007, respectively, a decrease of approximately 18%. The decrease is in part the result of a decrease in net selling price of approximately 5%, which was related to the decision made by CMS during the second quarter 2007 to institute a new bundled payment amount for XOPENEX Inhalation Solution and generic albuterol inhalation solution products. Partially offsetting the decrease in net selling price is a gross selling price increase of approximately 20%. The decrease in sales was also due in part to a decrease in number of units sold of approximately 13%, which was primarily the result of a decrease in market share. We believe that the re-allocation of sales resources in an effort to support the second quarter launch of OMNARIS Nasal Spray may have contributed to this decrease in market share. Adjustments recorded to gross sales are disclosed below under the heading "Analysis of gross sales to net sales."

        Sales of XOPENEX HFA were $14.1 million and $12.4 million for the three months ended June 30, 2008 and 2007, respectively, an increase of approximately 14%. The increase is primarily the result of a gross selling price increase of approximately 10%, which resulted in a net selling price increase of approximately 5%, and an increase in the number of units sold of approximately 8%. Adjustments recorded to gross sales are disclosed below under the heading "Analysis of gross sales to net sales."

        Sales of BROVANA were $13.3 million and $5.5 million for the three months ended June 30, 2008 and 2007, respectively. We introduced BROVANA commercially in April 2007. The increase is primarily the result of an increase in the number of units sold of approximately 118%, and a gross selling price increase of approximately 14% including discounts given at the commencement of the commercialization in the three months ended June 30, 2007, which resulted in a net selling price increase of approximately 11%. Adjustments recorded to gross sales are disclosed below under the heading "Analysis of gross sales to net sales."

        Sales of OMNARIS Nasal Spray were $7.4 million and $0 for the three months ended June 30, 2008 and 2007, respectively. We introduced OMNARIS Nasal Spray commercially in April 2008. Adjustments recorded to gross sales are disclosed below under the heading "Analysis of gross sales to net sales."

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

	For the Three Months Ended June 30,
	2008	% of Sales	2007	% of Sales	$ Change	% Change
	(dollars in thousands)
Gross sales	$402,942	100%	$336,960	100.0%	$65,982	20%
Adjustments to gross sales:
Payment term discounts	7,995	2.0%	6,741	2.0%	1,254	19%
Wholesaler fee-for-service	1,123	0.3%	3,712	1.1%	(2,589)	(70)%
Government rebates and contractual discounts	115,488	28.7%	53,083	15.8%	62,405	118%
Returns	4,178	1.0%	3,831	1.1%	347	9%
Other (includes product introduction discounts)	4,212	1.0%	5,267	1.6%	(1,055)	(20)%

Sub-total adjustments	132,996	33.0%	72,634	21.6%	60,362	83%

Net sales	$269,946	67.0%	$264,326	78.4%	$5,620	2%

        The increase in adjustments to gross sales as a percentage of gross sales for the three months ended June 30, 2008, as compared to the three months ended June 30, 2007, primarily reflects an increase in government rebates and contractual discounts as a result of an increase in:

  •
  discounts given through managed care programs on the sales of LUNESTA and XOPENEX Inhalation Solution;

  •
  Medicare Part B discounts given on the sales of XOPENEX Inhalation Solution and BROVANA;

  •
  Medicaid discounts primarily given on the sales of XOPENEX Inhalation Solution and XOPENEX HFA;

  •
  discounts under a program with the Veterans Administration, or VA, on the sales of LUNESTA and XOPENEX Inhalation Solution;

  •
  Medicare Part D discounts given on the sales of LUNESTA, XOPENEX Inhalation Solution and XOPENEX HFA; and

  •
  chargebacks given on the sales of LUNESTA, XOPENEX HFA and XOPENEX Inhalation Solution.

Partially offsetting the increase in government rebates and contractual discounts was a net decrease in wholesaler fee-for-service discounts given primarily on the sales of XOPENEX Inhalation Solution.

        Royalties and license fees were $24.2 million and $12.5 million for the three months ended June 30, 2008 and 2007, respectively.

        Royalties earned on the sales of ALLEGRA® (fexofenadine HCl) under our agreement with sanofi-aventis were $7.8 million and $6.3 million for the three months ended June 30, 2008 and 2007, respectively, an increase of approximately 25%. The increase is primarily the result of increased sales in Japan.

        Royalties earned on sales of CLARINEX® (desloratadine) under our agreement with Schering-Plough Corporation, or Schering-Plough, were $7.3 million and $4.8 million for the three months ended June 30, 2008 and 2007, respectively, an increase of approximately 52%. The increase is primarily the result of a contractual royalty rate increase that took effect in October 2007.

        Royalties received on sales of XYZAL®/XUSAL™ (levocetirizine) under our agreements with UCB S.A. and UCB Farchim S.A., which we refer to collectively as the UCB entities, were $6.7 million and $1.4 million for the three months ended June 30, 2008 and 2007, respectively, an increase of approximately 369%. The increase is the result of the commencement of commercialization of XYZAL in the United States during the fourth quarter of 2007.

        A number of the patents we own and license to third parties and for which we receive these royalties are the subject of patent invalidation or revocation claims by companies seeking to introduce generic equivalents of the products covered by such patents. We can provide no assurance concerning the outcome or the duration of any patent related lawsuits. If we, or third parties from whom we receive royalties, are not successful in enforcing our respective patents, the companies seeking to market generic versions will not be excluded from marketing their generic versions of these products. Introduction of generic copies of any of these products before the expiration of our patents or the patents of our licensees could have a material adverse effect on our business.

Costs of Revenues

        Cost of products sold was $27.3 million and $25.1 million for the three months ended June 30, 2008 and 2007, respectively.

        Cost of LUNESTA sold as a percentage of LUNESTA gross sales was approximately 5% and 6% for the three months ended June 30, 2008 and 2007, respectively. The decrease in the cost as a percentage of gross sales is primarily due to an increase in our gross selling price.

        Cost of XOPENEX Inhalation Solution sold as a percentage of XOPENEX Inhalation Solution gross sales was approximately 6% and 7% for the three months ended June 30, 2008 and 2007,

respectively. The decrease in the cost as a percentage of gross sales is primarily due to an increase in our gross selling price.

        Cost of XOPENEX HFA sold as a percentage of XOPENEX HFA gross sales was approximately 12% and 15% for the three months ended June 30, 2008 and 2007, respectively. Included in the costs of XOPENEX HFA sold is a royalty paid on net sales of XOPENEX HFA to 3M Company, or 3M, our third party finished goods manufacturer of the product. The decrease in the cost as a percentage of gross sales is primarily due to an increase in our gross selling price in addition to lower manufacturing cost per-unit as a result of an increase in the number of units manufactured during the three months ended June 30, 2008 as compared to the same period in 2007.

        Cost of BROVANA sold as a percentage of BROVANA gross sales was approximately 11% and 20% for the three months ended June 30, 2008 and 2007, respectively. The decrease in the cost as a percentage of gross sales is primarily due to lower manufacturing costs during the three months ended June 30, 2008 as compared to the same period in 2007. The decrease in the cost to manufacture BROVANA is the result of increased production of the 60-count package, which has a lower manufacturing cost, as compared to the 30-count package, during the three months ended June 30, 2008 as compared to the same period in 2007.

        Cost of OMNARIS Nasal Spray sold as a percentage of OMNARIS Nasal Spray gross sales was approximately 23% for the three months ended June 30, 2008. We commercially introduced OMNARIS Nasal Spray in April 2008.

        Cost of royalties earned was $580,000 and $389,000 for the three months ended June 30, 2008 and 2007, respectively, an increase of approximately 49%. The cost of royalties in both periods relates to an obligation to a third party as a result of royalties we earn from Schering-Plough based on its sales of CLARINEX. This increase in third party obligations is due to the increase in royalties earned in the three months ended June 30, 2008 as compared with the same period in 2007.

Research and Development

        Research and development expenses were $58.3 million and $45.5 million for the three months ended June 30, 2008 and 2007, respectively, an increase of approximately 28%. The increase is primarily due to increased spending on early-stage programs (SEP-225441, SEP-228432, SEP-227900) and increased drug discovery efforts, as well as increased salary and other compensation related expenses for research and development personnel.

        Research and development in-process upon acquisition expenses were $50.8 million and $0 for the three months ended June 30, 2008 and 2007, respectively. These expenses represent the cost of acquiring rights to branded pharmaceutical products in development from third parties, which we expense at the time of acquisition. For the three months ended June 30, 2008, research and development-in process upon acquisition expenses included costs associated with our agreements with Arrow.

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

        Below is a summary of development of our products and product candidates that represent approximately 10% or more of our direct project research and development spending for the three months ended June 30, 2008. The "Estimate of Completion of Phase" column contains forward-looking statements regarding expected timing of completion of product development phases. Completion of product development, if successful, culminates in the submission of an NDA to the FDA; however, there can be no assurance that the FDA will accept for filing, or approve, any NDA. The actual timing of completion of phases could differ materially from the estimates provided in the table. In the table below, the FDA approved product and the three product candidates listed accounted for approximately 56% of our direct project research and development spending for the three months ended June 30, 2008. No other product candidate accounted for more than 8% of our direct research and development spending in this period.

Product or Product Candidate	Indication	Phase of Development	Estimate of Completion of Phase
LUNESTA (eszopiclone)	Insomnia	*	*
SEP-225441	Anxiety	Phase II	2009
SEP-227162	Depression	Phase I	2009
SEP-228432	Depression	Phase I	2009

*
We commercially introduced LUNESTA in April 2005.

        Below is a summary of expenditure information related to our products and product candidates representing approximately 10% or more of our direct project research and development spending during the three months ended June 30, 2008 and 2007, as well as the costs incurred to date on these projects. The costs in this analysis include only direct costs and do not include certain indirect labor, overhead, share-based compensation or other costs that benefit multiple projects. As a result, fully-loaded research and development cost summaries by project are not presented.

	Project costs for the three months ended June 30, 2008	Project costs to date through June 30, 2008	Project costs for the three months ended June 30, 2007	Project costs to date through June 30, 2007
	(in thousands)
LUNESTA (eszopiclone)	$3,926	$259,739	$5,921	$231,549
BROVANA (arformoterol tartrate)	$1,636	$192,600	$3,886	$181,343
XOPENEX HFA (levalbuterol tartrate)	$1,829	$178,250	$1,961	$172,219
SEP-225289	$1,748	$28,465	$2,596	$17,565
SEP-225441	$4,376	$14,640	$1,118	$1,725
SEP-227162	$2,488	$25,476	$3,071	$12,151
SEP-228432	$2,966	$6,410	$712	$831

        Due to the length of time necessary to develop a product, uncertainties related to the ability to obtain governmental approval for commercialization, and difficulty in estimating costs of projects, we do not believe it is possible to make accurate and meaningful estimates, with any degree of accuracy, of the ultimate cost to bring our product candidates that have not entered into Phase III clinical trials to FDA approved status.

Selling, Marketing and Distribution

        Selling, marketing and distribution expenses were $179.3 million and $191.5 million for the three months ended June 30, 2008 and 2007, respectively, a decrease of approximately 6%. The decrease was largely due to a $19.6 million decrease in marketing, advertising and promotional expenses primarily related to LUNESTA, partially offset by increased expenses associated with our commercialization of OMNARIS Nasal Spray.

General and Administrative

        General and administrative costs were $28.5 million and $19.3 million for the three months ended June 30, 2008 and 2007, respectively, an increase of approximately 48%. The increase primarily relates to a $4.8 million increase in salary and other compensation related expenses, a $1.8 million increase in legal fees largely related to patent litigation, and a $1.8 million increase in fees associated with outside consulting services.

Amortization of Intangible Assets

        Amortization of intangible assets were $1.9 million and $34,000 for the three months ended June 30, 2008 and 2007, respectively. The increase primarily relates to the amortization of the intangible assets acquired from Nycomed during the first quarter of 2008 and Arrow during the second quarter of 2008. We recorded $997,000 and $0 of amortization of the intangible assets to cost of product sold in the three months ended June 30, 2008 and 2007, respectively.

Other Income (Expense)

        Interest income was $5.9 million and $11.1 million for the three months ended June 30, 2008 and 2007, respectively, a decrease of approximately 47%. The decrease is primarily due to lower interest rates earned on investments in the three months ended June 30, 2008 as compared to the same period in 2007. For the three months ended June 30, 2008 and 2007, the average annualized interest rate that we earned on our investments was 2.68% and 5.23%, respectively.

        Interest expense was $2.1 million and $113,000 for the three months ended June 30, 2008 and 2007, respectively. The expense in the three months ended June 30, 2008 is primarily related to imputed interest associated with the intangible assets licensed from Arrow.

        Equity in investee losses were $272,000 and $132,000 for the three months ended June 30, 2008 and 2007, respectively. The loss represents our portion of BioSphere Medical, Inc., or BioSphere, losses.

        Other expense was $9.4 million and $558,000 for the three months ended June 30, 2008 and 2007, respectively. The expense in the three months ended June 30, 2008 primarily represents an impairment loss recorded related to our investment in ACADIA Pharmaceuticals Inc., or ACADIA.

Income Taxes

        For the three months ended June 30, 2008, our effective tax rate was a benefit of 780% on pre-tax losses of $58.1 million compared to an income tax expense of 9.2% for the three months ended June 30, 2007, on pre-tax income of $5.3 million. The net tax benefit recorded for the three months ended June 30, 2008 was principally due to a tax benefit of $452.0 million recorded upon our decision in the second quarter of 2008 to release a valuation allowance recorded against net deferred tax assets in the United States and a foreign jurisdiction. Excluding the effect of these tax benefits, our income tax provisions in the three months ended June 30, 2008 consisted primarily of income taxes owed on income generated by a foreign subsidiary and certain state income taxes in the United States. The tax provisions of those periods included only insignificant amounts in the United States, due to our utilization of available net operating loss carryforwards that previously had been recorded in our balance sheet with a full valuation allowance.

        As of the end of the first quarter of 2008, a full valuation allowance was recorded against our net deferred tax assets in the United States and foreign jurisdictions. Based upon our settlement with Breath during the second quarter of 2008, our operating results over recent years and through June 30, 2008 and an assessment of our expected future results of operations, we determined that it is more likely than not that we will realize a substantial portion of our deferred tax assets in the United States and a foreign jurisdiction. As a result, during the second quarter, we released a total of $452.0 million of our valuation allowance, which was recorded as an income tax benefit.

        As of the end of the second quarter, we have a remaining valuation allowance recorded against United States net deferred tax assets of $215.4 million which consists of $145.9 million for stock-based compensation deductions and $6.9 million of stock-based compensation research and development credits that will be credited to additional paid-in-capital when realized; $6.1 million for certain state operating loss carryforwards, and $19.4 million of research and development credits that will likely expire without being utilized; and $37.1 million which will be released in the third and fourth quarters of 2008 to offset our expected tax expense for the remainder of 2008. Additionally, there is a non-U.S. valuation allowance of $2.0 million for non-U.S. operating loss and tax credit carryforwards that will likely expire without being utilized.

        We account for uncertain tax positions in accordance with the Financial Accounting Standards Board, or FASB, Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48, which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on various related matters such as derecognition, interest, penalties and disclosure. At December 31, 2007, approximately $18.4 million of unrecognized tax benefits were identified related to certain temporary differences, which have been reduced to $11.3 million at June 30, 2008 for certain temporary differences that meet the recognition threshold. In the first quarter of 2008, an additional $10.7 million of unrecognized tax benefits have been identified and recorded as of March 31, 2008 related to certain tax credit carryforwards, which resulted in a reduction of the related deferred tax asset.

Six Month Periods ended June 30, 2008 and 2007

Revenues

        Product sales were $575.5 million and $581.9 million for the six months ended June 30, 2008 and 2007, respectively, a decrease of approximately 1%.

        Sales of LUNESTA were $283.7 million and $290.4 million for the six months ended June 30, 2008 and 2007, respectively, a decrease of approximately 2%. The decrease is primarily the result of a decrease in the number of units sold of approximately 6%, which is primarily the result of a decline in our market share after the launch of zolpidem tartrate, the generic equivalent to AMBIEN®, in April of 2007, and a reduction in selling and marketing resources. The reduction in units sold was partially offset by a gross selling price increase of approximately 19%, which resulted in a net selling price increase of approximately 4%. Adjustments recorded to gross sales are disclosed below under the heading "Analysis of gross sales to net sales."

        Sales of XOPENEX Inhalation Solution were $225.4 million for the six months ended June 30, 2008 as compared to $253.1 million for the same period in 2007, a decrease of approximately 11%. The decrease is in part the result of a decrease in net selling price of approximately 2%, which was related to the decision made by CMS during the second quarter 2007 to institute a new bundled payment amount for XOPENEX Inhalation Solution and generic albuterol inhalation solution products. Partially offsetting the decrease in net selling price is a gross selling price increase of approximately 19%. The decrease in sales was also due in part to a decrease in number of units sold of approximately 9%, which was primarily the result of a decrease in market share. We believe that the re-allocation of sales resources in an effort to support the second quarter launch of OMNARIS Nasal Spray may have contributed to this decrease in market share. Adjustments recorded to gross sales are disclosed below under the heading "Analysis of gross sales to net sales."

        Sales of XOPENEX HFA were $34.2 million for the six months ended June 30, 2008, as compared to $32.9 million for the same period in 2007, an increase of approximately 4%. The increase is primarily the result of a net selling price increase of approximately 13%, which was impacted by a gross selling price increase of approximately 10%, partially offset by a decrease in the number of units sold of approximately 8%. Adjustments recorded to gross sales are disclosed below under the heading "Analysis of gross sales to net sales."

        Sales of BROVANA were $23.2 million for the six months ended June 30, 2008, as compared to $5.5 million for the same period in 2007. We commercially introduced BROVANA in April 2007. Adjustments recorded to gross sales are disclosed below under the heading "Analysis of gross sales to net sales."

        Sales of OMNARIS Nasal Spray were $7.4 million for the six months ended June 30, 2008 and $0 for the same period in 2007, respectively. We commercially introduced OMNARIS Nasal Spray in April 2008. Adjustments recorded to gross sales are disclosed below under the heading "Analysis of gross sales to net sales."

         Analysis of gross sales to net sales—The following table presents the adjustments deducted from gross sales to arrive at net sales:

	For the Six Months Ended June 30,
	2008	% of sales	2007	% of sales	$ Change	% Change
	(dollars in thousands) (as restated)
Gross sales	$848,622	100.0%	$748,746	100.0%	$99,876	13%
Adjustments to gross sales:
Payment term discounts	16,961	2.0%	14,966	2.0%	1,995	13%
Wholesaler fee for service	4,607	0.5%	13,862	1.9%	(9,255)	(67)%
Government and commercial rebates and discounts	235,510	27.8%	122,704	16.4%	112,806	92%
Returns	10,640	1.3%	8,950	1.2%	1,690	19%
Other (includes product introduction discounts)	5,414	0.6%	6,375	0.8%	(961)	(15)%

Sub-total adjustments	273,132	32.2%	166,857	22.3%	106,275	64%

Net sales	$575,490	67.8%	$581,889	77.7%	$(6,399)	(1)%

        The increase in adjustments to gross sales as a percentage of gross sales for the six months ended June 30, 2008, as compared to the six months ended June 30, 2007, primarily reflects an increase in government rebates and contractual discounts as a result of:

  •
  an increase in Medicare Part B discounts given on the sales of XOPENEX Inhalation Solution and BROVANA,

  •
  an increase in discounts given through managed care programs on the sales of LUNESTA, XOPENEX Inhalation Solution and XOPENEX HFA,

  •
  a net increase in Medicaid discounts primarily given on the sales of XOPENEX Inhalation Solution and XOPENEX HFA,

  •
  an increase in Medicare Part D discounts given on the sales of LUNESTA and XOPENEX HFA,

  •
  an increase in discounts under a program with the VA on the sales of LUNESTA and XOPENEX Inhalation Solution, and

  •
  a net decrease in chargebacks given primarily on the sales of XOPENEX HFA.

Partially offsetting this increase in government rebates and contractual discounts was a net decrease in wholesaler fee-for-service discounts given primarily on the sales of XOPENEX Inhalation Solution, LUNESTA and XOPENEX HFA.

        Royalties and license fees were $39.4 million and $22.6 million for the six months ended June 30, 2008 and 2007, respectively, an increase of approximately 74%.

        Royalties earned on the sales of ALLEGRA under our agreement with sanofi-aventis increased to $15.6 million for the six months ended June 30, 2008 compared to $12.1 million for the same period in 2007, an increase of approximately 28%. The increase is primarily the result of increased sales in Japan.

        Royalties earned on sales of CLARINEX under our agreement with Schering-Plough were $13.4 million for the six months ended June 30, 2008 compared to $8.1 million for the same period in 2007, an increase of approximately 65%. The increase is primarily the result of a contractual royalty rate increase that took effect in October 2007.

        Royalties received on sales of XYZAL/XUSAL under our agreements with the UCB entities were $8.0 million for the six months ended June 30, 2008 compared to $2.4 million for the same period in 2007, an increase of approximately 238%. The increase is the result of the commencement of commercialization of XYZAL in the United States during the fourth quarter of 2007.

        A number of the patents we own and license to third parties for which we receive these royalties are the subject of patent invalidation or revocation claims by companies seeking to introduce generic equivalents of the products covered by such patents. We can provide no assurance concerning the outcome or the duration of any patent related lawsuits. If we, or third parties from whom we receive royalties, are not successful in enforcing our respective patents, the companies seeking to market generic versions will not be excluded from marketing their generic versions of these products. Introduction of generic copies of any of these products before the expiration of our patents or the patents of our licensees could have a material adverse effect on our business.

Costs of Revenues

        Cost of products sold was $56.6 million and $56.5 million for the six months ended June 30, 2008 and 2007, respectively.

        Cost of LUNESTA sold as a percentage of LUNESTA gross sales was approximately 5% and 6% for the six months ended June 30, 2008 and 2007, respectively. The decrease in the cost as a percentage of gross sales is primarily due to an increase in our gross selling price.

        Cost of XOPENEX Inhalation Solution sold as a percentage of XOPENEX Inhalation Solution gross sales was approximately 6% and 7% for the six months ended June 30, 2008 and 2007, respectively. The decrease in the cost as a percentage of gross sales is primarily due to lower manufacturing costs during the six months ended June 30, 2008 as compared to the same period in 2007, in addition to an increase in our gross selling price.

        Cost of XOPENEX HFA sold as a percentage of XOPENEX HFA gross sales was approximately 13% and 15% for the six months ended June 30, 2008 and 2007, respectively. Included in the costs of XOPENEX HFA sold is a royalty paid on net sales of XOPENEX HFA to 3M our third party finished goods manufacturer of the product. The decrease in the cost as a percentage of gross sales is primarily due to an increase in our gross selling price in addition to lower manufacturing cost per-unit as a result of an increase in the number of units manufactured during the six months ended June 30, 2008 as compared to the same period in 2007.

        Cost of BROVANA sold as a percentage of BROVANA gross sales was approximately 13% and 20% for the six months ended June 30, 2008 and 2007, respectively. The decrease in the cost as a percentage of gross sales is primarily due to lower manufacturing costs during the six months ended June 30, 2008 as compared to the same period in 2007. The decrease in the cost to manufacture BROVANA is the result of increased production of the 60-count package, which has a lower manufacturing cost, as compared to the 30-count package, during the six months ended June 30, 2008 as compared to the same period in 2007.

        Cost of OMNARIS Nasal Spray sold as a percentage of OMNARIS Nasal Spray gross sales was approximately 26% for the six months ended June 30, 2008. We commercially introduced OMNARIS Nasal Spray in April 2008.

        Cost of royalties earned was $1.1 million and $655,000 for the six months ended June 30, 2008 and 2007, respectively, an increase of approximately 63%. The cost of royalties in both periods relates to an obligation to a third party as a result of royalties we earn from Schering-Plough based upon its sales of CLARINEX. This increase in third party obligations is due to the increase in royalties earned during the six months ended June 30, 2008 as compared with the same period in 2007.

Research and Development

        Research and development expenses were $124.5 million and $86.2 million for the six months ended June 30, 2008 and 2007, respectively, an increase of approximately 45%. The increase is primarily due to the $10.0 million milestone payment to Bial pursuant to the license agreement for SEP-0002093, referred to by Bial as BIA-2093, as a result of the outcome of a pre-NDA meeting with the FDA, increased spending on LUNESTA Phase IV and pediatric programs, increased spending on drug discovery efforts and early-stage programs (SEP-225441, SEP-228425, SEP-228432, SEP-227900), as well as an increase in salary and other compensation related expenses. These increases were offset by a decrease in research and development spending on BROVANA.

        Research and development in-process upon acquisition expenses were $90.0 million and $0 for the six months ended June 30, 2008 and 2007, respectively. These expenses represent the cost of acquiring rights to branded pharmaceutical products in development from third parties, which we expense at the time of acquisition. For the six months ended June 30, 2008, research and development-in process upon acquisition expenses included costs associated with our Nycomed and Arrow transactions.

        Below is a summary of development of our products and product candidates that represent approximately 10% or more of our direct project research and development spending for the six months ended June 30, 2008. The "Estimate of Completion of Phase" column contains forward-looking statements regarding expected timing of completion of product development phases. Completion of product development, if successful, culminates in the submission of an NDA to the FDA; however, there can be no assurance that the FDA will accept for filing, or approve, any NDA. The actual timing of completion of phases could differ materially from the estimates provided in the table. In the table below, the FDA approved product and product candidate listed accounted for approximately 44% of our direct project research and development spending for the six months ended June 30, 2008. No other product candidate accounted for more than 9% of our direct research and development spending in this period.

Product or Product Candidate	Indication	Phase of Development	Estimate of Completion of Phase
LUNESTA (eszopiclone)	Insomnia	*	*
SEP-225441	Anxiety	Phase II	2009

*
We commercially introduced LUNESTA in April 2005.

        Below is a summary of expenditure information related to our product candidates representing approximately 10% or more of our direct project research and development spending during the six months ended June 30, 2008 or 2007, as well as the costs incurred to date on these projects. The costs in this analysis include only direct costs and do not include certain indirect labor, overhead, share-based compensation or other costs which benefit multiple projects. As a result, fully loaded research and development cost summaries by project are not presented.

	Project costs for the six months ended June 30, 2008	Project costs to date through June 30, 2008	Project costs for the six months ended June 30, 2007	Project costs to date through June 30, 2007
	(in thousands)
LUNESTA (eszopiclone)	$14,642	$259,739	$11,526	$231,549
BROVANA (arformoterol tartrate)	$3,832	$192,600	$7,412	$181,343
SEP-225289	$4,272	$28,465	$4,455	$17,565
SEP-227162	$4,492	$25,476	$4,010	$12,151
SEP-225441	$7,407	$14,640	$1,725	$1,725

Selling, Marketing and Distribution

        Selling, marketing and distribution expenses were $334.6 million and $383.6 million for the six months ended June 30, 2008 and 2007, respectively, a decrease of approximately 13%. The decrease was largely due to a $45.0 million decrease in marketing, advertising and promotional expenses primarily related to LUNESTA, in addition to a decrease in salary and other compensation related expenses resulting from our sales force restructuring, which occurred in the quarter ended December 31, 2007.

General and Administrative

        General and administrative costs were $52.0 million and $38.2 million for the six months ended June 30, 2008 and 2007, respectively, an increase of approximately 36%. The increase is primarily the result of an $8.3 million increase in salary and other compensation related expenses, a $3.0 million increase in legal fees largely related to patent litigation, and a $1.9 million increase in fees associated with outside consulting services.

Amortization of Intangible Assets

        Amortization of intangible assets were $4.2 million and $85,000 for the six months ended June 30, 2008 and 2007, respectively. The increase primarily relates to the amortization of the intangible assets acquired from Nycomed and Arrow in January 2008 and April 2008, respectively. We recorded $997,000 and $0 of amortization of the intangible assets to cost of product sold in the six months ended June 30, 2008 and 2007, respectively.

Litigation Settlement

        Litigation settlement expense was $0 and $34.0 million for the six months ended March 31, 2008 and 2007, respectively. In June 2007, we filed in the United States District Court for the District of Massachusetts, or the Court, a Stipulation of Settlement regarding two securities class action lawsuits, or class actions, then pending in the Court naming Sepracor and certain of our current and former officers and one director as defendants. The class actions, which were filed on behalf of certain purchasers of our equity and debt securities, or the plaintiffs, alleged that the defendants violated the Federal securities laws by making false and misleading statements relating to the testing, safety and likelihood of approval of tecastemizole by the FDA. Under the terms of the Stipulation of Settlement, in June 2007 we paid into escrow $52.5 million in settlement of the class actions and, in July 2007, received an $18.5 million reimbursement from our insurance carriers. We recorded the litigation settlement expense of $34.0 million, relating to this matter, during the quarter ended March 31, 2007. In September 2007, the Court granted final approval of the Stipulation of Settlement and entered a final judgment consistent with the Stipulation of Settlement. The settlement is now final and the total settlement amount has been released from escrow.

Other Income (Expense)

        Interest income was $14.6 million and $23.7 million for the six months ended June 30, 2008 and 2007, respectively, a decrease of approximately 38%. The decrease is primarily due to lower average balances of cash and short- and long-term investments and lower interest rates earned on investments in the six months ended June 30, 2008 compared to the same period in 2007. For the six months ended June 30, 2008 and 2007, the average annualized interest rate that we earned on our investments was 3.32% and 5.25%, respectively.

        Interest expense was $2.2 million and $2.9 million for the six months ended June 30, 2008 and 2007, respectively. The expense for the six months ended 2008 is primarily related to imputed interest associated with the intangible assets licensed from Arrow. The expense for the six months ended 2007 is primarily related to the interest we paid on our 5% convertible subordinated debentures, which we repaid in full upon their maturity on February 15, 2007.

        Equity in investee losses were $475,000 and $404,000 for the six months ended June 30, 2008 and 2007, respectively, an increase of approximately 18%. The loss represents our portion of BioSphere losses.

        Other expense was $9.4 million and $286,000 for the six months ended June 30, 2008 and 2007, respectively. The expense in the six months ended June 30, 2008 primarily represents an impairment loss recorded related to our investment in ACADIA.

Income Taxes

        For the six months ended June 30, 2008, our effective tax rate was a benefit of 1,005% on pre-tax losses of $45.0 million compared to an income tax expense of 7.4% for the six months ended June 30, 2007, on pre-tax income of $25.5 million. The net tax benefit recorded for the six months ended June 30, 2008 was principally due to a tax benefit of $452.0 million recorded upon our decision in the second quarter of 2008 to release a valuation allowance recorded against net deferred tax assets in the United States and a foreign jurisdiction. Excluding the effect of these tax benefits, our income tax provisions for the six months ended June 30, 2008 consisted primarily of income taxes owed on income generated by a foreign subsidiary and certain state income taxes in the United States The tax provisions of those periods included only insignificant amounts due to our utilization of available net operating loss carryforwards that previously had been recorded in our balance sheet with a full valuation allowance.

        As of the end of the first quarter of 2008, a full valuation allowance was recorded against our net deferred tax assets in the United States and foreign jurisdictions. Based upon our settlement with Breath during the second quarter of 2008, our operating results over recent years and through June 30, 2008 and an assessment of our expected future results of operations, we determined that it is more likely than not that we will realize a substantial portion of our deferred tax assets in the United States and a foreign jurisdiction. As a result, during the second quarter, we released a total of $452.0 million of our valuation allowance, which was recorded as an income tax benefit.

        As of the end of the second quarter, we have a remaining valuation allowance recorded against United States net deferred tax assets of $215.4 million, which consists of $145.9 million for stock-based compensation deductions and $6.9 million of stock-based compensation research and development credits that will be credited to additional paid-in-capital when realized; $6.1 million for certain state operating loss carryforwards, and $19.4 million of research and development credits that will likely expire without being utilized; and $37.1 million, which will be released in the third and fourth quarters of 2008 to offset our expected tax expense for the remainder of 2008. Additionally, there is a non-U.S. valuation allowance of $2.0 million for non-U.S. operating loss and tax credit carryforwards that will likely expire without being utilized.

Liquidity and Capital Resources

        Our liquidity requirements have historically consisted of research and development expenses, sales and marketing expenses, capital expenditures, working capital, debt service and general corporate expenses. Historically, we have funded these requirements and the growth of our business primarily through convertible subordinated debt offerings, the issuance of common stock, including the exercise of stock options, sales of our products and license agreements for our drug compounds. We now expect to fund our liquidity requirements primarily with revenue generated from product sales. We also believe we have the ability to meet our short-term liquidity needs through the use of our cash and short-term investments on hand at June 30, 2008.

        At June 30, 2008, $78.2 million of our investment portfolio was invested in AAA rated investments in auction-rate securities. Auction-rate securities are long-term variable rate bonds tied to short-term interest rates. After the initial issuance of the securities, the interest rate on the securities is reset periodically, at intervals established at the time of issuance (primarily every 28 days), based on market demand for a reset period. Auction-rate securities are bought and sold in the marketplace through a competitive bidding process often referred to as an auction. If there is insufficient interest in the securities at the time of an auction, the auction may not be completed and the rates may be reset to predetermined "penalty" or "maximum" rates.

        Substantially all of our auction-rate securities are backed by pools of student loans guaranteed by the Federal Family Education Loan Program, or FFELP, and we continue to believe that the credit quality of these securities is high based on this guarantee and other collateral. Auctions for these securities began failing in the first quarter of 2008 and continued to fail throughout the second quarter, which we believe is a result of the recent uncertainties in the credit markets. Consequently, the investments are not currently liquid, and we will not be able to access these funds until a future auction of these investments is successful, a buyer is found outside of the auction process, the security is called, or the underlying securities have matured. At the time of our initial investment and through the date of this report, all of our auction-rate securities remain AAA rated. We believe we have the ability to hold these investments until the lack of liquidity in these markets is resolved. As a result, we continue to classify the entire balance of auction-rate securities as non-current available-for-sale investments at fair value on our condensed consolidated balance sheet.

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

        At June 30, 2008, because of the temporary declines in fair value for the auction-rate securities, which we attribute to liquidity matters rather than credit issues as discussed above, we have classified our auction-rate securities at Level 3, as defined under the Statement of Financial Accounting Standards, or SFAS No. 157, Fair Value Measurement, or SFAS 157, framework and described in Note 13, Fair Value Measurements, of our condensed consolidated financial statements included in this quarterly report on Form 10-Q, with a fair value of $78.2 million. The fair value of these auction-rate securities are estimated utilizing a trinomial discounted cash flow analysis, which was compared, when possible, to other observable market data or inputs with similar characteristics. The assumptions used in preparing the discounted cash flow analysis include estimates for the maximum interest rate, the probability of passing, failing or default at each auction, the severity of default and the discount rate. Based on this assessment of fair value, as of June 30, 2008, we determined there was a decline in fair value of our auction-rate securities investments of $4.0 million, which was deemed temporary. If current market conditions deteriorate further, we may be required to record additional unrealized losses in other comprehensive income. If the credit ratings of the security issuers deteriorate, the anticipated recovery in market values does not occur, or we need funds from the auction-rate securities to meet working capital needs, we may be required to adjust the carrying value of these investments through impairment charges recorded to earnings, as appropriate, which could be material.

        Cash, cash equivalents and short- and long-term investments totaled $853.3 million, or 45% of total assets, at June 30, 2008, compared to $1.1 billion, or 76% of total assets, at December 31, 2007.

        Net cash provided by operating activities for the six months ended June 30, 2008 was $27.6 million, which includes net income of $407.3 million. Our net income includes non-cash adjustments of $314.5 million, consisting primarily of the release of the tax valuation allowance, research and development in process upon acquisition, share-based compensation, impairment on investments and depreciation and amortization expense. Accounts receivable increased by $5.1 million primarily due to the timing of our sales. Inventory on hand increased by $13.7 million primarily due to timing of deliveries and replenishment of depleted stock. Other assets increased by $13.0 million, which is primarily a result of an increase in prepaid expenses and a change in our deferred tax asset. Accrued expenses decreased by $69.2 million primarily due to the $75.0 million upfront payment we paid to Bial in January 2008. Product sales allowances and reserves increased by $39.3 million primarily due to product revenue rebates related to LUNESTA and XOPENEX Inhalation Solution product sales.

        Net cash used in investing activities for the six months ended June 30, 2008 was $112.6 million, which is primarily attributable to the purchase of intangible assets from Nycomed for $150.0 million, the acquisition of Oryx for $49.8 million net of cash acquired, and the purchases of property and equipment of $21.3 million, partially offset by the cash provided by net sales of short- and long-term investments of $109.5 million.

        Net cash provided by financing activities for the six months ended June 30, 2008 was $3.6 million. We received proceeds of $4.2 million from issuing common stock upon the exercise of stock options issued under our stock option plans, and we used $593,000 to repay capital lease obligations.

        We believe our existing cash and the cash flow that we anticipate from operations and current strategic alliances will be sufficient to support existing operations through at least 2009. However, if some or all of our significant contingent payments become due and payable under our collaboration agreements and the holders of our 0% notes due 2024 exercise their right to require us to convert their notes into cash in October 2009, we may need to raise additional capital to meet these obligations. In the longer term, we expect to continue to fund our operations with revenue generated from product sales. Our actual future cash requirements and our ability to generate revenue, however, will depend on many factors, including:

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

  •
  whether the holders of our 0% notes due 2024 elect to require us to convert their notes into cash in October 2009;

  •
  progress of our preclinical and clinical research programs and the number and breadth of these programs;

  •
  progress of our development efforts and the development efforts of our strategic partners;

  •
  achievement of milestones under our strategic alliance arrangements;

  •
  royalties from agreements with parties to which we have licensed our technology;

  •
  the outcome of pending litigation, including litigation related to generic competition and/or any possible future litigation; and

  •
  the possible future "at risk" launch of generic versions of our products.

        If our assumptions underlying our beliefs regarding future revenues and expenses change, or if opportunities or needs arise, we may seek to raise additional cash by selling debt or equity securities or otherwise borrowing money. However, we may not be able to raise such funds on favorable terms, if at all.

        Based on our current operating plan, we believe that we will not be required to raise additional capital to fund the repayment of our outstanding convertible debt when due, although we may choose to do so. However, if some or all of our significant contingent payments become due and payable under our collaboration agreements and the holders of our 0% notes due 2024 exercise their right to require us to convert their notes into cash in October 2009, we may need to raise additional capital to meet these obligations. If we are not able to successfully continue to grow our revenue and properly manage our expenses, it is likely that our business would be materially and adversely affected and that we would be required to raise additional funds in order to repay our outstanding convertible debt. We cannot assure that, if required, we would be able to raise the additional funds on favorable terms, if at all.

Critical Accounting Policies and Estimates

        We identified critical accounting policies and estimates in our annual report on Form 10-K for the year ended December 31, 2007. These critical accounting policies relate to product revenue recognition, revenue recognition related to multiple element arrangements, royalty revenue recognition, product sales allowance and reserves, cash and cash equivalents, short- and long-term investments, accounts receivable and bad debt, amortization, depreciation and certain long lived assets, income taxes, inventory write-downs, stock based compensation, and research and development expense. These policies require us to make estimates in the preparation of our financial statements as of a given date. Because of the uncertainty inherent in these matters, our actual results could differ from the estimates we use in applying the critical accounting policies.

        A summary of accounting policies that are considered critical may be found in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2007 in the "Critical Accounting Policies" section. Other than as described below, our critical accounting policies and estimates are as set forth in the Form 10-K.

         Product sales allowances and reserves—The following table summarizes activity in each of our product sales allowances and reserve categories for the six months ended June 30, 2008:

	Payment Term Discount	Wholesaler Fee for Service	Government Rebates and Contractual Discounts	Returns	Other Discounts	Total
	(in thousands)
Balance at December 31, 2007	$(4,139)	$(12,112)	$(206,733)	$(24,351)	$(2,643)	$(249,978)
Current provision:
Current year	(16,961)	(4,607)	(226,066)	(10,640)	(5,414)	(263,688)
Prior year	—	—	(9,444)	—	—	(9,444)

Total	(16,961)	(4,607)	(235,510)	(10,640)	(5,414)	(273,132)

Actual:
Current year	13,426	3,751	66,577	17	3,373	87,144
Prior year	3,912	11,046	116,557	13,369	2,169	147,053

Total	17,338	14,797	183,134	13,386	5,542	234,197

Balance at June 30, 2008	$(3,762)	$(1,922)	$(259,109)	$(21,605)	$(2,515)	$(288,913)

        Calculating each of these product sales allowances and reserves involves significant estimates and judgments and requires us to use information from external sources. Based on known market events and trends, internal and external historical trends, third party data, customer buying patterns and current knowledge of contractual and statutory requirements, we believe that we are able to make reasonable estimates of sales discounts.

         Fair Value Measurements—Effective January 1, 2008, we partially adopted SFAS 157. SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value and expands disclosures about fair value measurements. In February 2008, the FASB released a FASB Staff Position, or FSP, No. 157-2, Effective Date of FASB Statement No. 157, or FSP 157-2, which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

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

Contractual Obligations

        Contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude contingent liabilities for which we cannot reasonably predict future payment, including contingencies related to potential future development, financing and/or commercial milestone payments on collaboration agreements. The following chart summarizes our material contractual obligations as of June 30, 2008:

Contractual Obligations	Total	2008	2009	2010	2011	2012	2013 and beyond
	(In Thousands)
Convertible subordinated debt—principal(1)	$720,820	$72,800	$—	$148,020	$—	$—	$500,000
Arrow—Levalbuterol/ipratropium(2)	70,000	—	25,000	25,000	—	20,000	—
Arrow—Ciclesonide(3)	47,500	—	12,500	15,000	—	—	20,000
Capital lease obligations	2,174	621	1,242	311	—	—	—
Operating leases(4)	5,399	919	1,471	1,312	1,208	489
Purchase obligations(5)	354,011	319,864	28,814	3,476	1,857	—	—

Total material contractual cash obligations(6)	$1,199,904	$394,204	$69,027	$193,119	$3,065	$20,489	$520,000

(1)
$220.8 million of the convertible subordinated debt may be converted into common stock. To the extent it is converted, such amounts would no longer be a contractual cash obligation. Our 0% convertible notes due 2024 may be converted into cash at the option of the noteholders in October 2009, 2014, 2019 and 2024, as well as under certain conditions.

(2)
See Note 7 to our Condensed Consolidated Interim Financial Statements (unaudited) included with this report relating to future payments to Arrow under the Levalbuterol/ipratropium Product Agreement. The 2012 amount represents $20.0 million in future payments the timing of which is based upon management's best estimate and assumptions and could shift from period to period. These amounts do not include a potential $23.5 million payment in the fourth quarter of 2009 in the event Arrow exercises its option to receive a lump sum discounted amount in lieu of ongoing royalty payments.

(3)
See Note 7 to our Condensed Consolidated Interim Financial Statements (unaudited) included with this report relating to future payments to Arrow under the Arrow Ciclesonide Agreement. The 2009, 2010 and 2013 (and beyond) amounts include $2.5 million, $5.0 million and $20.0 million, respectively, in future payments the timing of which is based upon management's best estimate and assumptions and could shift from period to period. These amounts do not include a potential aggregate payment of up $37.9 million in the fourth quarter of 2009 in the event Arrow exercises its options to receive a lump sum discounted amount in lieu of ongoing royalty payments.

(4)
Operating leases includes our leased facilities obligations.

(5)
Purchase obligations relate to research and development commitments for new and existing products and open purchase orders for the acquisition of goods and services in the ordinary course of business. Our obligation to pay certain of these amounts may be reduced or eliminated based on certain future events.

(6)
In addition to the material contractual cash obligations included in this chart, we have committed to make potential future milestone payments to third parties as part of licensing, distribution and development agreements. Payments under these agreements generally become due and payable only upon achievement of certain development, regulatory and/or commercial milestones. For example, Nycomed, Bial and Oryx may become entitled to receive subsequent payments of up to $280.0 million, $90.0 million and $20.0 million, respectively, if all milestones are met. Because the achievement of these milestones is neither probable nor reasonably estimable, such contingent payments have not been recorded on our consolidated balance sheet and have not been included in this chart.

        This table also excludes any liabilities pertaining to uncertain tax positions as we cannot make a reliable estimate of the period of cash settlement with the respective taxing authorities.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

        We are exposed to market risk from changes in interest rates and equity prices, which could affect our future results of operations and financial condition. These risks are described in Part II, Item 7A of our annual report on Form 10-K for the year ended December 31, 2007. As of August 8, 2008, there have been no material changes to the market risks described in our annual report on Form 10-K for the year ended December 31, 2007. Additionally, we do not anticipate any near-term changes in the nature of our market risk exposures or in our management's objectives and strategies with respect to managing such exposures.

        We hold auction-rate security investments which are AAA rated and the underlying assets are backed by pools of student loans guaranteed by FFELP. Due to the recent uncertainties in the credit market, these securities have been rendered temporarily illiquid, and the fair value of those investments as of June 30, 2008, is estimated to be $4.0 million below par value. We continue to classify our entire balance of auction-rate securities as non-current available-for-sale investments at fair value on our unaudited condensed consolidated balance sheet. We believe we have the ability to hold these investments until the lack of liquidity in these markets is resolved. If current market conditions deteriorate further, we may be required to record additional unrealized losses in other comprehensive income. If the credit ratings of the security issuers deteriorate, the anticipated recovery in market values does not occur, or we need funds from the auction-rate securities to meet working capital needs, we may be required to adjust the carrying value of these investments through impairment charges recorded to earnings, as appropriate, which could be material.

ITEM 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        Our management has carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008. The term "disclosure controls and procedures," as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed in the reports that the company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation and the identification of the material weakness in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2008, our disclosure controls and procedures were not effective.

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

        In light of the material weakness referred to above, we performed additional analyses and procedures in order to conclude that our condensed consolidated financial statements included in this quarterly report on Form 10-Q are fairly presented, in all material respects, in accordance with generally accepted accounting principles in the United States.

Changes in Internal Control Over Financial Reporting

        There has been no change in our internal control over financial reporting during our quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Remediation Plan

        The material weakness noted above was identified by year end 2007. During the first and second quarters of 2008, we have engaged in substantial efforts to address this material weakness and will continue to do so throughout 2008. All of these efforts were commenced in either the first or second quarter of 2008 or will be commenced in the third quarter of 2008 and concluded thereafter in a timely fashion as early in 2008 as is reasonably possible. Our ongoing improvements to the internal controls designed to address this material weakness will include the following, which will be undertaken with the assistance of qualified outside legal counsel:

        I)     Measures are and will continue to be taken to identify the cause of the material weakness in internal controls over financial reporting, through the following procedures:

  •
  manually review a substantial sample of entities treated as Public Health Service, or PHS, covered entities by us in the past to assess whether these entities were correctly treated as covered entities. In the first and second quarters of 2008, we examined all entities to which we sold product at PHS prices to determine their eligibility for such pricing. PHS chargebacks to entities determined through this review to be ineligible for PHS pricing were reversed pending receipt of additional information from the entity sufficient to validate their PHS eligibility. We are currently testing the results of this manual review with an automated system we are implementing. Manual reviews will be necessary during the development and implementation of an automated PHS entity review system as well as for our ongoing price reporting obligations and our interactions with CMS and the State Medicaid programs.

  •
  we have retained an outside consultant with relevant experience to implement an automated system to assess the eligibility of entities for PHS pricing. This system will be used for new entities seeking to access PHS pricing for our products and also to retest the treatment of those entities whose eligibility was determined as part of the manual review. This consultant was retained in the second quarter of 2008 and the automated system was used and tested against the manual reviews that were performed for this time period. We are targeting full implementation of the system during the third quarter of 2008 and will utilize it thereafter to assess PHS eligibility.

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

  •
  initiate, as necessary upon completion of the aforementioned remediation steps, a prior period adjustment to CMS based on recalculations of average manufacturer price, or AMP, and best price that result from the efforts described above.

        II)   The following remediation efforts were and will continue to be implemented by management to remediate the material weakness of internal control over financial reporting:

  •
  once implemented, the automated system described above will be used on an ongoing basis to assist in the evaluation of PHS-related pricing requests and the determination of which transactions should be excluded from best price.

  •
  we have added headcount and increased training of the employees with responsibility for government contracts and the monitoring of entities eligible for PHS pricing. In particular, we have dedicated one individual to perform manual intervention for PHS pricing requests before the automated system can be implemented. This person will also perform manual interventions after the automated system is implemented to assess those customers that cannot be classified by the automated system and to retest a sample of entities that were classified by the automated system on a quarterly basis to ensure that the system is working as intended. We will also contact entities whose status cannot be appropriately determined from the manual and automated review for additional data sufficient to identify those entities correctly.

  •
  we adopted during the second quarter of 2008 and are in the process of implementing appropriate policies and procedures that will address the process for qualifying, approving, and disputing PHS pricing requests and for verifying PHS eligibility.

  •
  we have established monthly meetings between our contracting group and the accounting/finance group to ensure that appropriate and collaborative communications occur around the determination of best price and other price reporting and related contracting issues.

  •
  we retained a qualified specialist independent of the entity that assists us in implementing the automated system who will conduct an audit of PHS verification in 2008 following the completion of the manual and automated reviews and the introduction of the policies and procedures discussed above.

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

  Levalbuterol Hydrochloride Inhalation Solution Abbreviated New Drug Applications

        In September 2005, we received notification that the FDA had received an ANDA from Breath, seeking approval of a generic version of our 1.25 mg/3 mL, 0.63 mg/3 mL and 0.31 mg/3 mL XOPENEX Inhalation Solution. Breath's submission includes a Paragraph IV certification alleging that our patents listed in the FDA publication entitled Approved Drug Products With Therapeutic Equivalence Evaluations, commonly referred to as the "Orange Book," for these three dosages of XOPENEX Inhalation Solution are invalid, unenforceable or not infringed by the generic version for which Breath is seeking approval. In October 2005, we filed a civil action against Breath for patent infringement in the United States District Court for the District of Massachusetts, No. CV:06-10043.

        In April 2008, we entered into a settlement and license agreement with Breath to resolve this litigation. The agreement permits Breath to sell its generic versions of these XOPENEX Inhalation Solution products in the United States under the terms of an exclusive 180-day license commencing on August 20, 2012 and a non-exclusive license thereafter. Upon launch, Breath would pay us a double-digit royalty on gross profits generated from the sales of generic versions of these XOPENEX Inhalation Solution products. Under the agreement, Breath agrees not to sell any of the products covered by our patents that are the subject of the license before the date on which the license commences. On May 1, 2008, the parties submitted to the court an agreed order of dismissal without prejudice, which the court approved. The litigation is now concluded.

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

        In March 2008, the trial judge consolidated the Dey L.P. and Barr cases for all purposes, including discovery and trial. The court held a Markman hearing on July 18, 2008, to address the parties' disputed issues of patent claim interpretation. The court has not yet issued its decision regarding the disputed issues of patent claim interpretation nor has it formally set a trial date.

        In June 2008, Dey L.P. filed a Complaint against us in the United States District Court for the District of Delaware, C.A. 08-372. The Complaint is a declaratory judgment action in which Dey L.P. seeks a declaration of non-infringement and invalidity of United States Patent 6,451,289 owned by us. Dey L.P. had previously sent us notice that its ANDA contained a Paragraph IV certification against the 6,451,289 patent, and we did not commence litigation in response.

        The filing of an action for patent infringement under the Drug Price Competition and Patent Term Restoration Act of 1984, also known as the "Hatch-Waxman Act" results in an automatic 30-month stay of the FDA's authority to grant final marketing approval to those companies that filed an ANDA containing a Paragraph IV certification against one or more of our XOPENEX Inhalation Solution patents. The first filer of an ANDA with a Paragraph IV certification is potentially entitled to a 180 day period of semi-exclusivity during which the FDA cannot approve subsequently filed ANDAs. The 180 day semi-exclusivity period would begin to run only upon first commercial marketing by the first filer. There are, however, also certain events that could cause the first filer to forfeit the 180 day semi-exclusivity period, which we refer to as a forfeiture event.

        For our 1.25 mg/3 mL, 0.63 mg/3 mL, and 0.31 mg/3 mL dosages of XOPENEX Inhalation Solution, we believe that Breath is the sole first filer and potentially entitled to 180 days of semi-exclusivity against subsequent ANDA filers for those three dosages. The 30-month stay against Breath's ANDA expired on March 7, 2008. On April 9, 2008, the FDA granted final approval to Breath's ANDA for all three dosages. However, if a forfeiture event occurs and the FDA determines that Breath has forfeited the 180 day semi-exclusivity period for those three dosages, other ANDA filers who have been granted final approval by the FDA could commence an "at risk" launch upon expiration of the 30-month stay. For those three dosages, the 30-month stay against Dey, L.P. expired on July 9, 2008 and the 30-month stay against Barr expires on or about November 30, 2009.

        For our 1.25 mg/0.5 mL XOPENEX Inhalation Solution concentrate, we believe that Dey, L.P. is the sole first filer and potentially entitled to 180 days of semi-exclusivity for that concentration. The 30-month stay against Dey, L.P.'s ANDA for that concentration expires on or about February 14, 2009.

        Although we could seek recovery of any damages sustained in connection with any activities conducted by a party that infringe a valid and enforceable claim in our patents, whether we are ultimately entitled to such damages would be determined by the court in connection with our ongoing legal proceedings with each party desiring to launch generic levalbuterol hydrochloride products. If any of these parties were to commence selling a generic alternative to our XOPENEX Inhalation Solution product prior to the resolution of these ongoing legal proceedings, or there is a court determination that the products these companies wish to market do not infringe our patents, or that our patents are invalid or unenforceable, it would have a material adverse effect on our business, financial condition and results of operations. In addition, our previously issued guidance regarding our projected financial results may no longer be accurate, and we would have to revise such guidance.

  Desloratadine Abbreviated New Drug Applications

        Certain of Schering-Plough's CLARINEX products for which we receive sales royalties are currently the subject of patent infringement litigation. Since June 2007, the FDA has received ANDAs relating to various dosage forms of CLARINEX from ten different generic pharmaceutical companies. These ANDA submissions include Paragraph IV certifications alleging that our patents, which Schering-Plough (as exclusive licensee of such patents) listed in the Orange Book for these products, are invalid, unenforceable or not infringed by the submitter's proposed product. We and the University of Massachusetts, co-owners of certain patents listed in the Orange Book, filed civil actions against these parties for patent infringement in the United States District Court for the District of New Jersey. In April 2008, the trial judge consolidated these cases for all purposes including discovery and trial. The court has not set a trial date. We believe that all of these ANDAs are subject to a statutory stay of approval until at least December 21, 2009 based on previous litigation commenced by Schering-Plough against these parties in separate civil actions involving another patent.

        In March 2008, we entered into a consent agreement with Glenmark Pharmaceuticals, Inc., or Glenmark, one of the ten generic pharmaceutical companies that filed a Paragraph IV certification against or patents, whereby Glenmark agreed not to pursue its case and to not market CLARINEX 5mg tablets until the expiration of our patents listed by Schering-Plough in the Orange Book or until these patents are found invalid or unenforceable.

  Levocetirizine Abbreviated New Drug Applications

        Beginning in February 2008, we and UCB, S.A., or UCB, received notices from Synthon Pharmaceuticals, Inc., or Synthon, Sun Pharmaceutical Industries Limited of Andheri (East), or Sun, Sandoz Inc., or Sandoz and Pliva Hrvatska D.O.O., or Pliva, that each has filed an ANDA seeking approval to market a generic version of XYZAL 5 mg tablets, and that each ANDA contained a Paragraph IV certification alleging that United States Patent 5,698,558, owned by us and exclusively licensed to UCB, is invalid, unenforceable or not infringed. Beginning in April 2008, UCB filed in its name and on our behalf civil actions in the United States District Court for the Eastern District of North Carolina against Synthon, Sun Sandoz, Pliva and Barr (Pliva's agent), an action against Synthon in the United States District Court for the District of Delaware, and an action against Sun and Pliva/Barr in the United States District Court for the District of New Jersey. The action in Delaware has been voluntarily dismissed. We believe that all of these ANDAs are subject to a 30-month statutory stay of approval, the earliest of which, against Synthon, is scheduled to expire on or about August 29, 2010.

BROVANA Patent Infringement Claim

        In April 2007, we were served with a Complaint filed in the United States District Court for the Southern District of New York, C.A. No. 1:07-cv-2353, by Dey, L.P. and Dey, Inc., referred to collectively as Dey, alleging that manufacture and sale of BROVANA infringes or will induce infringement of a single United States patent for which Dey owns all rights, title and interest. In April 2007, we filed an Answer and Counterclaims to this Complaint seeking to invalidate the originally asserted patent and a second related patent. In May 2007, Dey filed a reply asserting infringement of the second patent. Under the current trial scheduling order, trial will begin no earlier than January 12, 2009. It is too early to make a reasonable assessment as to the likely outcome or impact of this litigation. We are unable to reasonably estimate any possible range of loss or liability related to this lawsuit due to its uncertain resolution.

        In March 2008, United States Patent 7,348,362, or '362 patent, entitled "Bronchodilation b-agonist compositions and Methods" issued and Dey, L.P. is the assignee of the patent. In May 2008, we filed a Motion to Amend our Answer and Counterclaims to seek declaratory judgment that the '362 patent is invalid and unenforceable and to add Mylan Inc. as a party. Dey has opposed this motion and we await a decision from the court.

XOPENEX Inhalation Solution LCA Matter

        In March 2006, the parties responsible for administrating the Medicare Part B prescription drug benefit for respiratory products on behalf of CMS, which we refer to collectively as the Medicare Administration Subcontractors, announced their intention to implement a Least Costly Alternative, or LCA, reimbursement action for XOPENEX Inhalation Solution. If implemented, the LCA would reduce the Medicare Part B reimbursement paid for XOPENEX Inhalation Solution to the level of generic racemic albuterol. As a result, we would be unable to discount XOPENEX Inhalation Solution in the Medicare market, and we do not believe that providers would continue to dispense XOPENEX Inhalation Solution to Medicare Part B beneficiaries at this payment rate.

        The LCA announced in March 2006 was subsequently stayed by the Medicare Administration Subcontractors pending a National Coverage Analysis by CMS. CMS ultimately deferred to the Medicare Administration Subcontractors the determination as to the criteria for when XOPENEX Inhalation Solution would be appropriate for use by the Medicare population. On April 10, 2008, the Medicare Administration Subcontractors announced their intention to implement the previously announced LCA, effective July 1, 2008.

        In June 2008, a preliminary injunction motion seeking to block the implementation of the LCA policy in advance of its July 1, 2008 effective date was filed in the District Court for the District of Columbia against certain of the Medicare Administration Subcontractors, among others, by four Medicare beneficiaries utilizing XOPENEX Inhalation Solution. These Medicare beneficiaries, who rely on XOPENEX Inhalation Solution to treat their medical conditions, stated in the motion that they would be denied access to this drug if the LCA was implemented and as a result would suffer irreparable injury. Shortly following the filing of the motion, the Medicare Administration Subcontractors announced they would suspend the LCA and not reinstate it at any time prior to December 31, 2008. The Medicare Administration Subcontractors further agreed that they would provide a public notice and comment period, which is typically 90 days, should they decide to reinstate the LCA. As a result of the LCA suspension, the court denied the Medicare beneficiaries' preliminary injunction motion. CMS filed a motion to dismiss the Medicare beneficiary lawsuit on the grounds that the case is moot as no LCA is in effect or pending. If the court denies this motion the permanent injunction case will proceed and be heard on its merits. Otherwise, the beneficiaries will not have a cause of action unless and until the LCA is reinstated by CMS.

        Both Sepracor and the Medicare beneficiaries believe that the LCA action by the Medicare Administration Subcontractors is outside the scope of their authority and is contrary to the express intent of Congress which has been enumerated in statutes, such as the MMA, and establishes the method that CMS and the Medicare Administration Subcontractors must use to determine the payment rate for Medicare Part B inhalation drugs such as XOPENEX Inhalation Solution that are administered through durable medical equipment. Although we are not a named party to the litigation, our interest in the outcome is aligned with that of the Medicare beneficiaries. Accordingly, we have, and if the case proceeds, plan to continue to provide funding in support of the litigation and assistance to legal counsel for the Medicare beneficiaries.

Class Action Litigation Settlement

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

Other Legal Proceedings

        We have been named as a defendant in a lawsuit filed in the United States District Court for the Middle District of Florida (Sharp, et al., filed July 17, 2008) claiming that our pharmaceutical sales representatives should have been categorized as "non-exempt" rather than "exempt" employees, and claiming that we owe damages, overtime wages, interest, costs and attorneys' fees for up to the four-year period preceding the filing of the action. Other companies in the pharmaceutical industry face substantially similar lawsuits. Based upon the facts as presently known, we do not believe that it is likely that the collective action will result in liability which would be material to our financial position. We believe this lawsuit is without merit and are prepared to defend against it vigorously.

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

Almost all of our revenues are derived from sales of LUNESTA and XOPENEX Inhalation Solution, and our future success depends on the continued commercial success of these products as well as our other products.

        Approximately 86% of our total revenues for the six months ended June 30, 2008 and approximately 89% of our total revenues for the year ended December 31, 2007 resulted from sales of LUNESTA and XOPENEX Inhalation Solution, and we expect that sales from these two products will continue to represent a significant majority of our revenues for the coming year. However, unit sales for both LUNESTA and XOPENEX have decreased during the first half of 2008 and may continue to decrease. As a result of the introduction of zolpidem tartrate, the generic equivalent to AMBIEN, and other competitive products being marketed or developed by others, LUNESTA's market share and unit sales may continue to decrease. In addition to the decrease in XOPENEX Inhalation Solution unit sales, revenues from the sale of XOPENEX Inhalation Solution have been, and we expect will continue to be, adversely affected on a comparable basis as a result of changes in the Medicare Part B reimbursement rate. Moreover, the growth of the overall non-generic pharmaceutical market, which includes branded drugs such as LUNESTA and XOPENEX Inhalation Solution, has been declining, and may continue to decline, as a result of economic conditions and managed care trends. If sales of LUNESTA do not increase and if sales of XOPENEX Inhalation Solution in other markets do not offset the reduction in revenues resulting from the changes in Medicare Part B reimbursement for the product, we may not have sufficient revenues to achieve our business plan or repay our outstanding debt, and our business will not be successful.

        We do not have long-term sales contracts with our customers, and we rely primarily on purchase orders for sales of LUNESTA, XOPENEX Inhalation Solution and our other marketed products. Reductions, delays or cancellations of orders for LUNESTA, XOPENEX Inhalation Solution or our other marketed products could adversely affect our operating results. Any other adverse developments with respect to the sale of LUNESTA or XOPENEX Inhalation Solution could significantly reduce revenues and have a material adverse effect on our ability to maintain profitability and achieve our business plan.

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

  •
  private insurers, such as managed care organizations, or MCOs, adopting their own coverage restrictions or demanding price concessions in response to state, Federal or administrative action;

  •
  any changes in government and other third party payor reimbursement policies and practices; and

  •
  regulatory developments or other factors affecting the manufacture, marketing or use of these products.

        In addition, a number of the patents we own and/or license to third parties and for which we receive sales revenue or royalties are the subject of patent invalidation or revocation claims by companies seeking to introduce generic equivalents of the products covered by such patents. We can provide no assurance concerning the outcome or the duration of any patent related lawsuits. If we, or third parties from whom we receive royalties, are not successful in enforcing our respective patents, the companies seeking to market generic versions will not be excluded from marketing their generic versions of these products. Introduction of generic copies of any of these products before the expiration of our patents or the patents of our licensees could have a material adverse effect on our business.

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

        We estimate that as much as 20% of our XOPENEX Inhalation Solution units sold are subject to reimbursement under Medicare Part B. We have been actively contracting with home health care and retail pharmacy providers in an effort to ensure the continued availability of XOPENEX Inhalation Solution to Medicare Part B beneficiaries with reversible obstructive airway disease. If the contracting strategy for XOPENEX Inhalation Solution is not successful in maintaining as much of the current unit sales levels for the product in Medicare as commercially possible, if the blended Medicare Part B reimbursement rate for XOPENEX Inhalation Solution and generic albuterol falls to an amount where it is no longer financially feasible to market XOPENEX Inhalation Solution to Medicare Part B participants and/or if the parties responsible for administrating the Medicare Part B prescription drug benefit for respiratory products on behalf of CMS, which we refer to collectively as the Medicare Administration Subcontractors, impose restrictive coverage policies on, or take action intended to further reduce the payment level for XOPENEX Inhalation Solution, revenue from sales of XOPENEX Inhalation Solution will be adversely affected and our financial condition and results from operations will be impaired.

        In March 2006, the Medicare Administration Subcontractors announced their intention to implement an LCA reimbursement action for XOPENEX Inhalation Solution. If implemented, the LCA would reduce the Medicare Part B reimbursement paid for XOPENEX Inhalation Solution to the level of generic racemic albuterol. As a result, we would be unable to discount XOPENEX Inhalation Solution in the Medicare market, and we do not believe that providers will continue to dispense XOPENEX Inhalation Solution to Medicare Part B beneficiaries at this payment rate.

        The LCA announced in March 2006 was subsequently stayed by the Medicare Administration Subcontractors pending a National Coverage Analysis by CMS. CMS ultimately deferred to the Medicare Administration Subcontractors the determination as to the criteria for when XOPENEX Inhalation Solution would be appropriate for use by the Medicare population. On April 10, 2008, the Medicare Administration Subcontractors announced their intention to implement the previously announced LCA, effective July 1, 2008.

        In June 2008, a preliminary injunction motion seeking to block the implementation of the LCA policy in advance of its July 1, 2008 effective date was filed in the District Court for the District of Columbia against certain of the Medicare Administration Subcontractors, among others, by four Medicare beneficiaries utilizing XOPENEX Inhalation Solution. These Medicare beneficiaries, who rely on XOPENEX Inhalation Solution to treat their medical conditions, stated in the motion that they would be denied access to this drug if the LCA was implemented and as a result would suffer irreparable injury. Shortly following the filing of the motion, the Medicare Administration Subcontractors announced they would suspend the LCA and not reinstate it at any time prior to December 31, 2008. The Medicare Administration Subcontractors further agreed that they would provide a public notice and comment period, which is typically 90 days, should they decide to reinstate the LCA. As a result of the LCA suspension, the court denied the Medicare beneficiaries' preliminary injunction motion. CMS filed a motion to dismiss the Medicare beneficiary lawsuit on the grounds that the case is moot as no LCA is in effect or pending. If the court denies this motion the permanent injunction case will proceed and be heard on its merits. Otherwise, the beneficiaries will not have a cause of action unless and until the LCA is reinstated by CMS.

        Both Sepracor and the Medicare beneficiaries believe that the LCA action by the Medicare Administration Subcontractors is outside the scope of their authority and is contrary to the express intent of Congress which has been enumerated in statutes, such as the MMA, and establishes the method that CMS and the Medicare Administration Subcontractors must use to determine the payment rate for Medicare Part B inhalation drugs such as XOPENEX Inhalation Solution that are administered through durable medical equipment. Although we are not a named party to the litigation, our interest in the outcome is aligned with that of the Medicare beneficiaries. Accordingly, we plan to provide funding in support of the litigation and assistance to legal counsel for the Medicare beneficiaries.

We have significant debt and we may not be able to make principal payments when due.

        As of June 30, 2008, our total debt was approximately $720.8 million. None of our 0% Series A notes due December 2008, our 0% Series B notes due December 2010 nor our 0% notes due October 2024 restricts us or our subsidiaries' ability to incur additional indebtedness, including debt that ranks senior to the notes. The 0% notes due 2024 are senior to the Series A notes due 2008 and Series B notes due 2010. Additional indebtedness that we incur may in certain circumstances rank senior to or on parity with this debt. Our ability to satisfy our obligations will depend upon our future performance, which is subject to many factors, including factors beyond our control. The conversion prices for the 0% Series A notes due 2008 and 0% Series B notes due 2010 are $31.89 and $29.84, respectively. In December 2008, $72.8 million will be due on our 0% Series A notes. On July 31, 2008, the closing sale price of our common stock was $17.48. If the market price for our common stock does not exceed the conversion price, the holders of our outstanding convertible debt may decide not to convert their securities into common stock. For example, the holders of our 5% debentures did not convert such debentures into common stock, and on February 15, 2007, the maturity date for the 5% debentures, we repaid in cash the entire principal amount of $440.0 million, plus $11.0 million of accrued interest. Our 0% notes due 2024 are convertible into cash and, if applicable, shares of our common stock at a conversion price of approximately $67.20, at the option of the holders in October 2009, 2014, 2019 and 2024, as well as under certain circumstances. We may not be able to make the required cash payments upon maturity of 0% Series B notes due 2010 or upon conversion of the 0% notes due 2024.

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

        As of June 30, 2008, we had approximately $220.8 million of outstanding debt that could be converted into common stock and $500.0 million that could be converted into cash. In order to reduce future payments due at maturity, we may, from time to time, depending on market conditions, repurchase additional outstanding convertible debt for cash; exchange debt for shares of our common stock, warrants, preferred stock, debt or other consideration; or a combination of any of the foregoing. The amounts involved in any such transactions, individually or in the aggregate, could be material. If we exchange shares of our capital stock, or securities convertible into or exercisable for our capital stock, for outstanding convertible debt or use proceeds from the issuance of convertible debt to fund redemption of outstanding convertible debt with a higher conversion ratio, the number of shares that we might issue as a result of such exchanges would significantly exceed the number of shares originally issuable upon conversion of such debt and, accordingly, such exchanges would result in material dilution to holders of our common stock. Repurchase of the notes could also adversely affect the trading market for such notes if the public float in such notes is materially reduced. We cannot provide assurance that we will repurchase or exchange any additional outstanding convertible debt.

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

  •
  whether our debt, particularly our debt due in 2008 and 2010, will be paid in cash rather than converted into common stock pursuant to the terms of such debt;

  •
  whether holders of our 0% notes due 2024 elect to require us to convert their notes into cash in October 2009;

  •
  our capital requirements; and

  •
  selling, marketing and manufacturing expenses in connection with commercialization of products.

Our long-term investments include auction-rate securities that may not be accessible within the next 12 months and may experience a decline in value, which may adversely affect our liquidity and income.

        At June 30, 2008, $78.2 million of our investment portfolio was invested in AAA rated investments in auction-rate securities. Auction-rate securities are long-term variable rate bonds tied to short-term interest rates. After the initial issuance of the securities, the interest rate on the securities is reset periodically, at intervals established at the time of issuance (primarily every 28 days), based on market demand for a reset period. Auction-rate securities are bought and sold in the marketplace through a competitive bidding process often referred to as an auction. If there is insufficient interest in the securities at the time of an auction, the auction may not be completed and the rates may be reset to predetermined "penalty" or "maximum" rates.

        Substantially all of our auction-rate securities are backed by pools of student loans guaranteed by FFELP, and we continue to believe that the credit quality of these securities is high based on this guarantee and other collateral. Auctions for these securities began failing in the first quarter of 2008 and continued to fail throughout the second quarter, which we believe is a result of the recent uncertainties in the credit markets. Consequently, the investments are not currently liquid, and we will not be able to access these funds until a future auction of these investments is successful, a buyer is found outside of the auction process, the security is called or the underlying securities have matured. At the time of our initial investment and through the date of this report, all of our auction-rate securities remain AAA rated. We believe we have the ability to hold these investments until the lack of liquidity in these markets is resolved. As a result, we continue to classify the entire balance of auction-rate securities as non-current available-for-sale investments at fair value on our unaudited condensed consolidated balance sheet.

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

        At June 30, 2008, because of the temporary declines in fair value for the auction-rate securities, which we attribute to liquidity matters rather than credit issues as discussed above, we have classified our auction-rate securities at Level 3, as defined under SFAS 157 framework and described in Note 13, Fair Value Measurements, of our condensed consolidated financial statements included in this quarterly report on Form 10-Q, with a fair value of $78.2 million. The fair value of these auction-rate securities are estimated utilizing a trinomial discounted cash flow analysis, which was compared, when possible, to other observable market data or inputs with similar characteristics. The assumptions used in preparing the discounted cash flow analysis include estimates for the maximum interest rate, the probability of passing, failing or default at each auction, the severity of default and the discount rate. Based on this assessment of fair value, as of June 30, 2008, we determined there was a decline in fair value of our auction-rate securities investments of $4.0 million, which we deem temporary. If current market conditions deteriorate further, we may be required to record additional unrealized losses in other comprehensive income. If the credit ratings of the security issuers deteriorate, the anticipated recovery in market values does not occur, or we need funds from the auction-rate securities to meet working capital needs, we may be required to adjust the carrying value of these investments through impairment charges recorded to earnings, as appropriate, which could be material.

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

  •
  changes in third party reimbursement policies;

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

  LUNESTA

        For insomnia treatments, LUNESTA faces intense competition from established branded and generic products in several drug classes including benzodiazepines, non-benzodiazepines, melatonin agonists, select antidepressants, and others. We estimate that our existing LUNESTA prescriptions account for less than 10% of the total, annual prescriptions currently being written in the United States for insomnia pharmaceutical therapies. Furthermore, LUNESTA faces substantial competition from non-prescription, over-the-counter and dietary supplement insomnia product options. During the first half of 2008, partially as a result of increasing competition, LUNESTA unit sales and market share have been decreasing. We expect that LUNESTA will face increasing competition from a generic version of AMBIEN, which was introduced in April 2007, a generic version of AMBIEN CR® (zolpidem tartrate extended release), which could be introduced as early as March 2009, and therapies in clinical development and under FDA review for the treatment of insomnia. We may also face additional competition in the event of commercial introduction of a generic version of LUNESTA. To continue to be successful with LUNESTA, we must continue to demonstrate that LUNESTA's safety and efficacy features are superior to those of competing branded and generic products, some of which may be less expensive than LUNESTA.

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

        Both monotherapy and combination therapy beta-agonist treatments compete directly with our XOPENEX products for the treatment of asthma and COPD. Albuterol, a short-acting beta-agonist, has been available generically for many years. Products containing albuterol as an active ingredient are well established and sell at prices substantially lower than XOPENEX Inhalation Solution and XOPENEX HFA. XOPENEX HFA also faces direct competition from chlorofluorocarbon, or CFC, containing albuterol MDIs and branded HFA albuterol MDIs. With the phase-out of CFC albuterol MDI products required by the end of December 2008, we expect that competition from branded HFA MDIs will increase substantially. Furthermore, as a consequence of the ongoing commercialization of BROVANA, prescription levels for XOPENEX Inhalation Solution may be adversely affected to the extent that a significant number of physicians prescribe BROVANA, which could reduce the need for concomitant XOPENEX products. We may also face additional competition in the event of the commercial introduction of generic versions of our XOPENEX products.

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

        For all of our products, we need to demonstrate to physicians, patients, and third party payors that the cost of our product is reasonable and appropriate in light of its safety, efficacy, and health care benefits, each as compared to other competing products. The growth of the overall market for branded pharmaceutical products, such as ours, has been decreasing, and we expect it will continue to decrease, due to increased generic competition, economic conditions and managed care trends. In addition, if competitors introduce new products or develop new processes or new information about existing products, then our products, even those protected by patents, may be replaced in the marketplace or we may be required to lower our prices.

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

We may not be able to meet the unique operational, legal and financial challenges that we will encounter in our international operations, which may limit the growth of our business.

        Our success will depend in part on our ability to obtain approval for and market and sell our products in foreign markets. We undertake these activities both on our own and in conjunction with strategic partners. Expanding sales of our products and operations internationally could impose substantial burdens on our resources, divert management's attention from domestic operations and otherwise adversely affect our business. Furthermore, international operations are subject to several inherent risks including:

  •
  failure of local laws to provide adequate protection against infringement of our intellectual property;

  •
  protectionist laws and business practices that favor local competitors, which could slow or prohibit our growth in international markets;

  •
  difficulties in terminating or modifying business arrangements because of restrictions in markets outside the United States;

  •
  delays in regulatory approval of our products outside of the United States;

  •
  manufacturing, import, export or other similar inspection or regulatory requirements imposed by non-U.S. authorities;

  •
  our ability to avoid the re-importation of our products into the United States at prices that are lower than those maintained by us in the United States;

  •
  currency conversion issues arising from sales denominated in currencies other than the United States dollar;

  •
  foreign currency exchange rate fluctuations;

  •
  longer accounts receivable payment cycles and difficulties in collecting accounts receivable; and

  •
  Governmental activities related to pricing for products outside of the United States

        If we are unable to meet and overcome these challenges, our international operations may not be successful, which would limit the growth of our business and could adversely impact our results of operations.

If we, our collaboration partners or our third party manufacturers do not comply with current GMP regulations, then the FDA could refuse to approve marketing applications or force us to recall or withdraw our marketed products.

        The FDA and other regulatory authorities require that our products be manufactured according to their GMP regulations. The failure by us, our collaborative partners or our third party manufacturers to comply with current GMP regulations could lead to delay in our development programs or refusal by the FDA or other regulatory authorities to approve marketing applications. Following marketing approval of a product, failure in either respect could also impede commercial introduction or ongoing distribution of the product and/or be the basis for action by the FDA or other regulatory authorities to withdraw approvals previously granted, to recall products and for other regulatory action.

We could be exposed to significant liability claims that could prevent or interfere with our product commercialization efforts.

        We may be subject to product liability claims that arise through clinical testing, manufacturing, marketing, sale and use of pharmaceutical products. Product liability claims could distract our management and key personnel from our core business, require us to spend significant time and money in litigation or to pay significant damages, which could prevent or interfere with our product commercialization efforts and could adversely affect our business. Claims of this nature could also subject us to product recalls or adversely affect our reputation, which could damage our position in the market. Although we maintain product liability insurance coverage for our clinical trials and products we commercialize, it is possible that we will not be able to obtain further product liability insurance on acceptable terms, if at all, and that our insurance coverage may not provide adequate coverage against all potential claims.

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

        We have entered into wholesaler fee-for-service agreements, or FFSAs, with our three largest customers and two smaller customers. Under the FFSAs, we pay the wholesalers a fee to maintain certain minimum inventory levels. We believe it is beneficial to enter into FFSAs to establish specified levels of product inventory to be maintained by our wholesalers and to obtain more precise information as to the level of our product inventory available throughout the product distribution channel. We record the cost associated with the FFSAs as revenue deductions. We cannot be certain that the FFSAs will be effective in limiting speculative purchasing activity, that there will not be a future drawdown of inventory as a result of minimum inventory requirements, or otherwise, or that the inventory level data provided through our FFSAs are accurate. If speculative purchasing does occur, if our wholesalers significantly decrease their inventory levels, or if inventory level data provided through FFSAs is inaccurate, our business, financial condition, cash flows and results of operations may also be adversely affected.

Risks Related to the Regulatory Environment

If our products do not receive government approval, we will not be able to commercialize them.

        The FDA and similar foreign agencies must approve for commercialization in the relevant jurisdiction any pharmaceutical products developed by us or our development partners. These agencies impose substantial requirements on drug manufacturing and marketing. Any unanticipated preclinical and clinical studies we or our collaboration development partners are required to undertake, could result in a significant increase in the cost of advancing our products to commercialization. In addition, failure by us or our collaborative development partners to obtain regulatory approval on a timely basis, or at all, or the attempt by us or our collaborative development partners to receive regulatory approval to achieve labeling objectives, could prevent or adversely affect the timing of commercial introduction of, or our ability to market and sell, our products.

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

        Even if the FDA or similar foreign agencies grant us regulatory approval of a product, the approval may take longer than we anticipate and may be subject to limitations on the indicated uses for which the product may be marketed or contain requirements for costly post-marketing follow up studies. Moreover, if we fail to comply with applicable regulatory requirements, we may be subject to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

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

Our sales depend on payment and reimbursement from third party payors, and a reduction in payment rate or reimbursement could result in decreased use or sales of our products.

        Sales of our products are dependent, in part, on the availability of reimbursement from third party payors such as Federal and state government agencies under programs such as Medicare and Medicaid, and private insurance plans. Third party payors continually attempt to contain or reduce the cost of health care by challenging the prices charged for medical products and services. We may not be able to sell our products profitably if reimbursement is unavailable or coverage is limited in scope or amount.

        There have been, there are, and we expect there will continue to be, state and Federal legislative and/or administrative proposals that could limit the amount that state or Federal governments will pay to reimburse the cost of pharmaceutical products. Legislative or administrative acts including, but not limited to, bundling multiple products into the same reimbursement code, imposing LCAs that reference the reimbursement for our products to that of lower priced alternative therapies, and changing the manner in which reimbursement is calculated for prescription drugs, can reduce reimbursement for our products and could adversely affect our business. In addition, private insurers, such as MCOs, may adopt their own coverage restrictions or demand price concessions in response to legislation or administrative action. Reduction in reimbursement for our products could have a material adverse effect on our results of operations. Also, the increasing emphasis on managed care in the United States may put increasing pressure on the price and usage of our products, which may adversely affect product sales. Further, when a new drug product is approved, governmental and/or private reimbursement for that product is uncertain, as is the amount for which that product will be reimbursed and the extent of coverage for the product. We cannot predict availability or amount of reimbursement for our approved products or product candidates and current reimbursement policies for marketed products may change at any time.

        The MMA established a prescription drug benefit beginning in 2006 for all Medicare beneficiaries. We do not know the extent to which our products will continue to be included in the Medicare prescription drug benefit, and we may be required to provide significant discounts or rebates to drug plans participating in the Medicare drug benefit. Moreover, Congress may enact legislation that permits the Federal government to directly negotiate price and demand discounts on pharmaceutical products that may implicitly create price controls on prescription drugs. In addition, MCOs, Health Maintenance Organizations, or HMOs, Preferred Provider Organizations, or PPOs, health care institutions and other government agencies continue to seek price discounts. MCOs, HMOs, PPOs and private health plans administer the Medicare drug benefit, leading to managed care and private health plans influencing prescription decisions for a larger segment of the population. In addition, certain states have proposed, and certain other states have adopted, various programs to control prices for their seniors' and low-income drug programs, including price or patient reimbursement constraints, restrictions on access to certain products, importation from other countries, such as Canada, and bulk purchasing of drugs.

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

        If our past, present or future operations are found to be in violation of any of the laws described above or other governmental regulations to which we or our customers are subject, we may be subject to the applicable penalty associated with the violation, including civil and criminal penalties, damages, fines, exclusion from Medicare and Medicaid programs and curtailment or restructuring of our operations. Similarly, if our customers are found non-compliant with applicable laws, they may be subject to sanctions, which could also have a negative impact on us. In addition, if we are required to obtain permits or licenses under these laws that we do not already possess, we may become subject to substantial additional regulation or incur significant expense. Any penalties, damages, fines, exclusion from Medicare and Medicaid programs or curtailment or restructuring of our operations would adversely affect our ability to operate our business and our financial results. The risk of our being found in violation of these laws is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts and their provisions are open to a variety of interpretations. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses, divert our management's attention from operating our business and damage our reputation.

        Federal and state government agencies also continue to promote efforts to reduce health care costs, including those associated with the Medicare and Medicaid programs. These efforts may include supplemental rebates and restrictions on the amounts that agencies will reimburse for the use of products. In addition, both the Federal and state governments have initiated investigations and lawsuits concerning the Medicaid price reporting practices of many pharmaceutical companies to ensure compliance with the Medicaid rebate program. For example, in April 2007, we were sued by the County of Orange, New York in the Southern District of New York, along with over 70 other pharmaceutical companies, for allegedly inflating published average wholesale prices allegedly resulting in the overpayments by the state of New York's Medicaid program. Although this case was dismissed in May 2008 without prejudice and this matter is now closed, we could face similar lawsuits in the future and be subject to damages and penalties if we are found liable.

The approval of sale of certain medications without a prescription may adversely affect our business.

        In May 2001, an advisory panel to the FDA recommended that the FDA allow certain popular allergy medications to be sold without a prescription. In November 2002 and November 2007, respectively, the FDA approved CLARITIN® and ZYRTEC®, both allergy medications, to be sold without a prescription. In the future, the FDA may allow the sale of additional allergy medications without a prescription. The sale of CLARITIN, ZYRTEC and/or, if allowed, the sale of other allergy medications without a prescription, may have a material adverse effect on our business because the market for prescription drugs, including CLARINEX and XYZAL/XUSAL for which we receive royalties on sales, has been and may continue to be, adversely affected.

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

        Our success depends in large part on our ability, and the ability of our collaboration partners, to obtain, maintain and successfully enforce patents, and protect trade secrets. Our ability to commercialize any drug successfully will largely depend upon our ability to obtain and maintain patents, including successful enforcement of those patents, of sufficient scope to prevent third parties from developing the same or substantially equivalent products. In the absence of patent and trade secret protection, competitors may adversely affect our business by independently developing and marketing the same or substantially equivalent products. It is also possible that we could incur substantial costs if we are required to initiate litigation against others to protect or enforce our intellectual property rights.

        We have filed patent applications covering composition of, methods of making, and/or methods of using, our products and product candidates. Our revenues under collaboration agreements with pharmaceutical companies depend in part on the existence and scope of issued patents. In addition, we may not be issued patents based on patent applications already filed or that we file in the future and if patents are issued, they may be insufficient in scope to cover the products licensed under these collaboration agreements. Generally, we do not receive royalty revenue from sales of products licensed under collaboration agreements in countries where we do not have a patent for such products. The issuance of a patent in one country does not ensure the issuance of a patent in any other country. Furthermore, the patent position of companies in the pharmaceutical industry generally involves complex legal and factual questions, and has been and remains the subject of much litigation. Legal standards relating to scope and validity of patent claims are evolving. Any patents we have obtained, or obtain in the future, may be challenged, invalidated or circumvented. Moreover, the United States Patent and Trademark Office may commence interference proceedings involving our patents or patent applications. Any challenge to, or invalidation or circumvention of, our patents or patent applications would be costly, would require significant time and attention of our management and could have a material adverse effect on our business. In addition, if we are not successful in obtaining patents of sufficient scope and enforcing our patents, we will not be able to prevent others from introducing generic versions of our products.

If we do not prevail against those parties seeking to market generic versions of our products, our business will be adversely affected and we may not have sufficient revenues to achieve our business plan or repay our outstanding debt.

        With respect to XOPENEX Inhalation Solution, Breath, Dey, L.P., Barr, Teva, Watson and Apotex have filed ANDAs including Paragraph IV certifications with the FDA seeking to market a generic version of levalbuterol hydrochloride inhalation solution before our patents expire. Patent infringement litigation remains outstanding against Dey, L.P., and Barr, but we have decided not to commence litigation against Watson and Teva as their respective Paragraph IV certifications are limited to a single patent that expires in 2021. Apotex's Paragraph IV certification is likewise limited to the patent that expires in 2021 and we are still evaluating whether to commence litigation in response.

        In April 2008, we entered into a settlement and license agreement with Breath to resolve our patent infringement litigation against Breath. The agreement permits Breath to sell its generic versions of these XOPENEX Inhalation Solution products (1.25 mg/3 mL, 0.63 mg/3 mL and 0.31 mg/3 mL) in the United States under terms of an exclusive 180 day license commencing on August 20, 2012 and a non-exclusive license thereafter. Upon launch, Breath would pay us a double-digit royalty on gross profits generated from the sales of generic versions of these XOPENEX Inhalation Solution products. Under the agreement, Breath agrees not to sell any of the products covered by our patents that are the subject of the license before the date on which the license commences. On May 1, 2008, the parties submitted to the court an agreed order of dismissal without prejudice, which the court approved. The litigation is now concluded.

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

        The filing of a lawsuit for patent infringement under the Hatch-Waxman Act results in an automatic 30-month stay of the FDA's authority to grant marketing approval to these companies. The 30-month stay against Breath's ANDA expired for our 1.25 mg/3 mL, 0.63 mg/3 mL and 0.31 mg/3 mL XOPENEX Inhalation Solution products on March 7, 2008. On April 9, 2008, the FDA granted final approval to Breath's ANDA for all three dosages. If the FDA determines that Breath has forfeited the 180 day semi-exclusivity period for those three dosages, other ANDA filers who have been granted final approval by the FDA could commence an "at risk" launch upon expiration of the 30-month stay. For those three dosages, the 30-month stay against Dey, L.P. expired on July 9, 2008 and the 30-month stay against Barr expires on or about November 30, 2009. If either of these parties were to commence selling a generic alternative to our XOPENEX Inhalation Solution product prior to the resolution of these ongoing legal proceedings, or there is a court determination that the products these companies wish to market do not infringe our patents, or that our patents are invalid or unenforceable, it would have a material adverse effect on our business, financial condition and/or results of operations. In addition, our previously issued guidance regarding our projected financial results may no longer be accurate and we would have to revise such guidance.

        Certain of Schering-Plough's CLARINEX products for which we receive sales royalties are currently the subject of patent infringement litigation. Since June 2007, the FDA has received ANDAs relating to various dosage forms of CLARINEX from ten different generic pharmaceutical companies. These ANDA submissions include Paragraph IV certifications alleging that our patents, which Schering-Plough (as exclusive licensee of such patents) listed in the Orange Book for these products, are invalid, unenforceable or not infringed by the submitter's proposed product. We and the University of Massachusetts, co-owners of certain patents listed in the Orange Book, filed civil actions against these parties for patent infringement in the United States District Court for the District of New Jersey. In April 2008, the trial judge consolidated these cases for all purposes including discovery and trial. The court has not set a trial date. We believe that all of these ANDAs are subject to a statutory stay of approval until at least December 21, 2009 based on previous litigation commenced by Schering-Plough against these parties in separate civil actions involving another patent.

        UCB S.A.'s XYZAL 5mg product, for which we receive royalties, is currently the subject of patent infringement litigation. The FDA has received ANDAs from four generic pharmaceutical companies that include Paragraph IV certifications alleging that one of our patents which UCB (as NDA holder and licensee of the patent) listed in the Orange Book for this product, is invalid and/or not infringed by the ANDA filer's product. UCB, on its own and on our behalf, commenced patent infringement litigation against all of these parties. We believe that these ANDAs are subject to a statutory stay of approval until at least on or about August 29, 2010.

        In addition, a number of our foreign patents that we have out-licensed to Schering-Plough, sanofi-aventis and the UCB entities in connection with the sale of CLARINEX, ALLEGRA and XYZAL/XUSAL, respectively, are subject to patent invalidity claims. If patent-based exclusivity is lost for one or more of these products in any foreign jurisdiction, our rights to receive royalty revenue with respect to such product in the relevant jurisdiction will terminate, which may have a material adverse effect on our business, financial condition and results of operations. Should the courts uphold our foreign patents, companies seeking to market generic versions of our drugs and the drugs of our licensees should be deterred from market entry until the expiration of the applicable patent(s).

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

        Our success depends in part on our ability to operate without infringing the proprietary rights of others, including patent and trademark rights. Third parties, typically pharmaceutical companies, may hold patents or patent applications covering compositions, methods of making and uses, covering the composition of matter for some of the drug candidates for which we have patents or patent applications. Third parties may also hold patents relating to drug delivery technology that may be necessary for development or commercialization of some of our drug candidates. In each of these cases, unless we have or obtain a license agreement, we generally may not commercialize the drug candidates until these third party patents expire or are declared invalid or unenforceable by the courts. Licenses may not be available to us on acceptable terms, if at all.

        Others may file suit against us alleging that our marketed products or product candidates infringe patents they hold. Even if resolved in our favor, any patent infringement litigation would be costly, would require significant time and attention of our management, could prevent us from commercializing our products for a period of time, could require us to pay significant damages and could have a material adverse effect on our business. If the matter is not resolved in our favor, we could be required to pay significant damages and/or be prevented from commercializing our product and our business could be materially adversely affected. In April 2007, we were served with a Complaint filed by Dey, alleging that the manufacture and sale of BROVANA infringes or will induce infringement of a single United States patent for which Dey owns all rights, title and interest. In April 2007, we filed an Answer and Counterclaims to this Complaint seeking to invalidate the originally asserted patent and a second related patent. In May 2007, Dey filed a reply asserting infringement of the second patent. Under the current trial scheduling order, trial will begin no earlier than January 12, 2009. It is too early to make a reasonable assessment as to the likely outcome or impact of this litigation. We are unable to reasonably estimate any possible range of loss or liability related to this lawsuit due to its uncertain resolution.

        In March 2008, United States Patent 7,348,362 entitled "Bronchodilation b-agonist compositions and Methods" issued and Dey, L.P. is the assignee of the patent. In May 2008, we filed a Motion to Amend our Answer and Counterclaims to seek declaratory judgment that the '362 patent is invalid and unenforceable and to add Mylan Inc. as a party. Dey has opposed this motion and we await a decision from the court.

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

Risks Related to Our Dependence on Third Parties

If any third party collaborator is not successful in development or commercialization of our products and product candidates, we may not realize the potential commercial benefits of the arrangement and our results of operations could be adversely affected.

        We have entered into a collaboration agreement with 3M for the manufacturing of XOPENEX HFA. Under this agreement, we license certain proprietary technology from 3M and it is responsible for manufacturing the MDI formulation of XOPENEX. We have also entered into agreements with Eisai and GSK for development and commercialization of our eszopiclone product, marketed as LUNESTA in the United States. Under the Eisai agreement, Eisai will be responsible for completing remaining clinical trials necessary for attaining marketing approval from the Japanese regulatory authorities and, contingent on regulatory approval, commercialization of the product in Japan. Under the GSK agreement, GSK is responsible for the development and commercialization of the product for all markets worldwide, excluding the United States, Canada, Mexico and Japan. In addition, we have entered into a license agreement with Bial for the development and commercialization in the United States and Canada of Bial's eslicarbazepine acetate anti-epileptic compound. Under this agreement, Bial is responsible for certain development activities and prosecuting all patents and patent applications it licensed to us. We have also recently entered into a distribution and development agreement with Nycomed for the development, commercialization and distribution in the United States, its territories and possessions of Nycomed's compound ciclesonide, and certain products incorporating such compound, including ALVESCO HFA Inhalation Aerosol and OMNARIS Nasal Spray. Under this agreement, Nycomed is responsible for prosecuting all patents and patent applications with respect to these products. Most recently, we entered into two license and development agreements with Arrow for the development and commercialization of Arrow's levalbuterol/ipratropium combination inhalation solution candidate and for the development and commercialization of a ciclesonide standalone product and a ciclesonide/arformoterol combination product utilizing Arrow's know-how and intellectual property rights related to stable sterile suspension formulations and other technology.

        If 3M, Eisai, GSK, Bial, Nycomed, Arrow or any future development or commercialization collaborator does not devote sufficient time and resources to its collaboration arrangement with us, breaches or terminates its agreement with us, fails to perform its obligations to us in a timely manner, is unsuccessful in its development and/or commercialization efforts, or is unsuccessful in obtaining, maintaining or enforcing patents, and/or protecting trade secrets we license to or from such collaborator, we may not realize the potential commercial benefits of the arrangement and our results of operations may be adversely affected. In addition, if regulatory approval or commercialization of any product candidate under development by or in collaboration with a partner is delayed or limited, we may not realize, or may be delayed in realizing, the potential commercial benefits of the arrangement.

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

We rely on third party manufacturers, and this reliance could adversely affect our ability to meet our customers' demands.

        We currently operate a manufacturing plant that we believe can meet our commercial requirements of the active pharmaceutical ingredient for XOPENEX Inhalation Solution, XOPENEX HFA and BROVANA, partially fulfill our commercial requirements of the active pharmaceutical ingredient for LUNESTA, and support production of our product candidates in amounts needed for our clinical trials. We do not, however, have the capability to manufacture at our manufacturing facility all of our requirements for the active ingredients of our currently approved products, and we have no facilities for manufacturing pharmaceutical dosage forms or finished drug products. Developing and obtaining this capability would be time consuming and expensive. Unless and until we develop this capability, we will rely substantially, and in some cases, entirely, on third party manufacturers. Catalent Pharma Solutions, LLC, or Catalent, formerly Cardinal Health, Inc., and Holopack International Corporation, or Holopack, are currently our only finished goods manufacturers of our XOPENEX Inhalation Solution, and Catalent is currently the sole finished goods manufacturer of BROVANA. Patheon Inc., or Patheon, is the sole manufacturer of LUNESTA, and 3M is the sole manufacturer and supplier of XOPENEX HFA. Certain components of XOPENEX HFA are available from only a single source. If Catalent, Holopack, Patheon, 3M, or any of our sole-source component suppliers experiences delays or difficulties in producing, packaging or delivering XOPENEX Inhalation Solution, XOPENEX HFA or its components, BROVANA or LUNESTA, as the case may be, we could be unable to meet our customers' demands for such products, which could lead to lost sales, customer dissatisfaction and damage to our reputation. Moreover, if we experience delays or difficulties meeting our supply obligations to GSK and Eisai as a result of our third party suppliers and manufacturers not meeting our demands, or for any other reason, we may not realize the potential commercial benefits of our supply and/or licensing arrangements with these parties and our results of operations may be adversely affected. If we are required to change manufacturers, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines, including FDA guidelines. The delays associated with the verification of a new manufacturer for XOPENEX Inhalation Solution, XOPENEX HFA or its

components, BROVANA or LUNESTA could adversely affect our ability to produce such products in a timely manner or within budget.

        Pursuant to our distribution, development and commercialization agreement with Nycomed, Nycomed will be responsible for exclusively manufacturing and supplying us with our requirements of ALVESCO HFA Inhalation Aerosol and OMNARIS Nasal Spray. Furthermore, in the event that we develop and commercialize any additional products containing the compound ciclesonide, including OMNARIS HFA, Nycomed, upon request, will be our exclusive supplier of such additional products. If Nycomed experiences delays or difficulties in producing, packaging or delivering ALVESCO HFA Inhalation Aerosol, OMNARIS Nasal Spray or other products containing the compound ciclesonide, we could be unable to meet our customers' demands for such products, which could lead to lost sales, customer dissatisfaction and damage to our reputation.

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

        We are currently commercializing five products and expect to launch a sixth product, ALVESCO HFA Inhalation Aerosol, in 2008. In addition, we recently acquired from Nycomed the development rights to one late-stage product candidate, OMNARIS HFA, and recently licensed two late-stage product candidates, eslicarbazepine acetate and a levalbuterol/ipratropium combination inhalation solution, from Bial and Arrow, respectively. However, all of our other product candidates are in the early stages of development. In order to increase the likelihood that we will be able to successfully develop and/or commercialize additional drugs, we intend to acquire and develop additional product candidates and/or approved products. The success of this growth strategy depends upon our ability to correctly establish criteria for such acquisitions and successfully identify, select and acquire product candidates and/or products that meet such criteria. We will be required to integrate any acquired product candidates, including the product candidates we recently licensed from Bial and Arrow and product candidates we are developing pursuant to our agreement with Nycomed, into our research and development operations and any acquired products, including ALVESCO HFA Inhalation Aerosol and OMNARIS Nasal Spray into our sales and marketing operations. Managing the development and/or commercialization of a new product involves numerous other financial and operational risks, including difficulties allocating resources between existing and acquired assets and attracting and retaining qualified employees to develop and/or sell the product.

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

We may undertake strategic acquisitions in the future and any difficulties from integrating acquired businesses, products and product candidates could adversely affect our stock price, business operations, financial condition or results from operations.

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

        In addition, we will likely experience significant charges to earnings in connection with our efforts, if any, to consummate acquisitions. These charges may include fees and expenses for investment bankers, attorneys, accountants and other advisers in connection with our efforts, and may be incurred whether or not an acquisition is consummated. Even if our efforts are successful, we may incur as part of a transaction substantial charges for closure costs associated with elimination of duplicate operations and facilities and acquired in-process research and development charges. In either case, the incurrence of these charges could adversely affect our results of operations for particular quarterly or annual periods.

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

ITEMS 2-3.    NONE

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Our annual meeting of stockholders was held on May 20, 2008. The following represents the results of the voting on proposals submitted to a vote of stockholders at the annual meeting:

  1.
  To elect each of Adrian Adams, Timothy J. Barberich and Timothy J. Rink to serve as a Class II director until the 2011 annual meeting and until his successor is duly elected and qualified.

	For	Withheld Authority
Adrian Adams	93,299,120	2,772,129
Timothy J. Barberich	76,057,651	20,013,598
Timothy J. Rink	76,125,556	19,945,693

        The terms of office of the following directors continued after the annual meeting:

    Digby W. Barrios
    Robert J. Cresci
    James F. Mrazek
    Lisa Ricciardi
    Alan A. Steigrod

  2.
  To approve an amendment to our 2000 Stock Incentive Plan increasing from 13,500,000 to 15,000,000 the number of shares reserved for issuance under the 2000 plan.

For	Against	Abstain	Broker Non-Votes
68,899,438	17,893,190	27,823	9,250,799
  3.
  To approve the adoption of our 2008 Director Stock Incentive Plan

For	Against	Abstain	Broker Non-Votes
80,058,709	6,721,460	40,281	9,250,799
  4.
  To approve an amendment to our 1998 Employee Stock Purchase Plan increasing from 1,400,000 to 1,900,000 the number of shares of our common stock reserved for issuance under the 1998 purchase plan.

For	Against	Abstain	Broker Non-Votes
85,486,965	1,290,147	43,338	9,250,799
  5.
  To ratify the selection of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the current fiscal year.

For	Against	Abstain
94,380,518	1,619,577	71,154

ITEM 5.    NONE

ITEM 6.    EXHIBITS

10.1†	Share Purchase Agreement dated April 30, 2008 between the Registrant, 1765800 Ontario Limited, Cobalt Pharmaceuticals Inc., Melville Holdings Limited, Oryx Pharmaceuticals, Inc. and Arrow Group A.p.S.
10.2†	License and Development Agreement dated April 30, 2008 between the Registrant and Arrow International Limited for Levalbuterol/ipratropium Product.
10.3†	License and Development Agreement dated April 30, 2008 between the Registrant and Arrow International Limited for ciclesonide products.
10.4†	Settlement and License Agreement dated April 30, 2008 between the Registrant and Breath Limited.
10.5†	Supply Agreement dated April 30, 2008 between the Registrant and Breath Limited.
10.6	Severance and Consulting Agreement by and between the Registrant and David Southwell dated May 14, 2008.
10.7	Employment Agreement by and between the Registrant and Robert F. Scumaci dated May 14, 2008.
10.8	Employment Agreement by and between the Registrant and Mark H. N. Corrigan dated May 14, 2008.
10.9	2000 Stock Incentive Plan, as amended.
10.10	2008 Director Stock Incentive Plan.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†
Confidential treatment has been requested as to certain portions, which portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEPRACOR INC.
Date: August 8, 2008	By:	/s/ ADRIAN ADAMS Adrian Adams President and Chief Executive Officer (Principal Executive Officer)
Date: August 8, 2008	By:	/s/ ROBERT F. SCUMACI Robert F. Scumaci Executive Vice President and Chief Financial Officer (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description
10.1†	Share Purchase Agreement dated April 30, 2008 between the Registrant, 1765800 Ontario Limited, Cobalt Pharmaceuticals Inc., Melville Holdings Limited, Oryx Pharmaceuticals, Inc. and Arrow Group A.p.S.
10.2†	License and Development Agreement dated April 30, 2008 between the Registrant and Arrow International Limited for Levalbuterol/ipratropium Product.
10.3†	License and Development Agreement dated April 30, 2008 between the Registrant and Arrow International Limited for ciclesonide products.
10.4†	Settlement and License Agreement dated April 30, 2008 between the Registrant and Breath Limited.
10.5†	Supply Agreement dated April 30, 2008 between the Registrant and Breath Limited.
10.6	Severance and Consulting Agreement by and between the Registrant and David Southwell dated May 14, 2008.
10.7	Employment Agreement by and between the Registrant and Robert F. Scumaci dated May 14, 2008.
10.8	Employment Agreement by and between the Registrant and Mark H. N. Corrigan dated May 14, 2008.
10.9	2000 Stock Incentive Plan, as amended.
10.10	2008 Director Stock Incentive Plan.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†
Confidential treatment has been requested as to certain portions, which portions have been filed separately with the Securities and Exchange Commission.