Form 10-Q
period 2008-09-30
SEPRACOR INC /DE/
filed 2008-11-07
CIK 877357

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2008
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

        The number of shares outstanding of the registrant's class of Common Stock as of October 31, 2008 was 108,872,341 shares.

SEPRACOR INC.
INDEX

 PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

SEPRACOR INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

	September 30, 2008	December 31, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$554,763	$598,929
Short-term investments	133,678	292,659
Accounts receivable, net	203,839	159,644
Inventories	74,100	53,125
Deferred tax asset	99,248	—
Other current assets	38,680	26,948

Total current assets	1,104,308	1,131,305
Long-term investments	98,935	174,031
Property and equipment, net	107,890	87,308
Investment in affiliate	3,335	4,313
Deferred financing costs, net	4,017	7,071
Intangible assets, net	163,204	501
Goodwill	23,909	—
Deferred tax asset	379,477	—
Other assets	196	197

Total assets	$1,885,271	$1,404,726

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$26,832	$17,317
Accrued expenses	149,028	210,109
Current portion of capital lease obligation	1,137	1,162
Current portion of convertible subordinated debt	72,800	72,800
Deferred tax liabilities	1,766	—
Product sales allowances and reserves	263,204	245,839
Other current liabilities	155	6,887

Total current liabilities	514,922	554,114
Capital lease obligation	606	1,443
Convertible subordinated debt	616,720	648,020
Deferred tax liabilities	8,581	—
Other liabilities	121,868	24,736

Total liabilities	1,262,697	1,228,313

Stockholders' equity:
Preferred stock, $1.00 par value, 1,000 shares authorized; none outstanding at September 30, 2008 and December 31, 2007	—	—
Common stock, $.10 par value, 240,000 shares authorized at September 30, 2008 and December 31, 2007; 113,128 and 111,955 shares issued, 108,867 and 107,694 shares outstanding, at September 30, 2008 and December 31, 2007, respectively	11,312	11,195
Treasury stock, at cost (4,261 shares at September 30, 2008 and December 31, 2007)	(232,028)	(232,028)
Additional paid-in capital	1,892,831	1,858,775
Accumulated deficit	(1,045,006)	(1,471,716)
Accumulated other comprehensive (loss) income	(4,535)	10,187

Total stockholders' equity	622,574	176,413

Total liabilities and stockholders' equity	$1,885,271	$1,404,726

The accompanying notes are an integral part of the condensed consolidated financial statements.

SEPRACOR INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In Thousands, Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Revenues:
Product sales, net	$289,249	$271,837	$864,739	$853,726
Royalties and license fees	18,424	8,921	57,858	31,524

Total revenues	307,673	280,758	922,597	885,250

Costs and expenses:
Cost of product sold	34,987	26,226	91,623	82,719
Cost of royalties	590	194	1,659	849
Research and development	63,014	49,025	187,542	135,184
Research and development—in-process upon acquisition	—	—	89,995	—
Selling, marketing and distribution	176,635	154,648	511,270	538,282
General and administrative	27,349	20,442	79,309	58,546
Amortization of intangible assets	1,689	35	5,872	120
Litigation settlement, net	—	—	—	34,000
Restructuring	—	—	(566)	—

Total costs and expenses	304,264	250,570	966,704	849,700

Income (loss) from operations	3,409	30,188	(44,107)	35,550
Other income (expense):
Interest income	5,312	11,173	19,910	34,882
Gain on extinguishment of debt	2,260	—	2,260	—
Interest expense	(3,173)	(88)	(5,343)	(2,958)
Equity in investee losses	(293)	(37)	(768)	(441)
Other income (expense)	38	(621)	(9,394)	(907)

Income (loss) before income taxes	7,553	40,615	(37,442)	66,126
(Benefit from) provision for income taxes	(11,885)	907	(464,152)	2,792

Net income	$19,438	$39,708	$426,710	$63,334

Basic net income per common share	$0.18	$0.37	$3.97	$0.59

Diluted net income per common share	$0.17	$0.34	$3.70	$0.54

Shares used in computing basic and diluted net income per common share:
Basic	107,572	107,318	107,462	106,628
Diluted	115,455	116,033	115,389	116,508

The accompanying notes are an integral part of the condensed consolidated financial statements.

SEPRACOR INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	Nine Months Ended
	September 30, 2008	September 30, 2007
Cash flows from operating activities:
Net income	$426,710	$63,334
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,551	15,178
Research and development—in-process upon acquisition	89,995	—
Interest accretion on license fee liabilities	5,165	—
Gain on extinguishment of debt	(2,260)	—
Impairment on investments	9,106	—
Equity in investee losses	768	441
Stock compensation	29,547	27,926
Changes in deferred income taxes—release of valuation allowance	(463,884)	—
Loss on asset disposal	737	218
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(42,261)	20,617
Inventories	(17,035)	(11,119)
Other assets	(20,919)	(5,848)
Accounts payable	9,097	6,426
Accrued expenses	(62,271)	10,699
Product sales allowances and reserves	17,370	29,716
Other liabilities	165	24,729

Net cash provided by operating activities	5,581	182,317

Cash flows from investing activities:
Purchases of short- and long-term investments	(313,327)	(730,355)
Sales and maturities of short and long term investments	526,072	947,885
Additions to property and equipment	(34,493)	(19,739)
Payments for purchased intangibles	(151,000)	—
Business acquisition, net of cash acquired	(49,812)	—

Net cash (used in) provided by investing activities	(22,560)	197,791

Cash flows from financing activities:
Net proceeds from issuance of common stock	4,626	32,200
Repayments of long-term debt and capital leases	(29,704)	(440,877)

Net cash used in financing activities	(25,078)	(408,677)

Effect of exchange rate changes on cash and cash equivalents	(2,109)	399

Net decrease in cash and cash equivalents	(44,166)	(28,170)
Cash and cash equivalents at beginning of period	598,929	415,411

Cash and cash equivalents at end of period	$554,763	$387,241

Supplemental cash flow data:
Cash paid during the period for interest	$146	$11,148
Cash paid during the period for income taxes	$8,288	$3,976
Supplemental schedule of noncash investing and financing activities:
Fair value of assets acquired under acquisition and license and development agreement	$148,122	$—
Fair value of liabilities assumed under acquisition and license and development agreement	$(97,310)	$—
Net cash paid upon execution of acquisition and license and development agreement	$50,812	$—
Additions to capital leases	$—	$3,260

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Presentation

        The accompanying condensed consolidated interim financial statements are unaudited and have been prepared on a basis substantially consistent with the audited financial statements. Certain information and footnote disclosures normally included in our annual financial statements have been condensed or omitted. The condensed consolidated interim financial statements, in the opinion of our management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for the interim periods ended September 30, 2008 and 2007. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

2. Recent Accounting Pronouncements

        In October 2008, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position, or FSP, No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, or FSP 157-3, to clarify the application of the provisions of Statement of Financial Accounting Standards, or SFAS, No. 157, Fair Value Measurements, or SFAS 157, in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 was effective upon issuance and applies to our current financial statements. The application of the provisions of FSP 157-3 did not materially affect our results of operations or financial condition as of and for the three and nine months ended September 30, 2008.

        In June 2008, the Emerging Issues Task Force of the FASB, or EITF, issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities, or EITF 03-6-1, which states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share under the two-class method. This statement is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. We are currently evaluating the impact this standard will have on our consolidated financial statements.

        In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, or SFAS 162. SFAS 162 identifies the sources of accounting principles and the framework for

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

2. Recent Accounting Pronouncements (Continued)

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

        In May 2008, the FASB issued FSP No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), or FSP 14-1, which clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. FSP 14-1 requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer's nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized. FSP 14-1 requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our consolidated statement of operations. FSP 14-1 requires retrospective application to the terms of instruments as they existed for all periods presented. Accordingly, prior periods will be restated as if the new rule had been in effect in these prior periods. This statement is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008 and early adoption is not permitted. While cash payments for interest will not be affected, the adoption of FSP 14-1 could increase reported interest expense in a manner that reflects interest rates of similar non-convertible debt. We are evaluating the impact this standard will have on our consolidated financial statements but expect it to result in greater interest expense and therefore lower earnings per share.

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

        In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, or SFAS 141(R), which will require an acquiring company to measure all assets acquired and liabilities assumed, including contingent considerations and all contractual contingencies, at fair value as of the acquisition date. In addition, an acquiring company is required to capitalize in-process research and development,

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

2. Recent Accounting Pronouncements (Continued)

or IPR&D, and either amortize it over the life of the product, or write it off if the project is abandoned or impaired. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are evaluating the impact this standard will have on our consolidated financial statements.

        In November 2007, the EITF reached a final consensus on Issue No. 07-1, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property, or EITF 07-1. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. We do not expect the adoption of EITF 07-1 to have a material impact on our consolidated financial statements.

        In June 2007, the EITF, reached a final consensus on Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities, or EITF 07-3. EITF 07-3 requires nonrefundable advance payments for future research and development activities to be capitalized until the goods have been delivered or related services have been performed. EITF 07-3 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007 and interim periods within those fiscal years. The adoption of EITF 07-3 did not have a material impact on our consolidated financial statements.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115, or SFAS 159. SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. The objective of SFAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS 159, a company may elect to use fair value to measure eligible items at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This election is irrevocable. Eligible items include, but are not limited to, accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and firm commitments. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2007, with early adoption permitted. Currently, we have not expanded our eligible items subject to the fair value option under SFAS 159. Accordingly, adoption of this statement has had no impact on our financial results.

3. Acquisitions

        In June 2008, in order to establish a Canadian commercial presence, we acquired the outstanding capital stock of Oryx, a specialty pharmaceutical company that markets branded prescription pharmaceutical products to physician specialists and hospitals within Canada and is focused in the cardiovascular, central nervous system disorder, pain and infectious diseases therapeutic areas, for approximately $49.8 million, including $3.0 million of acquisition-related transaction costs. In addition, the selling shareholders are entitled to receive milestone payments of up to an aggregate of $20.0 million upon the accomplishment of various regulatory milestones. This acquisition was accounted for under the purchase method of accounting and the results of operations of Oryx have been included

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

3. Acquisitions (Continued)

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

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

4. Earnings Per Share (Continued)

        For the three and nine months ended September 30, 2008 and 2007, the following options to purchase shares of common stock were excluded from the computation of diluted EPS because they would have had an anti-dilutive effect:

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
	(in thousands, except price per share data)
Number of options	9,498	3,569	9,200	4,459
Price range per share	$18.06 to $87.50	$22.71 to $87.50	$18.06 to $87.50	$38.26 to $87.50

        We have issued 0% convertible subordinated notes due 2024, which were not convertible into equity as of September 30, 2008 or 2007, or at any time during the nine months ended September 30, 2008 or 2007. Once these notes become convertible into equity, shares of common stock will be reserved under the conversion formula for issuance upon conversion if and when our common stock price exceeds $67.20 per share on the NASDAQ Global Select Market. Prior to such occurrence, the notes are only convertible into cash.

5. Inventories

        Inventories consist of the following:

	September 30, 2008	December 31, 2007
	(in thousands)
Raw materials	$24,643	$26,811
Finished goods	49,457	26,314

Total	$74,100	$53,125

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

        In 2005 and 2006, under the terms of the collaboration agreement with ACADIA, we purchased a total of 1,890,422 shares of ACADIA's common stock for $16.1 million. These publicly traded securities, which are classified as available-for-sale, are accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. We adjust the carrying value of our available-for-sale securities to fair value and report the related temporary unrealized gains and losses as a separate component in other comprehensive income. Declines in the fair value of an available-for-sale security that are estimated to be "other-than-temporary" are recognized as other expense in the condensed consolidated statements of operations, thus establishing a new cost basis for such investments. We evaluate our investment securities portfolio on a quarterly basis to determine whether declines in the fair value of these securities are other-than-temporary. This quarterly evaluation consists of reviewing, among other things, the fair value of our investment securities compared to their carrying amount, the

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

6. Business Investments (Continued)

historical volatility of the price of each security and any market and company-specific factors related to each security.

        In the second quarter of 2008, based on a significant decline in the value of ACADIA's common stock, which we believe was the result of adverse clinical results announced in June 2008, we recorded an other-than-temporary impairment charge of $9.1 million related to this security. These amounts were recognized as other expense in the interim condensed consolidated statements of operations, thus establishing a new cost basis for the ACADIA investment. During the third quarter of 2008, we recorded an additional unrealized loss of approximately $1.9 million within stockholders equity. As of September 30, 2008, the fair market value of our investment in ACADIA was approximately $5.1 million, which is recorded in long-term investments on the accompanying condensed consolidated balance sheet.

7. Goodwill and Intangible Assets

        In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, or SFAS 142, goodwill is tested for impairment at least annually, or on an interim basis if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the reporting unit below its carrying value. We completed our annual impairment review as of September 30, 2008 and concluded that no impairment charge was required as of that date.

        The carrying value of goodwill was $23.9 million at September 30, 2008, which is attributed to the Oryx acquisition (See Note 3 "Acquisitions"). Currency translation adjustments of approximately $1.1 million were recorded for the three months ended September 30, 2008.

        Intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or SFAS 144. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to the estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. No impairment charges were required for the three or nine months ended September 30, 2008.

        In April 2008, we entered into a worldwide license and development agreement with Arrow International Limited, or Arrow, for the development, commercialization, marketing, sale and distribution of Arrow's levalbuterol/ipratropium combination inhalation solution product, which we refer to as the Levalbuterol/ipratropium Product, in current and all future formulations and delivery modes. We refer to this agreement as the Levalbuterol/ipratropium Product Agreement. The Levalbuterol/ipratropium Product is currently ready to enter Phase III clinical development. We paid Arrow $500,000 upon execution of this agreement and we are also required to pay Arrow an additional $70.0 million as further consideration under the agreement, provided Arrow is not in material breach of certain of its obligations under the agreement. Although these future payments are subject to Arrow's continued compliance with the agreement, they have been recorded because we believe it is probable that Arrow will be entitled to these future payments. Arrow will also receive single-digit royalties on our sales of the Levalbuterol/ipratropium Product, subject to Arrow's one-time option

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

7. Goodwill and Intangible Assets (Continued)

exercisable in the fourth quarter of 2009 to receive a lump sum discounted amount of $23.5 million in lieu of ongoing royalty payments.

        In April 2008, we also entered into a worldwide license and development agreement with Arrow, which we refer to as the Ciclesonide Agreement, for know-how and intellectual property rights related to stable sterile suspension formulations, for use in the development, commercialization, marketing, sale and distribution of an inhalation solution pharmaceutical product containing ciclesonide as its only active ingredient, or the Nebule Ciclesonide Product, and an inhalation solution pharmaceutical product containing both ciclesonide and arformoterol as its active ingredients, or the Ciclesonide/arformoterol Combination Product. The agreement also includes rights to Arrow's "U-Bend" packaging technology, which allows increased accuracy in dosing through a novel U-Bend ampule design. We paid Arrow $500,000 upon execution of this agreement, and we are also required to pay Arrow an additional $47.5 million as further consideration under the agreement, provided Arrow is not in material breach of certain of its obligations under the agreement. Although these future payments are subject to Arrow's continued compliance with the agreement, they have been recorded because we believe it is probable that Arrow will be entitled to these future payments. Arrow will also receive single-digit royalties on our sales of the Nebule Ciclesonide Product and Ciclesonide/arformoterol Combination Product, subject to Arrow's one-time options exercisable in the fourth quarter of 2009 to receive an aggregate lump sum discounted amount of up to $37.9 million in lieu of ongoing royalty payments.

        The total of $117.5 million of future payments due to Arrow, pursuant to the Levalbuterol/ipratropium Product Agreement ($70 million) and the Ciclesonide Agreement ($47.5 million), which we refer to collectively as the Future Payments to Arrow, were recorded at their present value of $78.0 million as other liabilities on our condensed consolidated balance sheet as of September 30, 2008. We impute interest expense associated with these liabilities using a 13% interest rate, which are amortized over the expected term of the payments and are recorded as interest expense in our condensed consolidated statements of operations.

        Of the $78.0 million of Future Payments to Arrow initially recorded, and the $1.0 million previously paid to Arrow pursuant to the two agreements, $50.8 million was assigned to IPR&D. IPR&D is defined by FASB Interpretation No. 4, Applicability of SFAS Statement No. 2 to Business Combinations Accounted for by the Purchase Method, or FIN 4, as being a development project that has been initiated and achieved material progress but: (i) has not yet reached technological feasibility or has not yet reached the appropriate regulatory approval; (ii) has no alternative future use; and (iii) the fair value is estimable with reasonable certainty. As required by FIN 4, the portion of the purchase price under the Levalbuterol/ipratropium Product Agreement and the Ciclesonide Agreement allocated to IPR&D was immediately charged to operations following the consummation of the transaction and is reflected in our condensed consolidated statement of operations.

        A project-by-project valuation using the guidance in SFAS No. 141, Business Combinations, or SFAS 141, has been conducted to determine the fair value of our research and development projects that were in-process, but not yet completed, as of the date we entered into the Levalbuterol/ipratropium Product Agreement and the Ciclesonide Agreement. The Levalbuterol/ipratropium Product candidate, an inhalation solution with the potential to treat chronic obstructive pulmonary disease, or COPD, was the only project in development under the Levalbuterol/ipratropium Product Agreement as of the valuation date. We have targeted commercial introduction of this product for 2011. The two projects in development pursuant to the Ciclesonide Agreement as of the valuation date were the

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

7. Goodwill and Intangible Assets (Continued)

(i) Nebule Ciclesonide Product candidate and (ii) Ciclesonide/arformoterol Combination Product candidate. The Nebule Ciclesonide Product candidate is an inhalation solution formulation of ciclesonide, which is an inhaled corticosteroid that is intended for the treatment of asthma symptoms, regardless of asthma severity. We have targeted commercial introduction of this product for 2013 or early 2014. The Ciclesonide/arformoterol Combination Product candidate will be comprised of a nebulized version of ciclesonide with arformoterol inhalation solution, which is a long-acting maintenance treatment of bronchoconstriction in patients suffering from COPD. The Ciclesonide/arformoterol Combination Product is targeted for commercial introduction in 2014. Successful development of our products is highly uncertain. Completion costs can be significant, vary for each product and are difficult to predict.

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

        During the first quarter of 2008, we entered into an agreement with Nycomed GmbH, or Nycomed, for the exclusive distribution, development and commercialization in the United States, its territories and possessions, of Nycomed's compound ciclesonide, and products incorporating such compound, including ALVESCO® HFA (ciclesonide) Inhalation Aerosol metered-dose inhaler, or MDI, for use in the treatment of asthma, OMNARIS™ (ciclesonide) Nasal Spray for use in the treatment of allergic rhinitis and three development projects for line extensions. Under the agreement, we paid Nycomed an upfront payment of $150.0 million in February 2008 and may be required to make subsequent payments of up to $280.0 million over the life of the agreement upon accomplishment of various development and sales milestones. The transaction was accounted for under the purchase method of accounting and the purchase price was allocated to identifiable intangible assets based on their estimated fair values.

        Of the $150.0 million of intangible assets related to the Nycomed transaction, $39.2 million was assigned to IPR&D. As required by FIN 4, the portion of the purchase price allocated to IPR&D was immediately charged to operations following the consummation of the transaction and is reflected in our condensed consolidated statement of operations.

        A project-by-project valuation using the guidance in SFAS No. 141 has been conducted to determine the fair value of Nycomed's research and development projects that were in-process, but not yet completed, as of the consummation of the Nycomed transaction. The three projects in development as of the valuation date were a hydrofluoroalkane, or HFA, MDI and two other respiratory-related candidates. We have targeted commercial introduction of the HFA MDI for 2012. One of the respiratory candidates is a combination therapy that is comprised of ciclesonide and a long-acting beta-agonist (we have selected arformoterol), which we have targeted for commercial introduction for 2014. The second respiratory candidate is an inhalation solution for which we have targeted commercial introduction at the end of 2013 or early 2014.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

7. Goodwill and Intangible Assets (Continued)

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

        Our intangible assets included in the condensed consolidated balance sheets are detailed as follows:

	September 30, 2008			December 31, 2007
	(in thousands)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amounts	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amounts
Oryx's intangible assets	$32,545	$(1,266)	$31,279	$—	$—	$—
Arrow's intangible assets	28,238	(784)	27,454	—	—	—
Nycomed's intangible assets	110,763	(6,694)	104,069	—	—	—
Patents and other intangible assets	2,259	(1,857)	402	2,259	(1,758)	501

Total intangible assets	$173,805	$(10,601)	$163,204	$2,259	$(1,758)	$501

        Oryx intangible assets are being amortized over 3-13 years; Arrow intangible assets are being amortized over 15 years; Nycomed intangible assets are being amortized over 8-15 years; and patents are being amortized over 10 years.

        The net carrying value of intangible assets decreased by approximately $1.2 million for the three months ended September 30, 2008 due to the effect of foreign currency translation.

8. Convertible Subordinated Debt

        Convertible subordinated debt consists of the following:

	September 30, 2008	December 31, 2007
	(in thousands)
0% Series A convertible senior subordinated notes due December 2008	$72,800	$72,800
0% Series B convertible senior subordinated notes due December 2010	148,020	148,020
0% convertible senior subordinated notes due October 2024	468,700	500,000

Total	$689,520	$720,820

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

8. Convertible Subordinated Debt (Continued)

        Our 0% notes due 2024 are convertible into cash and, if applicable, shares of our common stock under a conversion formula that becomes applicable if and when our common stock price exceeds $67.20 per share on the NASDAQ Global Select Market. Prior to our stock exceeding such price, the notes are convertible to cash at the option of the holders in October 2009, 2014, 2019 and 2024, as well as under certain circumstances.

        During the third quarter of 2008, we repurchased and retired $31.3 million principal amount of our 0% notes due 2024 on the open market at prices ranging from 92% to 93% of par. In connection with these transactions, we recorded a gain on the retirement of $2.5 million offset by non-cash charges of approximately $200,000 resulting from the write-off of debt issuance costs associated with the retired debt. The net gain of $2.3 million was recorded as a gain on extinguishment of debt on our condensed consolidated statements of operations.

9. Comprehensive Income

        Total comprehensive income consists of net income, net foreign currency translation adjustments and net unrealized (loss) gain on available-for-sale securities.

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
	(in thousands)
Comprehensive income:
Net income	$19,438	$39,708	$426,710	$63,334
Net foreign currency translation adjustments	(3,090)	1,294	(3,585)	3,138
Net unrealized (loss) gain on available-for-sale securities	(1,601)	2,491	(11,137)	11,357

Total comprehensive income	$14,747	$43,493	$411,988	$77,829

        The net unrealized loss on available-for-sale securities for the three months ended September 30, 2008 primarily reflect the market loss on our investment in ACADIA. As described in Note 6 "Business Investments" of these condensed consolidated interim financial statements, we reclassified the other-than-temporary impairment on our investment in ACADIA to other expense in the condensed consolidated statements of operations during the second quarter of 2008.

10. Legal Proceedings

Litigation Related to Generic Competition and Patent Infringement

        Patent litigation involves complex legal and factual questions. We can provide no assurance concerning the duration or outcome of any patent related lawsuits. If we, third parties from whom we receive royalties, or third parties from whom we have licensed products or received other rights to commercialize products, are not successful in enforcing our respective patents, the companies seeking to market generic versions of our marketed drugs and the drugs of our licensees will not be excluded, for the full term of the respective patents, from marketing their generic versions of our marketed products or third-party products for which we have licensed rights to our patents. Introduction of generic equivalents of any of our marketed products or third-party products for which we have licensed

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

10. Legal Proceedings (Continued)

rights to our patents before the expiration of our or our collaborators' patents would have a material adverse effect on our business, financial condition and results of operations.

  Levalbuterol Hydrochloride Inhalation Solution Abbreviated New Drug Applications

        In September 2005, we received notification that the United States Food and Drug Administration, or FDA, had received an Abbreviated New Drug Application, or ANDA, from Breath Limited, or Breath, seeking approval of a generic version of our 1.25 mg/3 mL, 0.63 mg/3 mL and 0.31 mg/3 mL XOPENEX brand levalbuterol HCl Inhalation Solution. Breath's submission includes a Paragraph IV certification alleging that our patents listed in the FDA publication entitled Approved Drug Products With Therapeutic Equivalence Evaluations, commonly referred to as the "Orange Book," for these three dosages of XOPENEX Inhalation Solution are invalid, unenforceable or not infringed by the generic version for which Breath sought approval. In October 2005, we filed a civil action against Breath for patent infringement in the United States District Court for the District of Massachusetts, No. CV:06-10043.

        In April 2008, we entered into a settlement and license agreement with Breath to resolve this litigation. The agreement permits Breath to sell its generic versions of these XOPENEX Inhalation Solution products in the United States under the terms of an exclusive 180-day license commencing on August 20, 2012 and a non-exclusive license thereafter. Upon launch, Breath will pay us a double-digit royalty on gross profits generated from the sales of generic versions of these XOPENEX Inhalation Solution products. Under the agreement, Breath agrees not to sell any of the products covered by our patents that are the subject of the license before the date on which the license commences. On May 1, 2008, the parties submitted to the court an agreed order of dismissal without prejudice, which the court approved. The litigation is now concluded.

        In April 2008, we also entered into a supply agreement with Breath whereby, effective August 20, 2012, we will exclusively supply levalbuterol products (1.25 mg/3 mL, 0.63 mg/3 mL and 0.31 mg/3 mL) to Breath, under our New Drug Application, or NDA, for a period of 180 days, which we refer to as the Initial Term, and on a non-exclusive basis for two and one-half years thereafter. In addition to the royalties described above, Breath will pay us on a cost plus margin basis for supply of these levalbuterol products. The supply agreement contains provisions regarding termination for cause and convenience, including either party's right to terminate the agreement at any time after the Initial Term upon nine months written notice. Both the exclusive license under the settlement and license agreement and the exclusive supply obligations under the supply agreement could become effective prior to August 20, 2012 if a third-party launches a generic version of these dosages of XOPENEX Inhalation Solution or if the parties otherwise mutually agree.

        In May 2008, we provided to the Federal Trade Commission and Department of Justice Antitrust Division the notifications of the settlement with Breath as required under Section 1112(a) of the Medicare Prescription Drug, Improvement and Modernization Act of 2003, or MMA. The settlement with Breath and the other agreements with Breath and its affiliates, including the supply agreement, the agreement for the acquisition of Oryx and license agreements with Arrow, may be reviewed by antitrust enforcement agencies, such as the Federal Trade Commission and Department of Justice Antitrust Division. There can be no assurances that governmental authorities will not seek to challenge the settlement with Breath or that a competitor, customer or other third-party will not initiate a private action under antitrust or other laws challenging the settlement with Breath. We may not prevail in any

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

10. Legal Proceedings (Continued)

such challenges or litigation and, in any event, may incur significant costs in the event of an investigation or in defending any action under antitrust laws.

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

        In May 2007, we received notification that the FDA had received an ANDA from Barr Laboratories, Inc., or Barr, seeking approval of a generic version of our 1.25 mg/3 mL, 0.63 mg/3 mL and 0.31 mg/3 mL XOPENEX Inhalation Solution. Barr's submission includes a Paragraph IV certification alleging that our patents listed in the Orange Book for these three dosages of XOPENEX Inhalation Solution are invalid, unenforceable or not infringed by the generic version for which Barr is seeking approval. In July 2007, we filed a civil action against Barr for patent infringement and the case is pending in the United States District Court for the District of Delaware.

        In March 2008, the trial judge consolidated the Dey L.P. and Barr cases for all purposes, including discovery and trial, and the consolidated case is pending as C.A. No. 06-113. The court held a Markman hearing on July 18, 2008, to address the parties' disputed issues of patent claim interpretation. The court has not yet issued its decision regarding the disputed issues of patent claim interpretation nor has it formally set a trial date.

        In June 2008, Dey L.P. filed a Complaint against us in the United States District Court for the District of Delaware, C.A. No. 08-372. The Complaint is a declaratory judgment action in which Dey L.P. seeks a declaration of non-infringement and invalidity of United States Patent 6,451,289 owned by us. Dey L.P. had previously sent us notice that its ANDA contained a Paragraph IV certification against the 6,451,289 patent, and we did not commence litigation in response. We filed a Motion to Dismiss for lack of subject matter jurisdiction in response to the Complaint and the court has not yet issued its decision.

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

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

10. Legal Proceedings (Continued)

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

        Although we could seek recovery of any damages sustained in connection with any activities conducted by a party that infringes a valid and enforceable claim in our patents, whether we are ultimately entitled to such damages would be determined by the court in connection with our ongoing legal proceedings with each party desiring to launch generic levalbuterol hydrochloride products. If any of these parties were to commence selling a generic alternative to our XOPENEX Inhalation Solution products prior to the resolution of these ongoing legal proceedings, or there is a court determination that the products these companies wish to market do not infringe our patents, or that our patents are invalid or unenforceable, it would have a material adverse effect on our business, financial condition and results of operations. In addition, our previously issued guidance regarding our projected financial results may no longer be accurate and we would have to revise such guidance.

  Desloratadine Abbreviated New Drug Applications

        Certain of Schering-Plough Corporation's, or Schering-Plough's, CLARINEX® (desloratadine) products for which we receive sales royalties are currently the subject of patent infringement litigation. Since June 2007, the FDA has received ANDAs relating to various dosage forms of CLARINEX from eleven different generic pharmaceutical companies. These ANDA submissions include Paragraph IV certifications alleging that our patents, which Schering-Plough (as exclusive licensee of such patents) listed in the Orange Book for these products, are invalid, unenforceable or not infringed by the submitter's proposed product. We and the University of Massachusetts, co-owners of certain patents listed in the Orange Book, filed civil actions against these parties for patent infringement in the United States District Court for the District of New Jersey. In April 2008, the trial judge consolidated these cases for all purposes including discovery and trial. The court has not set a trial date. We believe that all of these ANDAs are subject to a statutory stay of approval until at least December 21, 2009 based on previous litigation commenced by Schering-Plough against these parties in separate civil actions involving another patent.

        In March 2008, we entered into a consent agreement with Glenmark Pharmaceuticals, Inc., or Glenmark, one of the eleven generic pharmaceutical companies that filed a Paragraph IV certification against our patents, whereby Glenmark agreed not to pursue its case and to not market CLARINEX

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

10. Legal Proceedings (Continued)

5 mg tablets until the expiration of our patents listed by Schering-Plough in the Orange Book or until these patents are found invalid or unenforceable.

  Levocetirizine Abbreviated New Drug Applications

        Beginning in February 2008, we and UCB S.A., or UCB, received notices from Synthon Pharmaceuticals, Inc., or Synthon, Sun Pharmaceutical Industries Limited of Andheri (East), or Sun, Sandoz Inc., or Sandoz, and Pliva Hrvatska D.O.O. and Barr, or Pliva/Barr, that each has filed an ANDA seeking approval to market a generic version of XYZAL® 5 mg tablets, and that each ANDA contained a Paragraph IV certification alleging that United States Patent 5,698,558, owned by us and exclusively licensed to UCB, is invalid, unenforceable or not infringed. Beginning in April 2008, UCB filed in its name and on our behalf civil actions in the United States District Court for the Eastern District of North Carolina against Synthon, Sun, Sandoz, Pliva and Barr (Pliva's agent), an action against Synthon in the United States District Court for the District of Delaware, and actions against Sun and Pliva/Barr in the United States District Court for the District of New Jersey. The actions in Delaware and New Jersey have been voluntarily dismissed. We believe that all of these ANDAs are subject to a 30-month statutory stay of approval, the earliest of which, against Synthon, is scheduled to expire on or about August 29, 2010.

BROVANA Patent Infringement Claim

        In April 2007, we were served with a Complaint filed in the United States District Court for the Southern District of New York, C.A. No. 1:07-cv-2353, by Dey, L.P. and Dey, Inc., referred to collectively as Dey, alleging that the manufacture and sale of BROVANA® (arformoterol tartrate) Inhalation Solution infringes or will induce infringement of a single United States patent for which Dey owns all rights, title and interest. In April 2007, we filed an Answer and Counterclaims to this Complaint seeking to invalidate the originally asserted patent and a second related patent. In May 2007, Dey filed a reply asserting infringement of the second patent. Under the current trial scheduling order, the trial will begin no earlier than October 2, 2009. It is too early to make a reasonable assessment as to the likely outcome or impact of this litigation. We are unable to reasonably estimate any possible range of loss or liability related to this lawsuit due to its uncertain resolution.

        In March 2008, United States Patent 7,348,362, or the '362 patent, entitled "Bronchodilation b-agonist compositions and Methods" issued and Dey, L.P. is the assignee of the patent. In August 2008, the court granted our Motion to Amend our Answer and Counterclaims to seek declaratory judgment that the '362 patent is invalid and unenforceable and to add Mylan Inc. as a party.

XOPENEX Inhalation Solution Least Costly Alternative Matter

        In March 2006, the parties responsible for administrating the Medicare Part B prescription drug benefit for respiratory products on behalf of the Centers for Medicare and Medicaid Services, or CMS, which we refer to collectively as the Medicare Administration Subcontractors, announced their intention to implement a Least Costly Alternative, or LCA, reimbursement action for XOPENEX Inhalation Solution. If implemented, the LCA would reduce the Medicare Part B reimbursement paid for XOPENEX Inhalation Solution to the level of generic racemic albuterol.

        The LCA announcement in March 2006 was subsequently stayed by the Medicare Administration Subcontractors pending a National Coverage Analysis by CMS that we expected would determine the

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

10. Legal Proceedings (Continued)

criteria for when XOPENEX Inhalation Solution would be appropriate for use by the Medicare population. CMS ultimately did not establish any national coverage criteria for short-acting beta-agonists and instead deferred any such action to the Medicare Administration Subcontractors. On April 10, 2008, the Medicare Administration Subcontractors announced their intention to implement the previously announced LCA, effective July 1, 2008.

        In June 2008, a preliminary injunction motion seeking to block the implementation of the LCA policy in advance of its July 1, 2008 effective date was filed in the District Court for the District of Columbia against certain of the Medicare Administration Subcontractors, among others, by four Medicare beneficiaries utilizing XOPENEX Inhalation Solution. These Medicare beneficiaries stated in the motion that they would be denied access to this drug if the LCA was implemented and as a result would suffer irreparable injury. Shortly following the filing of the motion, the Medicare Administration Subcontractors announced they would suspend the LCA and not reinstate it at any time prior to December 31, 2008. CMS filed a motion to dismiss the Medicare beneficiary lawsuit on the grounds that the case is moot since, as given their decision to suspend the LCA, no LCA is in effect or pending that could cause irreparable injury to the beneficiaries.

        The reimbursement paid by CMS for XOPENEX Inhalation Solution has fallen significantly since July 1, 2007 as a result of the implementation of the blended Medicare Part B reimbursement rate for XOPENEX Inhalation Solution and generic racemic albuterol. Due to the decrease in the reimbursement rate, we have decided to no longer contract with home health care providers for XOPENEX Inhalation Solution beginning January 1, 2009. Accordingly, the Medicare beneficiaries have withdrawn the case as it is now moot and no further action is expected from the court.

Class Action Litigation Settlement

        Litigation settlement expense was $0 and $34.0 million for the nine months ended September 30, 2008 and 2007, respectively. In June 2007, we filed in the United States District Court for the District of Massachusetts, or the Court, a Stipulation of Settlement regarding two securities class action lawsuits, or class actions, then pending in the Court naming Sepracor and certain of our current and former officers and one director as defendants. The class actions, which were filed on behalf of certain purchasers of our equity and debt securities, or the plaintiffs, alleged that the defendants violated the Federal securities laws by making false and misleading statements relating to the testing, safety and likelihood of approval of tecastemizole by the FDA. Under the terms of the Stipulation of Settlement, in June 2007 we paid into escrow $52.5 million in settlement of the class actions and, in July 2007, received an $18.5 million reimbursement from our insurance carriers. We recorded the litigation settlement expense of $34.0 million, relating to this matter, during the quarter ended March 31, 2007. In September 2007, the Court granted final approval of the Stipulation of Settlement and entered a final judgment consistent with the Stipulation of Settlement. The settlement is now final and the total settlement amount has been released from escrow.

Other Legal Proceedings

        We have been named as the defendant in two separate lawsuits filed in the United States District Court for the Middle District of Florida (Sharp, et al., filed July 17, 2008) and the United States District Court for the District of Arizona (Greaves, et al., served September 9, 2008) claiming that our pharmaceutical sales representatives should have been categorized as "non-exempt" rather than

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

10. Legal Proceedings (Continued)

"exempt" employees under the Fair Labor Standards Act. Both lawsuits claim that we owe damages, overtime wages, interest, costs and attorneys' fees for periods preceding the filing of the respective actions. Other companies in the pharmaceutical industry face substantially similar lawsuits. Based upon the facts as presently known, we do not believe that it is likely that either collective action will result in a liability that would be material to our financial position. We believe these lawsuits are without merit and we are prepared to defend against them vigorously.

        From time to time we are party to other legal proceedings in the course of our business. We do not, however, expect such other legal proceedings to have a material adverse effect on our business, financial condition or results of operations.

11. Commitments and Contingencies

        See Note 7 "Goodwill and Intangible Assets" regarding commitments for future payments under the Arrow Levalbuterol/ipratoropium Product Agreement, Arrow Ciclesonide Agreement and Nycomed agreement.

        We have committed to make potential future milestone payments to third parties as part of licensing, distribution and development agreements. Payments under these agreements generally become due and payable only upon achievement of certain development, regulatory and/or commercial milestones. We may also be required to make additional payments to Nycomed, Bial—Portela & Ca, S.A., or Bial, and Oryx, of up to $280.0 million, $90.0 million and $20.0 million, respectively, if all remaining milestones under the agreements with these parties are met. Because the achievement of these milestones is neither probable nor reasonably estimable, such contingent amounts have not been recorded on our condensed consolidated balance sheets.

12. Income Taxes

        Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to tax benefit carryforwards and for differences between the financial statement amounts of assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established if, based on management's review of both positive and negative evidence, it is more likely than not that all or a portion of the deferred tax asset will not be realized. Based upon our settlement with Breath during the second quarter of 2008, our operating results over recent years and through September 30, 2008 and an assessment of our expected future results of operations, we have determined that it is more likely than not that we will realize a substantial portion of our deferred tax assets in the United States and a foreign jurisdiction. As a result, during the second and third quarters of 2008, we released $452.0 million and $11.9 million, respectively, of our valuation allowance, which was recorded as an income tax benefit.

        We have a remaining valuation allowance recorded against United States net deferred tax assets of $203.5 million which consists of $145.9 million for stock-based compensation deductions and $6.9 million of stock-based compensation research and development credits that will be credited to additional paid-in-capital when realized; $6.1 million for certain state operating loss carryforwards and $19.4 million of research and development credits that will likely expire without being utilized; and $25.2 million which will be released in the fourth quarter of 2008 to offset our expected tax expense for

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

12. Income Taxes (Continued)

the remainder of 2008. Additionally, there is a non-U.S. valuation allowance of $2.0 million for non-U.S. operating losses and tax credit carryforwards that will likely expire without being utilized.

        Our income tax provisions for the three and nine months ended September 30, 2008 include a tax benefit of $11.9 million and $463.9 million, respectively, recorded upon our decision to release a substantial portion of the valuation allowance recorded against net deferred tax assets in the United States and a foreign jurisdiction. Excluding the effect of this tax benefit, our income tax provision in the three and nine months ended September 30, 2008 consisted primarily of income taxes owed on income generated by a foreign subsidiary and certain state income taxes in the United States.

        We account for uncertain tax positions in accordance with FIN 48, Accounting for Uncertainty in Income Taxes, which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on various related matters such as derecognition, interest, penalties, and disclosure. At December 31, 2007, approximately $18.4 million of unrecognized tax benefits were identified related to certain temporary differences, which had been reduced to $11.3 million at June 30, 2008 for certain temporary differences that meet the recognition threshold. An additional $10.7 million of unrecognized tax benefits had been identified and recorded as of March 31, 2008 related to certain tax credit carryforwards, which resulted in a reduction of the related deferred tax asset. There were no changes to our unrecognized tax benefits in the third quarter of 2008.

        We file tax returns in the United States Federal jurisdiction and in various state, local and foreign jurisdictions. We are no longer subject to Internal Revenue Service, or IRS, examination for years prior to 2005, although carryforward attributes that were generated prior to 2005 may still be adjusted upon examination by the IRS if they either have been or will be used in a future period. We receive inquiries from various states during the year, some of which include an audit of state returns previously filed. With limited exceptions, we are no longer subject to state or local examinations for years prior to 2005; however, carryforward attributes that were generated prior to 2005 may still be adjusted upon examination by state or local tax authorities if they either have been or will be used in a future period.

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

        We recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. For the three and nine months ended September 30, 2008, the amount of accrued interest related to unrecognized tax benefits was not significant and no amount has been accrued for penalties.

13. Fair Value Measurements

        In September 2006, the FASB issued SFAS 157. SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value and expands

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

13. Fair Value Measurements (Continued)

disclosures about fair value measurements. We partially adopted this statement effective January 1, 2008. In February 2008, the FASB released FSP No. 157-2, Effective Date of FASB Statement No. 157, or FSP 157-2, which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

        In accordance with FSP 157-2, we have not applied the provisions of SFAS 157 to the following nonfinancial assets and nonfinancial liabilities:

  •
  reporting units and nonfinancial assets and nonfinancial liabilities measured at fair value for the goodwill impairment test in accordance with SFAS 142;

  •
  nonfinancial long-lived assets or asset groups measured at fair value for impairment assessment or disposal under SFAS 144; and

  •
  nonfinancial liabilities for exit or disposal activity that is initially measured at fair value under SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

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

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

13. Fair Value Measurements (Continued)

        In accordance with the fair value hierarchy described above, the following table shows the fair value of our financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2008:

	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs	Carrying Value at September 30, 2008
	Level 1	Level 2	Level 3	Total
	(in thousands)
Money market funds	$508,458	$—	$—	$508,458
Asset-backed securities	—	1,063	—	1,063
Equity securities(1)	8,239	—	—	8,239
Auction-rate securities	—	—	77,054	77,054

Total	$516,697	$1,063	$77,054	$594,814

(1)
Included within equity securities is our investment in ACADIA. See Note 6 "Business Investments" regarding the other-than-temporary impairment taken on this investment during the second quarter of 2008.

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

        Substantially all of our auction-rate investments, approximately $77.1 million at September 30, 2008, are backed by pools of student loans guaranteed by the Federal Family Education Loan Program, or FFELP, and we continue to believe that the credit quality of these securities is high based on this guarantee and other collateral. Auctions for these securities began failing in the first quarter of 2008 and continued to fail throughout the second and third quarters, which we believe is a result of the recent uncertainties in the credit markets. Consequently, the investments are not currently liquid, and we will not be able to access these funds until a future auction of these investments is successful, a buyer is found outside of the auction process, the security is called, or the underlying securities have matured. At the time of the initial investment and through the date of this report, all of these auction-rate securities remain AAA rated. We believe we have the ability to hold these investments until the lack of liquidity in these markets is resolved. As a result, we continue to classify the entire balance of our auction-rate securities as non-current available-for-sale investments at fair value on our condensed consolidated balance sheets.

        Because of the temporary declines in fair value for the auction-rate securities, which we attribute to liquidity matters rather than credit issues as discussed above, we have recorded an unrealized loss of $3.8 million to accumulated other comprehensive income. Any future fluctuation in fair value related to these instruments that we deem to be temporary, including any recoveries of previous write-downs, would be recorded to other comprehensive income. If current market conditions deteriorate further, we

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

13. Fair Value Measurements (Continued)

may be required to record additional unrealized losses in other comprehensive income. If the credit ratings of the security issuers deteriorate, the anticipated recovery in market values does not occur or we need funds from the auction-rate securities to meet working capital needs, we may be required to adjust the carrying value of these investments through impairment charges recorded to earnings, as appropriate.

        The fair values of these auction-rate securities are estimated utilizing a trinomial discounted cash flow valuation model as of September 30, 2008. This analysis considers, among other items, the maximum interest rate, the probability of passing, failing or default at each auction, the severity of default and the discount rate. These securities were also compared, when possible, to other observable market data or inputs with similar characteristics to the securities that we held, including credit default swaps spreads on securities with similar credit, implied volatility rates on exchange traded options and spreads on corporate credit. The analysis assumes that a successful auction would occur, at par, at some point in time for each security.

        All of our assets measured at fair value on a recurring basis using significant Level 3 inputs as of September 30, 2008 were auction-rate securities. The following table summarizes the change in balances for the nine month period ended September 30, 2008:

Level 3 Auction-Rate Securities
(in thousands)
Balance at December 31, 2007	$99,900
Unrealized loss included in other comprehensive income	(3,509)
Net settlements	(16,150)

Balance at March 31, 2008	$80,241

Unrealized loss included in other comprehensive income	(447)
Net settlements	(1,600)

Balance at June 30, 2008	$78,194

Unrealized gain included in other comprehensive income	110
Net settlements	(1,250)

Balance at September 30, 2008	$77,054

14. Business Segments

        With the addition of Oryx, we now operate in two segments distinguished by strategic business units that offer different products: (i) Sepracor Inc. and its subsidiaries other than Oryx, or the Sepracor segment, which currently engage in the discovery, research and development and commercialization of pharmaceutical products and (ii) Oryx, which currently engages in the licensing and commercialization of unique pharmaceutical products.

        Following the acquisition of Oryx in June 2008, in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, we began to separately report information for the Oryx segment. The accounting policies of both segments are the same as those described in the

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

14. Business Segments (Continued)

summary of significant accounting policies, which are contained in our annual report on Form 10-K and filed with the SEC.

        The table below represents segment information for the periods identified and provides a reconciliation of segment information to total consolidated information. Reconciliations of segment information for the three and nine months ended September 30, 2007 are not presented as Sepracor had only one segment during those periods. For the Sepracor segment and Oryx, segment income (loss) from operations represents segment gross profit less direct research and development expenses, acquired IPR&D, direct selling, general and administrative expenses and amortization of intangible assets. There are no inter-segment revenues and we do not report capital expenditures by segment as such information is not used by our chief operating decision maker.

	Three Months Ended September 30, 2008
	(in thousands)
	Sepracor	Oryx	Consolidated
Total revenues	$302,673	$5,000	$307,673
Income (loss) from operations	$3,803	$(394)	$3,409
Total assets	$1,768,286	$116,985	$1,885,271
Depreciation and amortization	$8,305	$940	$9,245

	Nine Months Ended September 30, 2008
	(in thousands)
	Sepracor	Oryx	Consolidated
Total revenues	$915,949	$6,648	$922,597
Loss from operations	$(43,436)	$(671)	$(44,107)
Total assets	$1,768,286	$116,985	$1,885,271
Depreciation and amortization	$24,273	$1,278	$25,551

        Reconciling information between reportable segments and consolidated totals is shown in the following table:

	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
	(in thousands)
Income (loss) from operations	$3,409	$(44,107)
Interest income	5,312	19,910
Interest expense	(3,173)	(5,343)
Gain on extinguishment of debt	2,260	2,260
Equity in investee losses	(293)	(768)
Other income (expense)	38	(9,394)

Income (loss) before income taxes	$7,553	$(37,442)

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

15. Restructuring Charges

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

        During the second quarter of 2008, we reversed $566,000 of our restructure reserve as the result of a change in estimate associated with employee severance costs and contract terminations that were not realized. All amounts associated with the restructuring program were paid by the end of the second quarter of 2008 and we do not expect to incur any additional charges in connection with this restructuring.

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

  •
  OMNARIS™ (ciclesonide) Nasal Spray, an intranasal formulation of ciclesonide for the treatment of nasal symptoms associated with seasonal allergic rhinitis in adults and children six years of age and older, and with perennial allergic rhinitis in adults and adolescents 12 years of age and older; and

  •
  ALVESCO® HFA (ciclesonide) Inhalation Aerosol, an inhaled corticosteroid in an HFA MDI formulation for the maintenance treatment of asthma as prophylactic therapy in adult and adolescent patients 12 years of age and older.

        In January 2008, we obtained from Nycomed GmbH, or Nycomed, the exclusive United States distribution rights to OMNARIS Nasal Spray and ALVESCO HFA Inhalation Aerosol. We commercially introduced OMNARIS Nasal Spray and ALVESCO HFA Inhalation Aerosol in April 2008 and September 2008, respectively.

        In June 2008, in order to establish a Canadian commercial presence, we acquired the outstanding capital stock of Oryx Pharmaceuticals, Inc., or Oryx, a specialty pharmaceutical company that markets branded prescription pharmaceutical products to physician specialists and hospitals within Canada and is focused in the cardiovascular, central nervous system disorder, pain and infectious disease therapeutic areas. Following the acquisition of Oryx, in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, we began operating in two segments distinguished by strategic business units that offer different products. Sepracor Inc., which consists of Sepracor and our subsidiaries other than Oryx, which currently engage in the discovery, research and development and commercialization of pharmaceutical products, represents one segment and Oryx, which currently engages in the licensing and commercialization of unique pharmaceutical products is the other segment. Since there are no differences among our operating segments that are material to an understanding of our business as a whole, we present the discussion in this Management's Discussion and Analysis of Financial Condition and Results of Operations on a consolidated basis. The accounting policies of both segments are the same as those described in the summary of significant accounting policies, which are contained in our annual report on Form 10-K and filed with the Securities and Exchange Commission, or SEC.

        We market our products in the United States to primary care physicians, allergists, pulmonologists, pediatricians, hospitals, psychiatrists and sleep specialists, as appropriate, primarily through our sales organization currently comprised of approximately 1,700 sales professionals (although the actual number of sales representatives varies from time to time due to attrition in the ordinary course of business). In May 2008, in an effort to maximize the commercial opportunity of OMNARIS Nasal Spray and ALVESCO HFA Inhalation Aerosol, we entered into an agreement with a contract sales organization for the services of additional sales professionals. In September 2008, approximately 400 sales professionals commenced selling certain of our products pursuant to this agreement. In addition, we have entered into out-licensing arrangements with respect to the sale of eszopiclone outside of the United States, Canada and Mexico and with respect to several other compounds. We expect to commercialize any additional products that we may successfully develop or acquire through our own or a contract sales force, co-promotion agreements and/or out-licensing partnerships. Factors that will be critical for us in achieving near-term success include our ability to:

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

  •
  successfully commercialize OMNARIS Nasal Spray and ALVESCO HFA Inhalation Aerosol;

  •
  manage expenses effectively to help preserve profitability and positive cash flow from operations; and

  •
  maintain patent protection for our products, including successful enforcement of our patents, particularly for XOPENEX Inhalation Solution for which six Abbreviated New Drug Applications, or ANDAs, have been submitted to the Food and Drug Administration, or FDA.

        We believe that success in each of these areas should allow us to continue to be profitable in the near term and provide us the ability to repay our outstanding convertible debt of $689.5 million if and when it comes due. If not converted, repurchased at the noteholders' or our option, or otherwise refinanced earlier, the principal amount of this debt becomes due as follows:

Principal Amount of Convertible Debt Outstanding	Maturity Date
$72,800,000	December 2008
$148,020,000	December 2010
$468,700,000(1)	2024	(2)

(1)
In August 2008 and September 2008, we repurchased, at our option, $21.3 million and $10.0 million, respectively, principal amount of our 0% notes due 2024.

(2)
These notes may be converted into cash at the option of the noteholders in October 2009, 2014, 2019 and 2024, as well as under certain other conditions.

        Our long-term success depends in part on our ability to continue to sell our commercialized products, including successful commercialization of OMNARIS Nasal Spray and ALVESCO HFA Inhalation Aerosol, our ability to build upon our current business and our ability to successfully develop or acquire and commercialize new products and product candidates.

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

        In 2008, we expect to be profitable for the year on an operating and net income basis. We expect sales and marketing expenses to continue to decrease as compared to 2007 as we have reduced marketing programs related to LUNESTA, partially offset by costs incurred related to the commercial introductions of OMNARIS Nasal Spray and ALVESCO HFA Inhalation Aerosol in April 2008 and September 2008, respectively. Research and development expenses for fiscal year 2008 are expected to increase as compared to fiscal year 2007 as we continue to invest in research and development activities relating to LUNESTA and our earlier-stage drug candidates, as well as increased drug discovery efforts and development activities for ciclesonide and eslicarbazepine acetate, an anti-epileptic compound that we licensed in late 2007 from Bial—Portela & Ca, S.A., or Bial. As part of our business strategy, we have and expect to continue considering and, as appropriate, consummating acquisitions of other technologies, product candidates, approved products and/or businesses. We can provide no assurance that we will be successful in completing any such future acquisitions.

Significant 2008 Developments and Recent Corporate Development and Licensing Transactions

  •
  In October 2008, we announced that the Committee for Medicinal Products for Human Use, or CHMP, of the European Medicines Agency Committee, or EMEA, for Medicinal Products for Human Use issued a positive opinion recommending to grant a marketing authorization for LUNIVIA® brand eszopiclone in the European Union, or EU, for the treatment of insomnia. The EU labeling provides for patients who require longer-term therapy to be treated for up to six months, with the usual course of therapy for typical patients being short-term. LUNIVIA is marketed in the United States under the brand name LUNESTA. We have requested a re-examination of the opinion relating to the exclusion of a new active substance designation that we believe would enable more favorable commercialization of the product.

  •
  In September 2008, we introduced ALVESCO HFA Inhalation Aerosol, an inhaled corticosteroid in a HFA MDI formulation for the maintenance treatment of asthma as prophylactic therapy in adult and adolescent patients 12 years of age and older.

  •
  In August 2008, Richard Ranieri was elected to the newly-created position of Executive Vice President, Human Resources and Administration.

  •
  In June 2008, 1765800 Ontario Limited, a wholly-owned subsidiary of Sepracor incorporated under the laws of the Province of Ontario, which was subsequently named Sepracor Canada, Inc., completed the acquisition of 100% of the issued and outstanding common stock of Oryx pursuant to the share purchase agreement dated April 30, 2008, by and among Sepracor, 1765800 Ontario Limited, Oryx, Cobalt Pharmaceuticals, Inc., or Cobalt, and Melville Holdings Limited, which we refer to together with Cobalt as the Sellers, and Arrow Group A.p.S. Under the terms of the agreement, the Sellers were paid $50.0 million in cash, subject to a post-closing working capital adjustment. The Sellers are also entitled to receive milestone payments of up to an aggregate of $20.0 million upon the accomplishment of various regulatory milestones. Oryx is now an indirect wholly-owned subsidiary of Sepracor.

  •
  In May 2008, David P. Southwell entered into a severance and consulting agreement with Sepracor pursuant to which Mr. Southwell resigned as our Executive Vice President and Chief Financial Officer on May 20, 2008. Mr. Southwell will continue to serve as our consultant through December 31, 2008 to assist in the transition of his work and to provide such other advice and assistance on corporate projects as reasonably requested by our Chief Executive Officer.

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

  •
  In May 2008, we entered into a definitive agreement with a contract sales organization for the services of additional sales professionals that are primarily responsible for selling products in our respiratory portfolio. In September 2008, approximately 400 sales professionals commenced selling these products pursuant to this agreement. We are responsible for the management and training of these sales professionals and for providing all promotional materials and samples used for product detailing. We also hired sales managers necessary to support the additional sales professionals.

  •
  In April 2008, we introduced OMNARIS Nasal Spray, an intranasal formulation of ciclesonide for the treatment of nasal symptoms associated with seasonal allergic rhinitis in adults and children six years of age and older, and with perennial allergic rhinitis in adults and adolescents 12 years of age and older.

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

  •
  In April 2008, we also entered into a license and development agreement with Arrow for know-how and intellectual property rights related to stable sterile suspension formulations, for use in the development, commercialization, marketing, sale and distribution of an inhalation pharmaceutical product containing ciclesonide as its only active ingredient and an inhalation pharmaceutical product containing both ciclesonide and arformoterol as its active ingredients, throughout the world, collectively referred to as the Ciclesonide Products. The agreement also includes rights to Arrow's "U-Bend" packaging technology, which allows increased accuracy in dosing through a novel U-Bend ampule design. We paid Arrow an upfront payment of $500,000 upon execution of the agreement. We are also required to pay Arrow $10.0 million on December 15, 2009 and $10.0 million on December 15, 2010, as further consideration for the transfer of know-how and the grants of rights and licenses to the Arrow technology, provided Arrow is not in material breach of certain of its obligations under the agreement, as well as milestone payments of up to an aggregate of $27.5 million upon the achievement of certain regulatory milestones relating to both of the Ciclesonside Products. We will also pay single-digit royalties on sales of the Ciclesonide Products, subject to Arrow's one-time options in the fourth quarter of 2009 to receive an aggregate lump sum discounted amount of up to $37.9 million in lieu of ongoing royalty payments.

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

  •
  In April 2008, we also entered into a supply agreement with Breath, whereby, effective August 20, 2012, we will exclusively supply certain levalbuterol products (1.25 mg/3 mL, 0.63 mg/3 mL and 0.31 mg/3 mL) to Breath, under our New Drug Application, or NDA, for a period of 180 days, which we refer to as the Initial Term, and on a non-exclusive basis for up to an additional two and one-half year period thereafter. In addition to the royalties described above, Breath will pay us on a cost plus margin basis for supply of the XOPENEX Inhalation Solution products. The supply agreement contains provisions regarding termination for cause and convenience, including either party's right to terminate the agreement at any time after the Initial Term upon nine months written notice. Both the exclusive license under the settlement agreement and the exclusive supply obligations under the supply agreement could become effective prior to August 20, 2012, if a third-party launches a generic version of those dosages of our XOPENEX Inhalation Solution products or if the parties otherwise mutually agree.

  •
  In January 2008, we notified the Centers for Medicare and Medicaid Services, or CMS, that we had identified potential errors in our determination of the best price used to calculate Medicaid rebate amounts in prior periods. As a follow up to this disclosure to CMS, we identified a material weakness in our internal controls related to these potential errors and our management, with the oversight of our Audit Committee, is reviewing our government pricing activities affected by this material weakness. See also Part I, Item 4, "Controls and Procedures", regarding the material weakness of our internal controls and remediation plan with respect thereto.

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

  •
  In December 2007, we entered into a license agreement with Bial for the development and commercialization in the United States and Canada of eslicarbazepine acetate, Bial's anti-epileptic compound that Bial refers to as BIA 2-093 and which we now refer to as SEP-0002093. Pursuant to the agreement, we paid Bial an upfront payment of $75.0 million and are required to make subsequent payments upon accomplishment of various development and regulatory milestones, including $10.0 million we paid to Bial in May 2008 upon achievement of one such milestone, and which could include up to an additional $90.0 million if all other milestones are met. We will also compensate Bial for providing finished product pursuant to a supply agreement that is expected to be entered into by the parties, which will be calculated as a percentage of the average net selling price for finished tablets, and make milestone payments to Bial upon FDA approval of additional indications, if any.

  •
  In September 2007, we entered into an agreement with Glaxo Group Limited, or GSK, an affiliate of GlaxoSmithKline, for the development and commercialization of our eszopiclone product, which we market as LUNESTA in the United States, for all markets worldwide excluding the United States, Canada, Mexico and Japan. Our eszopiclone product will be marketed by GSK in its territory primarily as LUNIVIA® brand eszopiclone for the treatment of insomnia. Under this agreement, we received an initial payment of $20.0 million and are entitled to receive additional payments upon accomplishment of various milestones. If all milestones are met, GSK will be obligated to pay us $155.0 million in aggregate license and milestone payments. We are also entitled to receive double-digit royalties that escalate upon increased product sales, and compensation for supplying the product to GSK pursuant to a supply agreement entered into between the parties.

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

Three Month Periods ended September 30, 2008 and 2007

Revenues

Product Sales Revenue

        Product sales were $289.3 million and $271.8 million for the three months ended September 30, 2008 and 2007, respectively, an increase of approximately 6%.

        Sales of LUNESTA were $154.7 million and $160.7 million for the three months ended September 30, 2008 and 2007, respectively, a decrease of approximately 4%. The decrease is primarily the result of a 9% decrease in the number of units sold, which we believe is primarily the result of the April 2007 commercial introduction of zolpidem tartrate, the generic equivalent to AMBIEN®, and a reduction in selling and marketing resources. Partially offsetting this decrease was an increase in gross selling price of approximately 21%, which resulted in a net selling price increase of approximately 6%. Adjustments recorded to gross sales are disclosed below under the heading "Analysis of gross sales to net sales."

        Sales of XOPENEX Inhalation Solution were $77.9 million and $91.6 million for the three months ended September 30, 2008 and 2007, respectively, a decrease of approximately 15%. The decrease was primarily due to a decrease in number of units sold of approximately 21%, which we believe is partially the result of a decline in units sold in the home health care market, which are subject to reimbursement under Medicare Part B. The reimbursement paid by CMS for XOPENEX Inhalation Solution has fallen significantly since July 1, 2007 as a result of the implementation of the blended Medicare Part B reimbursement rate for XOPENEX Inhalation Solution and generic albuterol. Due to the decrease in the reimbursement rate, we have decided to no longer contract with home health care providers for XOPENEX Inhalation Solution. Accordingly, we expect that our sales to Medicare Part B providers will decrease and, as a result, our aggregate unit sales and revenues will decrease. However, we expect the decrease in revenues will be proportionately less than the decrease in unit sales due to a reduction in the Medicaid rebate liability associated with sales of XOPENEX Inhalation Solution in the home health care market. The decrease in the number of units sold is also partially attributed to a decrease in market share. We believe that the re-allocation of sales resources in an effort to support the commercial introductions of OMNARIS Nasal Spray and ALVESCO HFA Inhalation Aerosol may have contributed to this decrease in market share. The decrease in number of units sold was partially offset by a gross selling price increase of approximately 21%, which resulted in a net selling price increase of approximately 7%. Adjustments recorded to gross sales are disclosed below under the heading "Analysis of gross sales to net sales."

        Sales of XOPENEX HFA were $18.5 million and $17.1 million for the three months ended September 30, 2008 and 2007, respectively, an increase of approximately 9%. The increase is primarily the result of a gross selling price increase of approximately 10%, which resulted in a net selling price increase of approximately 7%, as well as an increase in the number of units sold of approximately 2%. Adjustments recorded to gross sales are disclosed below under the heading "Analysis of gross sales to net sales."

        Sales of BROVANA were $14.8 million and $2.4 million for the three months ended September 30, 2008 and 2007, respectively. The increase is primarily the result of an increase in the number of units sold of approximately 552%. Partially offsetting the increase in the number of units sold was a net selling price decrease of approximately 6%, which was the result of a gross selling price increase of approximately 7%. Adjustments recorded to gross sales are disclosed below under the heading "Analysis of gross sales to net sales."

        Sales of OMNARIS Nasal Spray were $1.3 million and $0 for the three months ended September 30, 2008 and 2007, respectively. We introduced OMNARIS Nasal Spray commercially in April 2008. Adjustments recorded to gross sales are disclosed below under the heading "Analysis of gross sales to net sales."

        Sales of ALVESCO HFA Inhalation Aerosol were $17.1 million and $0 for the three months ended September 30, 2008 and 2007, respectively. We introduced ALVESCO HFA Inhalation Aerosol commercially in September 2008. Adjustments recorded to gross sales are disclosed below under the heading "Analysis of gross sales to net sales."

         Analysis of gross sales to net sales    We record product sales net of the following significant categories of product sales allowances: payment term discounts, wholesaler fee-for-service discounts, government rebates and contractual discounts, returns and other discounts. We recompute these amounts each quarter and, with the exception of the Medicaid best price matters described in more detail in Part I, Item 4, "Controls and Procedures," of this Form 10-Q, historically our estimates have not materially differed from actual results. Calculating each of these items involves significant estimates and judgments and requires us to use information from external sources. The following table presents the adjustments deducted from gross sales to arrive at total net sales:

	For the Three Months Ended September 30,
	2008	% of Sales	2007	% of Sales	$ Change	% Change
	(dollars in thousands)
Gross sales	$434,516	100%	$372,412	100.0%	$62,104	17%
Adjustments to gross sales:
Payment term discounts	8,424	1.9%	7,474	2.0%	950	13%
Wholesaler fee-for-service	13,622	3.1%	7,012	1.9%	6,610	94%
Government rebates and contractual discounts	113,150	26.1%	71,817	19.3%	41,333	58%
Returns	6,689	1.5%	8,231	2.2%	(1,542)	(19)%
Other (includes product introduction discounts)	3,382	0.8%	6,041	1.6%	(2,659)	(44)%

Sub-total adjustments	145,267	33.4%	100,575	27.0%	44,692	44%

Net sales	$289,249	66.6%	$271,837	73.0%	$17,412	6%

        The increase in adjustments to gross sales as a percentage of gross sales for the three months ended September 30, 2008, as compared to the three months ended September 30, 2007, primarily reflects an increase in government rebates and contractual discounts as a result of:

  •
  an increase in discounts given through managed care programs on the sales of LUNESTA, XOPENEX HFA and XOPENEX Inhalation Solution;

  •
  an increase in Medicare Part D discounts given on the sales of LUNESTA and XOPENEX HFA;

  •
  an increase in discounts under a program with the Veterans Administration, or VA, on the sales of LUNESTA and XOPENEX Inhalation Solution;

  •
  an increase in chargebacks given on the sales of XOPENEX Inhalation Solution;

  •
  a net increase in Medicaid discounts primarily as a result of an increase in discounts on the sales of XOPENEX Inhalation Solution, substantially offset by a decrease in Medicaid discounts on the sales of LUNESTA and XOPENEX HFA; and

  •
  partially offsetting these increases was a net decrease in Medicare Part B discounts primarily as a result of a decrease in discounts on the sales of XOPENEX Inhalation Solution, partially offset by an increase in Medicare Part B discounts given on the sales of BROVANA.

In addition, wholesaler fee-for-service discounts increased during the three months ended September 30, 2008 primarily related to the credits earned in the three months ended September 30, 2007 as a result of a XOPENEX Inhalation Solution gross price increase in that period. Partially offsetting the increase in government rebates, contractual discounts and wholesaler fee-for-service discounts was a net decrease in:

  •
  other discounts primarily related to the timing and reduction of XOPENEX HFA coupons distributed; and

  •
  returns primarily related to XOPENEX Inhalation Solution and LUNESTA.

Royalties and License Fees Revenue

        Royalties and license fees were $18.4 million and $8.9 million for the three months ended September 30, 2008 and 2007, respectively.

        Royalties earned on the sales of ALLEGRA® (fexofenadine HCl) under our agreement with sanofi-aventis were $4.6 million and $3.7 million for the three months ended September 30, 2008 and 2007, respectively, an increase of approximately 26%. The increase is primarily the result of increased sales in Japan.

        Royalties earned on sales of CLARINEX® (desloratadine) under our agreement with Schering-Plough Corporation, or Schering-Plough, were $5.3 million and $2.5 million for the three months ended September 30, 2008 and 2007, respectively, an increase of approximately 108%. The increase is primarily the result of a contractual royalty rate increase that took effect in October 2007.

        Royalties received on sales of XYZAL®/XUSAL™ (levocetirizine) under our agreements with UCB S.A. and UCB Farchim S.A., which we refer to collectively as the UCB entities, were $6.6 million and $2.5 million for the three months ended September 30, 2008 and 2007, respectively, an increase of approximately 162%. The increase is the result of the commercialization of XYZAL in the United States in the fourth quarter of 2007.

        A number of the patents we own and license to third parties and for which we receive these royalties are the subject of patent invalidation or revocation claims by companies seeking to introduce generic equivalents of the products covered by such patents. We can provide no assurance concerning the duration or outcome of any patent related lawsuits. If we, or third parties from whom we receive royalties, are not successful in enforcing our respective patents, the companies seeking to market generic versions will not be excluded from marketing their generic versions of these products. Introduction of generic equivalents of any of these products before the expiration of our patents or the patents of our licensees could have a material adverse effect on our business.

Costs of Revenues

Cost of Product Sold

        Cost of products sold was $35.0 million and $26.2 million for the three months ended September 30, 2008 and 2007, respectively.

        Cost of LUNESTA sold as a percentage of LUNESTA gross sales was approximately 5% and 6% for the three months ended September 30, 2008 and 2007, respectively. The decrease in the cost as a percentage of gross sales is primarily due to an increase in our gross selling price.

        Cost of XOPENEX Inhalation Solution sold as a percentage of XOPENEX Inhalation Solution gross sales was approximately 6% and 7% for the three months ended September 30, 2008 and 2007, respectively. The decrease in the cost as a percentage of gross sales is primarily due to an increase in our gross selling price.

        Cost of XOPENEX HFA sold as a percentage of XOPENEX HFA gross sales was approximately 14% for both the three months ended September 30, 2008 and 2007.

        Cost of BROVANA sold as a percentage of BROVANA gross sales was approximately 10% and 14% for the three months ended September 30, 2008 and 2007, respectively. The decrease in the cost as a percentage of gross sales is primarily due to lower manufacturing costs during the three months ended September 30, 2008 as compared to the same period in 2007, and an increase in our gross selling price. The decrease in the cost to manufacture BROVANA is the result of increased production of the 60-count package, which has a lower manufacturing cost than the 30-count package, during the three months ended September 30, 2008 as compared to the same period in 2007.

        Cost of OMNARIS Nasal Spray sold as a percentage of OMNARIS Nasal Spray gross sales was approximately 78% for the three months ended September 30, 2008, which was the result of a minimal number of units sold and the recognition of the amortization of intangible expense associated with the acquisition of rights to OMNARIS Nasal Spray. We commercially introduced OMNARIS Nasal Spray in April 2008.

        Cost of ALVESCO HFA Inhalation Aerosol sold as a percentage of ALVESCO HFA Inhalation Aerosol gross sales was approximately 23% for the three months ended September 30, 2008. We commercially introduced ALVESCO HFA Inhalation Aerosol in September 2008.

Cost of Royalty Revenue

        Cost of royalties earned was $590,000 and $194,000 for the three months ended September 30, 2008 and 2007, respectively, an increase of approximately 204%. The cost of royalties in both periods relates to an obligation to a third-party as a result of royalties we earn from Schering-Plough based on its sales of CLARINEX. This increase in third-party obligations is due to the increase in royalties we earned in the three months ended September 30, 2008 as compared with the same period in 2007.

Research and Development

        Research and development expenses were $63.0 million and $49.0 million for the three months ended September 30, 2008 and 2007, respectively, an increase of approximately 29%. The increase is primarily due to increased spending on SEP-225441, SEP-225289, the ciclesonide franchise and increased drug discovery efforts, as well as increased salary and other compensation related expenses for research and development personnel.

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

        Below is a summary of development of our products and product candidates that represent approximately 10% or more of our direct project research and development spending for the three months ended September 30, 2008. The "Estimate of Completion of Phase" column contains forward-looking statements regarding expected timing of completion of product development phases. Completion of product development, if successful, culminates in the submission of an NDA to the FDA; however, there can be no assurance that the FDA will accept for filing, or approve, any NDA. The actual timing of completion of phases could differ materially from the estimates provided in the table. In the table below, the FDA approved product and the three product candidates listed accounted for approximately 64% of our direct project research and development spending for the three months ended September 30, 2008. No other product candidate accounted for more than 6% of our direct research and development spending in this period.

Product or Product Candidate	Indication	Phase of Development	Estimate of Completion of Phase
LUNESTA (eszopiclone)	Insomnia	*	*
SEP-225441	Anxiety	Phase II	2009
SEP-227162	Depression	Phase I	2009
SEP-225289	Depression	Phase II	2009

*
Spending relates to post-marketing studies. We commercially introduced LUNESTA in April 2005.

        Below is a summary of expenditure information related to our products and product candidates representing approximately 10% or more of our direct project research and development spending during the three months ended September 30, 2008 or 2007, as well as the costs incurred to date on these projects. The costs in this analysis include only direct costs and do not include certain indirect labor, overhead, share-based compensation or other costs that benefit multiple projects. As a result, fully-loaded research and development cost summaries by project are not presented.

	Project costs for the three months ended September 30, 2008	Project costs to date through September 30, 2008	Project costs for the three months ended September 30, 2007	Project costs to date through September 30, 2007
	(in thousands)
LUNESTA (eszopiclone)	$5,325	$265,064	$4,890	$236,439
BROVANA (arformoterol tartrate)	$920	$193,520	$3,605	$184,948
SEP-225289	$4,692	$33,157	$3,278	$20,843
SEP-225441	$5,149	$19,789	$1,796	$3,521
SEP-227162	$4,613	$30,089	$4,344	$16,495

        Due to the length of time necessary to develop a product, uncertainties related to the ability to obtain governmental approval for commercialization, and difficulty in estimating costs of projects, we do not believe it is possible to make accurate and meaningful estimates, with any degree of accuracy, of the ultimate cost to bring our product candidates that have not entered into Phase III clinical trials to FDA approved status. We recently commenced a Phase III clinical trial for OMNARIS HFA MDI. To date, the costs associated with this project approximate $2.3 million. We estimate the cost range to bring OMNARIS HFA MDI from its current state to an NDA submission is an additional $40.0 to $50.0 million based on a targeted NDA submission during 2011, provided that no significant delays are imposed by internal resource constraints or unanticipated FDA requirements.

Selling, Marketing and Distribution

        Selling, marketing and distribution expenses were $176.6 million and $154.6 million for the three months ended September 30, 2008 and 2007, respectively, an increase of approximately 14%. The increase was largely due to the addition of services of a contract sales organization and associated training, and OMNARIS Nasal Spray and ALVESCO HFA Inhalation Aerosol commercial launch activities in 2008.

General and Administrative

        General and administrative costs were $27.3 million and $20.4 million for the three months ended September 30, 2008 and 2007, respectively, an increase of approximately 34%. The increase primarily relates to a $2.9 million increase in salary and other compensation related expenses, a $2.2 million increase in legal fees largely related to patent litigation and a $1.8 million increase in costs related to the additional work required for our remediation plan to address a material weakness in internal control and financial reporting as discussed in Part I, Item 4 "Controls and Procedures" of this quarterly report on Form 10-Q as well as other internal company initiatives.

Amortization of Intangible Assets

        Amortization of intangible assets were $1.7 million and $35,000 for the three months ended September 30, 2008 and 2007, respectively. The increase primarily relates to the amortization of the intangible assets acquired from Nycomed and Arrow during the first and second quarters of 2008, respectively.

Other Income (Expense)

        Interest income was $5.3 million and $11.2 million for the three months ended September 30, 2008 and 2007, respectively, a decrease of approximately 53%. The decrease is due to lower average balances of cash and short- and long-term investments and lower interest rates earned on investments for the three months ended September 30, 2008 compared to the same period in 2007. For the three months ended September 30, 2008 and 2007, the average annualized interest rate that we earned on our investments was 2.55% and 5.10%, respectively.

        Gain on extinguishment of debt was $2.3 million and $0 for the three months ended September 30, 2008 and 2007, respectively. During the third quarter of 2008, we repurchased and retired an aggregate of $31.3 million principal amount of our 0% notes due 2024. In connection with these transactions, we recorded a gain on the retirement of $2.5 million offset by non-cash charges of approximately $200,000 resulting from the write-off of debt issuance costs associated with the retired debt.

        Interest expense was $3.2 million and $88,000 for the three months ended September 30, 2008 and 2007, respectively. The expense in the three months ended September 30, 2008 is primarily related to imputed interest on the contingent liabilities associated with the assets licensed from Arrow.

        Equity in investee losses was $293,000 and $37,000 for the three months ended September 30, 2008 and 2007, respectively. The loss represents our portion of BioSphere Medical, Inc., or BioSphere, losses.

        Other income (expense) was $38,000 and ($621,000), respectively, for the three months ended September 30, 2008 and 2007, respectively. For the three months ended September 30, 2008, we have had minimal gains related to foreign currency transactions and a slight increase in the value of BioSphere warrants.

Income Taxes

        For the three months ended September 30, 2008, our effective tax rate was a benefit of 157% on pre-tax income of $7.6 million compared to an income tax expense of 2.2% for the three months ended September 30, 2007, on pre-tax income of $40.6 million. The net tax benefit recorded for the three months ended September 30, 2008 was principally due to a tax benefit of $11.9 million recorded upon our decision in the third quarter of 2008 to release an additional valuation allowance that had been recorded against net deferred tax assets in the United States. Excluding the effect of these tax benefits, our income tax provision in the three months ended September 30, 2008 consisted primarily of income taxes owed on income generated by a foreign subsidiary and certain state income taxes in the United States. The tax provision for the three months ended September 30, 2007 is primarily due to foreign income taxes as well as United States Federal and state alternative minimum taxes.

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

        We have a remaining valuation allowance recorded against United States net deferred tax assets of $203.5 million, which consists of $145.9 million for stock-based compensation deductions and $6.9 million of stock-based compensation research and development credits that will be credited to additional paid-in-capital when realized; $6.1 million for certain state operating loss carryforwards, and $19.4 million of research and development credits that will likely expire without being utilized; and $25.2 million that will be released in the fourth quarter of 2008 to offset our expected tax expense for the remainder of 2008. Additionally, there is a non-U.S. valuation allowance of $2.0 million for non-U.S. operating loss and tax credit carryforwards that will likely expire without being utilized.

        We account for uncertain tax positions in accordance with the Financial Accounting Standards Board, or FASB, Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48, which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on various related matters such as derecognition, interest, penalties and disclosure. At December 31, 2007, approximately $18.4 million of unrecognized tax benefits were identified related to certain temporary differences, which had been reduced to $11.3 million at June 30, 2008 for certain temporary differences that meet the recognition threshold. In the first quarter of 2008, an additional $10.7 million of unrecognized tax benefits had been identified and recorded as of March 31, 2008 related to certain tax credit carryforwards, which resulted in a reduction of the related deferred tax asset. There were no changes to our unrecognized tax benefits in the third quarter of 2008.

Nine Month Periods ended September 30, 2008 and 2007

Revenues

Product Sales Revenue

        Product sales were $864.8 million and $853.7 million for the nine months ended September 30, 2008 and 2007, respectively, an increase of approximately 1%.

        Sales of LUNESTA were $438.4 million and $451.1 million for the nine months ended September 30, 2008 and 2007, respectively, a decrease of approximately 3%. The decrease is primarily the result of a 7% decrease in the number of units sold, which we believe is primarily the result of the April 2007 commercial introduction of zolpidem tartrate, the generic equivalent to AMBIEN, and a reduction in selling and marketing resources. Partially offsetting this decrease was an increase in gross selling price of approximately 20%, which resulted in a net selling price increase of approximately 5%. Adjustments recorded to gross sales are disclosed below under the heading "Analysis of gross sales to net sales."

        Sales of XOPENEX Inhalation Solution were $303.3 million and $344.7 million for the nine months ended September 30, 2008 and 2007, respectively, a decrease of approximately 12%. The decrease in sales was primarily due to a decrease in number of units sold of approximately 12%, which we believe is partially the result of a decline in units sold in the home health care market, which are subject to reimbursement under Medicare Part B. The reimbursement paid by CMS for XOPENEX Inhalation Solution has fallen significantly since July 1, 2007 as a result of the implementation of the blended Medicare Part B reimbursement rate for XOPENEX Inhalation Solution and generic albuterol. Due to the decrease in the reimbursement rate, we have decided to no longer contract with home health care providers for XOPENEX Inhalation Solution. Accordingly, we expect that our sales to

Medicare Part B providers will decrease and, as a result, our aggregate units sales and revenues will decrease. However, we expect the decrease in revenues will be proportionately less than the decrease in unit sales due to a reduction in the Medicaid rebate liability associated with sales of XOPENEX Inhalation Solution in the home health care market. The decrease in the number of units sold is also partially attributed to a decrease in market share. We believe that the re-allocation of sales resources in an effort to support the commercial introductions of OMNARIS Nasal Spray and ALVESCO HFA Inhalation Aerosol may have contributed to this decrease in market share. The decrease in number of units sold is partially offset by a gross selling price increase of approximately 20%, which resulted in a net selling price increase of less than 1%. Adjustments recorded to gross sales are disclosed below under the heading "Analysis of gross sales to net sales."

        Sales of XOPENEX HFA were $52.7 million and $50.0 million for the nine months ended September 30, 2008 and 2007, respectively, an increase of approximately 5%. The increase is primarily the result of a net selling price increase of approximately 11%, which was primarily the result of a gross selling price increase of approximately 10%, partially offset by a decrease in the number of units sold of approximately 5%. Adjustments recorded to gross sales are disclosed below under the heading "Analysis of gross sales to net sales."

        Sales of BROVANA were $38.0 million and $7.9 million for the nine months ended September 30, 2008 and 2007, respectively. We commercially introduced BROVANA in April 2007. Adjustments recorded to gross sales are disclosed below under the heading "Analysis of gross sales to net sales."

        Sales of OMNARIS Nasal Spray were $8.7 million and $0 for the nine months ended September 30, 2008 and 2007, respectively. We commercially introduced OMNARIS Nasal Spray in April 2008. Adjustments recorded to gross sales are disclosed below under the heading "Analysis of gross sales to net sales."

        Sales of ALVESCO HFA Inhalation Aerosol were $17.1 million and $0 for the nine months ended September 30, 2008 and 2007, respectively. We commercially introduced ALVESCO HFA Inhalation Aerosol in September 2008. Adjustments recorded to gross sales are disclosed below under the heading "Analysis of gross sales to net sales."

         Analysis of gross sales to net sales    The following table presents the adjustments deducted from gross sales to arrive at net sales:

	For the Nine Months Ended September 30,
	2008	% of sales	2007	% of sales	$ Change	% Change
	(dollars in thousands) (as restated)
Gross sales	$1,283,138	100.0%	$1,121,158	100.0%	$161,980	14%
Adjustments to gross sales:
Payment term discounts	25,384	2.0%	22,440	2.0%	2,944	13%
Wholesaler fee-for-service	18,228	1.4%	20,874	1.9%	(2,646)	(13)%
Government and commercial rebates and discounts	348,660	27.2%	194,521	17.4%	154,139	79%
Returns	17,329	1.3%	17,181	1.5%	148	1%
Other (includes product introduction discounts)	8,798	0.7%	12,416	1.1%	(3,618)	(29)%

Sub-total adjustments	418,399	32.6%	267,432	23.9%	150,967	56%

Net sales	$864,739	67.4%	$853,726	76.1%	$11,013	1%

        The increase in adjustments to gross sales as a percentage of gross sales for the nine months ended September 30, 2008, as compared to the nine months ended September 30, 2007, primarily reflects an increase in government rebates and contractual discounts as a result of:

  •
  an increase in discounts given through managed care programs on the sales of LUNESTA;

  •
  an increase in Medicare Part B discounts given on the sales of XOPENEX Inhalation Solution;

  •
  an increase in Medicare Part D discounts given on the sales of LUNESTA and XOPENEX HFA;

  •
  a net increase in Medicaid discounts primarily given on the sales of XOPENEX Inhalation Solution and XOPENEX HFA;

  •
  an increase in discounts under a program with the VA on the sales of LUNESTA and XOPENEX Inhalation Solution; and

  •
  partially offsetting these increases was a net decrease in chargebacks given primarily on the sales of XOPENEX HFA.

In addition, the increase in government rebates and contractual discounts was partially offset by:

  •
  a net decrease in wholesaler fee-for-service discounts primarily related to credits earned during the nine months ended September 30, 2008 due to XOPENEX Inhalation Solution, LUNESTA and XOPENEX HFA gross price increases in that period; and

  •
  a net decrease in other discounts primarily related to the timing and reduction of XOPENEX HFA coupons distributed.

Royalties and License Fees Revenue

        Royalties and license fees were $57.8 million and $31.5 million for the nine months ended September 30, 2008 and 2007, respectively, an increase of approximately 84%.

        Royalties earned on the sales of ALLEGRA under our agreement with sanofi-aventis were $20.2 million and $15.8 million for the nine months ended September 30, 2008 and 2007, respectively, an increase of approximately 28%. The increase is primarily the result of increased sales in Japan.

        Royalties earned on sales of CLARINEX under our agreement with Schering-Plough were $18.7 million and $10.6 million for the nine months ended September 30, 2008 and 2007, respectively, an increase of approximately 75%. The increase is primarily the result of a contractual royalty rate increase that took effect in October 2007.

        Royalties received on sales of XYZAL/XUSAL under our agreements with the UCB entities were $14.6 million and $4.9 million for the nine months ended September 30, 2008 and 2007, respectively, an increase of approximately 198%. The increase is the result of the commercialization of XYZAL in the United States in the fourth quarter of 2007.

        A number of the patents we own and license to third parties for which we receive these royalties are the subject of patent invalidation or revocation claims by companies seeking to introduce generic equivalents of the products covered by such patents. We can provide no assurance concerning the duration or outcome of any patent related lawsuits. If we, or third parties from whom we receive royalties, are not successful in enforcing our respective patents, the companies seeking to market generic versions will not be excluded from marketing their generic versions of these products. Introduction of generic equivalents of any of these products before the expiration of our patents or the patents of our licensees could have a material adverse effect on our business.

Costs of Revenues

Cost of Product Sold

        Cost of products sold was $91.6 million and $82.7 million for the nine months ended September 30, 2008 and 2007, respectively.

        Cost of LUNESTA sold as a percentage of LUNESTA gross sales was approximately 5% and 6% for the nine months ended September 30, 2008 and 2007, respectively. The decrease in the cost as a percentage of gross sales is primarily due to an increase in our gross selling price.

        Cost of XOPENEX Inhalation Solution sold as a percentage of XOPENEX Inhalation Solution gross sales was approximately 6% and 7% for the nine months ended September 30, 2008 and 2007, respectively. The decrease in the cost as a percentage of gross sales is primarily due to an increase in our gross selling price.

        Cost of XOPENEX HFA sold as a percentage of XOPENEX HFA gross sales was approximately 13% and 15% for the nine months ended September 30, 2008 and 2007, respectively. The decrease in the cost as a percentage of gross sales is primarily due to an increase in our gross selling price in addition to lower manufacturing costs per-unit as a result of an increase in the number of units manufactured during the nine months ended September 30, 2008 as compared to the same period in 2007.

        Cost of BROVANA sold as a percentage of BROVANA gross sales was approximately 12% and 18% for the nine months ended September 30, 2008 and 2007, respectively. The decrease in the cost as a percentage of gross sales is primarily due to lower manufacturing costs during the nine months ended September 30, 2008 as compared to the same period in 2007, in addition to an increase in our gross selling price. The decrease in the cost to manufacture BROVANA is the result of increased production of the 60-count package, which has a lower manufacturing cost than the 30-count package, during the nine months ended September 30, 2008 as compared to the same period in 2007.

        Cost of OMNARIS Nasal Spray sold as a percentage of OMNARIS Nasal Spray gross sales was approximately 33% for the nine months ended September 30, 2008. We commercially introduced OMNARIS Nasal Spray in April 2008.

        Cost of ALVESCO HFA Inhalation Aerosol sold as a percentage of ALVESCO HFA Inhalation Aerosol gross sales was approximately 23% for the nine months ended September 30, 2008. We commercially introduced ALVESCO HFA Inhalation Aerosol in September 2008.

Cost of Royalty Revenue

        Cost of royalties earned was $1.7 million and $849,000 for the nine months ended September 30, 2008 and 2007, respectively, an increase of approximately 95%. The cost of royalties in both periods relates to an obligation to a third-party as a result of royalties we earn from Schering-Plough based upon its sales of CLARINEX. This increase in third-party obligations is due to the increase in royalties we earned during the nine months ended September 30, 2008 as compared with the same period in 2007.

Research and Development

        Research and development expenses were $187.5 million and $135.2 million for the nine months ended September 30, 2008 and 2007, respectively, an increase of approximately 39%. The increase is primarily due to the $10.0 million milestone payment to Bial pursuant to the license agreement for SEP-0002093, referred to by Bial as BIA 2-093, as a result of the outcome of a pre-NDA meeting with the FDA, increased spending on LUNESTA Phase IV and pediatric programs, increased spending on the ciclesonide franchise, drug discovery efforts and early-stage programs (SEP-225441, SEP-225289,

SEP-228425 and SEP-228432), as well as an increase in salary and other compensation related expenses. These increases were offset by a decrease in research and development spending on BROVANA.

        Research and development in-process upon acquisition expenses were $90.0 million and $0 for the nine months ended September 30, 2008 and 2007, respectively. These expenses represent the cost of acquiring rights to branded pharmaceutical products in development from third parties, which we expense at the time of acquisition. For the nine months ended September 30, 2008, research and development in-process upon acquisition expenses included costs associated with our Nycomed and Arrow transactions.

        Below is a summary of development of our products and product candidates that represent approximately 10% or more of our direct project research and development spending for the nine months ended September 30, 2008. The "Estimate of Completion of Phase" column contains forward-looking statements regarding expected timing of completion of product development phases. Completion of product development, if successful, culminates in the submission of an NDA to the FDA; however, there can be no assurance that the FDA will accept for filing, or approve, any NDA. The actual timing of completion of phases could differ materially from the estimates provided in the table. In the table below, the FDA approved product and the three product candidates listed accounted for approximately 62% of our direct project research and development spending for the nine months ended September 30, 2008. No other product candidate accounted for more than 7% of our direct research and development spending in this period.

Product or Product Candidate	Indication	Phase of Development	Estimate of Completion of Phase
LUNESTA (eszopiclone)	Insomnia	*	*
SEP-225441	Anxiety	Phase II	2009
SEP-227162	Depression	Phase I	2009
SEP-225289	Depression	Phase II	2009

*
Spending relates to post-marketing studies. We commercially introduced LUNESTA in April 2005.

        Below is a summary of expenditure information related to our products and product candidates representing approximately 10% or more of our direct project research and development spending during the nine months ended September 30, 2008 or 2007, as well as the costs incurred to date on these projects. The costs in this analysis include only direct costs and do not include certain indirect labor, overhead, share-based compensation or other costs which benefit multiple projects. As a result, fully loaded research and development cost summaries by project are not presented.

	Project costs for the nine months ended September 30, 2008	Project costs to date through September 30, 2008	Project costs for the nine months ended September 30, 2007	Project costs to date through September 30, 2007
	(in thousands)
LUNESTA (eszopiclone)	$19,965	$265,064	$16,416	$236,439
BROVANA (arformoterol tartrate)	$4,752	$193,520	$11,017	$184,948
SEP-225289	$8,964	$33,157	$7,733	$20,843
SEP-227162	$9,105	$30,089	$8,354	$16,495
SEP-225441	$12,556	$19,789	$3,521	$3,521

Selling, Marketing and Distribution

        Selling, marketing and distribution expenses were $511.3 million and $538.3 million for the nine months ended September 30, 2008 and 2007, respectively, a decrease of approximately 5%. The decrease was largely due to a $71.0 million reduction in marketing, advertising and promotional expenses related to LUNESTA, XOPENEX and BROVANA, partially offset by a $41.3 million increase in marketing and promotional expenses related to OMNARIS Nasal Spray, commercially introduced in April 2008, and ALVESCO HFA Inhalation Aerosol, commercially introduced in September 2008, as well as costs associated with the addition of services of a contract sales organization.

General and Administrative

        General and administrative costs were $79.3 million and $58.5 million for the nine months ended September 30, 2008 and 2007, respectively, an increase of approximately 36%. The increase is primarily the result of a $10.9 million increase in salary and other compensation related expenses, a $5.1 million increase in legal fees largely related to patent litigation, and a $5.6 million increase in costs related to the additional work required for our remediation plan to address a material weakness in internal control and financial reporting as discussed in Part I, Item 4 "Controls and Procedures" of this quarterly report on Form 10-Q as well as other internal company initiatives.

Amortization of Intangible Assets

        Amortization of intangible assets were $5.9 million and $120,000 for the nine months ended September 30, 2008 and 2007, respectively. The increase primarily relates to the amortization of the intangible assets acquired from Nycomed and Arrow in the first and second quarters of 2008, respectively.

Litigation Settlement

        Litigation settlement expense was $0 and $34.0 million for the nine months ended September 30, 2008 and 2007, respectively. In June 2007, we filed in the United States District Court for the District of Massachusetts, or the Court, a Stipulation of Settlement regarding two securities class action lawsuits, or class actions, then pending in the Court naming Sepracor and certain of our current and former officers and one director as defendants. The class actions, which were filed on behalf of certain purchasers of our equity and debt securities, or the plaintiffs, alleged that the defendants violated the Federal securities laws by making false and misleading statements relating to the testing, safety and likelihood of approval of tecastemizole by the FDA. Under the terms of the Stipulation of Settlement, in June 2007 we paid into escrow $52.5 million in settlement of the class actions and, in July 2007, received an $18.5 million reimbursement from our insurance carriers. We recorded the litigation settlement expense of $34.0 million, relating to this matter, during the quarter ended March 31, 2007. In September 2007, the Court granted final approval of the Stipulation of Settlement and entered a final judgment consistent with the Stipulation of Settlement. The settlement is now final and the total settlement amount has been released from escrow.

Other Income (Expense)

        Interest income was $19.9 million and $34.9 million for the nine months ended September 30, 2008 and 2007, respectively, a decrease of approximately 43%. The decrease is primarily due to lower average balances of cash and short- and long-term investments and lower interest rates earned on investments in the nine months ended September 30, 2008 compared to the same period in 2007. For the nine months ended September 30, 2008 and 2007, the average annualized interest rate that we earned on our investments was 3.08% and 5.20%, respectively.

        Gain on extinguishment of debt was $2.3 million and $0 for the nine months ended September 30, 2008 and 2007, respectively. During the third quarter of 2008, we repurchased and retired an aggregate of $31.3 million principal amount of our 0% notes due 2024. In connection with these transactions, we recorded a gain on the retirement of $2.5 million offset by non-cash charges of approximately $200,000 resulting from the write-off of debt issuance costs associated with the retired debt.

        Interest expense was $5.3 million and $3.0 million for the nine months ended September 30, 2008 and 2007, respectively. The expense for the nine months ended 2008 is primarily related to imputed interest on the contingent liabilities associated with the assets licensed from Arrow. The expense for the nine months ended 2007 is primarily related to the interest we paid on our 5% convertible subordinated debentures, which we repaid in full upon their maturity on February 15, 2007.

        Equity in investee losses were $768,000 and $441,000 for the nine months ended September 30, 2008 and 2007, respectively, an increase of approximately 74%. The loss represents our portion of BioSphere losses.

        Other expense was $9.4 million and $907,000 for the nine months ended September 30, 2008 and 2007, respectively. The expense in the nine months ended September 30, 2008 primarily represents an other-than-temporary impairment recorded related to our investment in ACADIA.

Income Taxes

        For the nine months ended September 30, 2008, our effective tax rate was a benefit of 1,240% on pre-tax losses of $37.4 million compared to an income tax expense of 4.2% for the nine months ended September 30, 2007, on pre-tax income of $66.1 million. The net tax benefit recorded for the nine months ended September 30, 2008 was principally due to a tax benefit of $463.9 million recorded upon our decision in the second and third quarter of 2008 to release a valuation allowance recorded against net deferred tax assets in the United States and a foreign jurisdiction. Excluding the effect of these tax benefits, our income tax provisions for the nine months ended September 30, 2008 consisted primarily of income taxes owed on income generated by a foreign subsidiary and certain state income taxes in the United States. The tax provision for the nine months ended September 30, 2007 is primarily due to foreign income taxes as well as U.S. Federal and state alternative minimum taxes.

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

        We have a remaining valuation allowance recorded against United States net deferred tax assets of $203.5 million, which consists of $145.9 million for stock-based compensation deductions and $6.9 million of stock-based compensation research and development credits that will be credited to additional paid-in-capital when realized; $6.1 million for certain state operating loss carryforwards, and $19.4 million of research and development credits that will likely expire without being utilized; and $25.2 million, which will be released in the fourth quarter of 2008 to offset our expected tax expense for the remainder of 2008. Additionally, there is a non-U.S. valuation allowance of $2.0 million for non-U.S. operating loss and tax credit carryforwards that will likely expire without being utilized.

Liquidity and Capital Resources

        Our liquidity requirements have historically consisted of research and development expenses, sales and marketing expenses, in-licensing fees, capital expenditures, working capital, debt service and general corporate expenses. Historically, we have funded these requirements and the growth of our business primarily through convertible subordinated debt offerings, the issuance of common stock, including the exercise of stock options, sales of our products and license agreements for our drug compounds. We now expect to fund our liquidity requirements primarily with revenue generated from product sales. We also believe we have the ability to meet our short-term liquidity needs through the use of our cash and short-term investments on hand at September 30, 2008.

        At September 30, 2008, $77.1 million of our investment portfolio was invested in AAA rated investments in auction-rate securities. Auction-rate securities are long-term variable rate bonds tied to short-term interest rates. After the initial issuance of the securities, the interest rate on the securities is reset periodically, at intervals established at the time of issuance (primarily every 28 days), based on market demand for a reset period. Auction-rate securities are bought and sold in the marketplace through a competitive bidding process often referred to as an auction. If there is insufficient interest in the securities at the time of an auction, the auction may not be completed and the rates may be reset to predetermined "penalty" or "maximum" rates.

        Substantially all of our auction-rate securities are backed by pools of student loans guaranteed by the Federal Family Education Loan Program, or FFELP, and we continue to believe that the credit quality of these securities is high based on this guarantee and other collateral. Auctions for these securities began failing in the first quarter of 2008 and continued to fail throughout the second and third quarters, which we believe is a result of the recent uncertainties in the credit markets. Consequently, the investments are not currently liquid, and we will not be able to access these funds until a future auction of these investments is successful, a buyer is found outside of the auction process, the security is called, or the underlying securities have matured. At the time of our initial investment and through the date of this report, all of our auction-rate securities remain AAA rated. We believe we have the ability to hold these investments until the lack of liquidity in these markets is resolved. As a result, we continue to classify the entire balance of auction-rate securities as non-current available-for-sale investments at fair value on our condensed consolidated balance sheet.

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

        At September 30, 2008, because of the temporary declines in fair value for the auction-rate securities, which we attribute to liquidity matters rather than credit issues as discussed above, we have classified our auction-rate securities at Level 3, as defined under the Statement of Financial Accounting Standards, or SFAS, No. 157, Fair Value Measurement, or SFAS 157, framework and described in Note 13, "Fair Value Measurements", of our condensed consolidated financial statements included in this quarterly report on Form 10-Q, with a fair value of $77.1 million. The fair value of these auction-rate securities is estimated utilizing a trinomial discounted cash flow analysis, which was compared, when possible, to other observable market data or inputs with similar characteristics. The assumptions used in preparing the discounted cash flow analysis include estimates for the maximum interest rate, the probability of passing, failing or default at each auction, the severity of default and the discount rate. Based on this assessment of fair value, as of September 30, 2008, we determined there was a decline in fair value of our auction-rate securities investments of $3.8 million, which was deemed temporary. If current market conditions deteriorate further, we may be required to record additional unrealized losses in other comprehensive income. If the credit ratings of the security issuers deteriorate, the anticipated recovery in market values does not occur, or we need funds from the auction-rate securities to meet working capital needs, we may be required to adjust the carrying value of these investments through impairment charges recorded to earnings, as appropriate, which could be material.

        Cash, cash equivalents and short- and long-term investments totaled $787.4 million, or 42% of total assets, at September 30, 2008, compared to $1.1 billion, or 76% of total assets, at December 31, 2007.

        Net cash provided by operating activities for the nine months ended September 30, 2008 was $5.6 million, which includes net income of $426.7 million. Our net income includes non-cash adjustments of $305.3 million, consisting primarily of the release of the tax valuation allowance, research and development in-process upon acquisition, share-based compensation, impairment on investments, gain on extinguishment of debt and depreciation and amortization expense. Accounts receivable increased by $42.3 million primarily due to the timing of our sales. Inventory on hand increased by $17.0 million primarily due to timing of deliveries and replenishment of depleted stock. Other assets increased by $20.9 million, which is primarily a result of an increase in prepaid expenses and a change in our deferred tax asset. Accrued expenses decreased by $62.3 million primarily due to the $75.0 million upfront payment we paid to Bial in January 2008. Product sales allowances and reserves increased by $17.4 million primarily due to product revenue rebates related to LUNESTA and XOPENEX Inhalation Solution product sales.

        Net cash used in investing activities for the nine months ended September 30, 2008 was $22.6 million, which is primarily attributable to the purchase of intangible assets from Nycomed for $150.0 million, the acquisition of Oryx for $49.8 million net of cash acquired, and the purchases of property and equipment of $34.5 million, partially offset by the cash provided by net sales of short- and long-term investments of $212.7 million.

        Net cash used in financing activities for the nine months ended September 30, 2008 was $25.1 million. We used $29.4 million to repurchase and retire an aggregate of $31.3 million principal amount of our 0% notes due 2024 and we used $268,000 for capital lease obligations. These amounts were partially offset by receipts of $4.6 million from issuing common stock upon the exercise of stock options issued under our stock option plans.

        We believe our existing cash and the cash flow that we anticipate from operations and current strategic alliances will be sufficient to support existing operations through at least 2009. However, if some or all of our significant contingent payments become due and payable under our collaboration agreements and the holders of our 0% notes due 2024 exercise their right to require us to convert their notes into cash in October 2009, we may need to raise additional capital to meet these obligations. In the longer term, we expect to continue to fund our existing operations with revenue generated from product sales. Our actual future cash requirements and our ability to generate revenue, however, will depend on many factors, including:

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

  •
  whether our debt, particularly debt due in 2010, will be paid in cash rather than converted into common stock pursuant to the terms of such debt;

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

Critical Accounting Policies and Estimates

        We identified critical accounting policies and estimates in our annual report on Form 10-K for the year ended December 31, 2007. These critical accounting policies relate to product revenue recognition, revenue recognition related to multiple element arrangements, royalty revenue recognition, product sales allowance and reserves, cash and cash equivalents, short- and long-term investments, accounts receivable and bad debt, amortization, depreciation and certain long-lived assets, income taxes, inventory write-downs, stock-based compensation, and research and development expense. These policies require us to make estimates in the preparation of our financial statements as of a given date. Because of the uncertainty inherent in these matters, our actual results could differ from the estimates we use in applying the critical accounting policies.

        A summary of accounting policies that are considered critical may be found in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2007 in the "Critical Accounting Policies" section. Other than as described below, our critical accounting policies and estimates are as set forth in the Form 10-K.

         Product sales allowances and reserves:    The following table summarizes activity in each of our product sales allowances and reserve categories for the nine months ended September 30, 2008:

	Payment Term Discount	Wholesaler Fee for Service	Government Rebates and Contractual Discounts	Returns	Other Discounts	Total
	(in thousands)
Balance at December 31, 2007	$(4,139)	$(12,112)	$(206,733)	$(24,351)	$(2,643)	$(249,978)
Current provision:
Current year	(25,384)	(18,228)	(339,216)	(17,329)	(8,798)	(408,955)
Prior year	—	—	(9,444)	—	—	(9,444)

Total	(25,384)	(18,228)	(348,660)	(17,329)	(8,798)	(418,399)

Actual:
Current year	20,866	5,216	215,731	4,527	7,035	253,375
Prior year	3,912	11,046	116,557	13,369	2,169	147,053

Total	24,778	16,262	332,288	17,896	9,204	400,428

Balance at September 30, 2008	$(4,745)	$(14,078)	$(223,105)	$(23,784)	$(2,237)	$(267,949)

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

         Fair Value Measurement:    Effective January 1, 2008, we partially adopted SFAS 157. SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value and expands disclosures about fair value measurements. In February 2008, the FASB released a FASB Staff Position, or FSP, No. 157-2, Effective Date of FASB Statement No. 157, or FSP 157-2, which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

        In accordance with FSP 157-2, we have not applied the provisions of SFAS 157 to the following nonfinancial assets and nonfinancial liabilities:

  •
  reporting units and nonfinancial assets and nonfinancial liabilities measured at fair value for the goodwill impairment test in accordance with SFAS No. 142, Goodwill and Other Intangible Assets;

  •
  nonfinancial long-lived assets or asset groups measured at fair value for impairment assessment or disposal under SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets; and

  •
  nonfinancial liabilities for exit or disposal activity that is initially measured at fair value under SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

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

Contractual Obligations

        Contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude contingent liabilities for which we cannot reasonably predict future payment, including contingencies related to potential future development, financing and/or commercial milestone payments on collaboration agreements. The following chart summarizes our material contractual obligations as of September 30, 2008:

Contractual Obligations	Total	2008	2009	2010	2011	2012	2013 and beyond
	(In Thousands)
Convertible subordinated debt—principal(1)	$689,520	$72,800	$—	$148,020	$—	$—	$468,700
Arrow—Levalbuterol/ipratropium(2)	70,000	—	25,000	25,000	—	20,000	—
Arrow—Ciclesonide(3)	47,500	—	12,500	15,000	—	—	20,000
Capital lease obligations	1,864	311	1,242	311	—	—	—
Operating leases(4)	4,953	473	1,471	1,312	1,208	489	—
Purchase obligations(5)	235,401	178,898	44,659	9,099	1,985	760	—

Total material contractual cash obligations(6)	$1,049,238	$252,482	$84,872	$198,742	$3,193	$21,249	$488,700

(1)
An aggregate of $220.8 million of the convertible subordinated debt may be converted into common stock. To the extent it is converted, such amounts would no longer be a contractual cash obligation. Our 0% convertible notes due 2024 may be converted into cash at the option of the noteholders in October 2009, 2014, 2019 and 2024, as well as under certain conditions.

(2)
See Note 7 "Goodwill and Intangible Assets" to our Condensed Consolidated Interim Financial Statements included with this report relating to future payments to Arrow under the Levalbuterol/ipratropium Product Agreement. The 2012 amount represents $20.0 million in future payments the timing of which is based upon management's best estimate and assumptions and could shift from period to period. These amounts do not include a potential $23.5 million payment in the fourth quarter of 2009 in the event Arrow exercises its option to receive a lump sum discounted amount in lieu of ongoing royalty payments.

(3)
See Note 7 "Goodwill and Intangible Assets" to our Condensed Consolidated Interim Financial Statements (unaudited) included with this report relating to future payments to Arrow under the Arrow Ciclesonide Agreement. The 2009, 2010 and 2013 (and beyond) amounts include $2.5 million, $5.0 million and $20.0 million, respectively, in future payments the timing of which is based upon management's best estimate and assumptions and could shift from period to period. These amounts do not include a potential aggregate payment of up $37.9 million in the fourth quarter of 2009 in the event Arrow exercises its options to receive a lump sum discounted amount in lieu of ongoing royalty payments.

(4)
Operating leases includes our leased facilities obligations.

(5)
Purchase obligations relate to research and development commitments for new and existing products and open purchase orders for the acquisition of goods and services in the ordinary course of business. Our obligation to pay certain of these amounts may be reduced or eliminated based on certain future events.

(6)
In addition to the material contractual cash obligations included in this chart, we have committed to make potential future milestone payments to third parties as part of licensing, distribution and development agreements. Payments under these agreements generally become due and payable only upon achievement of certain development, regulatory and/or commercial milestones. For example, Nycomed, Bial and the former shareholders of Oryx may become entitled to receive subsequent payments of up to $280.0 million, $90.0 million and $20.0 million, respectively, if all milestones are met. Because the achievement of these milestones is neither probable nor reasonably estimable, such contingent payments have not been recorded on our consolidated balance sheet and have not been included in this chart.

        This table also excludes any liabilities pertaining to uncertain tax positions as we cannot make a reliable estimate of the period of cash settlement with the respective taxing authorities.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

        We are exposed to market risk from changes in interest rates and equity prices, which could affect our future results of operations and financial condition. These risks are described in Part II, Item 7A of our annual report on Form 10-K for the year ended December 31, 2007. As of November 7, 2008, there have been no material changes to the market risks described in our annual report on Form 10-K for the year ended December 31, 2007. Additionally, we do not anticipate any near-term changes in the nature of our market risk exposures or in our management's objectives and strategies with respect to managing such exposures.

        We hold auction-rate security investments, which are AAA rated and the underlying assets are backed by pools of student loans guaranteed by FFELP. Due to the recent uncertainties in the credit market, these securities have been rendered temporarily illiquid, and the fair value of those investments as of September 30, 2008 is estimated to be $3.8 million below par value. We continue to classify our entire balance of auction-rate securities as non-current available-for-sale investments at fair value on our unaudited condensed consolidated balance sheets. We believe we have the ability to hold these investments until the lack of liquidity in these markets is resolved. If current market conditions deteriorate further, we may be required to record additional unrealized losses in other comprehensive income. If the credit ratings of the security issuers deteriorate, the anticipated recovery in market values does not occur, or we need funds from the auction-rate securities to meet working capital needs, we may be required to adjust the carrying value of these investments through impairment charges recorded to earnings, as appropriate, which could be material.

ITEM 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        Our management has carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008. The term "disclosure controls and procedures," as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed in the reports that the company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation and the identification of the material weakness in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2008, our disclosure controls and procedures were not effective.

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

Changes in Internal Control Over Financial Reporting

        There has been no change in our internal control over financial reporting during our quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Remediation Plan

        The material weakness noted above was identified by year end 2007. During the nine months ended September 30, 2008, we have engaged in substantial efforts to address this material weakness and will continue to do so throughout 2008 and into 2009. All of these efforts have been or will be commenced in 2008 and concluded thereafter in as timely a fashion as is reasonably possible. Our ongoing improvements to the internal controls designed to address this material weakness have or will include the following, with the assistance of qualified outside legal counsel:

        I)     Measures have been and will continue to be taken to identify the cause of the material weakness in internal controls over financial reporting, through the following procedures:

  •
  manually review a substantial sample of entities treated as Public Health Service, or PHS, covered entities by us in the past to assess whether these entities were correctly treated as covered entities. During the first quarter of 2008, we manually examined all chargebacks for a PHS price invoiced during the first quarter. PHS chargebacks to entities determined through this review to be ineligible for PHS pricing were reversed pending receipt of additional information sufficient to validate their PHS eligibility. We tested the results of these manual reviews with an automated system we are implementing. Manual reviews will be necessary during the development and implementation of an automated PHS entity review system as well as for our ongoing price reporting obligations and our interactions with CMS and the State Medicaid programs.

  •
  we have retained an outside consultant with relevant experience to implement an automated system to assess the eligibility of entities for PHS pricing. This system has been used for new entities seeking to access PHS pricing for our products and also to retest the treatment of those entities whose eligibility was determined as part of the manual reviews. This consultant was retained in the second quarter of 2008, and the automated system was used to review all PHS chargebacks paid during the second and third quarters of 2008 and all PHS chargebacks with an invoice date between the first quarter of 2002 through the end of the first quarter of 2008. We are targeting full implementation of the system during the first quarter of 2009 and will utilize it thereafter, along with manual reviews, to assess PHS eligibility.

  •
  contact entities whose status cannot be definitively determined from the manual and automated reviews for additional data sufficient to identify those entities correctly. We have undertaken this process for PHS chargebacks for the first and second quarters of 2008. We are also currently undertaking this process for PHS chargebacks for the third quarter of 2008 and the period from January 1, 2002 through December 31, 2007.

  •
  initiate collection procedures against entities determined to have received PHS prices in error.

  •
  communicate, in writing, with CMS and the Heath Resources and Services Administration regarding our determinations as to which entities are and are not considered PHS exempt during the manual and the automated reviews discussed above. We have notified CMS regarding our determinations with respect to PHS chargebacks for the first and second quarters of 2008. We are also currently undertaking this process for PHS chargebacks for the third quarter of 2008 and the period from January 1, 2002 through December 31, 2007.

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

  •
  we have added headcount and increased training of the employees with responsibility for government contracts and the monitoring of entities eligible for PHS pricing. In particular, we have dedicated two individuals to perform manual intervention for PHS pricing requests while the automated system is being implemented. These people will also perform manual interventions after the automated system is implemented to assess those customers that cannot be classified by the automated system and to retest on a quarterly basis a sample of entities that were classified by the automated system to ensure that the system is working as intended. We will also contact entities whose status cannot be appropriately determined from the manual and automated review for additional data sufficient to identify those entities correctly.

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

  •
  we retained a qualified specialist independent of the entity that assists us in implementing the automated system who will conduct an audit of PHS verification for two test quarters following the completion of the manual and automated reviews and the introduction of the policies and procedures discussed above.

        We anticipate that these remediation actions represent ongoing improvement measures, and we expect that they will be fully implemented by the end of the second quarter of 2009. Although we have devoted, and intend to continue to devote, significant resources to remediating the material weakness, the effectiveness of our remediation efforts will not be known until management next performs its test of internal controls.

 PART II

OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Litigation Related to Generic Competition and Patent Infringement

        Patent litigation involves complex legal and factual questions. We can provide no assurance concerning the duration or outcome of any patent related lawsuits. If we, third parties from whom we receive royalties, or third parties from whom we have licensed products or received other rights to commercialize products, are not successful in enforcing our respective patents, the companies seeking to market generic versions of our marketed drugs and the drugs of our licensees will not be excluded, for the full term of the respective patents, from marketing their generic versions of our marketed products or third-party products for which we have licensed rights to our patents. Introduction of generic equivalents of any of our marketed products or third-party products for which we have licensed rights to our patents before the expiration of our or our collaborators' patents would have a material adverse effect on our business, financial condition and results of operations.

  Levalbuterol Hydrochloride Inhalation Solution Abbreviated New Drug Applications

        In September 2005, we received notification that the FDA had received an ANDA from Breath, seeking approval of a generic version of our 1.25 mg/3 mL, 0.63 mg/3 mL and 0.31 mg/3 mL XOPENEX Inhalation Solution. Breath's submission includes a Paragraph IV certification alleging that our patents listed in the FDA publication entitled Approved Drug Products With Therapeutic Equivalence Evaluations, commonly referred to as the "Orange Book," for these three dosages of XOPENEX Inhalation Solution are invalid, unenforceable or not infringed by the generic version for which Breath sought approval. In October 2005, we filed a civil action against Breath for patent infringement in the United States District Court for the District of Massachusetts, No. CV:06-10043.

        In April 2008, we entered into a settlement and license agreement with Breath to resolve this litigation. The agreement permits Breath to sell its generic versions of these XOPENEX Inhalation Solution products in the United States under the terms of an exclusive 180-day license commencing on August 20, 2012 and a non-exclusive license thereafter. Upon launch, Breath will pay us a double-digit royalty on gross profits generated from the sales of generic versions of these XOPENEX Inhalation Solution products. Under the agreement, Breath agrees not to sell any of the products covered by our patents that are the subject of the license before the date on which the license commences. On May 1, 2008, the parties submitted to the court an agreed order of dismissal without prejudice, which the court approved. The litigation is now concluded.

        In April 2008, we also entered into a supply agreement with Breath whereby, effective August 20, 2012, we will exclusively supply levalbuterol products (1.25 mg/3 mL, 0.63 mg/3 mL and 0.31 mg/3 mL) to Breath, under our NDA for a period of 180 days, which we refer to as the Initial Term, and on a non-exclusive basis for two and one-half years thereafter. In addition to the royalties described above, Breath will pay us on a cost plus margin basis for supply of these levalbuterol products. The supply agreement contains provisions regarding termination for cause and convenience, including either party's right to terminate the agreement at any time after the Initial Term upon nine months written notice. Both the exclusive license under the settlement and license agreement and the exclusive supply obligations under the supply agreement could become effective prior to August 20, 2012 if a third-party launches a generic version of those dosages of XOPENEX Inhalation Solution or if the parties otherwise mutually agree.

        In May 2008, we provided to the Federal Trade Commission and Department of Justice Antitrust Division the notifications of the settlement with Breath as required under Section 1112(a) of the Medicare Prescription Drug, Improvement and Modernization Act of 2003, or MMA. The settlement with Breath and the other agreements with Breath and its affiliates, including the supply agreement, the agreement for the acquisition of Oryx and license agreements with Arrow, may be reviewed by antitrust enforcement agencies, such as the Federal Trade Commission and Department of Justice Antitrust Division. There can be no assurances that governmental authorities will not seek to challenge the settlement with Breath or that a competitor, customer or other third-party will not initiate a private action under antitrust or other laws challenging the settlement with Breath. We may not prevail in any such challenges or litigation and, in any event, may incur significant costs in the event of an investigation or in defending any action under antitrust laws.

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

        In May 2007, we received notification that the FDA had received an ANDA from Barr Laboratories, Inc., or Barr, seeking approval of a generic version of our 1.25 mg/3 mL, 0.63 mg/3 mL and 0.31 mg/3 mL XOPENEX Inhalation Solution. Barr's submission includes a Paragraph IV certification alleging that our patents listed in the Orange Book for these three dosages of XOPENEX Inhalation Solution are invalid, unenforceable or not infringed by the generic version for which Barr is seeking approval. In July 2007, we filed a civil action against Barr for patent infringement and the case is pending in the United States District Court for the District of Delaware.

        In March 2008, the trial judge consolidated the Dey L.P. and Barr cases for all purposes, including discovery and trial, and the consolidated case is pending as C.A. No. 06-113. The court held a Markman hearing on July 18, 2008, to address the parties' disputed issues of patent claim interpretation. The court has not yet issued its decision regarding the disputed issues of patent claim interpretation nor has it formally set a trial date.

        In June 2008, Dey L.P. filed a Complaint against us in the United States District Court for the District of Delaware, C.A. No. 08-372. The Complaint is a declaratory judgment action in which Dey L.P. seeks a declaration of non-infringement and invalidity of United States Patent 6,451,289 owned by us. Dey L.P. had previously sent us notice that its ANDA contained a Paragraph IV certification against the 6,451,289 patent, and we did not commence litigation in response. We filed a Motion to Dismiss for lack of subject matter jurisdiction in response to the Complaint and the court has not yet issued its decision.

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

        Although we could seek recovery of any damages sustained in connection with any activities conducted by a party that infringes a valid and enforceable claim in our patents, whether we are ultimately entitled to such damages would be determined by the court in connection with our ongoing legal proceedings with each party desiring to launch generic levalbuterol hydrochloride products. If any of these parties were to commence selling a generic alternative to our XOPENEX Inhalation Solution products prior to the resolution of these ongoing legal proceedings, or there is a court determination that the products these companies wish to market do not infringe our patents, or that our patents are invalid or unenforceable, it would have a material adverse effect on our business, financial condition and results of operations. In addition, our previously issued guidance regarding our projected financial results may no longer be accurate, and we would have to revise such guidance.

  Desloratadine Abbreviated New Drug Applications

        Certain of Schering-Plough's CLARINEX products for which we receive sales royalties are currently the subject of patent infringement litigation. Since June 2007, the FDA has received ANDAs relating to various dosage forms of CLARINEX from eleven different generic pharmaceutical companies. These ANDA submissions include Paragraph IV certifications alleging that our patents, which Schering-Plough (as exclusive licensee of such patents) listed in the Orange Book for these products, are invalid, unenforceable or not infringed by the submitter's proposed product. We and the University of Massachusetts, co-owners of certain patents listed in the Orange Book, filed civil actions against these parties for patent infringement in the United States District Court for the District of New Jersey. In April 2008, the trial judge consolidated these cases for all purposes including discovery and trial. The court has not set a trial date. We believe that all of these ANDAs are subject to a statutory stay of approval until at least December 21, 2009 based on previous litigation commenced by Schering-Plough against these parties in separate civil actions involving another patent.

        In March 2008, we entered into a consent agreement with Glenmark Pharmaceuticals, Inc., or Glenmark, one of the eleven generic pharmaceutical companies that filed a Paragraph IV certification against our patents, whereby Glenmark agreed not to pursue its case and to not market CLARINEX 5mg tablets until the expiration of our patents listed by Schering-Plough in the Orange Book or until these patents are found invalid or unenforceable.

  Levocetirizine Abbreviated New Drug Applications

        Beginning in February 2008, we and UCB, S.A., or UCB, received notices from Synthon Pharmaceuticals, Inc., or Synthon, Sun Pharmaceutical Industries Limited of Andheri (East), or Sun,

Sandoz Inc., or Sandoz and Pliva Hrvatska D.O.O. and Barr, or Pliva/Barr, that each has filed an ANDA seeking approval to market a generic version of XYZAL 5 mg tablets, and that each ANDA contained a Paragraph IV certification alleging that United States Patent 5,698,558, owned by us and exclusively licensed to UCB, is invalid, unenforceable or not infringed. Beginning in April 2008, UCB filed in its name and on our behalf civil actions in the United States District Court for the Eastern District of North Carolina against Synthon, Sun, Sandoz, Pliva and Barr (Pliva's agent), an action against Synthon in the United States District Court for the District of Delaware, and actions against Sun and Pliva/Barr in the United States District Court for the District of New Jersey. The actions in Delaware and New Jersey have been voluntarily dismissed. We believe that all of these ANDAs are subject to a 30-month statutory stay of approval, the earliest of which, against Synthon, is scheduled to expire on or about August 29, 2010.

BROVANA Patent Infringement Claim

        In April 2007, we were served with a Complaint filed in the United States District Court for the Southern District of New York, C.A. No. 1:07-cv-2353, by Dey, L.P. and Dey, Inc., referred to collectively as Dey, alleging that the manufacture and sale of BROVANA infringes or will induce infringement of a single United States patent for which Dey owns all rights, title and interest. In April 2007, we filed an Answer and Counterclaims to this Complaint seeking to invalidate the originally asserted patent and a second related patent. In May 2007, Dey filed a reply asserting infringement of the second patent. Under the current trial scheduling order, the trial will begin no earlier than October 2, 2009. It is too early to make a reasonable assessment as to the likely outcome or impact of this litigation. We are unable to reasonably estimate any possible range of loss or liability related to this lawsuit due to its uncertain resolution.

        In March 2008, United States Patent 7,348,362, or the '362 patent, entitled "Bronchodilation b-agonist compositions and Methods" issued and Dey, L.P. is the assignee of the patent. In August 2008, the court granted our Motion to Amend our Answer and Counterclaims to seek declaratory judgment that the '362 patent is invalid and unenforceable and to add Mylan Inc. as a party.

XOPENEX Inhalation Solution LCA Matter

        In March 2006, the parties responsible for administrating the Medicare Part B prescription drug benefit for respiratory products on behalf of the CMS, which we refer to collectively as the Medicare Administration Subcontractors, announced their intention to implement a Least Costly Alternative, or LCA, reimbursement action for XOPENEX Inhalation Solution. If implemented, the LCA would reduce the Medicare Part B reimbursement paid for XOPENEX Inhalation Solution to the level of generic racemic albuterol.

        The LCA announcement in March 2006 was subsequently stayed by the Medicare Administration Subcontractors pending a National Coverage Analysis by CMS that we expected would determine the criteria for when XOPENEX Inhalation Solution would be appropriate for use by the Medicare population. CMS ultimately did not establish any national coverage criteria for short-acting beta-agonists and instead deferred any such action to the Medicare Administration Subcontractors. On April 10, 2008, the Medicare Administration Subcontractors announced their intention to implement the previously announced LCA, effective July 1, 2008.

        In June 2008, a preliminary injunction motion seeking to block the implementation of the LCA policy in advance of its July 1, 2008 effective date was filed in the District Court for the District of Columbia against certain of the Medicare Administration Subcontractors, among others, by four Medicare beneficiaries utilizing XOPENEX Inhalation Solution. These Medicare beneficiaries stated in the motion that they would be denied access to this drug if the LCA was implemented and as a result would suffer irreparable injury. Shortly following the filing of the motion, the Medicare Administration

Subcontractors announced they would suspend the LCA and not reinstate it at any time prior to December 31, 2008. CMS filed a motion to dismiss the Medicare beneficiary lawsuit on the grounds that the case is moot since, as given their decision to suspend the LCA, no LCA is in effect or pending that could cause irreparable injury to the beneficiaries.

        The reimbursement paid by CMS for XOPENEX Inhalation Solution has fallen significantly since July 1, 2007 as a result of the implementation of the blended Medicare Part B reimbursement rate for XOPENEX Inhalation Solution and generic racemic albuterol. Due to the decrease in the reimbursement rate, we have decided to no longer contract with home health care providers for XOPENEX Inhalation Solution beginning January 1, 2009. Accordingly, the Medicare beneficiaries have withdrawn the case as it is now moot and no further action is expected from the court.

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

Other Legal Proceedings

        We have been named as the defendant in two separate lawsuits filed in the United States District Court for the Middle District of Florida (Sharp, et al., filed July 17, 2008) and the United States District Court for the District of Arizona (Greaves, et al., served September 9, 2008) claiming that our pharmaceutical sales representatives should have been categorized as "non-exempt" rather than "exempt" employees under the Fair Labor Standards Act. Both lawsuits claim that we owe damages, overtime wages, interest, costs and attorneys' fees for periods preceding the filing of the respective actions. Other companies in the pharmaceutical industry face substantially similar lawsuits. Based upon the facts as presently known, we do not believe that it is likely that either collective action will result in liability that would be material to our financial position. We believe these lawsuits are without merit and we are prepared to defend against them vigorously.

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

        Until the year ended December 31, 2006, we had incurred net losses each year since our inception. It is possible we will not be able to maintain profitability on a quarterly or annual basis. We expect to continue to incur significant operating expenditures to further develop and commercialize our products and product candidates and in order to allow us to otherwise expand our product portfolio through drug discovery and business development efforts. As a result, we will need to generate significant revenues in future periods to achieve and maintain profitability. We cannot provide assurance that we will be able to maintain profitability for any substantial period of time. If revenues grow more slowly than we anticipate or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial condition will be materially and adversely affected. In addition, if we are unable to achieve, maintain or increase profitability on a quarterly or annual basis, the market price of our common stock may decline.

Almost all of our revenues are derived from sales of LUNESTA and XOPENEX Inhalation Solution, and our future success depends on the continued commercial success of these products as well as our other products.

        Approximately 80% of our total revenues for the nine months ended September 30, 2008 and approximately 89% of our total revenues for the year ended December 31, 2007 resulted from sales of LUNESTA and XOPENEX Inhalation Solution, and we expect that sales from these two products will continue to represent a significant majority of our revenues for the coming year. However, unit sales for both LUNESTA and XOPENEX Inhalation Solution decreased during the nine months ended September 30, 2008, as compared to the same period during the prior year, and may continue to decrease. As a result of the introduction of zolpidem tartrate, the generic equivalent to AMBIEN®, and other competitive products being marketed or developed by others, LUNESTA's market share and unit sales may continue to decrease. In addition to the decrease in XOPENEX Inhalation Solution unit sales, revenues from the sale of XOPENEX Inhalation Solution have been, and we expect will continue to be, adversely affected on a comparable basis as a result of changes in the Medicare Part B reimbursement rate. Moreover, the growth of the overall non-generic pharmaceutical market, which includes branded drugs such as LUNESTA and XOPENEX Inhalation Solution, has been declining, and may continue to decline, as a result of economic conditions and managed care trends. If sales of LUNESTA do not increase and if sales of XOPENEX Inhalation Solution in other markets do not offset the reduction in revenues resulting from the changes in Medicare Part B reimbursement for the product, we may not have sufficient revenues to achieve our business plan or repay our outstanding debt, and our business will not be successful.

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

        We cannot be certain that we will be able to continue to successfully commercialize LUNESTA and/or XOPENEX Inhalation Solution, that we will be able to successfully commercialize BROVANA, XOPENEX HFA, OMNARIS Nasal Spray and ALVESCO HFA Inhalation Aerosol, or that any of our products will be accepted in their markets. Specifically, the following factors, among others, could affect the level of success and market acceptance of our products:

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

        In addition, a number of the patents we own and/or license to third parties and for which we receive sales revenue or royalties are the subject of patent invalidation or revocation claims by companies seeking to introduce generic equivalents of the products covered by such patents. We can provide no assurance concerning the duration or outcome of any patent-related lawsuits. If we, or third parties from whom we receive royalties, are not successful in enforcing our respective patents, the companies seeking to market generic versions will not be excluded from marketing their generic versions of these products. Introduction of generic equivalents of any of these products before the expiration of our patents or the patents of our licensees could have a material adverse effect on our business.

Sales of XOPENEX Inhalation Solution have been adversely affected as a result of the changes in the Medicare Part B reimbursement rate, and our revenue may be further adversely affected as a result these changes.

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

        We estimate that as much as 15% of our XOPENEX Inhalation Solution units sold are subject to reimbursement under Medicare Part B. The reimbursement paid by CMS for XOPENEX Inhalation Solution has fallen significantly since July 1, 2007 as a result of the implementation of the blended Medicare Part B reimbursement rate for XOPENEX Inhalation Solution and generic albuterol. Due to the decrease in the reimbursement rate, we have decided to no longer contract with home health care providers for XOPENEX Inhalation Solution beginning January 1, 2009. Accordingly, we expect that our sales to Medicare Part B providers will decrease and, as a result, our aggregate unit sales and revenues will decrease. However, we expect the decrease in revenues will be proportionately less than the decrease in unit sales due to a reduction in the Medicaid rebate liability associated with sales of XOPENEX Inhalation Solution in the home health care market.

We have significant debt and we may not be able to make principal payments when due.

        As of September 30, 2008, our total debt was approximately $689.5 million. None of our 0% Series A notes due December 2008, our 0% Series B notes due December 2010 or our 0% notes due October 2024 restricts us or our subsidiaries' ability to incur additional indebtedness, including debt that ranks senior to the notes. The 0% notes due 2024 are senior to the Series A notes due 2008 and Series B notes due 2010. Additional indebtedness that we incur may in certain circumstances rank senior to or on parity with this debt. Our ability to satisfy our obligations will depend upon our future performance, which is subject to many factors, including factors beyond our control. The conversion prices for the 0% Series A notes due 2008 and 0% Series B notes due 2010 are $31.89 and $29.84, respectively. In December 2008, $72.8 million will be due on our 0% Series A notes. On October 31, 2008, the closing sale price of our common stock was $13.32. If the market price for our common stock does not exceed the conversion price, the holders of our outstanding convertible debt may decide not to convert their securities into common stock. For example, the holders of our 5% debentures did not convert such debentures into common stock, and on February 15, 2007, the maturity date for the 5% debentures, we repaid in cash the entire principal amount of $440.0 million, plus $11.0 million of accrued interest. Our 0% notes due 2024 are convertible into cash and, if applicable, shares of our common stock at a conversion price of approximately $67.20, at the option of the holders in October 2009, 2014, 2019 and 2024, as well as under certain circumstances. We may not be able to make the required cash payments upon maturity of our 0% Series B notes due 2010 or upon conversion of our 0% notes due 2024.

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

        As of September 30, 2008, we had approximately $220.8 million of outstanding debt that could be converted into common stock and an additional $468.7 million of outstanding debt that could be converted into cash and, if applicable, shares of our common stock. In order to reduce future payments due at maturity, we may, from time to time, depending on market conditions, repurchase additional outstanding convertible debt for cash; exchange debt for shares of our common stock, warrants, preferred stock, debt or other consideration; or a combination of any of the foregoing. The amounts involved in any such transactions, individually or in the aggregate, could be material. If we exchange shares of our capital stock, or securities convertible into or exercisable for our capital stock, for outstanding convertible debt or use proceeds from the issuance of convertible debt to fund redemption of outstanding convertible debt with a higher conversion ratio, the number of shares that we might issue as a result of such exchanges would significantly exceed the number of shares originally issuable upon conversion of such debt and, accordingly, such exchanges would result in material dilution to holders of our common stock. Repurchase of the notes could also adversely affect the trading market for such notes if the public float in such notes is materially reduced. We cannot provide assurance that we will repurchase or exchange any additional outstanding convertible debt.

We have identified a material weakness in our internal control over financial reporting that could adversely affect our ability to meet reporting obligations and negatively affect the trading price of our stock.

        A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. Accordingly, a material weakness increases the risk that the financial information we report contains material errors. As more fully described in Part I, Item 4, "Controls and Procedures" of this quarterly report on Form 10-Q, we have determined that we did not establish and/or maintain effective controls over the process to identify transactions with the potential to establish a new Medicaid best price, which affected the accuracy of the net revenue and product sales allowance and return accounts. Specifically, our controls over the calculation of Medicaid rebates were not designed to effectively monitor whether certain entities were appropriately exempt from the Medicaid best price calculation. Our management has determined that this control deficiency constitutes a material weakness, which resulted in the restatement of our consolidated financial statements as of and for the years ended December 31, 2006 and 2005 and selected financial data as of and for the years ended December 31, 2006, 2005, 2004 and 2003, as set forth in our Form 10-K filed on February 29, 2008, and the restatement of our unaudited quarterly information for the fiscal quarters ended March 31, June 30 and September 30, 2007 and 2006, as set forth in our amended and restated quarterly reports for these periods filed on Form 10-Q/A on May 7, 2008.

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

  •
  whether our debt will be paid in cash rather than converted into common stock pursuant to the terms of such debt;

  •
  whether the holders of our 0% notes due 2024 elect to require us to convert their notes into cash in October 2009;

  •
  our capital requirements; and

  •
  selling, marketing and manufacturing expenses in connection with commercialization of products.

Our effective tax rate may increase or fluctuate, which could increase our income tax expense and reduce our net income.

        Our effective tax rate could be adversely affected by several factors, many of which are outside of our control, including:

  •
  material differences between forecasted and actual tax rates as a result of a shift in the mix of pretax profits and losses in different tax jurisdictions, our ability to use tax credits, or effective tax rates by tax jurisdiction being different than our estimates;

  •
  changing tax laws, accounting standards, such as occurred with the introduction of FAS No. 123R and FIN No. 48, regulations, and interpretations in multiple tax jurisdictions in which we operate, as well as the requirements of certain tax rulings;

  •
  an increase in expenses not deductible for tax purposes, including certain stock-based compensation expense, write-offs of acquired in-process research and development and impairment of goodwill;

  •
  the tax effects of purchase accounting for acquisitions and restructuring charges that may cause fluctuations between reporting periods;

  •
  changes in the valuation of our deferred tax assets and liabilities;

  •
  changes in tax laws or the interpretation of such tax laws; and

  •
  tax assessments resulting from income tax audits or any related tax interest or penalties.

Our long-term investments include auction-rate securities that may not be accessible within the next 12 months and may experience a decline in value, which may adversely affect our liquidity and income.

        At September 30, 2008, $77.1 million of our investment portfolio was invested in AAA rated investments in auction-rate securities. Auction-rate securities are long-term variable rate bonds tied to short-term interest rates. After the initial issuance of the securities, the interest rate on the securities is reset periodically, at intervals established at the time of issuance (primarily every 28 days), based on market demand for a reset period. Auction-rate securities are bought and sold in the marketplace through a competitive bidding process often referred to as an auction. If there is insufficient interest in the securities at the time of an auction, the auction may not be completed and the rates may be reset to predetermined "penalty" or "maximum" rates.

        Substantially all of our auction-rate securities are backed by pools of student loans guaranteed by FFELP, and we continue to believe that the credit quality of these securities is high based on this guarantee and other collateral. Auctions for these securities began failing in the first quarter of 2008 and continued to fail throughout the second and third quarters, which we believe is a result of the recent uncertainties in the credit markets. Consequently, the investments are not currently liquid, and we will not be able to access these funds until a future auction of these investments is successful, a buyer is found outside of the auction process, the security is called or the underlying securities have matured. At the time of our initial investment and through the date of this report, all of our auction-rate securities remain AAA rated. We believe we have the ability to hold these investments until the lack of liquidity in these markets is resolved. As a result, we continue to classify the entire balance of auction-rate securities as non-current available-for-sale investments at fair value on our unaudited condensed consolidated balance sheet.

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

        At September 30, 2008, because of the temporary declines in fair value for the auction-rate securities, which we attribute to liquidity matters rather than credit issues as discussed above, we have classified our auction-rate securities at Level 3, as defined under SFAS 157 framework and described in Note 13 "Fair Value Measurements", of our condensed consolidated financial statements included in this quarterly report on Form 10-Q, with a fair value of $77.1 million. The fair value of these auction-rate securities are estimated utilizing a trinomial discounted cash flow analysis, which was compared, when possible, to other observable market data or inputs with similar characteristics. The assumptions used in preparing the discounted cash flow analysis include estimates for the maximum interest rate, the probability of passing, failing or default at each auction, the severity of default and the discount rate. Based on this assessment of fair value, as of September 30, 2008, we determined there was a decline in fair value of our auction-rate securities investments of $3.8 million, which we deem temporary. If current market conditions deteriorate further, we may be required to record additional unrealized losses in other comprehensive income. If the credit ratings of the security issuers deteriorate, the anticipated recovery in market values does not occur, or we need funds from the auction-rate securities to meet working capital needs, we may be required to adjust the carrying value of these investments through impairment charges recorded to earnings, as appropriate, which could be material.

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
  timing of product introductions;

  •
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

  •
  a finding that our products infringe the patents of a third-party;

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

        Various provisions of our certificate of incorporation and by-laws and of Delaware corporate law may discourage, delay or prevent a change of control or takeover attempt of our company by a third-party that is opposed by our management and board of directors. Public stockholders who might desire to participate in such a transaction may not have the opportunity to do so. These anti-takeover provisions could substantially impede the ability of public stockholders to benefit from a change of control or change in our management and board of directors. These provisions include:

  •
  preferred stock that could be issued by our board of directors to make it more difficult for a third-party to acquire, or to discourage a third-party from acquiring, a majority of our outstanding voting stock;

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

  LUNESTA

        For insomnia treatments, LUNESTA faces intense competition from established branded and generic products in several drug classes including benzodiazepines, non-benzodiazepines, melatonin agonists, select antidepressants, and others. We estimate that our existing LUNESTA prescriptions account for less than 10% of the total, annual prescriptions currently being written in the United States for insomnia pharmaceutical therapies. Furthermore, LUNESTA faces substantial competition from non-prescription, over-the-counter and dietary supplement insomnia product options. During the nine months ended September 30, 2008, partially as a result of increasing competition, LUNESTA unit sales and market share have been decreasing. We expect that LUNESTA will face increasing competition from a generic version of AMBIEN, which was introduced in April 2007, a generic version of AMBIEN CR® (zolpidem tartrate extended release), which we believe could be introduced as early as March 2009, and therapies in clinical development and under FDA review for the treatment of insomnia. We may also face additional competition in the event of commercial introduction of a generic version of LUNESTA. To continue to be successful with LUNESTA, we must continue to demonstrate that LUNESTA's safety and efficacy features are superior to those of competing branded and generic products, some of which may be less expensive than LUNESTA.

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

  OMNARIS Nasal Spray

        OMNARIS Nasal Spray, a corticosteroid nasal spray, competes with perennial and seasonal allergic rhinitis treatments, and faces competition from oral antihistamines, intranasal antihistamines, intranasal decongestants, other intranasal corticosteroids, intranasal mast cell stabilizers, and antileukotrienes. We estimate that our existing OMNARIS Nasal Spray prescriptions account for less than 1% of the total annual prescriptions currently being written in the United States for allergic rhinitis pharmaceutical therapies, and less and 1% of inhaled nasal corticosteroid allergic rhinitis pharmaceutical therapies, specifically. To be successful with OMNARIS Nasal Spray, we must demonstrate that OMNARIS Nasal Spray's safety and efficacy features are superior to those of competing branded and generic products, some of which may be less expensive than OMNARIS Nasal Spray and may be available without a prescription. We may also face additional competition in the event of commercial introduction of a generic version of OMNARIS Nasal Spray.

  ALVESCO HFA Inhalation Aerosol

        ALVESCO HFA Inhalation Aerosol, an inhaled corticosteroid in a MDI, competes with other asthma therapies, including asthma controller therapies, and faces competition from leukotriene receptor antagonists, inhaled corticosteroid/long-acting beta-agonist combinations, monotherapy long-acting beta-agonists and other monotherapy inhaled corticosteroids. In addition, several of the aforementioned categories will have generic product entries in the future, which will likely result in competitive products that are less expensive than ALVESCO HFA Inhalation Aerosol. To be successful with ALVESCO HFA Inhalation Aerosol, we must demonstrate that its safety and efficacy features are superior to that of competing branded products and, upon the entry of generic competition, these features outweigh the higher price compared to such generic competition.

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

        We sell our products primarily through our direct sales force. During the fourth quarter of 2007, we reduced our direct sales force by approximately 300 positions. We recently increased our sales force capacity in order to accommodate the commercialization of OMNARIS Nasal Spray and ALVESCO HFA Inhalation Aerosol. The costs of the increase in sales force capacity willoffset the decrease in sales and marketing expenses we expected to realize as a result of the December 2007 sales force reduction. Any future expansion of the direct sales force will also require us to incur significant expenses. To the extent we expand our direct sales force in anticipation of receiving marketing approval for products under development, commercially introducing newly developed or acquired products and/or expected sales growth, we may again be forced to reduce our sales force if our expectations are not realized. In addition, our sales force reduction, and any future sales force reduction, may make it more difficult for us to attract the qualified sales people necessary to implement necessary sales force expansion, attract and retain qualified sales people necessary to maintain sales levels and/or to support potential sales growth and sales of additional products we may commercialize in the future.

We sell our products primarily through a direct sales force, and if we are not successful in attracting and retaining qualified sales personnel, we may not be successful in commercializing our products.

        We have established a sales force to market our products. Our ability to realize significant revenues from direct marketing and sales activities depends on our ability to attract and retain qualified sales personnel. Competition for qualified sales personnel is intense. Our sales force reduction in late 2007 could harm our ability to attract and retain qualified sales personnel, which would prevent us from successfully expanding our marketing and direct sales force on a timely or cost effective basis and from successfully commercializing our newly acquired products. In addition, any failure to attract and retain qualified sales personnel in the future, could impair our ability to maintain sales levels, successfully commercialize new products and/or support expected future sales growth. Our sales force reduction in late 2007, and any future sales force reduction, could also result in temporary lack of focus and reduced productivity among our sales personnel. If our sales organization does not devote the time and resources necessary to attain sales projections, we may not be able to achieve anticipated revenues and our financial condition and operating results could be harmed.

        We increased our sales force capacity in order to accommodate the commercialization of OMNARIS Nasal Spray and ALVESCO HFA Inhalation Aerosol. This increase is being effectuated through the services of a contract sales organization. We may also need to enter into additional co-promotion, contract sales force or other such arrangements with third parties, for example, where our own direct sales force is not large enough or sufficiently well aligned to achieve maximum penetration in the market. We may not be successful in entering into any co-promotion, contract sales force or other such arrangements, and the terms of any co-promotion, contract sales force or other such arrangements may not be favorable to us.

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

  •
  longer accounts receivable payment cycles and difficulties in collecting accounts receivable; and

  •
  governmental activities related to pricing for products outside of the United States.

        If we are unable to meet and overcome these challenges, our international operations may not be successful, which would limit the growth of our business and could adversely impact our results of operations.

If we, our collaboration partners or our third-party manufacturers do not comply with current GMP regulations, then the FDA or other regulatory authorities could refuse to approve marketing applications or force us to recall or withdraw our marketed products.

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

        We have entered into wholesaler fee-for-service agreements, or FFSAs, with several of our customers. Under the FFSAs, we pay a fee to maintain certain minimum inventory levels. We believe it is beneficial to enter into FFSAs to establish specified levels of product inventory to be maintained and to obtain more precise information as to the level of our product inventory available throughout the product distribution channel. We record the cost associated with the FFSAs as revenue deductions. We cannot be certain that the FFSAs will be effective in limiting speculative purchasing activity, that there will not be a future drawdown of inventory as a result of minimum inventory requirements, or otherwise, or that the inventory level data provided through our FFSAs are accurate. If speculative purchasing does occur, if these customers significantly decrease their inventory levels, or if inventory level data provided through FFSAs is inaccurate, our business, financial condition, cash flows and results of operations may also be adversely affected.

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

Our sales depend on payment and reimbursement from third-party payors, and limitations on coverage availability or a reduction in payment rate or reimbursement could result in decreased use or sales of our products.

        Sales of our products are dependent, in part, on the availability of reimbursement from third-party payors such as Federal, state and foreign government agencies under programs such as Medicare and Medicaid, and private insurance plans. Third-party payors continually attempt to contain or reduce the cost of health care by challenging the prices charged for medical products and services. We may not be able to sell our products profitably if reimbursement is unavailable or coverage is limited in scope or amount.

        There have been, there are, and we expect there will continue to be, state and Federal legislative and/or administrative proposals that could limit the amount that state or Federal governments will pay to reimburse the cost of pharmaceutical products. Legislative or administrative acts including, but not limited to, bundling multiple products into the same reimbursement code, imposing LCAs that reference the reimbursement for our products to that of lower priced alternative therapies, conducting comparative effectiveness evaluations, and changing the manner in which reimbursement is calculated for prescription drugs, can reduce reimbursement for our products and could adversely affect our business. In addition, private insurers, such as MCOs, may adopt their own coverage restrictions or demand price concessions in response to legislation or administrative action. Reduction in reimbursement for our products could have a material adverse effect on our results of operations. Also, the increasing emphasis on managed care in the United States may put increasing pressure on the price and usage of our products, which may adversely affect product sales. Further, when a new drug product is approved, governmental and/or private reimbursement for that product is uncertain, as is the amount for which that product will be reimbursed and the extent of coverage for the product. We cannot predict availability or amount of reimbursement for our approved products or product candidates and current reimbursement policies for our marketed products may change at any time.

        The MMA established a prescription drug benefit beginning in 2006 for all Medicare beneficiaries. We do not know the extent to which our marketed products will continue to be included in the Medicare prescription drug benefit, and we may be required to provide significant discounts or rebates to drug plans participating in the Medicare drug benefit. Moreover, Congress may enact legislation that permits the Federal government to directly negotiate price and demand discounts on pharmaceutical products that may implicitly create price controls on prescription drugs. In addition, MCOs, Health Maintenance Organizations, or HMOs, Preferred Provider Organizations, or PPOs, health care institutions and other government agencies continue to seek price discounts. MCOs, HMOs, PPOs and private health plans administer the Medicare drug benefit, leading to managed care and private health plans influencing prescription decisions for a larger segment of the population. In addition, certain states have proposed, and certain other states have adopted, various programs to control prices for their seniors' and low-income drug programs, including price or patient reimbursement constraints, restrictions on access to certain products, importation from other countries, such as Canada, and bulk purchasing of drugs.

        As we enter into agreements to license our products for commercialization outside of the United States, we may be subject to pricing decisions made by regulatory bodies and private insurers around the world. Such pricing decisions may affect royalty rates and payments made to us under those agreements, or decisions whether or not to commercialize our products in the applicable jurisdiction. Efforts to obtain pricing decisions are often the responsibility of the third-party licensee and we cannot predict the success of any third-party in obtaining desirable pricing, or how the actions of such third- party or any regulatory body or private insurer will affect the ultimate commercial benefits of those transactions.

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

  •
  other Medicare and Medicaid laws and regulations that establish requirements for coverage and payment for marketing our products, including the amount of such payments;

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

        In May 2001, an advisory panel to the FDA recommended that the FDA allow certain popular allergy medications to be sold without a prescription. In November 2002 and November 2007, the FDA approved CLARITIN® and ZYRTEC®, respectively, both allergy medications, to be sold without a prescription. In the future, the FDA may allow the sale of additional allergy medications without a prescription. The sale of CLARITIN, ZYRTEC and/or, if allowed, other allergy medications without a prescription, may have a material adverse effect on our business because the market for prescription drugs, including CLARINEX and XYZAL/XUSAL for which we receive royalties on sales, has been and may continue to be, adversely affected.

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

Failure to comply with existing and future environmental, safety and health laws and regulations could adversely affect our results of operations and financial condition.

        We are subject to numerous environmental, safety and health laws and regulations. These laws and regulations govern, among other things, the generation, use and storage of hazardous materials as well as the health and safety of our employees. Our operations can involve the handling of hazardous and other highly regulated materials which, if not properly handled or disposed of, could subject us to civil and criminal liabilities under these laws and regulations. We may have not been, and we may not at all times in the future be, in compliance with such environmental, safety and health laws and regulations.

        The costs of complying with existing and future environmental, safety and health laws and regulations may be significant. In addition to these costs, the costs and expenses associated with any future claims for personal injury or the clean-up of hazardous materials could adversely affect our results of operations and financial condition.

Risks Related to Our Intellectual Property

If we or our collaboration partners fail to adequately protect or enforce our respective intellectual property rights, then we could lose revenue under our licensing agreements or lose sales to generic equivalents of our marketed products.

        Our success depends in large part on our ability, and the ability of our collaboration partners, to obtain, maintain and successfully enforce patents, and protect trade secrets. Our ability to commercialize any drug successfully will largely depend upon our ability, and the ability of our collaboration partners, to obtain and maintain patents, including successful enforcement of those patents, of sufficient scope to prevent third parties from developing the same or substantially equivalent products. In the absence of patent and trade secret protection, competitors may adversely affect our business by independently developing and marketing the same or substantially equivalent products. It is also possible that we could incur substantial costs if we are required to initiate litigation against others to protect or enforce our intellectual property rights.

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

If we or our licensees do not prevail against those parties seeking to market generic versions of our products or products for which we receive royalties, our business will be adversely affected and we may not have sufficient revenues to achieve our business plan or repay our outstanding debt.

        With respect to XOPENEX Inhalation Solution, Breath, Dey, L.P., Barr, Teva Pharmaceuticals U.S.A., or Teva, Watson Laboratories, Inc., or Watson, and Apotex Inc., or Apotex, have filed ANDAs including Paragraph IV certifications with the FDA seeking to market a generic version of levalbuterol hydrochloride inhalation solution before our patents expire. Patent infringement litigation remains outstanding against Dey, L.P., and Barr, but we have decided not to commence litigation against Watson, Teva and Apotex as their respective Paragraph IV certifications are limited to a single patent that expires in 2021.

        In April 2008, we entered into a settlement and license agreement with Breath to resolve our patent infringement litigation against Breath. The agreement permits Breath to sell its generic versions of these XOPENEX Inhalation Solution products (1.25 mg/3 mL, 0.63 mg/3 mL and 0.31 mg/3 mL) in the United States under terms of an exclusive 180 day license commencing on August 20, 2012 and a non-exclusive license thereafter. Upon launch, Breath will pay us a double-digit royalty on gross profits generated from the sales of generic versions of these XOPENEX Inhalation Solution products. Under the agreement, Breath agrees not to sell any of the products covered by our patents that are the subject of the license before the date on which the license commences. On May 1, 2008, the parties submitted to the court an agreed order of dismissal without prejudice, which the court approved. The litigation is now concluded.

        In April 2008, we also entered into a supply agreement with Breath whereby, effective August 20, 2012, we will exclusively supply levalbuterol products (1.25 mg/3 mL, 0.63 mg/3 mL and 0.31 mg/3 mL) to Breath, under our NDA for a period of 180 days, which we refer to as the Initial Term, and on a non-exclusive basis for two and one-half years thereafter. In addition to the royalties described above, Breath will pay us on a cost plus margin basis for supply of these levalbuterol products. The supply agreement contains provisions regarding termination for cause and convenience, including either party's right to terminate the agreement at any time after the Initial Term upon nine months written notice. Both the exclusive license under the settlement and license agreement and the exclusive supply obligations under the supply agreement could become effective prior to August 20, 2012 if a third-party launches a generic version of those dosages of XOPENEX Inhalation Solution or if the parties otherwise mutually agree.

        On May 9, 2008, we provided to the Federal Trade Commission and Department of Justice Antitrust Division the notifications of the settlement with Breath as required under Section 1112(a) of the MMA. The settlement with Breath and the other agreements with Breath and its affiliates, including the supply agreement, the agreement for the acquisition of Oryx and license agreements with Arrow, may be reviewed by antitrust enforcement agencies, such as the Federal Trade Commission and Department of Justice Antitrust Division. There can be no assurances that governmental authorities will not seek to challenge the settlement with Breath or that a competitor, customer or other third-party will not initiate a private action under antitrust or other laws challenging the settlement with Breath. We may not prevail in any such challenges or litigation and, in any event, may incur significant costs in the event of an investigation or in defending any action under antitrust laws.

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

        Certain of Schering-Plough's CLARINEX products for which we receive sales royalties are currently the subject of patent infringement litigation. Since June 2007, the FDA has received ANDAs relating to various dosage forms of CLARINEX from eleven different generic pharmaceutical companies. These ANDA submissions include Paragraph IV certifications alleging that our patents, which Schering-Plough (as exclusive licensee of such patents) listed in the Orange Book for these products, are invalid, unenforceable or not infringed by the submitter's proposed product. We and the University of Massachusetts, co-owners of certain patents listed in the Orange Book, filed civil actions against these parties for patent infringement in the United States District Court for the District of New Jersey. In April 2008, the trial judge consolidated these cases for all purposes including discovery and trial. The court has not set a trial date. We believe that all of these ANDAs are subject to a statutory stay of approval until at least December 21, 2009 based on previous litigation commenced by Schering-Plough against these parties in separate civil actions involving another patent.

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

        Patent litigation involves complex legal and factual questions. We can provide no assurance concerning the duration or outcome of any patent related lawsuits. If we, third parties from whom we receive royalties, or third parties from whom we have licensed products or received other rights to commercialize products, are not successful in enforcing our respective patents, the companies seeking to market generic versions of our market drugs and the drugs of our licensees will not be excluded, for the full term of our patents, from marketing their generic versions of our marketed products or third-party products for which we have licensed rights to our patents. Introduction of generic equivalents of any of our marketed products or third-party products for which we have licensed rights to our patents before the expiration of our patents would have a material adverse effect on our business.

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

If we face a claim of intellectual property infringement by a third-party, then we could be liable for significant damages or be prevented from commercializing our products.

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

        Others may file suit against us alleging that our marketed products or product candidates infringe patents they hold. Even if resolved in our favor, any patent infringement litigation would be costly, would require significant time and attention of our management, could prevent us from commercializing our products for a period of time, could require us to pay significant damages and could have a material adverse effect on our business. If the matter is not resolved in our favor, we could be required to pay significant damages and/or be prevented from commercializing our product and our business could be materially adversely affected. In April 2007, we were served with a Complaint filed by Dey, alleging that the manufacture and sale of BROVANA infringes or will induce infringement of a single United States patent for which Dey owns all rights, title and interest. In April 2007, we filed an Answer and Counterclaims to this Complaint seeking to invalidate the originally asserted patent and a second related patent. In May 2007, Dey filed a reply asserting infringement of the second patent. Under the current trial scheduling order, the trial will begin no earlier than

October 2, 2009. It is too early to make a reasonable assessment as to the likely outcome or impact of this litigation. We are unable to reasonably estimate any possible range of loss or liability related to this lawsuit due to its uncertain resolution.

        In March 2008, United States Patent 7,348,362 entitled "Bronchodilation b-agonist compositions and Methods" issued and Dey, L.P. is the assignee of the patent. In August 2008, the court granted our Motion to Amend our Answer and Counterclaims to seek declaratory judgment that the '362 patent is invalid and unenforceable and to add Mylan Inc. as a party.

        If any of our trademarks or the trademarks we license from our third-party collaborators, or our use of any of these trademarks in connection with products we commercialize, is challenged, we or our third-party collaborators may be forced to rename the affected product or product candidate, which could be costly and time consuming, and would result in the loss of any brand equity associated with the product name.

Risks Related to Our Dependence on Third Parties

If any third-party collaborator is not successful in development or commercialization of our products and product candidates, we may not realize the potential commercial benefits of the arrangement and our results of operations could be adversely affected.

        We have entered into a collaboration agreement with 3M Corporation, or 3M, for the manufacturing of XOPENEX HFA. Under this agreement, we license certain proprietary technology from 3M, and it is responsible for manufacturing the MDI formulation of XOPENEX. We have also entered into agreements with Eisai and GSK for development and commercialization of our eszopiclone product, marketed as LUNESTA in the United States. Under the Eisai agreement, Eisai will be responsible for completing remaining clinical trials necessary for attaining marketing approval from the Japanese regulatory authorities and, contingent on regulatory approval, commercialization of the product in Japan. Under the GSK agreement, GSK is responsible for the development and commercialization of the product for all markets worldwide, excluding the United States, Canada, Mexico and Japan. In addition, we have entered into a license agreement with Bial for the development and commercialization in the United States and Canada of Bial's eslicarbazepine acetate anti-epileptic compound. Under this agreement, Bial is responsible for certain development activities and prosecuting all patents and patent applications it licensed to us. We have also entered into a distribution and development agreement with Nycomed for the development, commercialization and distribution in the United States, its territories and possessions of Nycomed's ciclesonide compound, and certain products incorporating such compound, including ALVESCO HFA Inhalation Aerosol and OMNARIS Nasal Spray. Under this agreement, Nycomed is responsible for prosecuting all patents and patent applications with respect to these products. Most recently, we entered into two license and development agreements with Arrow for the development and commercialization of Arrow's levalbuterol/ipratropium combination inhalation solution candidate and for the development and commercialization of a ciclesonide standalone product and a ciclesonide/arformoterol combination product utilizing Arrow's know-how and intellectual property rights related to stable sterile suspension formulations and other technology.

        If 3M, Eisai, GSK, Bial, Nycomed, Arrow or any future development or commercialization collaborator does not devote sufficient time and resources to its collaboration arrangement with us, breaches or terminates its agreement with us, fails to perform its obligations to us in a timely manner, is unsuccessful in its development and/or commercialization efforts, or is unsuccessful in obtaining, maintaining or enforcing patents, and/or protecting trade secrets we license to or from such collaborator, we may not realize the potential commercial benefits of the arrangement and our results of operations may be adversely affected. In addition, if regulatory approval or commercialization of any product candidate under development by or in collaboration with a partner is delayed or limited, we may not realize, or may be delayed in realizing, the potential commercial benefits of the arrangement. For example, in October 2008, the CHMP of the EMEA issued an opinion recommending the grant of a marketing authorization for LUNIVIA brand eszopiclone in the EU for the treatment of insomnia; however, the opinion did not include a new active substance designation, which we believe would enable more favorable commercialization of the product. While we have requested a re-examination of the opinion relative to the exclusion of the new active substance designation, if such designation is not granted, we may not realize the expected commercial benefit of our LUNIVIA arrangement.

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

        We currently operate a manufacturing plant that we believe can meet our commercial requirements of the active pharmaceutical ingredient for XOPENEX Inhalation Solution, XOPENEX HFA and BROVANA, partially fulfill our commercial requirements of the active pharmaceutical ingredient for LUNESTA, and support production of our internally developed product candidates in amounts needed for our clinical trials. However, we do not have facilities for manufacturing pharmaceutical dosage forms or finished drug products. Developing and obtaining this capability would be time consuming and expensive. Unless and until we develop this capability, we will rely substantially, and in some cases, entirely, on third-party manufacturers. Catalent Pharma Solutions, LLC, or Catalent, formerly Cardinal Health, Inc., and Holopack International Corporation, or Holopack, are currently our only finished goods manufacturers of our XOPENEX Inhalation Solution, and Catalent is currently the sole finished goods manufacturer of BROVANA. Patheon Inc., or Patheon, is the sole manufacturer of LUNESTA, and 3M is the sole manufacturer and supplier of XOPENEX HFA. Certain components of XOPENEX HFA are available from only a single source. If Catalent, Holopack, Patheon, 3M, or any of our sole-source component suppliers experiences delays or difficulties in producing, packaging or delivering XOPENEX Inhalation Solution, XOPENEX HFA or its components, BROVANA or LUNESTA, as the case may be, we could be unable to meet our customers' demands for such products, which could lead to lost sales, customer dissatisfaction and damage to our reputation. Moreover, if we experience delays or difficulties meeting our supply obligations to GSK and Eisai as a result of our third-party suppliers and manufacturers not meeting our demands, or for any other reason, we may not realize the potential commercial benefits of our supply and/or licensing arrangements with these parties and our results of operations may be adversely affected. If we are required to change manufacturers, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines, including FDA guidelines. The delays associated with the verification of a new manufacturer for XOPENEX Inhalation Solution, XOPENEX HFA or its components, BROVANA or LUNESTA could adversely affect our ability to produce such products in a timely manner or within budget.

        Pursuant to our distribution, development and commercialization agreement with Nycomed, Nycomed will be responsible for exclusively manufacturing and supplying us with our requirements of ALVESCO HFA Inhalation Aerosol and OMNARIS Nasal Spray. Furthermore, in the event that we develop and commercialize any additional products containing the ciclesonide compound, including OMNARIS HFA, we will rely on Nycomed and/or other third parties for the manufacture and supply of such products. If any manufacturer of a ciclesonide product experiences delays or difficulties in producing, packaging or delivering ALVESCO HFA Inhalation Aerosol, OMNARIS Nasal Spray or other products containing the ciclesonide compound, we could be unable to meet our customers' demands for such products, which could lead to lost sales, customer dissatisfaction and damage to our reputation.

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

        We are currently commercializing six products. In addition, we recently acquired from Nycomed the development rights to one late-stage product candidate, OMNARIS HFA, and recently licensed two late-stage product candidates, eslicarbazepine acetate and a levalbuterol/ipratropium combination inhalation solution, from Bial and Arrow, respectively. However, all of our other product candidates are in the early stages of development. In order to increase the likelihood that we will be able to successfully develop and/or commercialize additional drugs, we intend to acquire and develop additional product candidates and/or approved products. The success of this growth strategy depends upon our ability to correctly establish criteria for such acquisitions and successfully identify, select and acquire product candidates and/or products that meet such criteria. We will be required to integrate any acquired product candidates, including the product candidates we recently licensed from Bial and Arrow and product candidates we are developing pursuant to our agreement with Nycomed, into our research and development operations and any acquired products, including ALVESCO HFA Inhalation Aerosol and OMNARIS Nasal Spray into our sales and marketing operations. Managing the development and/or commercialization of a new product involves numerous other financial and operational risks, including difficulties allocating resources between existing and acquired assets and attracting and retaining qualified employees to develop and/or sell the product.

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

ITEMS 2-5.    NONE

ITEM 6.    EXHIBITS

10.1	Amended and Restated Employment Agreement by and between the Registrant and Adrian Adams dated November 6, 2008
10.2	Amended and Restated Employment Agreement by and between the Registrant and Mark H.N. Corrigan, M.D. dated November 6, 2008
10.3	Amended and Restated Employment Agreement by and between the Registrant and Mark Iwicki dated November 6, 2008
10.4	Amended and Restated Employment Agreement by and between the Registrant and Andrew I. Koven dated November 6, 2008
10.5	Amended and Restated Employment Agreement by and between the Registrant and Richard Ranieri dated November 6, 2008
10.6	Amended and Restated Employment Agreement by and between the Registrant and Robert F. Scumaci dated November 6, 2008
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEPRACOR INC.
Date: November 7, 2008	By:	/s/ ADRIAN ADAMS Adrian Adams President and Chief Executive Officer (Principal Executive Officer)
Date: November 7, 2008	By:	/s/ ROBERT F. SCUMACI Robert F. Scumaci Executive Vice President and Chief Financial Officer (Principal Accounting Officer)

 Exhibit Index

Exhibit No.	Description
10.1	Amended and Restated Employment Agreement by and between the Registrant and Adrian Adams dated November 6, 2008
10.2	Amended and Restated Employment Agreement by and between the Registrant and Mark H.N. Corrigan, M.D. dated November 6, 2008
10.3	Amended and Restated Employment Agreement by and between the Registrant and Mark Iwicki dated November 6, 2008
10.4	Amended and Restated Employment Agreement by and between the Registrant and Andrew I. Koven dated November 6, 2008
10.5	Amended and Restated Employment Agreement by and between the Registrant and Richard Ranieri dated November 6, 2008
10.6	Amended and Restated Employment Agreement by and between the Registrant and Robert F. Scumaci dated November 6, 2008
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

  PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements
SEPRACOR INC. CONDENSED CONSOLIDATED BALANCE SHEETS (In Thousands)
SEPRACOR INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (In Thousands, Except Per Share Amounts)
SEPRACOR INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (In Thousands)
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
PART II OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 1A. RISK FACTORS
  ITEMS 2-5. NONE
  ITEM 6. EXHIBITS
SIGNATURES
Exhibit Index