Form 10-Q
period 2009-03-31
SEPRACOR INC /DE/
filed 2009-05-08
CIK 877357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2009
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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web Site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files. Yes ☐    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        The number of shares outstanding of the registrant's class of Common Stock as of April 30, 2009 was 109,302,632 shares.

SEPRACOR INC.
INDEX

PART 1—FINANCIAL INFORMATION

Item I.    Financial Statements

SEPRACOR INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Par Value Amounts)

	March 31, 2009	December 31, 2008
	(Unaudited)	(as adjusted)
Assets
Current assets:
Cash and cash equivalents	$512,371	$629,255
Short-term investments	73,945	62,376
Accounts receivable, net	159,797	177,457
Inventories	62,811	69,003
Deferred tax asset	120,160	121,919
Other current assets	37,509	32,417

Total current assets	966,593	1,092,427
Long-term investments	142,685	74,199
Property and equipment, net	122,217	117,874
Intangible assets, net	150,848	154,936
Goodwill	19,470	19,898
Deferred tax asset	320,690	342,200
Other assets	5,127	5,790

Total assets	$1,727,630	$1,807,324

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$14,584	$20,429
Accrued expenses	121,090	138,852
Current portion of long-term debt	232,848	367,101
Product sales allowances and reserves	288,080	276,589
Restructuring	19,835	—
Other current liabilities	38,983	37,903

Total current liabilities	715,420	840,874
Long-term debt	148,020	148,326
Deferred tax liabilities	4,625	5,577
Other liabilities	88,896	87,908

Total liabilities	956,961	1,082,685

Stockholders' equity:
Preferred stock, $1.00 par value, 1,000 shares authorized; none outstanding at March 31, 2009 and December 31, 2008	—	—
Common stock, $.10 par value, 240,000 shares authorized at March 31, 2009 and December 31, 2008; 113,553 and 113,357 shares issued, 109,292 and 109,096 shares outstanding, at March 31, 2009 and December 31, 2008, respectively	11,355	11,335
Treasury stock, at cost (4,261 shares at March 31, 2009 and December 31, 2008)	(232,028)	(232,028)
Additional paid-in capital	2,040,504	2,029,475
Accumulated deficit	(1,029,260)	(1,064,437)
Accumulated other comprehensive loss	(19,902)	(19,706)

Total stockholders' equity	770,669	724,639

Total liabilities and stockholders' equity	$1,727,630	$1,807,324

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

SEPRACOR INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In Thousands, Except Per Share Amounts)

	Three Months Ended
	March 31, 2009	March 31, 2008
		(as adjusted)
Revenues:
Product sales	$306,854	$305,544
Royalties and license fees	23,318	15,235

Total revenues	330,172	320,779

Costs and expenses:
Cost of product sold	31,703	27,587
Cost of royalties	373	489
Research and development	59,224	66,229
Research and development—in process upon acquisition	—	39,237
Selling, marketing and distribution	120,591	155,331
General and administrative	22,838	23,319
Amortization of intangible assets	1,496	2,265
Restructuring	27,536	(300)

Total costs and expenses	263,761	314,157

Income from operations	66,411	6,622
Other income (expense):
Interest income	1,881	8,169
Loss on extinguishment of debt	(490)	—
Interest expense	(7,951)	(6,696)
Equity in investee losses	(205)	(203)
Other income (expense)	195	(78)

Income before income taxes	59,841	7,814
Income taxes	24,664	696

Net income	$35,177	$7,118

Basic net income per common share	$0.32	$0.07

Diluted net income per common share	$0.31	$0.06

Shares used in computing basic and diluted net income per common share:
Basic	109,206	107,770
Diluted	114,414	115,710

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

SEPRACOR INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	Three Months Ended
	March 31, 2009	March 31, 2008
		(as adjusted)
Cash flows from operating activities:
Net income	$35,177	$7,118
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	8,867	7,312
Research and development—in process upon acquisition	—	39,237
Interest accretion on license fee liabilities	3,099	—
Loss on extinguishment of debt	490	—
Settlement of accreted interest on convertible debt	(31,395)	—
Interest related to accretion of debt discount	4,799	6,641
Equity in investee losses	205	203
Stock compensation	9,215	10,370
Deferred income taxes	22,362	—
Changes in operating assets and liabilities:
Accounts receivable	17,630	(57,202)
Inventories	5,876	(5,294)
Other assets	(5,472)	(29,890)
Accounts payable	(5,782)	13,725
Accrued expenses	(17,634)	(78,069)
Product sales allowances and reserves	11,491	6,482
Other liabilities	19,432	12,421

Net cash provided by (used in) by operating activities	78,360	(66,946)

Cash flows from investing activities:
Purchases of available-for-sale investments	(71,498)	(29,029)
Sales of available-for-sale investments	2,837	33,552
Maturities of available-for-sale investments	—	16,925
Purchases of held-to-maturity investments	(60,287)	(108,630)
Maturities of held-to-maturity investments	50,040	174,686
Additions to property and equipment	(9,966)	(8,224)
Payments for purchased intangibles	—	(150,000)

Net cash used in investing activities	(88,874)	(70,720)

Cash flows from financing activities:
Net proceeds from issuance of common stock	1,833	1,311
Repayments of long-term debt and capital leases	(108,028)	(293)

Net cash (used in) provided by financing activities	(106,195)	1,018

Effect of exchange rate changes on cash and cash equivalents	(175)	(99)

Net decrease in cash and cash equivalents	(116,884)	(136,747)
Cash and cash equivalents at beginning of period	$629,255	$598,929

Cash and cash equivalents at end of period	$512,371	$462,182

Supplemental schedule of cash flow information:
Cash paid during the period for interest	$29	$55
Cash paid during the period for income taxes	$5,914	$2,827

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Presentation

        The accompanying condensed consolidated interim financial statements are unaudited and have been prepared on a basis substantially consistent with the audited financial statements. Certain information and footnote disclosures normally included in our annual financial statements have been condensed or omitted. The condensed consolidated interim financial statements, in the opinion of our management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for the interim periods ended March 31, 2009 and 2008. Certain prior period amounts have been reclassified to conform to the current period presentation.

        The condensed consolidated interim financial statements include our accounts and all of our wholly-owned subsidiaries. We also have an investment in BioSphere Medical, Inc., or BioSphere, which we record under the equity method and an investment in ACADIA Pharmaceuticals Inc., or ACADIA, which we account for as marketable equity securities.

        The condensed consolidated results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full fiscal year. These condensed consolidated interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2008, which are contained in our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission, or SEC. Certain prior period amounts have been adjusted to conform to the current period presentation, including changes resulting from the adoption of Financial Accounting Standards Board, or FASB, Staff Position, or FSP, No. Accounting Principles Board, or APB, 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), or FSP APB 14-1, and FSP Emerging Issues Task Force, or EITF, No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities, or FSP EITF 03-6-1, in addition to the correction of certain immaterial prior period errors, as discussed further in Note 3 "Adoption of Recent Accounting Standards and Revised Financial Statements."

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

2. Recent Accounting Pronouncements

        In April 2009, the FASB issued FSP Statement of Accounting Standards, or SFAS, No. 107-1 and APB No. 28-1, Interim Disclosures about Fair Value of Financial Instruments, or SFAS 107-1 and APB 28-1, respectively. This FSP amends SFAS Statement No. 107, Disclosures about Fair Values of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. This FSP is effective for interim reporting periods ending after June 15, 2009. We do not expect the changes associated with adoption of this FSP will have a material effect on the determination or reporting of our financial results.

        In April 2009, the FASB issued FSP SFAS No. 115-2 and SFAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP changes existing guidance for determining whether an impairment of debt securities is other than temporary. The FSP requires other than

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

2. Recent Accounting Pronouncements (Continued)

temporary impairments to be separated into the amount representing the decrease in cash flows expected to be collected from a security (referred to as credit losses) which is recognized in earnings and the amount related to other factors, which is recognized in other comprehensive income. This noncredit loss component of the impairment may be classified only in other comprehensive income if the holder of the security concludes that it does not intend to sell and it will not more likely than not be required to sell the security before it recovers its value. If these conditions are not met, the noncredit loss must also be recognized in earnings. When adopting the FSP, an entity is required to record a cumulative effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other than temporary impairment from retained earnings to accumulated other comprehensive income. This FSP is effective for interim periods ending after June 15, 2009. We do not expect the changes associated with adoption of this FSP will have a material effect on the determination or reporting of our financial results.

        In April 2009, the FASB issued FSP SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP provides additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. The FSP also provides additional guidance on circumstances that may indicate that a transaction is not orderly. This FSP is effective for interim periods ending after June 15, 2009. We do not believe the adoption of this FSP will have a material impact on our condensed consolidated interim financial statements.

3. Adoption of Recent Accounting Standards and Revised Financial Statements

        Effective January 1, 2009, we adopted two pronouncements, FSP APB 14-1 and FSP EITF No. 03-6-1, which require us to retrospectively adjust previously reported financial information. As such, certain prior period amounts have been adjusted in the unaudited condensed consolidated interim financial statements to conform to the current period presentation. While retrospectively applying these two pronouncements, we also recorded certain immaterial adjustments to our historic financial statements as a result of immaterial accounting errors detected during the first quarter of 2009.

  Adoption of FSP APB 14-1

        Effective January 1, 2009, we adopted FSP APB 14-1, which applies to convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. FSP APB 14-1 is effective for our $500.0 million 0% convertible senior notes due 2024, or 0% notes due 2024, issued in September 2004, of which $382.5 million of par value remained outstanding at December 31, 2008. These notes are convertible into cash and into shares of our common stock under a conversion formula that becomes applicable if and when our common stock price exceeds $67.20 per share on the NASDAQ Global Select Market. Prior to our stock exceeding such price, the 0% notes due 2024 are convertible into cash at the option of the holders in October 2009, 2014, 2019 and 2024, as well as under certain other circumstances. The 0% notes due 2024 are subject to the provisions of FSP APB 14-1 since the notes can be settled in cash upon conversion.

        FSP APB 14-1 requires the issuer of convertible debt instruments with cash settlement features to account for the debt component separately from the equity component (or conversion feature). In the case of our 0% notes due 2024, the debt component is valued at $372.5 million of the original

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

3. Adoption of Recent Accounting Standards and Revised Financial Statements (Continued)

$500.0 million principal amount, and the equity component (or conversion feature) is valued at $127.5 million of the original $500.0 million principal amount as of the date of the issuance of the notes. The debt component was valued based on the present value of its cash flows using a 5.9% discount rate, which represents our borrowing rate at the date of the issuance of the notes for a similar debt instrument without the conversion feature. The equity component, recorded as additional paid-in capital, represents the difference between the proceeds from the issuance of the 0% notes due 2024 and the fair value of the debt component. As we had a full tax valuation allowance at the time of issuance of our 0% notes due 2024, the creation of a deferred tax liability of $47.1 million related to the recognition of the debt discount as of the date of the issuance of our 0% notes due 2024 was offset by a corresponding decrease in the tax valuation allowance and, therefore, there was no initial tax impact to our financial position or our results of operations.

        The debt component is accreted to par using the effective interest method and accretion is reported as a component of interest expense in our consolidated statements of operations. The interest expense attributed to the adoption of FSP APB 14-1 for the years ended December 31, 2008, 2007, 2006, 2005 and 2004 was $25.6 million, $25.8 million, $24.3 million, $22.9 million and $5.5 million, respectively. This excludes approximately $800,000 of interest in 2008 that has been capitalized related to qualifying assets under SFAS No. 34, Capitalization of Interest Costs. The interest expense attributed to the adoption of FSP APB 14-1 for the three months ended March 31, 2009 and 2008 was $4.8 million and $6.6 million, respectively. The equity component is not subsequently re-valued under FSP APB 14-1 as long as it continues to qualify for equity treatment. The deferred financing costs associated with the issuance of the 0% notes due 2024 were previously reported at $14.1 million. These costs have been allocated proportionally between the liability and equity components. The issuance costs associated with the liability component continues to be included in other assets on our condensed consolidated balance sheets, whereas the issuance costs associated with the equity component are included in additional paid-in-capital and are not amortized.

        During the third and fourth quarter of 2008, we completed partial early extinguishments of the 0% notes due 2024, repurchasing notes with a par value of $117.6 million. We originally reported a net gain on extinguishment of $10.1 million for the year ended December 31, 2008. The adoption of FSP APB 14-1 also decreased the gain on extinguishment to $4.2 million as a result of $5.9 million of accelerated interest expense, which was recorded against the original gain amount.

        Upon retrospective application of FSP APB 14-1, the adoption resulted in a $113.3 million increase in the accumulated deficit at December 31, 2008, comprised of non-cash interest expense of $104.1 million for the years 2004 through 2008, non-cash losses on debt extinguishment of $5.9 million related to the partial extinguishment of our 0% notes due 2024 in 2008 and change in income tax provision of $6.4 million, offset by a reduction in deferred financing costs of approximately $3.1 million. The impact to our diluted earnings per share, or EPS, reported for the years ended December 31, 2008, 2007, 2006 and 2005 was a decrease of $0.32, $0.22, $0.20 and $0.21, respectively. The impact to diluted EPS for the three months ended March 31, 2009 and 2008 was a decrease of $0.08 and $0.06, respectively.

        The principal amount of the outstanding 0% notes due 2024, the unamortized discount and the net carrying value at March 31, 2009 was $239.0 million, $6.9 million and $232.1 million, respectively, and at December 31, 2008 was $382.5 million, $16.5 million and $366.0 million, respectively. The unamortized discount will continue to be recognized until October 2009, which is when we expect the

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

3. Adoption of Recent Accounting Standards and Revised Financial Statements (Continued)

0% notes due 2024 to be fully converted into cash by the noteholders. The table below presents the as adjusted and as previously reported December 31, 2008 balance sheets data and the March 31, 2008 statement of operations data materially affected by the adoption of FSP 14-1.

  Adoption of FSP EITF 03-6-1

        Effective January 1, 2009, we adopted FSP EITF 03-6-1. FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the earnings allocation in computing EPS under the two-class method as described in SFAS No. 128, Earnings per Share. Under the guidance of FSP EITF 03-6-1, our unvested share-based payment awards, which contain nonforfeitable rights to dividends, whether paid or unpaid, are considered to be participating securities and are now included in the computation of EPS pursuant to the two class method. The condensed consolidated statements of operations presented herein have been prepared to reflect the adoption of FSP EITF 03-6-1, which had no impact to our diluted EPS for the three months ended March 31, 2009 and 2008. The impact to reported diluted EPS at December 31, 2008 was a decrease of $0.04 per share, which was originally reported as $4.47, and there was no impact to the reported diluted EPS at December 31, 2007.

  Adjustments for Immaterial Prior Period Accounting Errors

        During the first quarter of 2009, we detected two immaterial accounting errors related to our interest income calculation and our accounting for manufacturing costs associated with our commercial products and product samples. The correction of the errors has been reflected retrospectively in the applicable periods in 2008, 2007, 2006 and 2005. An internal review of our interest income for the first quarter of 2009 detected an error in our interest income calculation for certain adjustable interest rates securities, which lead to a $1.8 million overstatement of interest income in 2008. To correct the amount overstated for the three months ended March 31, 2008, we reduced interest income by approximately $564,000 for that period. During the first quarter of 2009, we also detected an error in our calculation of accrued commercial product and product sample receipts. This error resulted in an overstatement of cost of product sold over 2008, 2007, 2006 and 2005 of $2.4 million, $1.0 million, $1.2 million and $1.2 million, respectively; and an overstatement in sales, marketing and distribution expense related to product samples in 2008 and 2007 of $548,000 and $66,000, respectively. To correct this overstatement, in the three months ended March 31, 2008, we reduced cost of product sold by approximately $1.7 million for that period. The net impact of these items was an increase to income before income taxes for these items of $1.2 million, $1.1 million, $1.2 million and $1.2 million for 2008, 2007, 2006 and 2005, respectively and $1.2 million for the three month period ended March 31, 2008. Diluted EPS reported for the years ended December 31, 2008, 2007, 2006 and 2005 was increased by $0.01 for each of the years, respectively, and increased $0.01 for the three months ended March 31, 2008, due to the correction of these prior period accounting errors.

        The following table sets forth the impact of the adoption of FSP APB 14-1, FSP EITF 03-6-1 and the immaterial error adjustments to our condensed consolidated statements of operations for the three

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

3. Adoption of Recent Accounting Standards and Revised Financial Statements (Continued)

months ended March 31, 2008 and our condensed consolidated balance sheets as of December 31, 2008:

	March 31, 2008 (as previously reported)	Adjustments	March 31, 2008 (as adjusted)
	(in thousands)
Total costs and expenses	$316,081	$(1,924)	$314,157
Income from operations	$4,698	$1,924	$6,622
Interest income	$8,733	$(564)	$8,169
Interest expense	$(55)	$(6,641)	$(6,696)
Income before income taxes	$13,095	$(5,281)	$7,814
Income taxes	$903	$(207)	$696
Net income	$12,192	$(5,074)	$7,118
Basic net income per common share	$0.11	$(0.04)	$0.07
Diluted net income per common share	$0.11	$(0.05)	$0.06

	December 31, 2008 (as previously reported)	Adjustments	December 31, 2008 (as adjusted)
	(in thousands)
Accrued expenses	$146,109	$(7,257)	$138,852
Convertible subordinated debt	$382,450	$(16,511)	$365,939
Additional paid-in capital	$1,905,627	$123,848	$2,029,475
Accumulated deficit	$(956,606)	$(107,831)	$(1,064,437)
Deferred tax asset	$470,483	$(6,364)	$464,119
Other current assets	$34,254	$(1,837)	$32,417

4. Basic and Diluted Earnings Per Common Share

        Basic EPS has been calculated by dividing net income by the weighted-average number of shares outstanding during the period. Diluted EPS has been calculated by dividing net income by the weighted-average number of shares outstanding during the period plus the dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding employee stock options, employee restricted stock units and convertible debt. Potential common shares are not included in the per share calculation when the effect of their inclusion would be anti-dilutive.

        For the three months ended March 31, 2009 and 2008, 9.0 million and 7.3 million shares, respectively, were not included in the computation of diluted EPS because inclusion of such shares would be anti-dilutive for the period. In addition, we have issued 0% convertible subordinated notes due 2024, which were not convertible into equity as of March 31, 2009 or 2008, or at any time during the three months ended March 31, 2009 or 2008. If and when these notes become convertible into equity, shares of common stock will be reserved under the conversion formula for issuance upon conversion if and when our common stock price exceeds $67.20 per share on the NASDAQ Global Select Market. Prior to such occurrence, the notes are only convertible into cash.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

4. Basic and Diluted Earnings Per Common Share (Continued)

        See Note 3 "Adoption of Recent Accounting Standards and Revised Financial Statements" for a discussion of the retrospective accounting change resulting from the adoption of FSP APB 14-1 and FSP EITF 03-6-1 effective January 1, 2009.

5. Inventories

        Inventories consist of the following:

	March 31, 2009	December 31, 2008
	(in thousands)
Raw materials	$29,482	$28,306
Finished goods	33,329	40,697

Total	$62,811	$69,003

6. Goodwill and Intangible Assets

        In order to establish a Canadian commercial presence, in June 2008, we acquired the outstanding capital stock of Oryx Pharmaceuticals, Inc., or Oryx, a specialty pharmaceutical company that markets branded prescription pharmaceutical products to physician specialists and hospitals within Canada and is focused in the cardiovascular, central nervous system disorder, pain and infectious disease therapeutic areas. We subsequently changed Oryx's name to Sepracor Pharmaceuticals, Inc., or SPI. The carrying value of goodwill, which resulted from the acquisition of SPI, was $19.5 million and $19.9 million at March 31, 2009 and December 31, 2008, respectively. The decrease is due to currency translation adjustments of approximately $400,000.

        Our intangible assets included in the condensed consolidated balance sheets are detailed as follows:

	March 31, 2009			December 31, 2008
	(in thousands)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amounts	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amounts
SPI's intangible assets	$27,058	$(2,667)	$24,391	$27,839	$(2,094)	$25,745
Intangible assets—Arrow transactions	28,238	(1,726)	26,512	28,238	(1,255)	26,983
Intangible assets—Nycomed transactions	110,763	(11,156)	99,607	110,763	(8,925)	101,838
Patents and other intangible assets	2,259	(1,921)	338	2,259	(1,889)	370

Total intangible assets	$168,318	$(17,470)	$150,848	$169,099	$(14,163)	$154,936

        SPI intangible assets are being amortized over 3 to 13 years; Arrow International Limited, or Arrow, intangible assets are being amortized over 15 years; Nycomed GmbH, or Nycomed, intangible assets are being amortized over 8 to 15 years; and patents are being amortized over 10 years.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

6. Goodwill and Intangible Assets (Continued)

        The gross carrying value of intangible assets decreased by approximately $800,000 for the three months ended March 31, 2009 due to the effect of foreign currency translation.

7. Convertible Subordinated Debt

        Convertible subordinated debt, adjusted for the impact of FSP APB 14-1, consists of the following:

	March 31, 2009	December 31, 2008 (as adjusted)
	(in thousands)
0% Series B convertible senior subordinated notes due December 2010	$148,020	$148,020
0% convertible senior subordinated notes due October 2024(1)	232,078	365,939

Total	$380,098	$513,959

    (1)
    See Note 3 "Adoption of Recent Accounting Standards and Revised Financial Statements" for a discussion of the liability component associated with the 0% notes due 2024 resulting from the adoption of FSP APB 14-1, which went into effect on January 1, 2009. As of March 31, 2009, $239.0 million par value of our 0% notes due 2024 remained outstanding.

        Our 0% notes due 2024 are convertible into cash and into shares of our common stock under a conversion formula that becomes applicable if and when our common stock price exceeds $67.20 per share on the NASDAQ Global Select Market. Prior to our stock exceeding such price, the notes are convertible to cash at the option of the holders in October 2009, 2014, 2019 and 2024, as well as under certain other circumstances.

        During the first quarter of 2009, we commenced and completed a cash tender offer to purchase up to all of our outstanding 0% notes due 2024 at a price of $970 for each $1,000 principal amount of notes tendered. An aggregate principal amount of $143.4 million of our 0% notes due 2024 were validly tendered and accepted in the offer. In connection with this transaction, we recorded a loss on the extinguishment of $490,000. The loss is comprised of a gain on extinguishment of approximately $4.0 million offset by approximately $4.5 million of accelerated interest due to the adoption of FSP APB 14-1. The total consideration was paid to the tendering holders on the settlement date, March 18, 2009. At March 31, 2009, an aggregate of $232.1 million of our 0% notes due 2024 remained outstanding on our condensed consolidated balance sheets.

8. Comprehensive Income (Loss)

        Total comprehensive income consists of net income, net foreign currency translation adjustments and net unrealized gain (loss) on available-for-sale securities.

	Three Months Ended
	March 31, 2009	March 31, 2008 (as adjusted)
	(in thousands)
Comprehensive income (loss):
Net income	$35,177	$7,118
Net foreign currency translation adjustment	(1,572)	(943)
Net unrealized gain (loss) on available-for-sale securities	1,376	(7,447)

Total comprehensive income (loss)	$34,981	$(1,272)

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

9. Legal Proceedings

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

  Levalbuterol Hydrochloride Inhalation Solution Abbreviated New Drug Applications

  Breath Limited

        In September 2005, we received notification that the United States Food and Drug Administration, or FDA, had received an Abbreviated New Drug Applications, or ANDA, from Breath Limited, or Breath, seeking approval of a generic version of our 1.25 mg/3 mL, 0.63 mg/3 mL and 0.31 mg/3 mL XOPENEX® (levalbuterol HCl) Inhalation Solution. Breath's submission includes a Paragraph IV certification alleging that our patents listed in the FDA publication entitled Approved Drug Products With Therapeutic Equivalence Evaluations, commonly referred to as the "Orange Book", for these three dosages of XOPENEX Inhalation Solution are invalid, unenforceable or not infringed by the generic version for which Breath sought approval. In October 2005, we filed a civil action against Breath for patent infringement in the United States District Court for the District of Massachusetts, No. 1:06-CV-10043.

        In April 2008, we entered into a settlement and license agreement with Breath to resolve this litigation. The agreement permits Breath to sell its generic versions of these XOPENEX Inhalation Solution products in the United States under the terms of an exclusive 180-day license commencing on August 20, 2012 and a non-exclusive license thereafter. Upon launch, Breath will pay us a double-digit royalty on gross profits generated from the sales of generic versions of these XOPENEX Inhalation Solution products. Under the agreement, Breath agreed not to sell any of the products covered by our patents that are the subject of the license before the date on which the license commences. On May 1, 2008, the parties submitted to the court an agreed order of dismissal without prejudice, which the court approved. The litigation is now concluded.

        In connection with the settlement and license agreement with Breath, in April 2008 we also entered into a supply agreement with Breath whereby, effective August 20, 2012, we may exclusively supply levalbuterol products (1.25 mg/3 mL, 0.63 mg/3 mL and 0.31 mg/3 mL) to Breath, under our New Drug Application, or NDA, for a period of 180 days, which we refer to as the Initial Term, and on a non-exclusive basis for two and one-half years thereafter. In addition to the royalties described above, Breath will pay us on a cost plus margin basis for supply of these levalbuterol products. The supply agreement contains provisions regarding termination for cause and convenience, including either party's right to terminate the agreement at any time after the Initial Term upon nine months written notice. Both the exclusive license under the settlement and license agreement and the exclusive supply obligations under the supply agreement could become effective prior to August 20, 2012 if a third-party

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

9. Legal Proceedings (Continued)

launches a generic version of those dosages of XOPENEX Inhalation Solution or if the parties otherwise mutually agree.

  Dey, L.P.

        In January 2006, we received notification that the FDA had received an ANDA from Dey, L.P., seeking approval of a generic version of our 1.25 mg/3 mL, 0.63 mg/3 mL, and 0.31 mg/3 mL XOPENEX Inhalation Solution. Dey, L.P.'s submission includes a Paragraph IV certification alleging that our patents listed in the Orange Book for these three dosages of XOPENEX Inhalation Solution are invalid, unenforceable, or not infringed by the generic version for which Dey, L.P. has sought approval. In February 2006, we filed a civil action against Dey, L.P. for patent infringement, and the case is pending in the United States District Court for the District of Delaware, C.A. No. 06-113.

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

        The court held a Markman hearing in July 2008 to address the parties' disputed issues of patent claim interpretation and issued its written decision and ruling on these matters in December 2008. A pretrial conference is scheduled for September 2009 and trial is currently scheduled to begin within 120 days of the pretrial conference.

        In June 2008, Dey, L.P. filed a Complaint against us in the United States District Court for the District of Delaware, C.A. No. 08-372. The Complaint is a declaratory judgment action in which Dey, L.P. seeks a declaration of non-infringement and invalidity of United States Patent 6,451,289 owned by us. Dey, L.P. had previously sent us notice that its ANDA contained a Paragraph IV certification alleging that patent 6,451,289 is invalid, unenforceable or not infringed, and we did not commence litigation in response. We filed a Motion to Dismiss for lack of subject matter jurisdiction in response to the Complaint. In January 2009, the court entered an order denying our Motion to Dismiss and issued a corresponding opinion shortly thereafter. In February 2009, we filed a Motion for Certification of the court's order denying our Motion to Dismiss and to stay the proceedings pending resolution of appeal, which was denied by the court in April 2009.

  Barr Laboratories, Inc.

        In May 2007, we received notification that the FDA had received an ANDA from Barr Laboratories, Inc., or Barr, seeking approval of a generic version of our 1.25 mg/3 mL, 0.63 mg/3 mL and 0.31 mg/3 mL XOPENEX Inhalation Solution. Barr's submission includes a Paragraph IV certification alleging that our patents listed in the Orange Book for these three dosages of XOPENEX Inhalation Solution are invalid, unenforceable or not infringed by the generic version for which Barr has sought approval. In July 2007, we filed a civil action against Barr for patent infringement.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

9. Legal Proceedings (Continued)

        In March 2009, we entered into a settlement and license agreement with Teva Pharmaceuticals USA, Inc., or Teva, and Barr, a wholly owned subsidiary of Teva, to resolve this litigation with Barr and to grant a license to Barr and Teva. The settlement and license agreement permits Barr and Teva to launch generic versions of these XOPENEX Inhalation Solution dosages under terms of a non-exclusive license commencing on February 17, 2013. The agreement also contains provisions whereby the effective date of Barr's and Teva's license can be earlier under certain circumstances. Upon launch, Teva and Barr will pay us a royalty on their respective profit margins generated from the sales of generic versions of these XOPENEX Inhalation Solution dosages. On March 11, 2009, the parties submitted to the court an agreed Consent Final Judgment and Dismissal, which the court approved.

  Additional Information Regarding Levalbuterol ANDA Litigation

        The filing of an action for patent infringement under the Hatch-Waxman Act results in an automatic 30-month stay of the FDA's authority to grant final marketing approval to those companies that filed an ANDA containing a Paragraph IV certification against one or more of our XOPENEX Inhalation Solution patents. If an ANDA submission that includes a Paragraph IV certification is filed against a patent for a drug that has been granted five-year new chemical entity data exclusivity, and that ANDA is filed between years four and five of the date the data exclusivity was awarded, such as in the case of the recently filed ANDAs with Paragraph IV certifications regarding LUNESTA, the statutory stay will run for 7.5 years from the NDA approval date. The first filer of an ANDA with a Paragraph IV certification is potentially entitled to a 180-day period of semi-exclusivity during which the FDA cannot approve subsequently filed ANDAs. The 180-day semi-exclusivity period would begin to run only upon first commercial marketing by the first filer. There are, however, also certain events that could cause the first filer to forfeit the 180-day semi-exclusivity period, which we refer to as a forfeiture event.

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

        For our 1.25 mg/0.5 mL XOPENEX Inhalation Solution concentrate, we believe that Dey, L.P. is the sole first filer and potentially entitled to 180 days of semi-exclusivity for that concentration. The 30-month stay against Dey, L.P.'s ANDA for that concentration expired on February 14, 2009. Dey, L.P. received final approval to sell 1.25 mg/0.5 mL levalbuterol from the FDA on March 20, 2009 and could commence an "at risk" launch of this product at any time.

        Although we could seek recovery of any damages sustained in connection with any activities conducted by a party that infringes a valid and enforceable claim in our patents, whether we are ultimately entitled to such damages would be determined by a court of law. If any of these parties were to commence selling a generic alternative to our XOPENEX Inhalation Solution products prior to the resolution of ongoing legal proceedings or in violation of any settlement agreement, or there is a court

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

9. Legal Proceedings (Continued)

determination that the products these companies wish to market do not infringe our patents, or that our patents are invalid or unenforceable, it would have a material adverse effect on our business, financial condition and results of operations. In addition, our previously issued guidance regarding our projected financial results may no longer be accurate, and we would have to revise such guidance.

        In May 2008 and March 2009, we provided to the Federal Trade Commission and Department of Justice Antitrust Division the notifications of the settlement with Breath and Barr, respectively, as required under Section 1112(a) of the Medicare Prescription Drug Improvement Act of 2003, or MMA. The settlements with these parties as well as the other agreements with Breath and its affiliates, including the supply agreement, the agreement for the acquisition of Oryx and license agreements with Arrow may be reviewed by antitrust enforcement agencies, such as the Federal Trade Commission and Department of Justice Antitrust Division. There can be no assurances that governmental authorities will not seek to challenge the settlement with Breath or Barr or that a competitor, customer or other third-party will not initiate a private action under antitrust or other laws challenging either or both of these settlements. We may not prevail in any such challenges or litigation and, in any event, may incur significant costs in the event of an investigation or in defending any action under antitrust laws.

  Eszopiclone Abbreviated New Drug Applications

        In March 2009, we filed a lawsuit in the U.S. District Court for the District of New Jersey alleging infringement of our U.S. Patent Numbers 6,319,926; 6,444,673; 6,864,257; and 7,381,724, against each of Teva Pharmaceuticals USA, Inc. and Teva Pharmaceuticals Industries, Ltd., collectively referred to as the Teva entities, Cobalt Laboratories Inc. and Cobalt Pharmaceuticals, Inc., collectively referred to as Cobalt Laboratories, Dr. Reddy's Laboratories Ltd. and Dr. Reddy's Laboratories, Inc., collectively referred to as Dr. Reddy's, Orchid Healthcare, a division of Orchid Chemicals & Pharmaceuticals Ltd., and Orchid Chemicals & Pharmaceuticals, Ltd., collectively referred to as Orchid, Glenmark Generics, Inc., USA, Glemnark Generics, Ltd. and Glenmark Pharmaceuticals, Ltd., collectively referred to as Glenmark Generics, Roxane Laboratories, Inc., or Roxane, Lupin Ltd. and Lupin Pharmaceuticals, Inc., collectively referred to as Lupin, Wockhardt Limited and Wockhardt USA, Inc., collectively referred to as Wockhardt, Sun Pharma Global Inc., Sun Pharmaceutical Industries Inc. and Sun Pharmaceutical Industries Ltd., collectively referred to as Sun Global, Orgenus Pharma Inc., or Orgenus, Mylan Inc., or Mylan, and Alphapharm Pty. Ltd., or Alphapharm.

        Beginning in February 2009, we received notices from each of these parties indicating that each had filed an ANDA with the FDA for generic versions of eszopiclone tablets (1 mg, 2 mg and 3 mg). Each submission includes a Paragraph IV certification alleging that one or more of our patents listed in the Orange Book for LUNESTA is invalid, unenforceable or not infringed by their respective proposed generic products. In April 2009, we also filed a lawsuit in the United States District Court for the Southern District of New York alleging infringement of these patents against Mylan and Alphapharm. We may receive additional notices that other ANDAs with Paragraph IV certifications have been filed by different generic pharmaceutical companies. Due to the commencement of this litigation, ANDA approval will be stayed until approximately June 15, 2012 (or potentially six months thereafter if we successfully obtain a pediatric exclusivity extension) or until a court decides that our patents are invalid, unenforceable or not infringed, whichever is earlier. Should we successfully enforce our patents, ANDA approval should not occur until expiration of the applicable patents, one of which may be extended by our outstanding patent term extension application.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

9. Legal Proceedings (Continued)

  Desloratadine Abbreviated New Drug Applications

        Certain of Schering-Plough Corporation, or Schering-Plough's, CLARINEX® (desloratadine) products for which we receive sales royalties are currently the subject of patent infringement litigation. Since June 2007, the FDA has received ANDAs relating to various dosage forms of CLARINEX from eleven different generic pharmaceutical companies. These ANDA submissions include Paragraph IV certifications alleging that our patents, which Schering-Plough (as exclusive licensee of such patents) listed in the Orange Book for these products, are invalid, unenforceable and/or not infringed by the submitter's proposed product. Starting in July 2007, we and the University of Massachusetts, co-owners of certain patents listed in the Orange Book, filed civil actions against these parties for patent infringement in the United States District Court for the District of New Jersey. In April 2008, the trial judge consolidated these cases for all purposes including discovery and trial. The court has not set a trial date. We believe that all of these ANDAs are subject to a statutory stay of approval until at least December 21, 2009 based on previous litigation commenced by Schering-Plough against these parties in separate civil actions involving another patent.

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

        As a result of separate formal settlement agreements that Schering-Plough entered into with several ANDA filers involved in litigation with Schering-Plough, or Schering-Plough Settlement Agreements, we and the University of Massachusetts submitted, and the court approved, stipulations of dismissal without prejudice against six of the ANDA filers that we sued. In addition, we and the University of Massachusetts have submitted two additional stipulations of dismissal without prejudice that are awaiting approval by the court and have actions remaining against two additional ANDA filers. The Schering-Plough Settlement Agreements entered to date permit generic entry of CLARINEX-D® -12 Hour, CLARINEX-D® -24 Hour and CLARINEX® REDITABS® on January 1, 2012 and CLARINEX 5 mg tablet on July 1, 2012. Upon generic entry of each product by a party to a Schering-Plough Settlement Agreement, our right to receive royalties on sales of such product will be significantly reduced.

  Levocetirizine Abbreviated New Drug Applications

        Beginning in February 2008, we and UCB S.A. received notices from Synthon Pharmaceuticals, Inc., or Synthon, Sun Pharmaceutical Industries Limited of Andheri (East), or Sun, Sandoz Inc., or Sandoz, and Pliva Hrvatska D.O.O. and Barr, or Pliva/Barr, that each has filed an ANDA seeking approval to market a generic version of XYZAL® (levocetirizine) 5 mg tablets, and that each ANDA contained a Paragraph IV certification alleging that United States Patent 5,698,558, owned by us and exclusively licensed to UCB S.A., is invalid, unenforceable or not infringed. Beginning in April 2008, UCB S.A. filed in its name and on our behalf civil actions for patent infringement in the United States District Court for the Eastern District of North Carolina against Synthon, Sun, Sandoz, Pliva/Barr. We believe that all of these ANDAs are subject to a 30-month statutory stay of approval, resulting from the filing of lawsuits for patent infringement, the earliest of which, against Synthon, is

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

9. Legal Proceedings (Continued)

scheduled to expire on or about August 29, 2010. In August 2008, the trial judge consolidated these cases for all purposes including discovery and trial. The court has not set a trial date.

        Barr, as agent for Pliva, amended the ANDA to change the Paragraph IV certification to a Paragraph III certification, thereby withdrawing the challenge to our patent. As a result, in April 2009 the parties submitted an agreed stipulation of dismissal without prejudice, which the court approved. Thus, the action against Barr/Pliva is complete.

BROVANA Patent Infringement Claim

        In April 2007, we were served with a Complaint filed in the United States District Court for the Southern District of New York, C.A. No. 1:07-cv-2353, by Dey, L.P. and Dey, Inc., collectively referred to as Dey, alleging that the manufacture and sale of BROVANA® (arformoterol tartrate) Inhalation Solution infringes or will induce infringement of a single United States patent for which Dey owns all rights, title and interest. In April 2007, we filed an Answer and Counterclaims to this Complaint seeking to invalidate the originally asserted patent and a second related patent. In May 2007, Dey filed a reply asserting infringement of the second patent. In March 2008, United States Patent 7,348,362, or the '362 patent, entitled "Bronchodilation b-agonist compositions and Methods" issued, and Dey, L.P. is the assignee of the patent. In August 2008, the court granted our Motion to Amend our Answer and Counterclaims to seek declaratory judgment that the '362 patent is invalid and unenforceable and to add Mylan, Dey, L.P.'s parent corporation, as a party. Between December 2008 and January 2009, U.S. patents 7,462,645; 7,465,756; and 7,473,710 all entitled "Bronchodilation b-agonist compositions and Methods" issued. These three patents claim priority to the same parent patent application that issued as the '362 patent. In January 2009, Dey filed a motion to add these three patents to the case, which we did not oppose and was granted by the court. In March 2009, Dey filed a Supplemental Complaint to add these three patents to the case, and in April 2009 we filed and an Answer and Counterclaims to this Supplemental Complaint.

        Under the current trial scheduling order, the trial will begin no earlier than February 26, 2010. It is too early to make a reasonable assessment as to the likely outcome or impact of this litigation. We are unable to reasonably estimate any possible range of loss or liability related to this lawsuit due to its uncertain resolution.

Other Legal Proceedings

        We have been named as the defendant in two separate lawsuits filed in the United States District Court for the Middle District of Florida (Sharp, et al., filed July 17, 2008) and the United States District Court for the District of Arizona (Greeves, et al., served September 9, 2008) claiming that our pharmaceutical sales representatives should have been categorized as "non-exempt" rather than "exempt" employees under the Fair Labor Standards Act, or FLSA. Both lawsuits claim that we owe damages, overtime wages, interest, costs and attorneys' fees for periods preceding the filing of the respective actions. Other companies in the pharmaceutical industry face substantially similar lawsuits. We filed an Answer to the Complaint in each of the Sharp and Greeves litigation on October 10, 2008 and October 15, 2008, respectively. On March 4, 2009, we filed before The Judicial Panel for Multidistrict Litigation a motion seeking to consolidate both actions into one lawsuit in the United States District Court for the Middle District of Florida. On March 27, 2009, we filed a Defendant's Memorandum Regarding Collective Action Issues under the FLSA in the Arizona court in opposition

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

9. Legal Proceedings (Continued)

to the plaintiffs' motion for class certification in the Greeves litigation. Discovery in each case is proceeding and no trial dates have been set. Based upon the facts as presently known, we do not believe that it is likely that either collective action will result in liability that would be material to our financial position.

        From time to time we are party to other legal proceedings in the course of our business. We do not, however, expect such other legal proceedings to have a material adverse effect on our business, financial condition or results of operations.

10. Income Taxes

        Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to tax benefit carryforwards and for differences between the financial statement amounts of assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established if, based on management's review of both positive and negative evidence, it is more likely than not that all or a portion of the deferred tax asset will not be realized. Based upon our operating results over recent years and through March 31, 2009 and an assessment of our expected future results of operations, we have determined that it is more likely than not that we will realize a portion of our deferred tax assets.

        We have a valuation allowance recorded against United States net deferred tax assets of $182.8 million, which consists of $145.1 million for stock-based compensation deductions and $6.9 million of stock-based compensation research and development credits that will be credited to additional paid-in-capital when realized; $1.9 million for certain state operating loss carryforwards, $9.0 million for capital losses, and $19.9 million of research and development credits that will likely expire without being utilized. Additionally, there is a non-U.S. valuation allowance of $1.1 million for non-U.S. operating losses and tax credit carryforwards that will likely expire without being utilized.

        Our income tax provision for the three months ended March 31, 2009 varies from the United States statutory tax rate principally as a result of the provision for state income taxes, the benefit related to research tax credits and stock-based compensation. Our income tax provision for the three months ended March 31, 2008 consisted primarily of Federal and state alternative minimum taxes, state income taxes and foreign income tax.

        We account for uncertain tax positions in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48, which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on various related matters such as derecognition, interest, penalties and disclosure. At March 31, 2009, unrecognized tax benefits included approximately $10.6 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deduction, $900,000 of tax positions related to the shorter deductibility period, and approximately $13.2 million of tax positions related to certain tax credits which have not been utilized as of March 31, 2009. We recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. For the quarter ended March 31, 2009, the amount of accrued interest related to unrecognized tax benefits was not significant and no amount has been accrued for penalties.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

10. Income Taxes (Continued)

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

        Our foreign income tax returns are not currently under examination. With limited exceptions, we are no longer subject to foreign income tax examinations for years prior to 2004, although carryforward attributes that were generated prior to these respective periods may still be adjusted upon examination if they either have been or will be used in a future period.

        We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. For the three months ended March 31, 2009, the amount of accrued interest related to unrecognized tax benefits was not significant and no amount has been accrued for penalties.

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

        Level 1—Inputs to the valuation methodology are quoted market prices for identical assets or liabilities in active markets. The types of assets measured at fair value using Level 1 inputs include our publicly traded equity investments with quoted market prices and money market funds. We also include commercial paper, government securities and corporate debt that is actively traded.

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

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

11. Fair Value Measurements (Continued)

        In accordance with the fair value hierarchy described above, the following tables show the fair value of our financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2009 and December 31, 2008:

	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs	Carrying Value at March 31, 2009
	Level 1	Level 2	Level 3	Total
	(in thousands)
Money market funds	$431,374	$—	$—	$431,374
Asset-backed securities	—	574	—	574
Equity securities	4,429	—	—	4,429
Commercial paper	49,887	—	—	49,887
Government agency securities	14,989	—	—	14,989
Corporate bonds	34,962	—	—	34,962
Auction-rate securities	—	—	71,103	71,103

Total	$535,641	$574	$71,103	$607,318

	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs	Carrying Value at December 31, 2008
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Money market funds	$595,750	$—	$—	$595,750
Asset-backed securities	—	681	—	681
Equity securities	4,539	—	—	4,539
Auction-rate securities	—	—	70,912	70,912

Total	$600,289	$681	$70,912	$671,882

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

        Substantially all of our auction-rate investments, approximately $71.1 million at March 31, 2009, are backed by pools of student loans guaranteed by the Federal Family Education Loan Program, or FFELP, and we continue to believe that the credit quality of these securities is high based on this guarantee and other collateral. Auctions for these securities began failing in the first quarter of 2008 and continued to fail through the first quarter of 2009, which we believe is a result of the recent uncertainties in the credit markets. Consequently, the investments are not currently liquid, and we will not be able to access these funds until a future auction of these investments is successful, a buyer is found outside of the auction process, the security is called or the underlying securities have matured. At the time of the initial investment and through the date of this report, all of these auction-rate securities remain AAA rated by one or more rating agency. We believe we have the ability to hold

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

11. Fair Value Measurements (Continued)

these investments until the lack of liquidity in these markets is resolved. As a result, we continue to classify the entire balance of our auction-rate securities as non-current available-for-sale investments at fair value on our condensed consolidated balance sheets.

        Because of the temporary declines in fair value for the auction-rate securities, which we attribute to liquidity matters rather than credit issues as discussed above, we have recorded an unrealized loss of $7.3 million to other comprehensive income as of March 31, 2009. The decline in the fair value of our auction-rate securities investments was primarily the result of the assumed delay in the return of liquidity to this investment market-sector. Any future fluctuation in fair value related to these instruments that we deem to be temporary, including any recoveries of previous write-downs, would be recorded to other comprehensive income. If current market conditions deteriorate further, we may be required to record additional unrealized losses in other comprehensive income. If the credit ratings of the security issuers deteriorate, the anticipated recovery in market values does not occur or we need funds from the auction-rate securities to meet working capital needs, we may be required to adjust the carrying value of these investments through impairment charges recorded to earnings, as appropriate, which could be material.

        The fair values of these auction-rate securities are estimated utilizing a trinomial discounted cash flow valuation model as of March 31, 2009. This analysis considers, among other items, the maximum interest rate, the probability of passing, failing or default at each auction, the severity of default and the discount rate. These securities were also compared, when possible, to other observable market data or inputs with similar characteristics to the securities that we held, including credit default swaps spreads on securities with similar credit, implied volatility rates on exchange traded options and spreads on corporate credit. The analysis assumes that a successful auction would occur, at par, at some point in time for each security.

        All of our assets measured at fair value on a recurring basis using significant Level 3 inputs as of March 31, 2009 and March 31, 2008 were auction-rate securities. The following tables summarize the change in balances for the three-month periods ended March 31, 2009 and March 31, 2008:

Level 3 Auction-Rate Securities
(in thousands)
Balance at January 1, 2009	$70,912
Unrealized gain included in other comprehensive income	1,416
Net settlements	(1,225)

Balance at March 31, 2009	$71,103

Level 3 Auction-Rate Securities
(in thousands)
Balance at January 1, 2008	$99,900
Unrealized loss included in other comprehensive income	(3,509)
Net settlements	(16,150)

Balance at March 31, 2008	$80,241

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

11. Fair Value Measurements (Continued)

        Effective January 1, 2009, we implemented SFAS 157 for our nonfinancial assets and liabilities that are subject to remeasurement at fair value on a non-recurring basis. These assets include those associated with acquired businesses, including goodwill and other intangible assets. For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if one or more is determined to be impaired. The adoption of SFAS 157 for our nonfinancial assets and liabilities that are remeasured at fair value on a non-recurring basis did not impact our financial position or results of operations; however the remeasurements under SFAS 157 could have an impact in future periods. In addition, we may have additional disclosure requirements in the event we complete an acquisition or incur impairment of our assets in future periods.

        As of March 31, 2009, we have not made any fair value elections with respect to any of our eligible assets and liabilities as permitted under the provisions of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115.

12. Restructuring

        In the first quarter of 2009, we recorded $27.5 million of restructuring charges. These charges consist of approximately $21.8 million relating to employee termination benefits and approximately $5.7 million relating to other charges, including contract sales organization termination fees and lease termination fees associated with office locations, equipment and automobiles.

        The following table sets forth the restructuring accrual activity during the three months ended March 31, 2009:

	Employee Related Items and Benefits	Other Costs	Total
	(in thousands)
Restructuring accrual at January 1, 2009	$—	$—	$—
Charges	21,818	5,719	27,537
Utilization	(4,921)	(2,781)	(7,702)

Restructuring accrual at March 31, 2009	$16,897	$2,938	$19,835

        The employee related items and benefits primarily relate to severance and benefit costs for the employees that were terminated. Other costs consist of excess leased computer equipment, excess leased facilities and termination fees related to a contract sales organization as a result of our corporate restructuring. The restructuring reserve is recorded as other current liabilities on our condensed consolidated balance sheets.

13. Business Segment Reporting

        We report and operate in two segments distinguished by strategic business units that offer different products: (i) Sepracor Inc., which consists of Sepracor and our subsidiaries other than SPI and currently engages in the discovery, research and development and commercialization of pharmaceutical products and (ii) SPI, which currently engages in the licensing and commercialization of pharmaceutical products in Canada. The accounting policies of both segments are the same as those described in the summary of significant accounting policies, which are contained in our Annual Report on Form 10-K and filed with the SEC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

13. Business Segment Reporting (Continued)

        The tables below represent segment information for the periods identified and provides a reconciliation of segment information to total consolidated information. Reconciliation of segment information for the three months ended March 31, 2008 is not presented as Sepracor had only one segment during that period. For the Sepracor segment and SPI, segment income (loss) from operations represents segment gross profit less direct research and development expenses, research and development—in process upon acquisition, or IPR&D, expenses, direct selling, general and administrative expenses and amortization of intangible assets. There are no inter-segment revenues and we do not report capital expenditures by segment as such information is not used by our chief operating decision-maker.

	Three Months Ended March 31, 2009
	Sepracor	SPI	Consolidated
	(in thousands)
Product revenues	$302,999	$3,855	$306,854
Royalties and license fees	23,041	277	23,318

Total revenues	$326,040	$4,132	$330,172
Income (loss) from operations	$66,848	$(437)	$66,411
Total assets	$1,675,719	$51,911	$1,727,630
Depreciation and amortization	$8,032	$835	$8,867

        Reconciling information between reportable segments and consolidated totals is shown in the following table:

Three Months Ended March 31, 2009
(in thousands)
Income (loss) from operations	$66,411
Interest income	1,881
Loss on extinguishment of debt	(490)
Interest expense	(7,951)
Equity in investee losses	(205)
Other income (expense)	195

Income before income taxes	$59,841

        All of our revenues were received from unaffiliated customers located in the United States and Canada.

14. Subsequent Events

        On April 29, 2009, we entered into a mutual termination agreement, or Termination Agreement, with GSK Group Limited, or GSK, an affiliate of GlaxoSmithKline, pursuant to which the parties mutually agreed to terminate the development, license and commercialization agreement dated September 11, 2007, or GSK License Agreement. In accordance with the Termination Agreement, all rights granted by us to GSK ceased as of April 29, 2009, with the exception of certain provisions that customarily survive termination. In addition, the parties confirmed that each party is current in its payments due to the other and that no further payments, milestones or other consideration are due to either party under the terms of the GSK License Agreement. Accordingly, we intend to recognize the remaining $17.0 million in deferred revenue as license fees in the second quarter of 2009.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

        This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 concerning our business, operations and financial condition, including statements with respect to the safety, efficacy and potential benefits of our products and products under development, expectations with respect to the timing and success of the development and commercialization of our products and product candidates and acquisitions of technologies, product candidates, approved products and/or businesses, the timing and success of the submission, acceptance and approval of regulatory filings, the scope of patent protection with respect to our products and product candidates and information with respect to the other plans and strategies for our business and the business of our subsidiaries. All statements other than statements of historical facts included in this report regarding our strategy, future operations, timetables for product testing, development, regulatory approvals and commercialization, acquisitions, financial position, costs, prospects, plans and objectives of management are forward-looking statements. When used in this report, the words "expect," "anticipate," "intend," "plan," "believe," "seek," "will," "estimate," and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements for a number of important reasons, including those discussed under "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report.

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

  •
  OMNARIS® (ciclesonide) Nasal Spray, an intranasal formulation of ciclesonide for the treatment of nasal symptoms associated with seasonal allergic rhinitis in adults and children six years of age and older, and with perennial allergic rhinitis in adults and adolescents 12 years of age and older; and

  •
  ALVESCO® (ciclesonide) HFA Inhalation Aerosol, an inhaled corticosteroid in an HFA MDI formulation for the maintenance treatment of asthma as prophylactic therapy in adult and adolescent patients 12 years of age and older.

        In January 2008, we obtained from Nycomed GmbH, or Nycomed, the exclusive United States distribution rights to OMNARIS Nasal Spray and ALVESCO HFA Inhalation Aerosol. We commercially introduced OMNARIS Nasal Spray in April 2008. In September 2008, we commercially introduced ALVESCO HFA Inhalation Aerosol through a staged launch that was initially targeted primarily to specialists, and in early 2009 we expanded our sales and marketing efforts to include a broader group of physicians. We expect 2009 revenues for this product to take place in the latter part of the year as we reduce launch phase inventory.

        Our sales force markets our products in the United States to primary care physicians, allergists, pulmonologists, pediatricians, hospitals, psychiatrists and sleep specialists, as appropriate. We expect to commercialize any additional products that we may successfully develop or acquire through our own or a contract sales force, co-promotion agreements and/or out-licensing partnerships.

        In January 2009, we announced a corporate restructuring and workforce reduction plan pursuant to which we reduced our workforce by approximately 20%. As of March 31, 2009, we had substantially completed this restructuring and workforce reduction and expect it to be complete by the end of the second quarter of 2009. In addition, during the first quarter of 2009, we eliminated approximately 410 sales representative positions from a contract sales organization. These representatives marketed OMNARIS Nasal Spray, ALVESCO HFA Inhalation Aerosol and our XOPENEX products from September 2008 through January 2009. In total, our sales positions were reduced to approximately 1,325 (although the actual number of sales positions varies from time to time due to attrition in the ordinary course of business).

        As a result of this restructuring and reduction in workforce, in the first quarter of 2009, we recorded restructuring charges of approximately $27.5 million. These charges consist of approximately $21.8 million relating to employee termination benefits and approximately $5.7 million relating to other charges, including contract sales organization termination fees and lease termination fees associated with office locations, equipment and automobiles.

        During the second quarter of 2009, we expect to implement a facility lease termination and nominal reduction in workforce. As a result, we expect to record restructuring charges and make future payments of between approximately $5.0 million and $7.0 million, a substantial portion of which we anticipate will be recorded in the second quarter of 2009. We currently expect these charges to consist of approximately $4.0 million to $5.0 million relating to the facility lease termination and approximately $1.0 million relating to employee termination benefits. Our estimated restructuring charges are based on a number of assumptions. Actual results may differ materially and additional charges not currently expected may be incurred in connection with, or as a result of, these activities.

        In order to establish a Canadian commercial presence, in June 2008 we acquired the outstanding capital stock of Oryx Pharmaceuticals, Inc., or Oryx, a specialty pharmaceutical company that markets branded prescription pharmaceutical products to physician specialists and hospitals within Canada and is focused in the cardiovascular, CNS disorder, pain and infectious disease therapeutic areas. We subsequently changed Oryx's name to Sepracor Pharmaceuticals, Inc., or SPI. Following this acquisition, in accordance with Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards, or SFAS, No. 131, Disclosures about Segments of an Enterprise and Related Information, we began operating in two segments distinguished by strategic business units that offer different products: (1) Sepracor Inc., which consists of Sepracor and our subsidiaries other than SPI and currently engages in the discovery, research and development and commercialization of pharmaceutical products, and (2) SPI, which currently engages in the licensing and commercialization of pharmaceutical products in Canada. However, since there are no differences among our operating segments that are material to an understanding of our business as a whole, we present the financial information of these two segments on a consolidated basis.

        Factors that will be critical for us in achieving near-term success include our ability to:

  •
  maintain our LUNESTA revenues, despite increasing competition;

  •
  maintain XOPENEX Inhalation Solution revenues outside of the Medicare market by maintaining targeted sales and marketing efforts aimed at the retail and hospital market segments;

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

  •
  reduce and manage expenses effectively to help preserve profitability and positive cash flow from operations; and

  •
  maintain patent protection for our products, including successful enforcement of our patents, particularly for XOPENEX Inhalation Solution and LUNESTA for which a number of abbreviated new drug applications, or ANDAs, have been submitted to the United States Food and Drug Administration, or FDA.

        We believe that success in each of these areas should allow us to continue to be profitable in the near term and provide us the ability to repay our outstanding convertible debt of $380.1 million. If not converted, repurchased at the noteholders' or our option, or otherwise refinanced earlier, the principal amount of this debt becomes due as follows:

Principal Amount of Convertible Debt	Maturity Date
$148,020,000	2010
$232,078,000	2024	(1)

(1)
These notes may be converted into cash at the option of the noteholders at certain specified time periods, the first of which is in October 2009. See Note 3 "Adoption of Recent Accounting

  Standards and Revised Financial Statements" to the condensed consolidated interim financial statements for a discussion of our adoption of FASB Staff Position, or FSP, No. Accounting Principles Board, or APB, 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), or FSP APB 14-1, which went into effect on January 1, 2009. As of March 31, 2009, $239.0 million par value of our 0% notes due 2024 remained outstanding.

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

Significant 2009 Developments

  •
  As a result of the decision by the Committee for Medicinal Products for Human Use, or CHMP, of the European Medicines Agency, or EMEA, to recommend granting marketing authorization for LUNIVIA® brand eszopiclone but without designating it as a new active substance, on April 29, 2009, we entered into a mutual termination agreement, or Termination Agreement, with GSK Group Limited, or GSK, an affiliate of GlaxoSmithKline, pursuant to which the parties mutually agreed to terminate the development, license and commercialization agreement dated September 11, 2007, or GSK License Agreement. Pursuant to the GSK License Agreement, GSK obtained rights for the development and commercialization of LUNIVIA (marketed as LUNESTA in the United States) for all markets worldwide excluding the United States, Canada, Mexico and Japan. In accordance with the Termination Agreement, all rights granted by Sepracor to GSK ceased as of April 29, 2009, with the exception of certain provisions that customarily survive termination. In addition, the parties confirmed that each party is current in its payments due to the other and that no further payments, milestones or other consideration are due to either party under the terms of the GSK License Agreement. Accordingly, we intend to recognize the remaining $17.0 million in deferred revenue related to the GSK License Agreement as license fees in the second quarter of 2009.

  Sepracor is in the process of determining whether to pursue commercialization of LUNIVIA in the European Union, or EU, and other markets that were subject to the agreement with GSK.

  •
  On March 31, 2009, we announced that we submitted a New Drug Application, or NDA, to the FDA for the use of eslicarbazepine acetate as adjunctive therapy in the treatment of partial-onset seizures in adults with epilepsy, which we plan to market and sell under the brand name STEDESA™, if and when approved. In December 2007, we entered into a license agreement with Bial—Portela & Ca, S.A., or Bial, for the development and commercialization in the United States and Canada of eslicarbazepine acetate. In April 2009, the EMEA in the EU granted marketing authorization for eslicarbazepine acetate for adjunctive therapy in adult patients with partial-onset seizures with or without secondary generalization.

  •
  On March 20, 2009, we filed a lawsuit in the U.S. District Court for the District of New Jersey alleging infringement of our U.S. Patent Numbers 6,319,926; 6,444,673; 6,864,257; and 7,381,724,

    against each of Teva Pharmaceuticals USA, Inc. and Teva Pharmaceuticals Industries, Ltd., collectively referred to as the Teva entities, Cobalt Laboratories Inc. and Cobalt Pharmaceuticals, Inc., collectively referred to as Cobalt Laboratories, Dr. Reddy's Laboratories Ltd. and Dr. Reddy's Laboratories, Inc., collectively referred to as Dr. Reddy's, Orchid Healthcare, a division of Orchid Chemicals & Pharmaceuticals Ltd., and Orchid Chemicals & Pharmaceuticals, Ltd., collectively referred to as Orchid, Glenmark Generics, Inc., USA, Glemnark Generics, Ltd. and Glenmark Pharmaceuticals, Ltd., collectively referred to as Glenmark Generics, Roxane Laboratories, Inc., or Roxane, Lupin Ltd. and Lupin Pharmaceuticals, Inc., collectively referred to as Lupin, Wockhardt Limited and Wockhardt USA, Inc., collectively referred to as Wockhardt, Sun Pharma Global Inc., Sun Pharmaceutical Industries Inc. and Sun Pharmaceutical Industries Ltd., collectively referred to as Sun Global, Orgenus Pharma Inc., or Orgenus, Mylan Inc., or Mylan, and Alphapharm Pty. Ltd., or Alphapharm. In April 2009, we also filed a lawsuit in the United States District Court for the Southern District of New York alleging infringement of these patents against Mylan and Alphapharm.

    Beginning in February 2009, we received notices from each of these parties indicating that each had filed an ANDA with the FDA for generic versions of eszopiclone tablets (1 mg, 2 mg and 3 mg). Each submission includes a Paragraph IV certification alleging that one or more of our patents listed in the FDA publication entitled Approved Drug Products With Therapeutic Equivalence Evaluations, commonly referred to as the "Orange Book", for LUNESTA is invalid, unenforceable or not infringed by their respective proposed generic products. We may receive additional notices that other ANDAs with Paragraph IV certifications have been filed by different generic pharmaceutical companies. Due to the commencement of this litigation, ANDA approval will be stayed until approximately June 15, 2012 (or potentially six months thereafter if we successfully obtain a pediatric exclusivity extension) or until a court decides that our patents are invalid, unenforceable or not infringed, whichever is earlier. Should we successfully enforce our patents, ANDA approval should not occur until expiration of the applicable patents, one of which may be extended by our outstanding patent term extension application.

  •
  On March 17, 2009, we announced that we had completed the tender offer we commenced in February 2009 to purchase for cash up to all of our outstanding 0% notes due 2024 at a purchase price equal to $970 per $1,000 principal amount. An aggregate principal amount of $143.4 million of the notes were validly tendered and accepted, for which we paid an aggregate of $139.1 million (excluding fees and other expenses in connection with the tender offer). At March 31, 2009, an aggregate principal amount of $232.1 million of our 0% notes due in 2024 remain outstanding on our condensed balance sheets, which had a par value of $239.0 million.

  •
  On March 10, 2009, we entered into a settlement and license agreement with Teva Pharmaceuticals USA, Inc., or Teva, and Barr Laboratories, Inc., or Barr, a wholly owned subsidiary of Teva, to resolve the patent litigation against Barr involving our XOPENEX Inhalation Solution products (1.25 mg/3 mL, 0.63 mg/3 mL and 0.31 mg/3 mL) and to grant a license to Barr and Teva. The settlement and license agreement permits Barr and Teva to launch generic versions of these XOPENEX Inhalation Solution dosages under terms of a non-exclusive license commencing on February 17, 2013. The agreement also contains provisions whereby the effective date of Barr's and Teva's license can be earlier under certain circumstances. Upon launch, Teva and Barr will pay us a royalty on their respective profit margins generated from the sales of generic versions of these XOPENEX Inhalation Solution dosages. On March 11, 2009, the parties submitted to the court an agreed Consent Final Judgment and Dismissal, which the court approved, and the litigation is now concluded. The settlement with Barr does not end all disputes related to generic XOPENEX Inhalation Solution products, as litigation against Dey, L.P. remains pending.

  •
  On March 5, 2009, we announced that we have completed the analysis and validation of the preliminary results of a Phase II, 440-patient study evaluating the efficacy and safety of SEP-225441, a modified-release formulation of eszopiclone for the treatment of generalized anxiety disorder, or GAD. We determined that the study did not meet its primary efficacy endpoint, which was reduction in symptoms of GAD as assessed using the clinician-rated HAM-A scale (Hamilton Anxiety Rating Scale), a standard scale used to assess anxiety in clinical trials and consisting of a list of symptoms commonly associated with anxiety. We are in the process of further analyzing the data in an effort to determine whether this compound warrants further clinical development.

  •
  In January 2009, we announced a corporate restructuring and workforce reduction plan pursuant to which we reduced our workforce by approximately 20%. As of March 31, 2009, we had substantially completed this restructuring and workforce reduction and expect it to be complete by the end of the second quarter of 2009. In addition, during the first quarter of 2009, we eliminated approximately 410 sales representative positions from a contract sales organization. These representatives marketed OMNARIS Nasal Spray, ALVESCO HFA Inhalation Aerosol and our XOPENEX products from September 2008 through January 2009. In total, our sales positions were reduced to approximately 1,325. These reductions, together with other anticipated cost-savings initiatives across the organization, have resulted in a projected reduction in operating expenses of approximately $190.0 million in 2009.

Three Month Periods ended March 31, 2009 and 2008

Adoption of Recent Accounting Standards and Revised Financial Statements

        In the first quarter of 2009, as a result of our adoption of FSP APB 14-1 and its impact on our 0% notes due 2024, interest expense and general and administrative amounts have been adjusted to conform to the current period presentation. In addition, during the first quarter of 2009 we detected two immaterial accounting errors. The first related to our interest income calculation and the second related to our accounting for manufacturing costs associated with our commercial products and product samples. The correction of the errors has been recorded in the applicable periods in 2008, 2007, 2006 and 2005. For purposes of the three month periods ended March 31, 2009 and 2008 comparisons below, we have adjusted our first quarter 2008 interest income, cost of revenue, interest expense and general and administrative amounts to reflect the adjusted amounts. See Note 3 "Adoption of Recent Accounting Standards and Revised Financial Statements" to the condensed consolidated interim financial statements for further discussions related to the adoption of FSP APB 14-1 and the correction of certain immaterial prior period errors.

Revenues

        Product sales were $306.9 million and $305.5 million for the three months ended March 31, 2009 and 2008, respectively, an increase of less than 1%.

        Sales of LUNESTA were $140.4 million and $135.6 million for the three months ended March 31, 2009 and 2008, respectively, an increase of approximately 4%. The increase was primarily the result of a net selling price increase of approximately 12%. The net selling price increase consisted of a gross selling price increase of approximately 11% and a slight decrease in product sales allowances. Partially offsetting the increase in the net selling price was an approximately 8% decrease in the number of units sold, which we believe is primarily the result of competition from generic products in the insomnia market, and a decline in the overall growth rate of the branded market for insomnia products. Adjustments recorded to gross sales are disclosed below under the heading "Analysis of gross sales to net sales."

        Sales of XOPENEX Inhalation Solution were $118.1 million and $140.0 million for the three months ended March 31, 2009 and 2008, respectively, a decrease of approximately 16%. The decrease was primarily due to a decrease in number of units sold of approximately 33%, which we believe is primarily the result of a decline in units sold in the home health care market that are subject to reimbursement under Medicare Part B. The reimbursement paid by Centers for Medicare and Medicaid Services, or CMS, for XOPENEX Inhalation Solution has fallen significantly since July 1, 2007 as a result of the implementation of the blended Medicare Part B reimbursement rate for XOPENEX Inhalation Solution and generic albuterol. As a result, commencing January 1, 2009, we ceased contracting with home health care providers for XOPENEX Inhalation Solution. Accordingly, our sales to Medicare Part B providers decreased and, as a result, our aggregate unit sales and revenues for this product has decreased. However, the decrease in revenues was proportionately less than the decrease in unit sales due to a commensurate reduction in Medicaid rebate liability that has been incurred historically and that resulted from sales of XOPENEX Inhalation Solution at steeply discounted prices to home health care providers since the blended reimbursement rate went into effect. In addition, we believe the decrease in units sold was also partially attributed to the disruption related to our sale force restructuring. Partially offsetting the decrease in the number of units sold was a net selling price increase of approximately 27%. The net selling price increase consisted of a gross selling price increase of approximately 20% and a decrease in product sales allowances primarily related to lower sales to Medicare Part B providers, as described above. Adjustments recorded to gross sales are disclosed below under the heading "Analysis of gross sales to net sales."

        Sales of XOPENEX HFA were $20.1 million and $20.0 million for the three months ended March 31, 2009 and 2008, respectively, an increase of less than 1%. The increase was primarily the result of an approximately 11% increase in the number of units sold. Partially offsetting the increase in the number of units sold was a net selling price decrease of approximately 10%. The net selling price decrease consisted of a gross selling price increase of less than 1% offset by an increase in product sales allowances primarily attributed to an increase in government rebates and contractual discounts and an increase in wholesaler fee-for-service discounts related to credits earned in the first quarter of 2008 due to a XOPENEX HFA gross price increase in that period. Adjustments recorded to gross sales are disclosed below under the heading "Analysis of gross sales to net sales."

        Sales of BROVANA were $18.5 million and $9.9 million for the three months ended March 31, 2009 and 2008, respectively, an increase of approximately 87%. The increase was primarily the result of an approximately 55% increase in the number of units sold and a net selling price increase of approximately 21%. The net selling price increase consisted of a gross selling price increase of approximately 17% and a decrease in product sales allowances as a percentage of gross sales. Adjustments recorded to gross sales are disclosed below under the heading "Analysis of gross sales to net sales."

        Sales of OMNARIS Nasal Spray were $5.9 million and $0 for the three months ended March 31, 2009 and 2008, respectively. We commercially introduced OMNARIS Nasal Spray in April 2008. Adjustments recorded to gross sales are disclosed below under the heading "Analysis of gross sales to net sales."

        Sales of ALVESCO HFA Inhalation Aerosol were $0 for the three months ended March 31, 2009 and 2008. In September 2008, we commercially introduced ALVESCO HFA Inhalation Aerosol through a staged launch that was initially targeted primarily to specialists, and in early 2009 we expanded our sales and marketing efforts to include a broader group of physicians. We expect 2009 revenues for this product to take place in the latter part of the year as we reduce launch phase inventory. Adjustments recorded to gross sales are disclosed below under the heading "Analysis of gross sales to net sales."

        Analysis of gross sales to net sales—We record product sales net of the following significant categories of product sales allowances: payment term discounts, wholesaler fee-for-service discounts, government rebates and contractual discounts, returns and other discounts. We recompute these amounts each quarter and historically our estimates have not materially differed from actual results, with the exception of estimates related to certain Medicaid discounts resulting from a material weakness, which has been remediated, in our internal control over the process we used to identify transactions with the potential to establish a new Medicaid best price, as more fully described in Part II, Item 9A "Controls and Procedures" of our Annual Report on Form 10-K for the year ended December 31, 2008. Calculating each of these items involves significant estimates and judgments and requires us to use information from external sources. The following table presents the adjustments deducted from gross sales to arrive at total net sales:

	For the Three Months Ended March 31,
	2009	% of Sales	2008	% of Sales	$ Change	% Change
	(in thousands)
Gross sales	$433,704	100%	$445,680	100%	$(11,976)	(3)%
Adjustments to gross sales:
Payment term discounts	8,284	1.9%	8,966	2.0%	(682)	(8)%
Wholesaler fee-for-service	12,129	2.8%	3,484	0.8%	8,645	248%
Government rebates and contractual discounts	96,508	22.3%	120,022	26.9%	(23,514)	(20)%
Returns	6,342	1.5%	6,462	1.4%	(120)	(2)%
Other (includes product introduction discounts)	3,587	0.8%	1,202	0.3%	2,385	198%

Sub-total adjustments	126,850	29.3%	140,136	31.4%	(13,286)	(9)%

Net sales	$306,854	70.7%	$305,544	68.6%	$1,310	0%

        The decrease in adjustments to gross sales as a percentage of gross sales for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 primarily reflects a net decrease in government rebates and contractual discounts as a result of:

  •
  a decrease in Medicare Part B discounts primarily given on the sales of XOPENEX Inhalation Solution;

  •
  a decrease in Medicaid discounts given on the sales of XOPENEX Inhalation Solution, XOPENEX HFA and LUNESTA;

  •
  a decrease in discounts given through managed care programs on the sales of LUNESTA and XOPENEX Inhalation Solution, partially offset by an increase in discounts on the sales of XOPENEX HFA; and

  •
  a slight decrease in Medicare Part D discounts given on the sales of LUNESTA offset by an increase in discounts on the sales of XOPENEX HFA.

        These decreases in government rebates and contractual discounts were partial offset by:

  •
  an increase in discounts given to hospitals in the form of chargebacks given primarily on the sales of XOPENEX Inhalation Solution, LUNESTA, XOPENEX HFA and BROVANA; and

  •
  an increase in discounts under a program with the Veterans Administration, or VA, primarily on the sales of LUNESTA and XOPENEX Inhalation Solution.

In addition to the net decrease in government rebates and contractual discounts, product returns reserves decreased overall primarily related XOPENEX Inhalation Solution as we experienced a lower rate of actual returns, partially offset by a slight increase in product returns reserves related to BROVANA, OMNARIS Nasal Spray and XOPENEX HFA.

        The decrease in government rebates and contractual discounts and product returns reserves was partially offset by:

  •
  an increase in wholesaler fee-for-service discounts primarily related to credits earned in the first quarter of 2008 due to LUNESTA and XOPENEX HFA gross price increases in that period; and

  •
  an increase in other discounts primarily related to the timing and increase of LUNESTA and OMNARIS Nasal Spray vouchers and coupons distributed.

Royalties and License Fees Revenue

        Royalties and license fees were $23.3 million and $15.2 million for the three months ended March 31, 2009 and 2008, respectively, an increase of approximately 53%.

        Royalties earned on the sales of ALLEGRA® (fexofenadine HCl) under our agreements with sanofi-aventis were $11.5 million and $7.7 million for the three months ended March 31, 2009 and 2008, respectively, an increase of approximately 49%. The increase is primarily the result of increased sales in Japan.

        Royalties earned on sales of CLARINEX® (desloratadine) under our agreement with Schering-Plough Corporation, or Schering-Plough, were $5.9 million and $6.1 million for the three months ended March 31, 2009 and 2008, respectively, a decrease of approximately 4%. The decrease is the result of slightly lower CLARINEX sales in the three months ended March 31, 2009 as compared to the same period in the prior year.

        Royalties earned on sales of XYZAL®/XUSAL™ (levocetirizine) under our agreements with UCB S.A. and UCB Farchim S.A. were an aggregate of $4.5 million and $1.3 million for the three months ended March 31, 2009 and 2008, respectively, an increase of approximately 230%. The increase is the result of the commercialization of XYZAL in the United States beginning in the fourth quarter of 2007, for which we started receiving payments during the second quarter of 2008.

        License fees recognized on our agreements with GSK and Eisai Co. Ltd., or Eisai, for the development and commercialization of our eszopiclone product, were $1.2 million and $58,000 for the three months ended March 31, 2009 and 2008, respectively. The increase relates to additional GSK and Eisai license revenue earned in the first quarter of 2009. In April 2009, we announced the mutual termination of the GSK License Agreement.

        A number of the patents we own and license to third parties for which we receive these royalties are the subject of patent invalidation or revocation claims by companies seeking to introduce generic equivalents of the products covered by such patents. We can provide no assurance concerning the duration or outcome of any patent related lawsuits. If we, or third parties from whom we receive royalties, are not successful in enforcing our respective patents, the companies seeking to market generic versions will not be excluded from marketing their generic versions of these products. Introduction of generic equivalents of any of these products before the expiration of our patents or the patents of our licensees would cause a reduction in royalties received and could have a material adverse effect on our business.

Costs of Revenues

Cost of Products Sold

        Cost of products sold was $31.7 million and $27.6 million for the three months ended March 31, 2009 and 2008, respectively.

        Cost of LUNESTA sold as a percentage of LUNESTA gross sales was approximately 5% for the three months ended March 31, 2009 and 2008.

        Cost of XOPENEX Inhalation Solution sold as a percentage of XOPENEX Inhalation Solution gross sales was approximately 5% for the three months ended March 31, 2009 and 2008.

        Cost of XOPENEX HFA sold as a percentage of XOPENEX HFA gross sales was approximately 13% for the three months ended March 31, 2009 and 2008.

        Cost of BROVANA sold as a percentage of BROVANA gross sales was approximately 11% and 12% for the three months ended March 31, 2009 and 2008, respectively. The decrease in the cost as a percentage of gross sales is primarily due to an increase in our gross selling price, while the cost structure remained relatively consistent from period to period.

        Cost of OMNARIS Nasal Spray sold as a percentage of OMNARIS Nasal Spray gross sales was approximately 36% for the three months ended March 31, 2009. We commercially introduced OMNARIS Nasal Spray in April 2008.

        Cost of ALVESCO HFA Inhalation Aerosol sold as a percentage of ALVESCO HFA Inhalation Aerosol gross sales was approximately 2,033% for the three months ended March 31, 2009, as we had minimal gross sales of ALVESCO HFA Inhalation Aerosol and approximately $475,000 of costs in the three months ended March 31, 2009. We commercially introduced ALVESCO HFA Inhalation Aerosol in September 2008.

Cost of Royalty Revenue

        Cost of royalties earned was $373,000 and $489,000 for the three months ended March 31, 2009 and 2008, respectively, a decrease of approximately 24%. The cost of royalties in both periods relates to an obligation to a third party as a result of royalties we earn from Schering-Plough based on its sales of CLARINEX. This decrease in third-party obligations is due to the decrease in royalties earned in the three months ended March 31, 2009 as compared with the same period in 2008.

Research and Development

        Research and development expenses were $59.2 million and $66.2 million for the three months ended March 31, 2009 and 2008, respectively, a decrease of approximately 11%. The decrease is primarily due to the $10.0 million milestone payment to Bial during the first quarter of 2008 pursuant to the license agreement for STEDESA, decreased spending on LUNESTA and BROVANA Phase IV programs and decreased spending on certain early-stage programs (SEP-225441, SEP-228425 and SEP-228432), partially offset by increased spending on the ciclesonide products in development and SEP-225289 Phase II efforts.

        Research and development—in process upon acquisition, or IPR&D, expenses were $0 and $39.2 million for the three months ended March 31, 2009 and 2008, respectively. These expenses represent the cost of acquiring rights to branded pharmaceutical products in development from third parties, which we expense at the time of acquisition. For the three months ended March 31, 2008, IPR&D expenses included costs associated with our agreement with Nycomed to develop, market and commercialize OMNARIS HFA Nasal Aerosol, ALVESCO HFA Inhalation Aerosol and certain other ciclesonide product candidates.

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

        Below is a summary of expenditure information for our products and product candidates that represent approximately 10% or more of our direct project research and development spending for the three months ended March 31, 2009 and 2008, as well as the costs incurred at the end of such periods. The costs in this analysis include only direct costs and do not include certain indirect labor, overhead, share-based compensation or other costs that benefit multiple projects. The "Estimate of Completion of Phase" column contains forward-looking statements regarding expected timing of completion of product development phases. Completion of product development, if successful, culminates in the submission of an NDA to the FDA; however, there can be no assurance that the FDA will accept for filing, or approve, any NDA. The actual timing of completion of phases could differ materially from the estimates provided in the table. The one FDA approved product and the four product candidates listed in the table below accounted for approximately 78% of our direct project research and development spending for the three months ended March 31, 2009.

	Phase of Development / Estimate of Completion of Phase	Indication	Project costs for the three months ended March 31, 2009	Project costs to date through March 31, 2009	Project costs for the three months ended March 31, 2008	Project costs to date through March 31, 2008
			(in thousands)
LUNESTA (eszopiclone)	*	Insomnia	$7,743	$279,075	$10,716	$255,813
OMNARIS HFA	III / 2010	Allergic Rhinitis	$6,029	$10,089	$0	$0
SEP-225289	II / 2009	Depression	$4,963	$43,997	$2,524	$26,717
SEP-225441	II / 2009	Anxiety	$1,389	$24,320	$3,031	$10,264
STEDESA	**	Epilepsy	$3,860	$7,590	$0	$0

*
We commercially introduced LUNESTA in April 2005.

**
We submitted the STEDESA NDA in March 2009.

        Due to the length of time necessary to develop a product, uncertainties related to the ability to obtain governmental approval for commercialization, and difficulty in estimating costs of projects, we do not believe it is possible to make accurate and meaningful estimates, with any degree of accuracy, of the ultimate cost to bring our product candidates that have not entered into Phase III clinical trials to FDA approved status. We recently completed a Phase III clinical trial of OMNARIS HFA Nasal

Aerosol for the treatment of seasonal allergic rhinitis, and we plan to commence another Phase III clinical trial of this product in 2009 for the treatment of perennial allergic rhinitis. We estimate that it will cost approximately $40.0 million to $50.0 million to advance OMNARIS HFA Nasal Aerosol from its current stage of development through an NDA submission based on a targeted NDA submission during in late 2010 or early 2011, provided that no significant delays are imposed by internal resource constraints or unanticipated FDA requirements. In addition, we recently commenced a Phase III clinical trial for the development of an adult monotherapy indication for STEDESA. As of March 31, 2009, the costs associated with development of this indication were $2.7 million. We estimate that it will cost approximately $40.0 million to advance the adult monotherapy indication for STEDESA from its current stage of development through a supplemental New Drug Application, or sNDA, submission based on a target sNDA submission during 2012, provided that the NDA for STEDESA is accepted for filing and no significant delays are imposed by internal resource constraints or unanticipated FDA requirements.

Selling, Marketing and Distribution

        Selling, marketing and distribution expenses were $120.6 million and $155.3 million for the three months ended March 31, 2009 and 2008, respectively, a decrease of approximately 22%. The change was largely due to a decrease in marketing, advertising and promotional expenses related to costs to support LUNESTA and a decrease in salary and other compensation related expenses resulting from our corporate restructuring and workforce reduction plan commenced during the first quarter of 2009, offset by an increase in marketing and promotional expenses related to our OMNARIS Nasal Spray and ALVESCO HFA Inhalation Aerosol products.

General and Administrative

        General and administrative costs were $22.8 million and $23.3 million for the three months ended March 31, 2009 and 2008, respectively, a decrease of approximately 2%. The change is primarily the result of a decrease in professional fees related to the work required in connection with the remediation of a material weakness in our internal controls and financial reporting, which was completed by year-end 2008.

Amortization of Intangible Assets

        Amortization of intangible assets was $1.5 million and $2.3 million for the three months ended March 31, 2009 and 2008, respectively, a decrease of approximately 34%. In the first quarter of 2008, amortization for OMNARIS Nasal Spray, ALVESCO HFA Inhalation Aerosol and related core technology was expensed to amortization of intangible assets, as these products were not commercially available. Effective upon commercial launch of each of OMNARIS Nasal Spray and ALVESCO HFA Inhalation Aerosol, we began to expense amounts previously recorded under amortization of intangible assets through cost of sales. The decrease is the result of amortization of these products being expensed through cost of sales rather than amortization of intangible assets. We expect the amortization of intangible assets to continue to decrease if and when more products are commercially launched.

Restructuring

        Restructuring expense was $27.5 million as compared to an expense reversal of $300,000 for the three months ended March 31, 2009 and 2008, respectively. In the first quarter of 2009, we implemented a corporate restructuring and workforce reduction plan, which was substantially completed as of March 31, 2009 and expected to be completed by the end of the second quarter of 2009. In the first quarter of 2009, approximately $21.8 million was spent on severance and benefit costs for the employees that were terminated and approximately $5.7 million was spent on terminated contracts associated with excess leased facilities, computer equipment and a contract sales organization. These reductions, together with other anticipated cost-savings initiatives across the organization, have resulted in a projected reduction in operating expenses of approximately $190.0 million in 2009. The $300,000 expense reversal in 2008 was primarily the result of a change in estimate associated with employee severance costs and contract terminations from a previous restructuring initiative.

Other Income (Expense)

        Interest income was $1.9 million and $8.2 million for the three months ended March 31, 2009 and 2008, respectively, a decrease of 77%. The decrease is primarily due to lower interest rates earned on our investments in the first quarter of 2009 as well as lower average balances of cash and short- and long-term investments. For the three months ended March 31, 2009 and 2008, the average annualized interest rate that we earned on our investments was 0.95% and 3.97%, respectively.

        Loss on extinguishment of debt was $490,000 and $0 for the three months ended March 31, 2009 and 2008, respectively. During the first quarter of 2009, we commenced and completed a cash tender offer to purchase up to all of our outstanding 0% notes due 2024. An aggregate principal amount of $143.4 million of our 0% notes due 2024 was validly tendered and accepted in the offer. In connection with this transaction, we recorded a loss on the extinguishment of $490,000.

        Interest expense was $8.0 million and $6.7 million for the three months ended March 31, 2009 and 2008, respectively, an increase of approximately 19%. As a result of the adoption of FSP APB 14-1 and its impact on our 0% notes due 2024, the debt discount is amortized to earnings as an increase in interest expense. The increase from the prior year is the result of using the interest method for amortizing the debt discount, which results in a higher interest expense at the end of the instrument's expected life.

        Our share of equity losses was $205,000 and $203,000 for the three months ended March 31, 2009 and 2008, respectively. The equity loss represents our portion of BioSphere Medical, Inc. losses.

Income Taxes

        Income tax expense was $24.7 million and $696,000 for the three months ended March 31, 2009 and 2008, respectively. Income tax expense in 2009 varies from the United States statutory rate principally as a result of the provision for state income taxes, the benefit related to research tax credits and stock-based compensation. The income tax provision for 2008 includes Federal and state alternative minimum tax, or AMT, state income taxes and foreign income tax. Although we had Federal and state tax net operating loss carryforwards as of December 31, 2008 and 2007, the utilization of these loss carryforwards is limited in the calculation of AMT. A valuation allowance is established if, based on management's review of both positive and negative evidence, it is more likely than not that all or a portion of the deferred tax asset will not be realized. As of March 31, 2008, we maintained a valuation allowance for the full amount of our deferred tax assets.

        We account for uncertain tax positions in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48, which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on various related matters such as derecognition, interest, penalties and disclosure. At March 31, 2009, unrecognized tax benefits included approximately $10.6 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deduction, $900,000 of tax positions related to the shorter deductibility period, and approximately $13.2 million of tax positions related to certain tax credits which have not been utilized as of March 31, 2009. We recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. For the quarter ended March 31, 2009, the amount of accrued interest related to unrecognized tax benefits was not significant and no amount has been accrued for penalties.

Liquidity and Capital Resources

        Our liquidity requirements have historically consisted of research and development expenses, sales and marketing expenses, in-licensing fees, capital expenditures, working capital, debt service and general corporate expenses. Historically, we have funded these requirements and the growth of our business primarily through convertible subordinated debt offerings, the issuance of common stock, including the exercise of stock options, sales of our products and fees and royalties under license agreements for our drug compounds. Although we may use one or more of these financing mechanisms in the future, we now expect to fund our liquidity requirements primarily with operating profits generated from product sales. We also believe we have the ability to meet our short-term liquidity needs through the use of our cash and short-term investments on hand at March 31, 2009.

        As of March 31, 2009, our total convertible debt was approximately $380.1 million, which consists of $148.0 million of outstanding 0% Series B notes due December 2010 and $232.1 million of outstanding 0% notes due 2024.

        During the first quarter of 2009, we commenced and completed a cash tender offer to purchase up to all of our outstanding 0% notes due 2024 at a price of $970 for each $1,000 principal amount of notes tendered. An aggregate principal amount of $143.4 million of our 0% notes due 2024 were validly tendered and accepted in the offer. At March 31, 2009, an aggregate of $232.1 million of our 0% notes due 2024 remained outstanding on our condensed consolidated balance sheets and may be converted into cash at the option of the noteholders in October 2009, 2014, 2019 and 2024, as well as under certain conditions. As of March 31, 2009, $239.0 million par value of our 0% notes due 2024 remained outstanding.

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

        At March 31, 2009, $71.1 million of our investment portfolio was invested in AAA rated auction-rate securities. These investments were rated AAA by one or more rating agency. Auction-rate securities are long-term variable rate bonds tied to short-term interest rates. After the initial issuance of the securities, the interest rate on the securities is reset periodically, at intervals established at the time of issuance (primarily every 28 days), based on market demand for a reset period. Auction-rate securities are bought and sold in the marketplace through a competitive bidding process often referred to as an auction. If there is insufficient interest in the securities at the time of an auction, the auction may not be completed and the rates may be reset to predetermined "penalty" or "maximum" rates.

        Substantially all of our auction-rate securities are backed by pools of student loans guaranteed by the Federal Family Education Loan Program, or FFELP, and we continue to believe that the credit quality of these securities is high based on this guarantee and other collateral. Auctions for these securities began failing in the first quarter of 2008 and continued to fail throughout the first quarter of 2009, which we believe is a result of the recent uncertainties in the credit markets. Consequently, the investments are not currently liquid, and we will not be able to access these funds until a future auction of these investments is successful, a buyer is found outside of the auction process, the security is called or the underlying securities have matured. At the time of our initial investment and through the date of this report, all of our auction-rate securities remain AAA rated by one or more rating agency. We believe we have the ability to hold these investments until the lack of liquidity in these markets is resolved. As a result, we continue to classify the entire balance of auction-rate securities as non-current available-for-sale investments at fair value on our consolidated balance sheets.

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

        At March 31, 2009, because of the temporary declines in fair value for the auction-rate securities, which we attribute to liquidity matters rather than credit issues as discussed above, we have classified our auction-rate securities at Level 3, as defined under the SFAS 157 framework and described in Note 11 "Fair Value Measurements", of our condensed consolidated interim financial statements included in this quarterly report on Form 10-Q, with a fair value of $71.1 million. The fair value of these auction-rate securities is estimated utilizing a trinomial discounted cash flow analysis, which was compared, when possible, to other observable market data or inputs with similar characteristics. The assumptions used in preparing the discounted cash flow analysis include estimates for the maximum interest rate, the probability of passing, failing or default at each auction, the severity of default and the discount rate. Based on this assessment of fair value, as of March 31, 2009, we determined there was a decline in fair value of our auction-rate securities investments of $7.3 million, which was deemed temporary on the basis that substantially all of our auction-rate securities are backed by pools of student loans guaranteed by FFELP, and we continue to believe that the credit quality of these securities is high based on this guarantee and other collateral. The decline in the fair value of our auction-rate securities investments was primarily the result of the assumed delay in the return of liquidity to this investment market-sector. If current market conditions deteriorate further, we may be required to record additional unrealized losses in other comprehensive income. If the credit ratings of the security issuers deteriorate, the anticipated recovery in market values does not occur or we need funds from the auction-rate securities to meet working capital needs, we may be required to adjust the carrying value of these investments through impairment charges recorded to earnings, as appropriate, which could be material.

        Cash, cash equivalents and short- and long-term investments totaled $729.0 million, or 42% of total assets, at March 31, 2009, compared to $765.8 million, or 42% of total assets, at December 31, 2008.

        Net cash provided by operating activities for the three months ended March 31, 2009 was $78.4 million, which includes net income of $35.2 million. Our net income for this period includes non-cash charges of $17.6 million, consisting primarily of depreciation and amortization, interest accretion on license fee liabilities, loss on debt extinguishment, interest expense related to accretion of debt discount, equity in investee losses, share-based compensation, settlement of accreted interest on convertible debt and deferred income taxes. Accounts receivable decreased by $17.6 million primarily due to strong collection efforts. Accrued expenses decreased by $17.6 million primarily due to payments made relating to accrued bonuses, inventory purchases, royalties and taxes. Product sales allowances and reserves increased $11.5 million primarily due to product revenue rebates related to LUNESTA and XOPENEX Inhalation Solution product sales. Other liabilities increased by $19.4 million primarily as a result of the increase in our corporate restructuring reserve.

        Net cash used in investing activities for the three months ended March 31, 2009 was $88.9 million, which is primarily attributable to the purchases of short- and long-term investments of $131.8 million offset by the cash provided by net sales and maturities of short- and long-term investments of $52.9 million.

        Net cash used in financing activities for the three months ended March 31, 2009 was $106.2 million. We received proceeds of $1.8 million from issuing common stock upon the exercise of stock options issued under our stock option plans, and we used $139.4 million to repay capital lease obligations and long-term debt, which is comprised of $108.0 million related to repayments of long-term debt and $31.4 million related to the settlement of accreted interest on our convertible debt.

        We believe our existing cash and the cash flow that we anticipate from operations will be sufficient to support existing operations through at least the next 12 months. In the longer term, we expect to continue to fund our existing operations with operating profits generated from product sales. Our actual future cash requirements and our ability to generate revenue, however, will depend on many factors, including:

  •
  LUNESTA sales;

  •
  XOPENEX Inhalation Solution and XOPENEX HFA sales;

  •
  BROVANA sales;

  •
  successful commercialization of OMNARIS Nasal Spray and ALVESCO HFA Inhalation Aerosol;

  •
  successful development of and regulatory approval for our product candidates, including STEDESA for which we submitted an NDA in March 2009;

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

Critical Accounting Policies and Estimates

        We identified critical accounting policies and estimates in our Annual Report on Form 10-K for the year ended December 31, 2008. These critical accounting policies relate to product revenue recognition, royalty revenue recognition, product sales allowance and reserves, license fee revenue recognition, accounts receivable and bad debt, impairment of goodwill and intangible assets, impairment of long lived assets, other-than-temporary impairments of available-for-sale investments, fair value measurements, inventory write-downs, stock-based compensation, research and development expense and IPR&D expense. These policies require us to make estimates in the preparation of our financial statements as of a given date. Because of the uncertainty inherent in these matters, our actual results could differ from the estimates we use in applying the critical accounting policies.

        A summary of accounting policies that are considered critical may be found in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2008 in the "Critical Accounting Policies" section. Other than as described below, our critical accounting policies and estimates are as set forth in the Form 10-K.

        Product sales allowances and reserves—The following table summarizes activity in each of our product sales allowances and reserve categories for the three months ended March 31, 2009:

	Payment Term Discount	Wholesaler Fee for Service	Government Rebates and Contractual Discounts	Returns	Other Discounts	Total
	(in thousands)
Balance at December 31, 2008	$(3,750)	$(11,479)	$(239,909)	$(23,227)	$(1,974)	$(280,339)
Current provision:
Current year	(8,284)	(12,129)	(94,561)	(5,375)	(2,979)	(123,328)
Prior year	—	—	(1,947)	(967)	(608)	(3,522)

Total	(8,284)	(12,129)	(96,508)	(6,342)	(3,587)	(126,850)

Actual:
Current year	5,271	—	7,588	—	1,593	14,452
Prior year	3,548	5,313	85,314	4,899	2,368	101,442

Total	8,819	5,313	92,902	4,899	3,961	115,894

Balance at March 31, 2009	$(3,215)	$(18,295)	$(243,515)	$(24,670)	$(1,600)	$(291,295)

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

Contractual Obligations

        As of March 31, 2009, our contractual obligations described in our Annual Report on Form 10-K for the year ended December 31, 2008 have not materially changed, with the exception of our outstanding convertible subordinated debt obligations. During the first quarter of 2009 we commenced and completed a cash tender offer to purchase up to all of our outstanding 0% notes due 2024. An aggregate principal amount of $143.4 million of our 0% notes due 2024 were validly tendered and accepted in the offer, and $232.1 million of our 0% notes due 2024 remain outstanding as of March 31, 2009 on our condensed consolidated balance sheets, which had a par value of $239.0 million. See Note 7 "Convertible Subordinated Debt" to the condensed consolidated interim financial statements for further discussion.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to market risk from changes in interest rates and equity prices, which could affect our future results of operations and financial condition. These risks are described in our Annual Report on Form 10-K for the year ended December 31, 2008. As of May 8, 2008, there have been no material changes to the market risks described in our Annual Report on Form 10-K for the year ended December 31, 2008. Additionally, we do not anticipate any near-term changes in the nature of our market risk exposures or in our management's objectives and strategies with respect to managing such exposures.

        We hold auction-rate security investments which are AAA rated and the underlying assets are backed by pools of student loans guaranteed by FFELP. Due to the recent uncertainties in the credit market, these securities have been rendered temporarily illiquid, and the fair value of those investments as of March 31, 2009 is estimated to be $7.3 million below par value. We continue to classify our entire balance of auction-rate securities as non-current available-for-sale investments at fair value on our unaudited condensed consolidated balance sheets. We believe we have the ability to hold these investments until the lack of liquidity in these markets is resolved. If current market conditions deteriorate further, we may be required to record additional unrealized losses in other comprehensive income. If the credit ratings of the security issuers deteriorate, the anticipated recovery in market values does not occur, or we need funds from the auction-rate securities to meet working capital needs, we may be required to adjust the carrying value of these investments through impairment charges recorded to earnings, as appropriate, which could be material.

ITEM 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        Our management has carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009. The term "disclosure controls and procedures," as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed in the reports that the company files or submits under the Exchange Act is recorded, procesed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon our management's evaluation, the President and Chief Executive Officer and Executive Vice President and Chief Financial Officer have concluded that, as of March 31, 2009, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

        There has been no change in our internal control over financial reporting during our quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

  Breath Limited

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

        In April 2008, we entered into a settlement and license agreement with Breath to resolve this litigation. The agreement permits Breath to sell its generic versions of these XOPENEX Inhalation Solution products in the United States under the terms of an exclusive 180-day license commencing on August 20, 2012 and a non-exclusive license thereafter. Upon launch, Breath will pay us a double-digit royalty on gross profits generated from the sales of generic versions of these XOPENEX Inhalation Solution products. Under the agreement, Breath agreed not to sell any of the products covered by our patents that are the subject of the license before the date on which the license commences. On May 1, 2008, the parties submitted to the court an agreed order of dismissal without prejudice, which the court approved. The litigation is now concluded.

        In connection with the settlement and license agreement with Breath, in April 2008 we also entered into a supply agreement with Breath whereby, effective August 20, 2012, we may exclusively supply levalbuterol products (1.25 mg/3 mL, 0.63 mg/3 mL and 0.31 mg/3 mL) to Breath, under our NDA for a period of 180 days, which we refer to as the Initial Term, and on a non-exclusive basis for two and one-half years thereafter. In addition to the royalties described above, Breath will pay us on a cost plus margin basis for supply of these levalbuterol products. The supply agreement contains provisions regarding termination for cause and convenience, including either party's right to terminate the agreement at any time after the Initial Term upon nine months written notice. Both the exclusive license under the settlement and license agreement and the exclusive supply obligations under the supply agreement could become effective prior to August 20, 2012 if a third-party launches a generic version of those dosages of XOPENEX Inhalation Solution or if the parties otherwise mutually agree.

  Dey, L.P.

        In January 2006, we received notification that the FDA had received an ANDA from Dey, L.P., seeking approval of a generic version of our 1.25 mg/3 mL, 0.63 mg/3 mL, and 0.31 mg/3 mL XOPENEX Inhalation Solution. Dey, L.P.'s submission includes a Paragraph IV certification alleging that our patents listed in the Orange Book for these three dosages of XOPENEX Inhalation Solution are invalid, unenforceable, or not infringed by the generic version for which Dey, L.P. has sought approval. In February 2006, we filed a civil action against Dey, L.P. for patent infringement, and the case is pending in the United States District Court for the District of Delaware, C.A. No. 06-113.

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

        The court held a Markman hearing in July 2008 to address the parties' disputed issues of patent claim interpretation and issued its written decision and ruling on these matters in December 2008. A pretrial conference is scheduled for September 2009, and trial is currently scheduled to begin within 120 days of the pretrial conference.

        In June 2008, Dey, L.P. filed a Complaint against us in the United States District Court for the District of Delaware, C.A. No. 08-372. The Complaint is a declaratory judgment action in which Dey, L.P. seeks a declaration of non-infringement and invalidity of United States Patent 6,451,289 owned by us. Dey, L.P. had previously sent us notice that its ANDA contained a Paragraph IV certification alleging that patent 6,451,289 is invalid, unenforceable or not infringed, and we did not commence litigation in response. We filed a Motion to Dismiss for lack of subject matter jurisdiction in response to the Complaint. In January 2009, the court entered an order denying our Motion to Dismiss and issued a corresponding opinion shortly thereafter. In February 2009, we filed a Motion for Certification of the court's order denying our Motion to Dismiss and to stay the proceedings pending resolution of appeal, which was denied by the court in April 2009.

  Barr Laboratories, Inc.

        In May 2007, we received notification that the FDA had received an ANDA from Barr seeking approval of a generic version of our 1.25 mg/3 mL, 0.63 mg/3 mL and 0.31 mg/3 mL XOPENEX Inhalation Solution. Barr's submission includes a Paragraph IV certification alleging that our patents listed in the Orange Book for these three dosages of XOPENEX Inhalation Solution are invalid, unenforceable or not infringed by the generic version for which Barr has sought approval. In July 2007, we filed a civil action against Barr for patent infringement.

        In March 2009, we entered into a settlement and license agreement with Teva and Barr, a wholly owned subsidiary of Teva, to resolve this litigation with Barr and to grant a license to Barr and Teva. The settlement and license agreement permits Barr and Teva to launch generic versions of these XOPENEX Inhalation Solution dosages under terms of a non-exclusive license commencing on February 17, 2013. The agreement also contains provisions whereby the effective date of Barr's and Teva's license can be earlier under certain circumstances. Upon launch, Teva and Barr will pay us a royalty on their respective profit margins generated from the sales of generic versions of these XOPENEX Inhalation Solution dosages. On March 11, 2009, the parties submitted to the court an agreed Consent Final Judgment and Dismissal, which the court approved.

  Additional Information Regarding Levalbuterol ANDA Litigation

        The filing of an action for patent infringement under the Hatch-Waxman Act results in an automatic 30-month stay of the FDA's authority to grant final marketing approval to those companies that filed an ANDA containing a Paragraph IV certification against one or more of our XOPENEX Inhalation Solution patents. If an ANDA submission that includes a Paragraph IV certification is filed against a patent for a drug that has been granted five-year new chemical entity data exclusivity, and that ANDA is filed between years four and five of the date the data exclusivity was awarded, such as in the case of the recently filed ANDAs with Paragraph IV certifications regarding LUNESTA, the statutory stay will run for 7.5 years from the NDA approval date. The first filer of an ANDA with a Paragraph IV certification is potentially entitled to a 180-day period of semi-exclusivity during which the FDA cannot approve subsequently filed ANDAs. The 180-day semi-exclusivity period would begin to run only upon first commercial marketing by the first filer. There are, however, also certain events that could cause the first filer to forfeit the 180-day semi-exclusivity period, which we refer to as a forfeiture event.

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

        For our 1.25 mg/0.5 mL XOPENEX Inhalation Solution concentrate, we believe that Dey, L.P. is the sole first filer and potentially entitled to 180 days of semi-exclusivity for that concentration. The 30-month stay against Dey, L.P.'s ANDA for that concentration expired on February 14, 2009. Dey, L.P. received final approval to sell 1.25 mg/0.5 mL levalbuterol from the FDA on March 20, 2009 and could commence an "at risk" launch of this product at any time.

        Although we could seek recovery of any damages sustained in connection with any activities conducted by a party that infringes a valid and enforceable claim in our patents, whether we are ultimately entitled to such damages would be determined by a court of law. If any of these parties were to commence selling a generic alternative to our XOPENEX Inhalation Solution products prior to the resolution of ongoing legal proceedings or in violation of any settlement agreement, or there is a court determination that the products these companies wish to market do not infringe our patents, or that our patents are invalid or unenforceable, it would have a material adverse effect on our business, financial condition and results of operations. In addition, our previously issued guidance regarding our projected financial results may no longer be accurate, and we would have to revise such guidance.

        In May 2008 and March 2009, we provided to the Federal Trade Commission and Department of Justice Antitrust Division the notifications of the settlement with Breath and Barr, respectively, as required under Section 1112(a) of the Medicare Prescription Drug Improvement Act of 2003, or MMA. The settlements with these parties as well as the other agreements with Breath and its affiliates, including the supply agreement, the agreement for the acquisition of Oryx and license agreements with Arrow International Limited, or Arrow, may be reviewed by antitrust enforcement agencies, such as the Federal Trade Commission and Department of Justice Antitrust Division. There can be no assurances that governmental authorities will not seek to challenge the settlement with Breath or Barr or that a competitor, customer or other third-party will not initiate a private action under antitrust or other laws challenging either or both of these settlements. We may not prevail in any such challenges or litigation and, in any event, may incur significant costs in the event of an investigation or in defending any action under antitrust laws.

  Eszopiclone Abbreviated New Drug Applications

        In March 2009, we filed a lawsuit in the U.S. District Court for the District of New Jersey alleging infringement of our U.S. Patent Numbers 6,319,926; 6,444,673; 6,864,257; and 7,381,724, against each of the Teva entities, Cobalt Laboratories, Dr. Reddy's, Orchid, Glenmark Generics, Roxane, Lupin, Wockhardt, Sun Global, Orgenus, Mylan and Alphapharm. In April 2009, we also filed a lawsuit in the United States District Court for the Southern District of New York alleging infringement of these patents against Mylan and Alphapharm. Beginning in February 2009, we received notices from each of these parties indicating that each had filed an ANDA with the FDA for generic versions of eszopiclone tablets (1 mg, 2 mg and 3 mg). Each submission includes a Paragraph IV certification alleging that one or more of our patents listed in the Orange Book for LUNESTA is invalid, unenforceable or not infringed by their respective proposed generic products. In April 2009, we also filed a lawsuit in the United States District Court for the Southern District of New York alleging infringement of these patents against Mylan and Alphapharm. We may receive additional notices that other ANDAs with Paragraph IV certifications have been filed by different generic pharmaceutical companies.

        Due to the commencement of this litigation, ANDA approval will be stayed until approximately June 15, 2012 (or potentially six months thereafter if we successfully obtain a pediatric exclusivity extension) or until a court decides that our patents are invalid, unenforceable or not infringed, whichever is earlier. Should we successfully enforce our patents, ANDA approval should not occur until expiration of the applicable patents, one of which may be extended by our outstanding patent term extension application.

  Desloratadine Abbreviated New Drug Applications

        Certain of Schering-Plough's CLARINEX products for which we receive sales royalties are currently the subject of patent infringement litigation. Since June 2007, the FDA has received ANDAs relating to various dosage forms of CLARINEX from eleven different generic pharmaceutical companies. These ANDA submissions include Paragraph IV certifications alleging that our patents, which Schering-Plough (as exclusive licensee of such patents) listed in the Orange Book for these products, are invalid, unenforceable and/or not infringed by the submitter's proposed product. Starting in July 2007, we and the University of Massachusetts, co-owners of certain patents listed in the Orange Book, filed civil actions against these parties for patent infringement in the United States District Court for the District of New Jersey. In April 2008, the trial judge consolidated these cases for all purposes including discovery and trial. The court has not set a trial date. We believe that all of these ANDAs are subject to a statutory stay of approval until at least December 21, 2009 based on previous litigation commenced by Schering-Plough against these parties in separate civil actions involving another patent.

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

        As a result of separate formal settlement agreements that Schering-Plough entered into with several ANDA filers involved in litigation with Schering-Plough, or Schering-Plough Settlement Agreements, we and the University of Massachusetts submitted, and the court approved, stipulations of dismissal without prejudice against six of the ANDA filers that we sued. In addition, we and the University of Massachusetts have submitted two additional stipulations of dismissal without prejudice that are awaiting approval by the court and have actions remaining against two additional ANDA filers.

The Schering-Plough Settlement Agreements entered to date permit generic entry of CLARINEX-D -12 Hour, CLARINEX-D -24 Hour and CLARINEX REDITABS on January 1, 2012 and CLARINEX 5 mg tablet on July 1, 2012. Upon generic entry of each product by a party to a Schering-Plough Settlement Agreement, our right to receive royalties on sales of such product will be significantly reduced.

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

        Barr, as agent for Pliva, amended the ANDA to change the Paragraph IV certification to a Paragraph III certification, thereby withdrawing the challenge to our patent. As a result, in April 2009 the parties submitted an agreed stipulation of dismissal without prejudice, which the court approved. Thus, the action against Barr/Pliva is complete.

BROVANA Patent Infringement Claim

        In April 2007, we were served with a Complaint filed in the United States District Court for the Southern District of New York, C.A. No. 1:07-cv-2353, by Dey, L.P. and Dey, Inc., collectively referred to as Dey, alleging that the manufacture and sale of BROVANA infringes or will induce infringement of a single United States patent for which Dey owns all rights, title and interest. In April 2007, we filed an Answer and Counterclaims to this Complaint seeking to invalidate the originally asserted patent and a second related patent. In May 2007, Dey filed a reply asserting infringement of the second patent. In March 2008, United States Patent 7,348,362, or the '362 patent, entitled "Bronchodilation b-agonist compositions and Methods" issued, and Dey, L.P. is the assignee of the patent. In August 2008, the court granted our Motion to Amend our Answer and Counterclaims to seek declaratory judgment that the '362 patent is invalid and unenforceable and to add Mylan, Dey, L.P.'s parent corporation, as a party. Between December 2008 and January 2009, U.S. patents 7,462,645; 7,465,756; and 7,473,710 all entitled "Bronchodilation b-agonist compositions and Methods" issued. These three patents claim priority to the same parent patent application that issued as the '362 patent. In January 2009, Dey filed a motion to add these three patents to the case, which we did not oppose and was granted by the court. In March 2009, Dey filed a Supplemental Complaint to add these three patents to the case, and in April 2009 we filed and an Answer and Counterclaims to this Supplemental Complaint.

        Under the current trial scheduling order, the trial will begin no earlier than February 26, 2010. It is too early to make a reasonable assessment as to the likely outcome or impact of this litigation. We are unable to reasonably estimate any possible range of loss or liability related to this lawsuit due to its uncertain resolution.

Other Legal Proceedings

        We have been named as the defendant in two separate lawsuits filed in the United States District Court for the Middle District of Florida (Sharp, et al., filed July 17, 2008) and the United States District Court for the District of Arizona (Greeves, et al., served September 9, 2008) claiming that our pharmaceutical sales representatives should have been categorized as "non-exempt" rather than "exempt" employees under the Fair Labor Standards Act, or FLSA. Both lawsuits claim that we owe damages, overtime wages, interest, costs and attorneys' fees for periods preceding the filing of the respective actions. Other companies in the pharmaceutical industry face substantially similar lawsuits. We filed an Answer to the Complaint in each of the Sharp and Greeves litigation on October 10, 2008 and October 15, 2008, respectively. On March 4, 2009, we filed before The Judicial Panel for Multidistrict Litigation a motion seeking to consolidate both actions into one lawsuit in the United States District Court for the Middle District of Florida. On March 27, 2009, we filed a Defendant's Memorandum Regarding Collective Action Issues under the FLSA in the Arizona court in opposition to the plaintiffs' motion for class certification in the Greeves litigation. Discovery in each case is proceeding and no trial dates have been set. Based upon the facts as presently known, we do not believe that it is likely that either collective action will result in liability that would be material to our financial position.

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

        Approximately 78% of our total revenues for the quarter ended March 31, 2009 resulted from sales of LUNESTA and XOPENEX Inhalation Solution, and we expect that sales from these two products will continue to represent a significant majority of our revenues for the coming year. However, unit sales for both LUNESTA and XOPENEX Inhalation Solution decreased during the year ended December 31, 2008, as compared to the same period during the prior year, and may continue to decrease. LUNESTA's market share and unit sales may continue to decrease as a result of the introduction of zolpidem tartrate, the generic equivalent to AMBIEN, in 2007, other competitive products being marketed or developed by others, such as a generic equivalent to AMBIEN CR, which we believe could be introduced at any time, and potential disruption to our business as we implement our corporate restructuring and workforce reduction plan. Moreover, the growth rate of the overall non-generic pharmaceutical market, which includes branded drugs such as LUNESTA and XOPENEX Inhalation Solution, has been declining, and may continue to decline, as a result of economic conditions and managed care trends. If we do not maintain sales of LUNESTA and if sales of XOPENEX Inhalation Solution in other markets do not offset the reduction in revenues resulting from our decision to no longer contract with home health providers for XOPENEX Inhalation Solution beginning January 1, 2009, we may not have sufficient revenues to achieve our business plan or repay our outstanding debt, and our business will not be successful.

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

We have significant debt, and we may not be able to make principal payments when due.

        As of March 31, 2009, our total convertible debt was approximately $380.1 million. None of our 0% Series B notes due December 2010 or our 0% notes due October 2024 restricts us or our subsidiaries' ability to incur additional indebtedness, including debt that ranks senior to the notes. The 0% notes due 2024 are senior to the Series B notes due 2010. Additional indebtedness that we incur may in certain circumstances rank senior to or on parity with this debt. Our ability to satisfy our obligations will depend upon our future performance, which is subject to many factors, including factors beyond our control. Our 0% Series B notes due 2010 are convertible into our common stock at the option of the holders and the conversion price is $29.84. If the market price for our common stock does not exceed the conversion price, the holders of our 0% Series B notes due 2010 may decide not to convert their securities into common stock. For example, the holders of our 0% Series A notes due 2008 did not convert such notes into common stock, and on December 15, 2008, the maturity date for the 0% Series A notes due 2008, we repaid in cash the entire principal amount of $72.8 million.

        As of March 31, 2009, our total cash, cash equivalents and short- and long-term investments totaled $729.0 million. Our 0% notes due 2024 are convertible into cash and into shares of our common stock under a conversion formula that becomes applicable if and when our common stock price exceeds $67.20 per share on the NASDAQ Global Select Market. Prior to our stock exceeding such price, the notes are convertible at the option of the holders in October 2009, 2014, 2019 and 2024, as well as under certain other circumstances.

        Historically, we have had negative cash flow from operations, and since 2006 we have experienced positive cash flow from operating activities. Unless we have sufficient cash or are able to generate sufficient operating cash flow to pay off the principal of our outstanding debt, we will be required to raise additional funds or default on our obligations under the notes. If operating profits generated from sales of our products do not meet expected levels, it is unlikely that we would have sufficient cash flow to repay our outstanding convertible debt and/or make cash payments upon maturity of the 0% Series B notes due 2010. There can be no assurance that, if required, we would be able to raise the additional funds on favorable terms, if at all.

If we exchange debt for shares of common stock, there will be additional dilution to holders of our common stock.

        As of March 31, 2009, we had approximately $148.0 million of outstanding debt that could be converted into shares of our common stock and an additional $232.1 million of outstanding debt that could be converted into cash and, if applicable, shares of our common stock. In order to reduce future payments due at maturity, we have in the past and may, from time to time, depending on market conditions, repurchase additional outstanding convertible debt for cash; exchange debt for shares of our common stock, warrants, preferred stock, debt or other consideration; or a combination of any of the foregoing. The amounts involved in any such transactions, individually or in the aggregate, could be material. If we exchange shares of our capital stock, or securities convertible into or exercisable for our capital stock, for outstanding convertible debt or use proceeds from the issuance of convertible debt to fund redemption of outstanding convertible debt with a higher conversion ratio, the number of shares that we might issue as a result of such exchanges would significantly exceed the number of shares originally issuable upon conversion of such debt and, accordingly, such exchanges would result in material dilution to holders of our common stock. Repurchase of the notes could also adversely affect the trading market for such notes if the public float in such notes is materially reduced. We cannot provide assurance that we will repurchase or exchange any additional outstanding convertible debt.

If we identify a material weakness in our internal control over financial reporting it could adversely affect our ability to meet reporting obligations and negatively affect the trading price of our stock.

        A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. Accordingly, a material weakness increases the risk that the financial information we report contains material errors. As more fully described in Part II, Item 9A, "Controls and Procedures" of our annual report on Form 10-K for the year ended December 31, 2008, we recently remediated a material weakness in our internal control over the process to identify transactions with the potential to establish a new Medicaid best price, which affected the accuracy of our net revenues and product sales allowance and return accounts. However, we may identify additional control deficiencies in the future that individually or in the aggregate constitute a material weakness. If there are other undetected or uncorrected deficiencies in our internal controls, we could fail to meet our reporting obligations, we could have material misstatements in our financial statements and, under certain circumstances, could be subject to legal liability. In addition, inferior controls could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

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

  •
  whether our 0% Series B notes due 2010 will be paid in cash rather than converted into common stock pursuant to the terms of such debt and the amount, if any, of our 0% notes due in 2024 that are converted into cash by the holders in October 2009;

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

  •
  changing tax laws, accounting standards, such as occurred with the introduction of SFAS No. 123(R), Shared-Based Payment, (revised 2004), or SFAS 123(R) and FIN 48, regulations, and interpretations in multiple tax jurisdictions in which we operate, as well as the requirements of certain tax rulings;

  •
  an increase in expenses not deductible for tax purposes, including certain stock-based compensation expense, write-offs of IPR&D and impairment of goodwill;

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

        At March 31, 2009, $71.1 million of our investment portfolio was invested in AAA-rated auction-rate securities. These investments were rated AAA by one or more rating agency. Auction-rate securities are long-term variable rate bonds tied to short-term interest rates. After the initial issuance of the securities, the interest rate on the securities is reset periodically, at intervals established at the time of issuance (primarily every 28 days), based on market demand for a reset period. Auction-rate securities are bought and sold in the marketplace through a competitive bidding process often referred to as an auction. If there is insufficient interest in the securities at the time of an auction, the auction may not be completed and the rates may be reset to predetermined "penalty" or "maximum" rates.

        Substantially all of our auction-rate securities are backed by pools of student loans guaranteed by the FFELP and we continue to believe that the credit quality of these securities is high based on this guarantee and other collateral. Auctions for these securities began failing in the first quarter of 2008 and continued to fail throughout the first quarter of 2009, which we believe is a result of the recent uncertainties in the credit markets. Consequently, the investments are not currently liquid, and we will not be able to access these funds until a future auction of these investments is successful, a buyer is found outside of the auction process, the security is called or the underlying securities have matured. At the time of our initial investment and through the date of this report, all of our auction-rate securities remain AAA rated by one or more rating agency. We believe we have the ability to hold these investments until the lack of liquidity in these markets is resolved. As a result, we continue to classify the entire balance of auction-rate securities as non-current available-for-sale investments at fair value on our consolidated balance sheets.

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

        At March 31, 2009, because of the temporary declines in fair value for the auction-rate securities, which we attribute to liquidity matters rather than credit issues as discussed above, we have classified our auction-rate securities at Level 3, as defined under the SFAS 157, framework and described in Note 11 "Fair Value Measurements" of our condensed consolidated interim financial statements included in this quarterly report on Form 10-Q, with a fair value of $71.1 million. The fair value of these auction-rate securities are estimated utilizing a trinomial discounted cash flow analysis, which was compared, when possible, to other observable market data or inputs with similar characteristics. The assumptions used in preparing the discounted cash flow analysis include estimates for the maximum interest rate, the probability of passing, failing or default at each auction, the severity of default and the discount rate. Based on this assessment of fair value, as of March 31, 2009, we determined there was a decline in fair value of our auction-rate securities investments of $7.3 million, which we deem temporary. If current market conditions deteriorate further, we may be required to record additional unrealized losses in other comprehensive income. If the credit ratings of the security issuers deteriorate, the anticipated recovery in market values does not occur, or we need funds from the auction-rate securities to meet working capital needs, we may be required to adjust the carrying value of these investments through impairment charges recorded to earnings, as appropriate, which could be material.

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

Risks Related to Commercialization, Marketing and Sales

We face intense competition, and many of our competitors have greater resources and capabilities than we have.

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

        For all of our marketed products, we need to demonstrate to physicians, patients and third-party payors the benefits of the products in terms of their safety, efficacy and cost, both on a stand-alone basis and, where appropriate, relative to competing products. The growth rate of the overall market for branded pharmaceutical products, such as ours, has been decreasing, and we expect it will continue to decrease, due to increased generic competition, economic conditions and managed care trends. In addition, if competitors introduce new products or develop new processes or new information about existing products, then our marketed products, even those protected by patents, may be replaced in the marketplace or we may be required to lower our prices.

Competition in the United States

  LUNESTA

        For insomnia treatments, LUNESTA faces intense competition from established branded and generic products in several drug classes including benzodiazepines, non-benzodiazepines, melatonin agonists, select antidepressants and others. We estimate that our existing LUNESTA prescriptions account for less than 9% of the total annual prescriptions currently being written in the United States for insomnia pharmaceutical therapies. Furthermore, LUNESTA faces substantial competition from non-prescription, over-the-counter and dietary supplement insomnia product options. During 2008 and the first quarter of 2009, partially as a result of increasing competition, LUNESTA unit sales and market share decreased. We expect that LUNESTA will face increasing competition from a generic version of AMBIEN that was introduced in April 2007, a generic version of AMBIEN CR, which we believe could be introduced as at any time, and therapies in clinical development or under FDA review for the treatment of insomnia. We may also face additional competition in the event of commercial introduction of a generic version of LUNESTA. To be successful with LUNESTA, we must demonstrate to physicians, patients and payors the safety and efficacy benefits of the product, both on a stand-alone basis and, where appropriate, relative to competing products, both generic and branded.

  XOPENEX FRANCHISE

        For asthma and COPD treatments, XOPENEX Inhalation Solution and XOPENEX HFA face intense competition from a variety of products. Patients with asthma and COPD turn to numerous classes of drugs, including corticosteroids, long-acting beta-agonists, short-acting beta-agonists, leukotriene modifiers, anticholingerics, and others, as well as certain combinations thereof. XOPENEX Inhalation Solution and XOPENEX HFA together account for approximately 3.5% of the total annual prescriptions currently being written in the United States for asthma and COPD pharmaceutical therapies. XOPENEX Inhalation Solution and XOPENEX HFA also face intense competition specifically within the beta-agonist classes of asthma and COPD treatments. We estimate that our existing XOPENEX prescriptions account for approximately 10.5% of the total annual prescriptions currently being written in the United States for beta-agonist asthma and COPD pharmaceutical therapies.

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

  ALVESCO HFA Inhalation Aerosol

        ALVESCO HFA Inhalation Aerosol, an inhaled corticosteroid in an MDI, competes with other asthma therapies, including asthma controller therapies, and faces competition from leukotriene receptor antagonists, inhaled corticosteroid/long-acting beta-agonist combinations, monotherapy long-acting beta-agonists and other monotherapy inhaled corticosteroids. Several of these categories will have generic product entries in the future, which will likely result in competitive products that are less expensive than ALVESCO HFA Inhalation Aerosol. We estimate that our existing ALVESCO HFA

Inhalation Aerosol prescriptions account for less than 1% of the total annual prescriptions currently being written in the United States for asthma therapies. To be successful with ALVESCO HFA Inhalation Aerosol, we must demonstrate to physicians, patients and payors the safety and efficacy benefits of the product, both on a stand-alone basis and, where appropriate, relative to competing products, both generic and branded.

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

        We have established a sales force to market our products. Our ability to realize significant revenues from direct marketing and sales activities depends on our ability to attract and retain qualified sales personnel. Competition for qualified sales personnel is intense. In January 2009, we decided to reduce the number of our sales force positions, which included the reduction of approximately 350 field-based positions and the elimination of approximately 410 sales representative positions from a contract sales organization. This sales force reduction could harm our ability to attract and retain qualified sales personnel. Any failure to attract or retain qualified sales personnel could prevent us from successfully commercializing our products, impair our ability to maintain sales levels and/or support potential sales growth and sales of additional products we may commercialize in the future. The recently announced sales force reduction could also result in lack of focus and reduced productivity among our sales personnel and could result in an adverse impact on our revenues. If our sales organization does not devote the time and resources necessary to attain sales projections, we may not be able to achieve anticipated revenues and our financial condition and operating results could be harmed.

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

        In January 2009, we announced a corporate restructuring and workforce reduction plan pursuant to which we reduced our workforce by approximately 20%. As of March 31, 2009, we had substantially completed this restructuring and workforce reduction and expect it to be complete by the end of the second quarter of 2009. In addition, during the first quarter of 2009, we eliminated approximately 410 sales representative positions from a contract sales organization. These representatives marketed OMNARIS Nasal Spray, ALVESCO HFA Inhalation Aerosol and our XOPENEX products from September 2008 through January 2009. We are taking these actions in order to reduce costs, streamline operations and improve our cost structure, and we expect that this restructuring plan will result in a significant reduction in operating expenses.

        As a result of this restructuring and reduction in workforce, in the first quarter of 2009, we recorded restructuring charges of approximately $27.5 million. These charges consist of approximately $21.8 million relating to employee termination benefits and approximately $5.7 million relating to other charges, including contract sales organization termination fees and lease termination fees associated with office locations, equipment and automobiles.

        During the second quarter of 2009, we expect to implement a facility lease termination and nominal reduction in workforce. As a result, we expect to record restructuring charges and make future payments of between approximately $5.0 million and $7.0 million, a substantial portion of which we anticipate will be recorded in the second quarter of 2009. We currently expect these charges to consist of approximately $4.0 million to $5.0 million relating to the facility lease termination and approximately $1.0 million relating to employee termination benefits. Our estimated restructuring charges are based on a number of assumptions. Actual results may differ materially and additional charges not currently expected may be incurred in connection with, or as a result of, these activities. In addition, we may not realize, in full or in part, the anticipated benefits, savings and improvements in our cost structure from our restructuring efforts due to unforeseen difficulties, delays or unexpected costs. If we are unable to achieve the anticipated benefits, savings or improvements in our cost structure in the expected time frame or other unforeseen events occur, our business and results of operations may be adversely affected.

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

        The FDA and other regulatory authorities require that our marketed products be manufactured according to their current good manufacturing practices, or cGMP, regulations. The failure by us, our collaborative partners or our third-party manufacturers to comply with cGMP regulations could lead to delay in our development programs or refusal by the FDA or other regulatory authorities to approve marketing applications. Following marketing approval of a product, failure in either respect could also impede commercial introduction or ongoing distribution of the product and/or be the basis for action by the FDA or other regulatory authorities to withdraw approvals previously granted, to recall products and for other regulatory action.

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

If we fail to successfully develop and receive regulatory approval for product candidates, we will be unable to commercialize the product candidates, and future sales and earnings growth will be substantially hampered.

        Our ability to maintain profitability will depend in large part on successful development and commercialization of additional products. Most of our product candidates are in the early stages of development. We cannot assure you that we will be able to develop or acquire and commercially introduce new products in a timely manner or that new products, if developed or acquired, will be approved for the indications and/or with the labeling we expect, or that they will achieve market acceptance. Before we commercialize any other product candidate in the United States, we will need to successfully develop the product candidate by completing successful clinical trials, submitting an NDA for the product candidate that is accepted for filing by the FDA and receiving FDA approval to market the candidate. We must comply with similar requirements in foreign jurisdictions before commercializing any products in the jurisdiction. In addition, approval of marketing authorization in one jurisdiction does not guarantee approval in any other jurisdiction. If we fail to successfully develop a product candidate and/or the FDA or similar foreign agency delays or denies approval of any NDA, or foreign equivalent, that we have submitted or submit in the future, including the NDA submitted for STEDESA in March 2009, then commercialization of our products under development may be delayed or terminated, which could have a material adverse effect on our business.

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

        There have been, there are, and we expect there will continue to be, state and Federal legislative and/or administrative proposals that could limit the amount that state or Federal governments will pay to reimburse the cost of pharmaceutical products. Legislative or administrative acts including, but not limited to, bundling multiple products into the same reimbursement code, imposing least costly alternative reimbursement mechanisms that reference the reimbursement for our products to that of lower priced alternative therapies, conducting comparative effectiveness evaluations, and changing the manner in which reimbursement is calculated for prescription drugs, can reduce reimbursement for our products and could adversely affect our business. In addition, private insurers, such as MCOs, may adopt their own coverage restrictions or demand price concessions in response to legislation or administrative action. Reduction in reimbursement for our products could have a material adverse effect on our results of operations. Also, the increasing emphasis on managed care in the United States may put increasing pressure on the price and usage of our products, which may adversely affect product sales. Further, when a new drug product is approved, governmental and/or private reimbursement for that product is uncertain, as is the amount for which that product will be reimbursed and the extent of coverage for the product. We cannot predict future availability or amount of reimbursement for our approved products or product candidates and current reimbursement policies for our marketed products may change at any time.

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

        As we enter into agreements to license our products for commercialization outside of the United States, we may be subject to pricing decisions made by regulatory bodies and private insurers around the world. Such pricing decisions may affect royalty rates and payments made to us under those agreements, or decisions whether or not to commercialize our products in the applicable jurisdiction. Efforts to obtain pricing decisions are often the responsibility of our third-party licensees, and we cannot predict the success of any third- party in obtaining desirable pricing, or how the actions of such third-party or any regulatory body or private insurer will affect the ultimate commercial benefits of those transactions.

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

        Federal and state government agencies also continue to promote efforts to reduce health care costs, including those associated with the Medicare and Medicaid programs. These efforts may include supplemental rebates and restrictions on the amounts that agencies will reimburse for the use of products. In addition, both the Federal and state governments have initiated investigations and lawsuits concerning the Medicaid price reporting practices of many pharmaceutical companies to ensure compliance with the Medicaid rebate program. For example, in November 2008, along with approximately 30 other pharmaceutical companies, we were sued by the State of Kansas in state court for allegedly inducing fraudulent payments for our products by Kansas Medicaid through our alleged manipulation of the average wholesale prices for our products. We joined other branded product defendants in filing a motion to dismiss this cause of action, which was subsequently denied by the state trail court assigned to this matter. We are in the process of preparing an answer to the complaint, which we intend to file in the near future. No trial date has been set and no discovery has been initiated. While we are prepared to defend against these allegations, it is too early to make a reasonable assessment as to the likely outcome of this litigation. We could be subject to damages and penalties as a consequence of this lawsuit, if we are found liable.

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

We provided Public Health Service discounts to entities we have determined are ineligible for such pricing in periods prior to 2008. This circumstance creates uncertainty as to whether a new Medicaid best price was set in these prior periods. If a new best price was set, we will be required to pay additional Medicaid rebates. In addition, we may face an increased risk of investigation or litigation concerning our Medicaid price reporting or other price reporting obligations.

        Under the Medicaid rebate program, we are obligated to pay a rebate to each participating state Medicaid program for each unit of our product reimbursed by that program. The amount of the rebate for each product is set by law as the greater of (a) 15.1% of the average manufacturer's price, or AMP, although we expect this amount will be increase to 22.1% in late 2009 or early 2010, or (b) the difference between AMP and the Medicaid best price, which is the lowest price available from us to any customer not excluded by law from that determination. The rules related to determining AMP and best price are complicated. We compute best price and the required rebate payments each quarter based on our knowledge of the statutory requirements, the current CMS guidance and our understanding of which customers are properly excluded from best price consideration.

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

        Several state Medicaid programs have implemented a Preferred Drug List, or PDL, and more states may adopt this practice. Products placed on a state Medicaid program's PDL are not subject to restrictions on their utilization by Medicaid patients, such as the need to obtain authorization prior to prescribing. If our drugs are not included on Medicaid PDLs, use of our drugs in the Medicaid program may be adversely affected. In some states that have adopted PDLs, we have been, and may continue to be, required to provide substantial supplemental rebates to state Medicaid authorities in order for our drugs to be included on the PDL.

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

        We have filed patent applications covering composition of, methods of making, and/or methods of using, our products and product candidates. We may not be issued patents based on patent applications already filed or that we file in the future and if patents are issued, they may be insufficient in scope to cover the products licensed under these collaboration agreements and/or those of potential competitors. Generally, we do not receive royalty revenues from sales of products licensed under collaboration agreements in countries where we do not have a patent for such products. The issuance of a patent in one country does not ensure the issuance of a patent in any other country. Furthermore, the patent position of companies in the pharmaceutical industry generally involves complex legal and factual questions, and has been, and remains the subject of, much litigation. Legal standards relating to scope and validity of patent claims are evolving. Any patents we have obtained, or obtain in the future, may be challenged, invalidated or circumvented. Moreover, the United States Patent and Trademark Office may commence interference proceedings involving our patents or patent applications. Any challenge to, or invalidation or circumvention of, our patents or patent applications would be costly, would require significant time and attention of our management and could have a material adverse effect on our business. In addition, if we are not successful in obtaining patents of sufficient scope and enforcing our patents, we will not be able to prevent others from introducing generic versions of our products.

If we or our licensees do not prevail against those parties seeking to market generic versions of our products or products for which we receive royalties, our business will be adversely affected and we may not have sufficient revenues to achieve our business plan or repay our outstanding debt.

        With respect to XOPENEX Inhalation Solution, Breath, Dey, L.P., Barr, Teva, Watson Laboratories, Inc., or Watson, and Apotex Inc., or Apotex, have filed ANDAs including Paragraph IV certifications with the FDA seeking to market a generic version of levalbuterol hydrochloride inhalation solution before our patents expire. We brought civil actions against Breath and Barr for patent infringement, and in April 2008 and March 2009, respectively, we settled the Breath and Barr matters and these litigations are now concluded. However, patent infringement litigation remains outstanding against Dey, L.P. Our settlements with Breath and Barr and on-going litigation with Dey, L.P. are described in detail in Part II, Item 1 "Legal Proceedings" of this Quarterly Report on Form 10-Q. We have decided not to commence litigation against Watson, Teva and Apotex as their respective Paragraph IV certifications are limited to a single patent that expires in 2021.

        In May 2008 and March 2009, respectively, we provided to the Federal Trade Commission and Department of Justice Antitrust Division the notifications of the settlement with Breath and Barr as required under Section 1112(a) of the MMA. The settlements with these parties as well as the other agreements with Breath and its affiliates, including the supply agreement, the agreement for the acquisition of Oryx and license agreements with Arrow, may be reviewed by antitrust enforcement agencies, such as the Federal Trade Commission and Department of Justice Antitrust Division. There can be no assurances that governmental authorities will not seek to challenge the settlement with Breath or Teva/Barr or that a competitor, customer or other third-party will not initiate a private action under antitrust or other laws challenging either or both of these settlements. We may not prevail in any such challenges or litigation and, in any event, may incur significant costs in the event of an investigation or in defending any action under antitrust laws.

        In March 2009, we filed a lawsuit in the U.S. District Court for the District of New Jersey alleging infringement of our U.S. Patent Numbers 6,319,926; 6,444,673; 6,864,257; and 7,381,724, against each of the Teva entities, Cobalt Laboratories, Dr. Reddy's, Orchid, Glenmark Generics, Roxane, Lupin, Wockhardt, Sun Global, Orgenus, Mylan and Alphapharm. In April 2009, we also filed a lawsuit in the United States District Court for the Southern District of New York alleging infringement of these patents against Mylan and Alphapharm. Beginning in February 2009, we received notices from each of these parties indicating that each had filed an ANDA with the FDA for generic versions of eszopiclone tablets (1 mg, 2 mg and 3 mg). Each submission includes a Paragraph IV certification alleging that one or more of our patents listed in the Orange Book for LUNESTA is invalid, unenforceable or not infringed by their respective proposed generic products. We may receive additional notices that other ANDAs with Paragraph IV certifications have been filed by different generic pharmaceutical companies.

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

        We entered into a consent agreement with one of these ANDA filers whereby the ANDA filer agreed not to pursue its case or market its CLARINEX product until the expiration of our patents listed by Schering-Plough in the Orange Book or until our patents for the product are found invalid or unenforceable. In addition, as a result of separate formal settlement agreements that Schering- Plough entered into with several ANDA filers involved in litigation with Schering-Plough, or Schering-Plough Settlement Agreements, we and the University of Massachusetts submitted, and the court approved, stipulations of dismissal without prejudice against six of the ANDA filers that we sued. In addition, we and the University of Massachusetts, have submitted two additional stipulations of dismissal without prejudice that are awaiting approval by the court and have actions remaining against two additional ANDA filers. The Schering-Plough Settlement Agreements entered to date permit generic entry of CLARINEX-D® -12 Hour, CLARINEX-D® -24 Hour and CLARINEX® REDITABS® on January 1, 2012 and CLARINEX® 5 mg tablet on July 1, 2012. Upon generic entry of each product by a party to a Schering- Plough Settlement Agreement, our right to receive royalties on sales of such product will be significantly reduced.

        UCB S.A.'s XYZAL 5 mg product, for which we receive royalties, is currently the subject of patent infringement litigation. The FDA has received ANDAs from four generic pharmaceutical companies that include Paragraph IV certifications alleging that one of our patents, which UCB S.A. (as NDA holder and licensee of the patent) listed in the Orange Book for this product, is invalid, unenforceable and/or not infringed by the ANDA filer's product. UCB S.A., on its own and on our behalf, commenced patent infringement litigation against all of these parties. We believe that these ANDAs are subject to a statutory stay of approval until at least on or about August 29, 2010.

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

        Others may file suit against us alleging that our marketed products or product candidates infringe patents they hold. Even if resolved in our favor, any patent infringement litigation would be costly, would require significant time and attention of our management, could prevent us from commercializing our marketed products for a period of time, could require us to pay significant damages and could have a material adverse effect on our business. If the matter is not resolved in our favor, we could be required to pay significant damages and/or be prevented from commercializing the product and our business could be materially adversely affected. In April 2007, we were served with a Complaint filed by Dey, alleging that the manufacture and sale of BROVANA infringes or will induce infringement of a single United States patent for which Dey owns all rights, title and interest. In April 2007, we filed an Answer and Counterclaims to this Complaint seeking to invalidate the originally asserted patent and a second related patent. In May 2007, Dey filed a reply asserting infringement of the second patent. In March 2008, United States Patent 7,348,362 entitled "Bronchodilation b-agonist compositions and Methods" issued and Dey, L.P. is the assignee of the patent. In August 2008, the court granted our Motion to Amend our Answer and Counterclaims to seek declaratory judgment that the '362 patent is invalid and unenforceable and to add Mylan Inc., Dey's parent corporation, as a party. Between December 2008 and January 2009, U.S. patents 7,462,645; 7,465,756; and 7,473,710 all entitled "Bronchodilation b-agonist compositions and Methods" issued. These three patents claim priority to the same parent patent application that issued as the '362 patent. In January 2009, Dey filed a motion to add these three patents to the case, which we did not oppose and was granted by the court. In March 2009, Dey filed a Supplemental Complaint to add these three patents to the case, and in April 2009 we filed an Answer and Counterclaims to this Supplemental Complaint.

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

Risks Related to Our Dependence on Third Parties

If any third-party collaborator is not successful in development or commercialization of our products or product candidates, we may not realize the potential commercial benefits of the arrangement and our results of operations could be adversely affected.

        In December 2001, we entered into a collaboration agreement with 3M Company, or 3M, for the manufacturing of XOPENEX HFA. Under this agreement, we license certain proprietary technology from 3M, and it is responsible for manufacturing the MDI formulation of XOPENEX. In July 2007, we entered into an agreement with Eisai for development and commercialization of our eszopiclone product, marketed as LUNESTA in the United States. Under the Eisai agreement, Eisai will be responsible for completing remaining clinical trials necessary for obtaining marketing approval from the

Japanese regulatory authorities and, contingent on regulatory approval, commercialization of the product in Japan. In December 2007, we entered into a license agreement with Bial for the development and commercialization in the United States and Canada of STEDESA. Under this agreement, Bial is responsible for certain development activities and prosecuting all patents and patent applications it licensed to us. In January 2008, we entered into a distribution and development agreement with Nycomed for the development, commercialization and distribution in the United States, its territories and possessions of Nycomed's ciclesonide compound, and certain products incorporating such compound, including ALVESCO HFA Inhalation Aerosol and OMNARIS Nasal Spray. Under this agreement, Nycomed is responsible for prosecuting all patents and patent applications with respect to these products. Most recently, in April 2008, we entered into two license and development agreements with Arrow for the development and commercialization of Arrow's levalbuterol/ipratropium combination product candidate and for the development and commercialization of a ciclesonide standalone product and a ciclesonide/arformoterol combination product utilizing Arrow's know-how and intellectual property rights related to stable sterile suspension formulations and other technology.

        If 3M, Eisai, Bial, Nycomed, Arrow or any future development or commercialization collaborator does not devote sufficient time and resources to its collaboration arrangement with us, breaches or terminates its agreement with us, fails to perform its obligations to us in a timely manner, is unsuccessful in its development and/or commercialization efforts, or is unsuccessful in obtaining, maintaining or enforcing patents, and/or protecting trade secrets we license to or from such collaborator, we may not realize the potential commercial benefits of the arrangement and our results of operations may be adversely affected. In addition, if regulatory approval or commercialization of any product candidate under development by, or in collaboration with, a partner is delayed or limited, we may not realize, or may be delayed in realizing, the potential commercial benefits of the arrangement. For example, as a result of the decision by the CHMP of the EMEA to recommend granting marketing authorization for LUNIVIA but without designating it as a new active substance, on April 29, 2009, we entered into the Termination Agreement with GSK pursuant to which the parties mutually agreed to terminate the GSK License Agreement. Pursuant to the GSK License Agreement, GSK obtained rights for the development and commercialization of LUNIVIA (marketed as LUNESTA in the United States) for all markets worldwide excluding the United States, Canada, Mexico and Japan.

The royalties and other payments we receive under licensing arrangements could be delayed, reduced or terminated if our licensing partners terminate, or fail to perform their obligations under, their agreements with us, or if our licensing partners are unsuccessful in their sales efforts.

        We have entered into licensing arrangements pursuant to which we license patents to pharmaceutical companies, and our revenues under these licensing arrangements consist primarily of milestone payments, royalties on sales of products and supply payments. Payments and royalties under these arrangements depend in large part on the efforts of our licensing partners in countries where we hold patents, including development and sales efforts and enforcement of patents, which we cannot control. If any of our licensing partners does not devote sufficient time and resources to its licensing arrangement with us or focuses its efforts in countries where we do not hold patents, we may not realize the potential commercial benefits of the arrangement, our revenues under these arrangements may be less than anticipated and our results of operations may be adversely affected. If any of our licensing partners was to breach or terminate its agreement with us or fail to perform its obligations to us in a timely manner, the royalties and other payments we receive under the licensing agreement could decrease or cease. If we are unable or fail to perform, or are in breach of our obligations under a licensing agreement, the royalties and other payments and benefits to which we are otherwise entitled under the agreement could be reduced or eliminated. Any delay or termination of this type could have a material adverse effect on our financial condition and results of operations because we may lose technology rights and milestone, royalty and/or supply payments from licensing partners and revenues from product sales, if any, could be delayed, reduced or terminated.

We rely on third-party manufacturers, and this reliance could adversely affect our ability to meet our customers' demands.

        We currently operate a manufacturing plant that we believe can meet our commercial requirements of the active pharmaceutical agreement, or API, for XOPENEX Inhalation Solution, XOPENEX HFA and BROVANA, partially fulfill our commercial requirements of the API for LUNESTA, and support production of our internally developed product candidates in amounts needed for our clinical trials. However, we do not have facilities for manufacturing pharmaceutical dosage forms or finished drug products. Developing and obtaining this capability would be time consuming and expensive. Unless and until we develop this capability, we will rely substantially, and in some cases, entirely, on third-party manufacturers. Catalent Pharma Solutions, LLC, or Catalent, formerly Cardinal Health, Inc., and Holopack International Corporation, or Holopack, are currently our only finished goods manufacturers of our XOPENEX Inhalation Solution, and Catalent is currently the sole finished goods manufacturer of BROVANA. Patheon Inc., or Patheon, is the sole manufacturer of LUNESTA, although we plan to enter into an agreement with a second manufacturer of LUNESTA during 2009, and 3M is the sole manufacturer and supplier of XOPENEX HFA. Certain components of XOPENEX HFA are available from only a single source. If Catalent, Holopack, Patheon, 3M, or any of our sole-source component suppliers experiences delays or difficulties in producing, packaging or delivering XOPENEX Inhalation Solution, XOPENEX HFA or its components, BROVANA or LUNESTA, as the case may be, we could be unable to meet our customers' demands for such products, which could lead to lost sales, customer dissatisfaction and damage to our reputation. Moreover, if we experience delays or difficulties meeting our supply obligations to Eisai as a result of our third-party suppliers and manufacturers not meeting our demands, or for any other reason, we may not realize the potential commercial benefits of our supply and/or licensing arrangements with these parties and our results of operations may be adversely affected. If we are required to change manufacturers, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines, including FDA guidelines. The delays associated with the verification of a new manufacturer for XOPENEX Inhalation Solution, XOPENEX HFA or its components, BROVANA or LUNESTA could adversely affect our ability to produce such products in a timely manner or within budget.

        Pursuant to our distribution, development and commercialization agreement with Nycomed, Nycomed will be responsible for exclusively manufacturing and supplying us with our requirements of ALVESCO HFA Inhalation Aerosol and OMNARIS Nasal Spray. Furthermore, in the event that we develop and commercialize any additional products containing the ciclesonide compound, including OMNARIS HFA Nasal Aerosol, we will rely on Nycomed and/or other third parties for the manufacture and supply of such products. If the manufacturer of a ciclesonide product experiences delays or difficulties in producing, packaging or delivering such product, we could be unable to meet our customers' demands for the product, which could lead to lost sales, customer dissatisfaction and damage to our reputation.

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

        We are currently commercializing six products. In addition, OMNARIS HFA Nasal Aerosol is in Phase III clinical development and in March 2009 we submitted an NDA for STEDESA. However, all of our other product candidates are in the early stages of development. In order to increase the likelihood that we will be able to successfully develop and/or commercialize additional drugs, we intend to acquire and develop additional product candidates and/or approved products. The success of this growth strategy depends upon our ability to correctly establish criteria for such acquisitions and successfully identify, select and acquire product candidates and/or products that meet such criteria. We will be required to integrate any acquired product candidates, including the product candidates we licensed from Bial and Arrow and product candidates we are developing pursuant to our agreement with Nycomed, into our research and development operations and any acquired products into our sales and marketing operations. Managing the development and/or commercialization of a new product involves numerous other financial and operational risks, including difficulties allocating resources between existing and acquired assets and attracting and retaining qualified employees to develop and/or sell the product.

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

        In addition, we will likely experience significant charges to earnings in connection with our efforts, if any, to consummate acquisitions. These charges may include fees and expenses for investment bankers, attorneys, accountants and other advisers in connection with our efforts, and may be incurred whether or not an acquisition is consummated. Even if our efforts are successful, we may incur as part of a transaction substantial charges for closure costs associated with elimination of duplicate operations and facilities and IPR&D expenses. In either case, the incurrence of these charges could adversely affect our results of operations for particular quarterly or annual periods.

Development and commercialization of our product candidates could be delayed or terminated if we are unable to enter into collaboration agreements in the future or if any future collaboration agreement is subject to lengthy government review.

        Development and commercialization of some of our product candidates may depend on our ability to enter into additional collaboration agreements with pharmaceutical companies to fund all or part of the costs of development and commercialization of these product candidates. We may not be able to enter into collaboration agreements and the terms of the collaboration agreements, if any, may not be favorable to us. Inability to enter into collaboration agreements could delay or preclude development, manufacture and/or commercialization of some of our product candidates and could have a material adverse effect on our financial condition and results of operations because:

  •
  we may be required to expend additional funds to advance the product candidates to commercialization;

  •
  revenue from product sales could be delayed; or

  •
  we may elect not to commercialize the product candidates.

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

ITEMS 2-5.    NONE

ITEM 6.    EXHIBITS

10.1	Mutual Termination Agreement dated April 29, 2009, by and between the Registrant and Glaxo Group Limited.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEPRACOR INC.
Date: May 8, 2009	By:	/s/ ADRIAN ADAMS Adrian Adams President and Chief Executive Officer (Principal Executive Officer)
Date: May 8, 2009	By:	/s/ ROBERT F. SCUMACI Robert F. Scumaci Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description
10.1	Mutual Termination Agreement dated April 29, 2009, by and between the Registrant and Glaxo Group Limited.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.