Form 10-Q
period 2009-06-30
SEPRACOR INC /DE/
filed 2009-08-05
CIK 877357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2009
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

        The number of shares outstanding of the registrant's class of Common Stock as of July 31, 2009 was 110,988,138 shares.

SEPRACOR INC.
INDEX

PART 1—FINANCIAL INFORMATION

Item I.    Financial Statements

SEPRACOR INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Par Value Amounts)

	June 30, 2009	December 31, 2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$367,234	$629,255
Short-term investments	135,898	62,376
Accounts receivable, net	135,495	177,457
Inventories	66,691	69,003
Deferred tax asset	138,278	121,919
Other current assets	28,612	32,417

Total current assets	872,208	1,092,427
Long-term investments	204,071	74,199
Property and equipment, net	119,361	117,874
Intangible assets, net	149,224	154,936
Goodwill	21,046	19,898
Deferred tax asset	277,731	342,200
Other assets	4,209	5,790

Total assets	$1,647,850	$1,807,324

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$27,870	$20,429
Accrued expenses	137,944	138,852
Current portion of long-term debt	186,088	367,101
Product sales allowances and reserves	230,115	276,589
Restructuring	9,036	—
Other current liabilities	38,113	37,903

Total current liabilities	629,166	840,874
Long-term debt	99,844	148,326
Deferred tax liabilities	5,074	5,577
Other liabilities	75,436	87,908

Total liabilities	809,520	1,082,685

Stockholders' equity:
Preferred stock, $1.00 par value, 1,000 shares authorized; none outstanding at June 30, 2009 and December 31, 2008	—	—
Common stock, $.10 par value, 240,000 shares authorized at June 30, 2009 and December 31, 2008; 115,227 and 113,357 shares issued, 110,966 and 109,096 shares outstanding, at June 30, 2009 and December 31, 2008, respectively	11,522	11,335
Treasury stock, at cost (4,261 shares at June 30, 2009 and December 31, 2008)	(232,028)	(232,028)
Additional paid-in capital	2,053,539	2,029,475
Accumulated deficit	(984,410)	(1,064,437)
Accumulated other comprehensive loss	(10,293)	(19,706)

Total stockholders' equity	838,330	724,639

Total liabilities and stockholders' equity	$1,647,850	$1,807,324

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

SEPRACOR INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In Thousands, Except Per Share Amounts)

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
		(as adjusted)		(as adjusted)
Revenues:
Product sales, net	$289,264	$269,946	$596,118	$575,490
Royalties and license fees	36,980	24,199	60,298	39,434

Total revenues	326,244	294,145	656,416	614,924

Costs and expenses:
Cost of product sold	28,447	26,666	60,150	54,253
Cost of royalties earned	450	580	823	1,069
Research and development	72,745	58,299	131,969	124,528
Research and development—in process upon acquisition	—	50,758	—	89,995
Selling, marketing and distribution	122,008	179,288	242,599	334,619
General and administrative	25,206	28,280	48,044	51,599
Amortization of intangible assets	1,496	1,918	2,992	4,183
Restructuring	2,555	(266)	30,091	(566)

Total costs and expenses	252,907	345,523	516,668	659,680

Income (loss) from operations	73,337	(51,378)	139,748	(44,756)
Other income (expense):
Interest income	2,123	5,545	4,004	13,714
Gain on extinguishment of debt	3,016	—	2,526	—
Interest expense	(6,187)	(8,776)	(14,138)	(15,472)
Equity in investee losses	(222)	(272)	(427)	(475)
Other income (expense)	319	(9,354)	514	(9,432)

Income (loss) before income taxes	72,386	(64,235)	132,227	(56,421)
Provision for (benefit from) income taxes	27,536	(445,168)	52,200	(444,472)

Net income	$44,850	$380,933	$80,027	$388,051

Basic net income attributable to common shares and other participating securities	$0.41	$3.52	$0.73	$3.59

Diluted net income attributable to common shares and other participating securities	$0.39	$3.28	$0.70	$3.34

Shares used in computing basic and diluted net income attributable to common shares and other participating securities:
Basic	109,493	108,325	109,365	108,082
Diluted	113,828	116,247	114,137	116,013

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

SEPRACOR INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	Six Months Ended
	June 30, 2009	June 30, 2008
		(as adjusted)
Cash flows from operating activities:
Net income	$80,027	$388,051
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	17,691	15,944
Research and development—in process upon acquisition	—	89,995
Interest accretion on license fee liabilities	6,202	2,066
Impairment on investments	331	9,106
Gain on extinguishment of debt	(2,526)	—
Settlement of accreted interest on convertible debt	(42,948)	—
Interest related to accretion of debt discount	7,846	13,303
Equity in investee losses	427	475
Stock compensation	19,664	19,509
Deferred income taxes	47,504	(443,367)
Changes in operating assets and liabilities:
Accounts receivable	42,076	(5,084)
Inventories	3,174	(13,661)
Other assets	3,529	(12,096)
Accounts payable	7,473	(167)
Accrued expenses	(432)	(72,452)
Product sales allowances and reserves	(46,475)	39,311
Other liabilities	(8,814)	(3,322)

Net cash provided by operating activities	134,749	27,611

Cash flows from investing activities:
Purchases of available-for-sale investments	(147,120)	(38,589)
Sales of available-for-sale investments	13,804	59,992
Maturities of available-for-sale investments	6,734	34,820
Purchases of held-to-maturity investments	(159,558)	(254,994)
Maturities of held-to-maturity investments	88,203	308,292
Additions to property and equipment	(11,615)	(21,268)
Payments for purchased intangibles	—	(151,000)
Business acquisitions, net of cash acquired	—	(49,812)

Net cash used in investing activities	(209,552)	(112,559)

Cash flows from financing activities:
Net proceeds from issuance of common stock	4,587	4,195
Repayments of long-term debt and capital leases	(191,054)	(593)

Net cash (used in) provided by financing activities	(186,467)	3,602

Effect of exchange rate changes on cash and cash equivalents	(751)	(2,029)

Net decrease in cash and cash equivalents	(262,021)	(83,375)
Cash and cash equivalents at beginning of period	$629,255	$598,929

Cash and cash equivalents at end of period	$367,234	$515,554

Supplemental schedule of cash flow information:
Cash paid during the period for interest	$42,992	$104
Cash paid during the period for income taxes	$7,402	$5,702
Non cash activities:
Fair value of intangible assets acquired under license and development agreement	$—	$148,122
Liabilities assumed under license and development agreement	$—	$(97,310)
Cash paid upon execution of license and development agreement	$—	$50,812

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Presentation

        The accompanying condensed consolidated interim financial statements are unaudited and have been prepared on a basis substantially consistent with our audited financial statements. Certain information and footnote disclosures normally included in our annual financial statements have been condensed or omitted. The condensed consolidated interim financial statements, in the opinion of our management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for the interim periods ended June 30, 2009 and 2008. Certain prior period amounts have been reclassified to conform to the current period presentation.

        The condensed consolidated interim financial statements include our accounts and all of our wholly-owned subsidiaries. We also have an investment in BioSphere Medical, Inc., or BioSphere, which we record under the equity method and an investment in ACADIA Pharmaceuticals Inc., or ACADIA, which we account for as marketable equity securities.

        Certain prior period amounts have been adjusted to conform to the current period presentation, including changes resulting from the adoption of Financial Accounting Standards Board, or FASB, Staff Position, or FSP, No. Accounting Principles Board, or APB, 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), or FSP APB 14-1, and FSP Emerging Issues Task Force, or EITF, No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities, or FSP EITF 03-6-1, in addition to the correction of certain immaterial prior period errors, as discussed further in Note 3 "Revised Financial Statements."

        The preparation of financial statements in conformity with United States generally accepted accounting principles, or GAAP, requires management to make estimates and assumptions that affect the following: (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities at the dates of the financial statements and (iii) the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

        The condensed consolidated statements of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full fiscal year. These condensed consolidated interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2008, which are contained in our Annual Report on Form 10-K for the year ended December 31, 2008, as adjusted in our Form 8-K dated May 14, 2009, each filed with the Securities and Exchange Commission, or SEC.

        In May 2009, the FASB issued Statement of Financial Accounting Standards, or SFAS, No. 165, Subsequent Event, or SFAS 165. SFAS 165 requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements. This statement is effective for financial statements issued for fiscal years and interim periods beginning after June 15, 2009. We have evaluated subsequent events through August 5, 2009, the date these financial statements were issued.

2. Recent Accounting Pronouncements

        In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, or SFAS 168. SFAS 168 will become the single source of authoritative nongovernmental GAAP, superseding existing FASB, American Institute of Certified Public Accountants, EITF, and related accounting literature. This statement is effective for

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

2. Recent Accounting Pronouncements (Continued)

financial statements issued for fiscal years and interim periods beginning after September 15, 2009. This will have an impact on our financial statements since all future references to authoritative accounting literature will be references in accordance with SFAS 168.

3. Revised Financial Statements

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

        FSP APB 14-1 requires the issuer of convertible debt instruments with cash settlement features to account for the debt component separately from the equity component (or conversion feature). In the case of our 0% notes due 2024, the debt component is valued at $372.5 million of the original $500.0 million par amount, and the equity component (or conversion feature) is valued at $127.5 million of the original $500.0 million par amount as of the date of the issuance of the notes. The debt component was valued based on the present value of its cash flows using a 5.9% discount rate, which represents our estimated borrowing rate at the date of the issuance of the notes for a similar debt instrument without the conversion feature. The equity component, recorded as additional paid-in capital, represents the difference between the proceeds from the issuance of the 0% notes due 2024 and the fair value of the debt component. As we had a full tax valuation allowance at the time of issuance of our 0% notes due 2024, the creation of a deferred tax liability of $47.1 million related to the recognition of the debt discount as of the date of the issuance of our 0% notes due 2024 was offset by a corresponding decrease in the tax valuation allowance and, therefore, there was no initial tax impact to our financial position or our results of operations.

        The debt component is accreted to par using the effective interest method and accretion is reported as a component of interest expense in our condensed consolidated statements of operations. The interest expense attributed to the adoption of FSP APB 14-1 for the three and six months ended June 30, 2008 was $6.7 million and $13.3 million, respectively. The equity component is not subsequently re-valued under FSP APB 14-1 as long as it continues to qualify for equity treatment. The issuance costs associated with the liability component continues to be included in other assets on our

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

3. Revised Financial Statements (Continued)

condensed consolidated balance sheets, whereas the issuance costs associated with the equity component are included in additional paid-in-capital and are not amortized.

        Upon retrospective application of FSP APB 14-1, the adoption resulted in a $113.3 million increase in the accumulated deficit at December 31, 2008, comprised of non-cash interest expense of $104.1 million for the years 2004 through 2008, non-cash losses on debt extinguishment of $5.9 million related to the partial extinguishment of our 0% notes due 2024 in 2008 and change in income tax provision of $6.4 million, offset by a reduction in deferred financing costs of approximately $3.1 million. The impact to diluted earnings per share, or EPS, for the three and six months ended June 30, 2008 was a decrease of $0.13 and $0.19, respectively.

        The par amount of the outstanding 0% notes due 2024, the unamortized discount and the net carrying value at June 30, 2009 were $188.3 million, $2.8 million and $185.5 million, respectively, and at December 31, 2008 were $382.5 million, $16.6 million and $365.9 million, respectively. The unamortized discount will continue to be recognized until October 2009, which is when we expect the 0% notes due 2024 to be fully converted into cash by the noteholders. The table below presents the as adjusted and as previously reported three and six months ended June 30, 2008 condensed statements of operations data materially affected by the adoption of FSP APB 14-1.

  Adoption of FSP EITF 03-6-1

        Effective January 1, 2009, we adopted FSP EITF 03-6-1. FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the earnings allocation in computing EPS under the two-class method as described in SFAS No. 128, Earnings per Share. Under the guidance of FSP EITF 03-6-1, our unvested share-based payment awards that were granted prior to May 2009, which contain nonforfeitable rights to dividends, whether paid or unpaid, are considered to be participating securities and are now included in the computation of EPS pursuant to the two class method. On May 14, 2009, our board of directors approved terms of restricted stock grants on a going-forward basis that do not provide nonforfeitable rights to dividends for our unvested share-based payment awards, thus FSP EITF 03-6-1 is not applicable to any awards at this time. The condensed consolidated statements of operations presented herein have been prepared to reflect the adoption of FSP EITF 03-6-1. The impact to reported diluted EPS for both the three and six months ended June 30, 2008 was a decrease of $0.01 per share.

  Adjustments for Immaterial Prior Period Accounting Errors

        During the first quarter of 2009, we detected two immaterial accounting errors related to our interest income calculation and our accounting for manufacturing costs associated with our commercial products and product samples. The correction of the errors has been reflected retrospectively in the applicable periods in 2008, 2007, 2006 and 2005. An internal review of our interest income for the first quarter of 2009 detected an error in our interest income calculation for certain adjustable interest rate securities, which lead us to reduce interest income by approximately $319,000 and $883,000 for the three and six months ended June 30, 2008, respectively.

        During the first quarter of 2009, we also detected an error in our calculation of accrued commercial product and product sample receipts. This error resulted in an overstatement of cost of product sold for the three and six months ended June 30, 2008 by approximately $655,000 and

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

3. Revised Financial Statements (Continued)

$2.4 million, respectively. The net impact of these items was an increase to income before income taxes of approximately $336,000 and $1.5 million for the three and six months ended June 30, 2008, respectively. Diluted EPS was not impacted for the three months ended June 30, 2008 and there was an increase of $0.01 for the six months ended June 30, 2008.

        The following table sets forth the impact of the adoption of FSP APB 14-1 and FSP EITF 03-6-1 and the immaterial error adjustments to our condensed consolidated statements of operations for the three and six months ended June 30, 2008:

	Three Months Ended June 30, 2008 (as previously reported)	Adjustments	Three Months Ended June 30, 2008 (as adjusted)
	(in thousands)
Total costs and expenses	$346,359	$(836)	$345,523
Loss from operations	$(52,214)	$836	$(51,378)
Interest income	$5,865	$(320)	$5,545
Interest expense	$(2,115)	$(6,661)	$(8,776)
Loss before income taxes	$(58,090)	$(6,145)	$(64,235)
Benefit from income taxes	$(453,170)	$8,002	$(445,168)
Net income	$395,080	$(14,147)	$380,933
Basic net income per common share	$3.66	$(0.14)	$3.52
Diluted net income per common share	$3.41	$(0.13)	$3.28

	Six Months Ended June 30, 2008 (as previously reported)	Adjustments	Six Months Ended June 30, 2008 (as adjusted)
	(in thousands)
Total costs and expenses	$662,440	$(2,760)	$659,680
Loss from operations	$(47,516)	$2,760	$(44,756)
Interest income	$14,598	$(884)	$13,714
Interest expense	$(2,170)	$(13,302)	$(15,472)
Loss before income taxes	$(44,995)	$(11,426)	$(56,421)
Benefit from income taxes	$(452,267)	$7,795	$(444,472)
Net income	$407,272	$(19,221)	$388,051
Basic net income per common share	$3.78	$(0.19)	$3.59
Diluted net income per common share	$3.52	$(0.18)	$3.34

4. Basic and Diluted Earnings Per Common Share

        Basic EPS is computed based on the weighted-average number of common shares outstanding during the period. Diluted EPS is based on the weighted-average number of common shares outstanding during the period plus dilutive potential common shares outstanding during the period using the treasury stock method. Potential common shares are not included in the per share calculation when the effect of their inclusion would be anti-dilutive.

        Certain unvested restricted shares granted prior to May 14, 2009 contain rights to receive nonforfeitable dividends, and thus, are participating securities requiring the two-class method of

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

4. Basic and Diluted Earnings Per Common Share (Continued)

computing EPS as defined in FSP EITF 03-6-1. The calculation of EPS for common stock excludes the income attributable to these unvested restricted shares from the numerator and excludes the dilutive impact of those shares from the denominator.

        The number of shares that were not included in the computation of diluted EPS because inclusion of such shares would be anti-dilutive was 9.2 million and 9.1 million shares for the three and six months ended June 30, 2009, respectively, and 9.3 million and 9.0 million shares for the three and six months ended June 30, 2008, respectively.

        Our 0% notes due 2024 were not convertible into equity as of June 30, 2009 or 2008, or at any time during the six months ended June 30, 2009 or 2008. Shares of common stock will be reserved under the conversion formula for issuance upon conversion if and when our common stock price exceeds $67.20 per share on the NASDAQ Global Select Market. Prior to such occurrence, the notes are only convertible into cash.

5. Inventories

        Inventories consist of the following:

	June 30, 2009	December 31, 2008
	(in thousands)
Raw materials	$28,462	$28,306
Finished goods	38,229	40,697

Total	$66,691	$69,003

6. Goodwill and Intangible Assets

        In order to establish a Canadian commercial presence, in June 2008, we acquired the outstanding capital stock of Oryx Pharmaceuticals, Inc., or Oryx, a specialty pharmaceutical company that markets branded prescription pharmaceutical products to physician specialists and hospitals within Canada and is focused in the cardiovascular, central nervous system disorder, pain and infectious disease therapeutic areas. We subsequently changed Oryx's name to Sepracor Pharmaceuticals, Inc., or SPI. The carrying value of goodwill, which resulted from the acquisition of SPI, was $21.0 million and $19.9 million at June 30, 2009 and December 31, 2008, respectively. The increase is due to currency translation adjustments of approximately $1.1 million.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

6. Goodwill and Intangible Assets (Continued)

        Our intangible assets included in the condensed consolidated balance sheets are detailed as follows:

	June 30, 2009			December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amounts	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amounts
	(in thousands)
SPI's intangible assets	$29,249	$(3,748)	$25,501	$27,839	$(2,094)	$25,745
Intangible assets—Arrow transactions	28,238	(2,196)	26,042	28,238	(1,255)	26,983
Intangible assets—Nycomed transactions	110,763	(13,388)	97,375	110,763	(8,925)	101,838
Patents and other intangible assets	2,259	(1,953)	306	2,259	(1,889)	370

Total intangible assets	$170,509	$(21,285)	$149,224	$169,099	$(14,163)	$154,936

        SPI intangible assets are being amortized over 3 to 13 years; Arrow International Limited, or Arrow, intangible assets are being amortized over 15 years; Nycomed GmbH, or Nycomed, intangible assets are being amortized over 8 to 15 years; and patents are being amortized over 10 years.

        The gross carrying value of intangible assets increased by approximately $1.4 million for the six months ended June 30, 2009 due to the effects of foreign currency translation.

7. Convertible Subordinated Debt

        Convertible subordinated debt consists of the following:

	June 30, 2009	December 31, 2008
	(in thousands)
0% Series B convertible senior subordinated notes due December 2010	$99,844	$148,020
0% convertible senior subordinated notes due October 2024(1)	185,510	365,939

Total	$285,354	$513,959

    (1)
    See Note 3 "Revised Financial Statements" for a discussion of the liability component associated with the 0% notes due 2024, which was effective on January 1, 2009. As of June 30, 2009, the carrying value and par value of our 0% notes due 2024 that remained outstanding was $185.5 million and $188.3 million, respectively.

        During the second quarter of 2009, we repurchased and retired, at our option in privately negotiated transactions, an aggregate of $48.2 million par amount of our 0% series B convertible senior subordinated notes due 2010, or 0% notes due 2010. We paid a total of $43.8 million in cash to repurchase these notes. In connection with these transactions, we recorded a net gain on the

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

7. Convertible Subordinated Debt (Continued)

extinguishment of debt of approximately $4.0 million. At June 30, 2009 and December 31, 2008, $99.8 million and $148.0 million of our 0% notes due 2010 remained outstanding, respectively.

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

        During the first quarter of 2009, we commenced and completed a cash tender offer to purchase up to all of our outstanding 0% notes due 2024 at a price of $970 for each $1,000 par amount of notes tendered. An aggregate par amount of $143.4 million of our 0% notes due 2024 were validly tendered and accepted in the offer. We paid a total of $139.1 million in cash to repurchase these tendered notes. During the second quarter of 2009, we repurchased and retired, at our option in privately negotiated transactions, an aggregate of $50.8 million par amount of our 0% notes due 2024. We paid a total of $50.5 million in cash to repurchase these notes. In connection with both of these transactions, we recorded net losses on the debt extinguishments of approximately $1.5 million. At June 30, 2009 and December 31, 2008, $185.5 million and $365.9 million of our 0% notes due 2024 remained outstanding, respectively.

        In April 2009, the FASB issued FSP SFAS, No. 107-1 and APB No. 28-1, Interim Disclosures about Fair Value of Financial Instruments, or SFAS 107-1 and APB 28-1, respectively. This FSP amends SFAS Statement No. 107, Disclosures about Fair Values of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. This FSP is effective for interim reporting periods ending after June 15, 2009 and we adopted SFAS 107-1 and APB 28-1 for the period ending June 30, 2009.

        The aggregate maturities of short- and long-term debt, excluding capital lease obligations, are $185.5 million in 2009 and $99.8 million in 2010. The estimated fair value of our debt, which is estimated based on quoted market prices, was approximately $279.5 million and $468.8 million, compared to its carrying value of $285.4 million and $514.0 million at June 30, 2009 and December 31, 2008, respectively.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

8. Comprehensive Income

        Total comprehensive income consists of net income, net foreign currency translation adjustments and net unrealized gain (loss) on available-for-sale securities.

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008 (as adjusted)	June 30, 2009	June 30, 2008 (as adjusted)
	(in thousands)
Comprehensive income:
Net income	$44,850	$380,933	$80,027	$388,051
Net foreign currency translation adjustment	4,892	448	3,320	(495)
Net unrealized gain (loss) on available-for-sale securities	4,717	(2,089)	6,093	(9,536)

Total comprehensive income	$54,459	$379,292	$89,440	$378,020

9. Legal Proceedings

Litigation Related to Generic Competition

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

  Levalbuterol Hydrochloride Inhalation Solution Abbreviated New Drug Applications

  Breath Limited

        In September 2005, we received notification that the United States Food and Drug Administration, or FDA, had received an abbreviated new drug applications, or ANDA, from Breath Limited, or Breath, seeking approval of generic versions of our 1.25 mg/3 mL, 0.63 mg/3 mL and 0.31 mg/3 mL XOPENEX® (levalbuterol HCl) Inhalation Solution. Breath's submission includes a Paragraph IV certification alleging that our patents listed in the FDA publication entitled Approved Drug Products With Therapeutic Equivalence Evaluations, commonly referred to as the "Orange Book", for these three dosages of XOPENEX Inhalation Solution are invalid, unenforceable or not infringed by the generic versions for which Breath sought approval. In October 2005, we filed a civil action against Breath for patent infringement in the United States District Court for the District of Massachusetts, No. 1:06-CV-10043.

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

  Dey, L.P.

        In January 2006, we received notification that the FDA had received an ANDA from Dey, L.P., seeking approval of generic versions of our 1.25 mg/3 mL, 0.63 mg/3 mL, and 0.31 mg/3 mL XOPENEX Inhalation Solution. Dey, L.P.'s submission includes a Paragraph IV certification alleging that our patents listed in the Orange Book for these three dosages of XOPENEX Inhalation Solution are invalid, unenforceable, or not infringed by the generic versions for which Dey, L.P. has sought approval. In February 2006, we filed a civil action against Dey, L.P. for patent infringement, and the case is pending in the United States District Court for the District of Delaware, C.A. No. 06-113.

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

        In June 2008, Dey, L.P. filed a Complaint against us in the United States District Court for the District of Delaware, C.A. No. 08-372. The Complaint is a declaratory judgment action in which Dey, L.P. seeks a declaration of non-infringement and invalidity of United States Patent 6,451,289 owned by us. Dey, L.P. had previously sent us notice that its ANDA contained a Paragraph IV certification alleging that patent 6,451,289 is invalid, unenforceable or not infringed, and we did not

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

9. Legal Proceedings (Continued)

commence litigation in response. We filed a Motion to Dismiss for lack of subject matter jurisdiction in response to the Complaint. In January 2009, the court entered an order denying our Motion to Dismiss and issued a corresponding opinion shortly thereafter. In February 2009, we filed a Motion for Certification of the court's order denying our Motion to Dismiss and to stay the proceedings pending resolution of appeal, which was denied by the court in April 2009. In May 2009, we filed our Answer to the Complaint, and in response Dey, L.P. filed a Motion for Judgment on the pleadings of non-infringement, which is currently pending before the Court.

  Barr Laboratories, Inc.

        In May 2007, we received notification that the FDA had received an ANDA from Barr Laboratories, Inc., or Barr, seeking approval of generic versions of our 1.25 mg/3 mL, 0.63 mg/3 mL and 0.31 mg/3 mL XOPENEX Inhalation Solution. Barr's submission includes a Paragraph IV certification alleging that our patents listed in the Orange Book for these three dosages of XOPENEX Inhalation Solution are invalid, unenforceable or not infringed by the generic versions for which Barr has sought approval. In July 2007, we filed a civil action against Barr for patent infringement.

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

  Additional Information Regarding Levalbuterol Hydrochloride ANDA Litigation

        The filing of an action for patent infringement under the Hatch-Waxman Act results in an automatic 30-month stay of the FDA's authority to grant final marketing approval to those companies that filed an ANDA containing a Paragraph IV certification against one or more of our XOPENEX Inhalation Solution patents. However, if an ANDA submission that includes a Paragraph IV certification is filed against a patent for a drug that has been granted five-year new chemical entity data exclusivity, and that ANDA is filed between years four and five of the date the data exclusivity was awarded, such as in the case of the recently filed ANDAs with Paragraph IV certifications regarding LUNESTA® (eszopiclone), the statutory stay will run for 7.5 years from the NDA approval date. The first filer of an ANDA with a Paragraph IV certification is potentially entitled to a 180-day period of semi-exclusivity during which the FDA cannot approve subsequently filed ANDAs. The 180-day semi-exclusivity period would begin to run only upon first commercial marketing by the first filer. There are, however, also certain events that could cause the first filer to forfeit the 180-day semi-exclusivity period, which we refer to as a forfeiture event.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

9. Legal Proceedings (Continued)

        For our 1.25 mg/3 mL, 0.63 mg/3 mL, and 0.31 mg/3 mL dosages of XOPENEX Inhalation Solution, we believe that Breath is the sole first filer and potentially entitled to 180 days of semi-exclusivity against subsequent ANDA filers for those three dosages. On April 9, 2008, the FDA granted final approval to Breath's ANDA for all three dosages. However, if a forfeiture event occurs and the FDA determines that Breath has forfeited the 180-day semi-exclusivity period for one or more of those three dosages, other ANDA filers could be granted final approval by the FDA and could subsequently commence an "at risk" launch. For those three dosages, the 30-month stay against Dey, L.P. expired on July 9, 2008. In addition, a forfeiture could also accelerate the effective date of Barr's and Teva's license.

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

        In May 2008 and March 2009, we provided to the Federal Trade Commission and Department of Justice Antitrust Division the notifications of the settlement with Breath and Barr, respectively, as required under Section 1112(a) of the Medicare Prescription Drug Improvement Act of 2003, or MMA. The settlements with these parties as well as the other agreements with Breath and its affiliates, including the supply agreement, the agreement for the acquisition of Oryx and license agreements with Arrow may be reviewed by antitrust enforcement agencies, such as the Federal Trade Commission and Department of Justice Antitrust Division. There can be no assurances that governmental authorities will not seek to challenge the settlement with Breath or Barr/Teva or that a competitor, customer or other third-party will not initiate a private action under antitrust or other laws challenging either or both of these settlements. We may not prevail in any such challenges or litigation and, in any event, may incur significant costs in the event of an investigation or in defending any action under antitrust laws.

  Eszopiclone Abbreviated New Drug Applications

        In March 2009, we filed a lawsuit in the U.S. District Court for the District of New Jersey alleging infringement of our U.S. Patent Numbers 6,319,926; 6,444,673; 6,864,257; and 7,381,724, against each of Teva, Teva Pharmaceuticals Industries, Ltd., Cobalt Laboratories Inc., Cobalt Pharmaceuticals, Inc., Dr. Reddy's Laboratories Ltd., Dr. Reddy's Laboratories, Inc., Orchid Healthcare, a division of Orchid Chemicals & Pharmaceuticals Ltd., Orchid Chemicals & Pharmaceuticals, Ltd., Glenmark Generics, Inc., USA, Glemnark Generics, Ltd., Glenmark Pharmaceuticals, Ltd., Roxane

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

9. Legal Proceedings (Continued)

Laboratories, Inc., Lupin Ltd., Lupin Pharmaceuticals, Inc., Wockhardt Limited, Wockhardt USA, Inc., Sun Pharma Global Inc., Sun Pharmaceutical Industries Inc., Sun Pharmaceutical Industries Ltd., Orgenus Pharma Inc., Mylan Inc., or Mylan, and Alphapharm Pty. Ltd., or Alphapharm. In April 2009, we also filed a lawsuit in the United States District Court for the Southern District of New York alleging infringement of these patents against Mylan and Alphapharm, which was subsequently dismissed pursuant to agreement by the parties.

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

        As a result of separate formal settlement agreements that Schering-Plough has entered into with several ANDA filers involved in litigation with Schering-Plough, or Schering-Plough Settlement Agreements, we and the University of Massachusetts submitted, and the court approved, stipulations of dismissal without prejudice against eight of the ANDA filers that we sued. The Schering-Plough Settlement Agreements entered to date permit generic entry of CLARINEX-D® -12 Hour, CLARINEX-D® -24 Hour and CLARINEX® REDITABS® on January 1, 2012 and CLARINEX 5 mg

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

9. Legal Proceedings (Continued)

tablet on July 1, 2012. Upon generic entry of each product by a party to a Schering-Plough Settlement Agreement, our right to receive royalties on sales of such product will be significantly reduced.

  Levocetirizine Abbreviated New Drug Applications

        Beginning in February 2008, we and UCB S.A. received notices from Synthon Pharmaceuticals, Inc., or Synthon, Sun Pharmaceutical Industries Limited of Andheri (East), or Sun, Sandoz Inc., or Sandoz, and Pliva Hrvatska D.O.O. and Barr, or Pliva/Barr, that each has filed an ANDA seeking approval to market generic versions of XYZAL® (levocetirizine) 5 mg tablets, and that each ANDA contained a Paragraph IV certification alleging that United States Patent 5,698,558, owned by us and exclusively licensed to UCB S.A., is invalid, unenforceable or not infringed. Beginning in April 2008, UCB S.A. filed in its name and on our behalf civil actions for patent infringement in the United States District Court for the Eastern District of North Carolina against Synthon, Sun, Sandoz, Pliva/Barr. We believe that all of these ANDAs are subject to a 30-month statutory stay of approval, resulting from the filing of lawsuits for patent infringement, the earliest of which, against Synthon, is scheduled to expire on or about August 29, 2010. In August 2008, the trial judge consolidated these cases for all purposes including discovery and trial. The court has not set a trial date.

        Barr, as agent for Pliva, and Sun amended their ANDAs to change their Paragraph IV certifications to Paragraph III certifications, thereby withdrawing the challenges to our patent. As a result, in April and May 2009, respectively, the parties submitted agreed stipulations of dismissal without prejudice, which the court approved. Thus, the actions against Pliva/Barr and Sun are complete.

BROVANA Patent Infringement Claim

        In April 2007, we were served with a Complaint filed in the United States District Court for the Southern District of New York, C.A. No. 1:07-cv-2353, by Dey, L.P. and Dey, Inc., collectively referred to as Dey, alleging that the manufacture and sale of BROVANA® (arformoterol tartrate) Inhalation Solution infringes or will induce infringement of a single United States patent for which Dey owns all rights, title and interest. In April 2007, we filed an Answer and Counterclaims to this Complaint seeking to invalidate the originally asserted patent and a second related patent. In May 2007, Dey filed a reply asserting infringement of the second patent. In March 2008, United States Patent 7,348,362, or the '362 patent, entitled "Bronchodilation b-agonist compositions and Methods" issued, and Dey, L.P. is the assignee of the patent. In August 2008, the court granted our Motion to Amend our Answer and Counterclaims to seek declaratory judgment that the '362 patent is invalid and unenforceable and to add Mylan, Dey, L.P.'s parent corporation, as a party. Between December 2008 and January 2009, U.S. patents 7,462,645; 7,465,756; and 7,473,710 all entitled "Bronchodilation b-agonist compositions and Methods" issued. These three patents claim priority to the same parent patent application that issued as the '362 patent. In January 2009, Dey filed a motion to add these three patents to the case, which we did not oppose and was granted by the court. In March 2009, Dey filed a Supplemental Complaint to add these three patents to the case, and in April 2009 we filed and an Answer and Counterclaims to this Supplemental Complaint. In July 2009, in response to our filings of ex parte reexamination requests, the United States Patent and Trademark Office issued orders granting the reexamination requests for certain claims of Dey, L.P.s U.S. Patents 6,814,953 and 6,667,344.

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

Other Legal Proceedings

        We have been named as the defendant in two separate lawsuits filed in the United States District Court for the Middle District of Florida (Sharp, et al., filed July 17, 2008) and the United States District Court for the District of Arizona (Greeves, et al., served September 9, 2008) claiming that our pharmaceutical sales representatives should have been categorized as "non-exempt" rather than "exempt" employees under the Fair Labor Standards Act, or FLSA. Both lawsuits claim that we owe damages, overtime wages, interest, costs and attorneys' fees for periods preceding the filing of the respective actions. Other companies in the pharmaceutical industry face substantially similar lawsuits. We filed an Answer to the Complaint in each of the Sharp and Greeves litigation on October 10, 2008 and October 15, 2008, respectively. On March 4, 2009, we filed before The Judicial Panel for Multidistrict Litigation a motion seeking to consolidate both actions into one lawsuit. On June 23, 2009, the Judicial Panel approved Sepracor's motion for consolidation and transferred the Florida proceeding to Arizona. In addition, on March 27, 2009, we filed a Defendant's Memorandum Regarding Collective Action Issues under the FLSA in the Arizona court in opposition to the plaintiffs' motion for class certification in the Greeves litigation. To date, the court has not ruled on the merits of this motion, but has instructed the plaintiffs to refile the motion as part of the Multidistrict Litigation docket in the U.S. District Court (District of Arizona). Discovery in each case is proceeding and no trial dates have been set. Based upon the facts as presently known, we do not believe that it is likely that either collective action will result in liability that would be material to our financial position.

        From time to time we are party to other legal proceedings in the course of our business. We do not, however, expect such other legal proceedings to have a material adverse effect on our business, financial condition or results of operations.

10. Income Taxes

        Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to tax benefit carryforwards and for differences between the financial statement amounts of assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established if, based on management's review of both positive and negative evidence, it is more likely than not that all or a portion of the deferred tax asset will not be realized. Based upon our operating results over recent years and through June 30, 2009 and an assessment of our expected future results of operations, we have determined that it is more likely than not that we will realize a portion of our deferred tax assets.

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

        Our income tax provision for the three and six months ended June 30, 2009 varies from the United States statutory tax rate principally as a result of the provision for state income taxes, the benefit related to research tax credits and stock-based compensation. Our income tax provision for the three and six months ended June 30, 2008 consisted primarily of Federal and state alternative minimum taxes, state income taxes and foreign income tax and the release of the valuation allowance. The net tax benefit as of June 30, 2008 was due to the release of a valuation allowance recorded against net deferred tax assets in the amount of $443.4 million in the second quarter of 2008.

        We account for uncertain tax positions in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48, which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on various related matters such as derecognition, interest, penalties and disclosure. At June 30, 2009, unrecognized tax benefits included approximately $10.6 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deduction, $900,000 of tax positions related to the shorter deductibility period, and approximately $13.2 million of tax positions related to certain tax credits which have not been utilized as of June 30, 2009. We recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. For the three and six months ended June 30, 2009, the amount of accrued interest related to unrecognized tax benefits was not significant and no amount has been accrued for penalties.

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

        Level 1—Inputs to the valuation methodology are quoted market prices for identical assets or liabilities in active markets. The types of assets measured at fair value using Level 1 inputs include our publicly traded equity investments with quoted market prices and money market funds. We also include commercial paper, government agency securities, corporate bonds and municipal securities that are actively traded.

        Level 2—Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates, yield curves, etc.) and inputs that are derived principally from, or corroborated by, observable market data by correlation or other means (market corroborated inputs). The types of assets measured at fair value using Level 2 inputs include our publicly traded debt securities and asset-backed securities with quoted market prices, which are in markets that are considered less active.

        Level 3—Inputs to the valuation methodology are unobservable inputs based on management's best estimate of inputs market participants would use in pricing the asset or liability at the measurement date, including assumptions about risk. The types of assets measured at fair value using Level 3 inputs include auction-rate securities where the auctions have failed.

        In April 2009, the FASB issued FSP SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, or FSP 157-4. This FSP provides additional guidance on estimating fair value when the volume and level of activity for an asset or liability has significantly decreased in relation to normal market activity for the asset or liability. The FSP also provides additional guidance on circumstances that may indicate that a transaction is not orderly. This FSP is effective for interim periods ending after June 15, 2009. We adopted FSP 157-4 for the period ending June 30, 2009.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

11. Fair Value Measurements (Continued)

        In accordance with the fair value hierarchy described above, the following tables show the fair value of our available-for-sale investments measured at fair value on a recurring basis as of June 30, 2009:

	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs	Carrying Value at June 30, 2009
	Level 1	Level 2	Level 3	Total
	(in thousands)
Money market funds	$365,990	$—	$—	$365,990
Asset-backed securities	—	544	—	544
Equity securities	6,551	—	—	6,551
Commercial paper	19,879	—	—	19,879
Government agency securities	25,134	—	—	25,134
Corporate bonds	79,815	—	—	79,815
Municipal securities	5,002	—	—	5,002
Auction-rate securities	—	—	71,333	71,333

Total	$502,371	$544	$71,333	$574,248

        In accordance with the fair value hierarchy described above, the following table shows the fair value of our available-for-sale investments measured at fair value on a recurring basis as of December 31, 2008:

	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs	Carrying Value at December 31, 2008
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Money market funds	$595,750	$—	$—	$595,750
Asset-backed securities	—	681	—	681
Equity securities	4,539	—	—	4,539
Auction-rate securities	—	—	70,912	70,912

Total	$600,289	$681	$70,912	$671,882

        Auction-rate securities are long-term variable rate bonds tied to short-term interest rates. After the initial issuance of the securities, the interest rate on the securities is reset periodically, at intervals established at the time of issuance (primarily every 28 days), based on market demand for a reset period. Auction-rate securities are bought and sold in the marketplace through a competitive bidding process often referred to as an auction. If there is insufficient interest in the securities at the time of an auction, the auction may not be completed and the rates may be reset to predetermined "penalty" or "maximum" rates. These rates are determined by each auction-rate securities' prospectus and may be below market rates or even zero.

        Substantially all of our auction-rate investments, approximately $71.3 million at June 30, 2009, are backed by pools of student loans guaranteed by the Federal Family Education Loan Program. Auctions

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

11. Fair Value Measurements (Continued)

for these securities began failing in the first quarter of 2008 and continued to fail throughout the first half of 2009. Consequently, the investments are not currently liquid, and we will not be able to access these funds until a future auction of these investments is successful, a buyer is found outside of the auction process, the security is resecuritized, or is called, the underlying securities have matured, or the arbitration proceedings related to these securities is resolved in our favor. At the time of our initial investment and through the date of this report, a substantial majority of our auction-rate securities remain AAA rated by one or more rating agencies. We intend to hold these investments until the lack of liquidity in these markets is resolved. As a result, we continue to classify the entire balance of our auction-rate securities as non-current available-for-sale investments at fair value on our condensed consolidated balance sheets.

        The fair values of these auction-rate securities are estimated utilizing a trinomial discounted cash flow valuation model as of June 30, 2009. This analysis considers, among other items, the maximum interest rate, the probability of passing, failing or default at each auction, the severity of default and the discount rate. These securities were also compared, when possible, to other observable market data or inputs with similar characteristics to the securities that we held, including credit default swaps spreads on securities with similar credit, implied volatility rates on exchange traded options and spreads on corporate credit. The analysis assumes that a successful auction would occur, at par, at some point in time for each security.

        In the second quarter of 2009, we adopted the provisions of FSP SFAS No. 115-2, Recognition and Presentation of Other-Than-Temporary Impairments, or FSP 115-2, and assessed the unrealized losses in our portfolio under this guidance, primarily related to our auction-rate securities. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. Unrealized losses on available-for-sale securities that are determined to be other-than-temporary but not related to credit loss, are recorded, net of tax, in accumulated other comprehensive income.

        For available-for-sale debt securities with unrealized losses, management performs an analysis to assess whether we intend to sell or whether we would more likely than not be required to sell the security before the expected recovery of the amortized cost basis. Where we intend to sell a security, or may be required to do so, the security's decline in fair value is deemed to be other-than-temporary and the full amount of the unrealized loss is recorded within earnings as an impairment loss.

        Regardless of our intent to sell a security, we perform additional analysis on all securities with unrealized losses to evaluate losses associated with the creditworthiness of the security. Credit losses are identified where we do not expect to receive cash flows sufficient to recover the amortized cost basis of a security. Other-than-temporary impairments related to credit losses are recorded within earnings as an impairment loss.

        For equity securities, when assessing whether a decline in fair value below our cost basis is other-than-temporary, we consider the fair value of our equity securities compared to their carrying amount, the historical volatility of the price of each security and any market and company-specific factors related to each security. We then consider our intent and ability to hold the equity security for a period of time sufficient to recover our carrying value. Where we have determined that we lack the intent and ability to hold an equity security to its expected recovery, the security's decline in fair value is deemed to be other-than-temporary and is recorded within earnings as an impairment loss.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

11. Fair Value Measurements (Continued)

        Prior to our adoption of FSP 115-2, we recognized impairments under the previously effective guidance contained within SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, or SFAS 115. In accordance with SFAS 115, other-than-temporary impairment losses related to equity securities were recognized through earnings during the three and six months ended June 30, 2008 of $9.1 million relating to our investment in ACADIA. We did not recognize any other-than-temporary impairment charges through earnings for the three and six months ended June 30, 2009 relating to our investment in ACADIA.

        During the three and six months ended June 30, 2009, we recognized other-than-temporary impairment losses related to our auction-rate securities through earnings of $331,000. Decreases to other-than-temporary impairment losses related to the auction-rate securities were recognized in other comprehensive income were $2.1 million and $3.5 million for the three and six months ended June 30, 2009, respectively. The total unrealized losses in the auction-rate securities at June 30, 2009 approximated $5.3 million.

        All of our assets measured at fair value on a recurring basis using significant Level 3 inputs as of June 30, 2009 and June 30, 2008 were auction-rate securities. The following tables summarize the change in balances for the six month periods ended June 30, 2009 and 2008:

Level 3 Auction-Rate Securities
(in thousands)
Balance at January 1, 2009	$70,912
Unrealized gain included in other comprehensive income	1,416
Net settlements	(1,225)

Balance at March 31, 2009	71,103
Unrealized gain included in other comprehensive income	2,061
Credit loss recognized in earnings	(331)
Net settlements	(1,500)

Balance at June 30, 2009	$71,333

Level 3 Auction-Rate Securities
(in thousands)
Balance at January 1, 2008	$99,900
Unrealized loss included in other comprehensive income	(3,509)
Net settlements	(16,150)

Balance at March 31, 2008	80,241
Unrealized loss included in other comprehensive income	(447)
Net settlements	(1,600)

Balance at June 30, 2008	$78,194

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

        As of June 30, 2009, we have not made any fair value elections with respect to any of our eligible assets and liabilities as permitted under the provisions of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115.

12. Restructuring

        In the first quarter of 2009, we recorded $27.5 million of restructuring charges. These charges consisted of approximately $21.8 million relating to employee termination benefits and approximately $5.7 million relating to other charges, including contract sales organization termination fees, lease termination fees associated with equipment and automobiles, and future lease and lease-related obligations relating to office vacancies.

        During the second quarter of 2009, we vacated a leased facility and implemented a nominal reduction in workforce. As a result, we recorded a net restructuring charge of $2.6 million. This net charge consisted of approximately $860,000 relating to employee termination benefits and approximately $2.3 million in charges related to future lease and lease-related obligations resulting from a vacancy and expected continued vacancy of a leased facility, offset by a reversal of approximately $600,000 relating to the first quarter charges.

        The following table sets forth a summary of the restructuring accrual activity for the three and six months ended June 30, 2009:

	Employee Related Items and Benefits	Other Costs	Total
	(in thousands)
Restructuring accrual at January 1, 2009	$—	$—	$—
Charges	21,818	5,719	27,537
Utilization	(4,921)	(2,781)	(7,702)

Restructuring accrual at March 31, 2009	16,897	2,938	19,835
Reversal of first quarter charges	(372)	(213)	(585)
Charges	856	2,283	3,139
Utilization	(11,065)	(2,288)	(13,353)

Restructuring accrual at June 30, 2009	$6,316	$2,720	$9,036

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

        The tables below represent segment information for the periods identified and provides a reconciliation of segment information to total consolidated information. For the Sepracor and SPI segments, segment income (loss) from operations represents segment gross profit less direct research and development expenses, research and development—in process upon acquisition, or IPR&D, expenses, direct selling, general and administrative expenses and amortization of intangible assets. There are no inter-segment revenues; and we do not report capital expenditures by segment as such information is not used by our chief operating decision-maker.

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008(1)	June 30, 2009	June 30, 2008(1)
	(in thousands)
Revenue:
Sepracor	$320,976	$292,497	$647,016	$613,276
SPI	5,268	1,648	9,400	1,648

Total revenues	$326,244	$294,145	$656,416	$614,924

Income (loss) from operations:
Sepracor	$73,209	$(51,100)	$140,057	$(44,478)
SPI	128	(278)	(309)	(278)

Income (loss) from operations	$73,337	$(51,378)	$139,748	$(44,756)

Depreciation and amortization:
Sepracor	$7,932	$8,630	$15,964	$15,942
SPI	892	2	1,727	2

Total depreciation and amortization	$8,824	$8,632	$17,691	$15,944

(1)
SPI was acquired by Sepracor Inc. in June 2008. Therefore, the three and six months ended June 2008 only represents one month of operations for SPI.

	June 30, 2009	December 31, 2008
	(in thousands)
Total assets:
Sepracor	$1,591,366	$1,751,397
SPI	56,484	55,927

Total assets	$1,647,850	$1,807,324

        All of our revenues were received from unaffiliated customers located in the United States and Canada.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

14. GSK License Agreement Termination

        On April 29, 2009, we entered into a mutual termination agreement, or Termination Agreement, with GSK Group Limited, or GSK, an affiliate of GlaxoSmithKline, pursuant to which the parties mutually agreed to terminate the development, license and commercialization agreement dated September 11, 2007, or GSK License Agreement. In accordance with the Termination Agreement, all rights granted by us to GSK ceased as of April 29, 2009, with the exception of certain provisions that customarily survive termination. In addition, the parties confirmed that each party is current in its payments due to the other and that no further payments, milestones or other consideration are due to either party under the terms of the GSK License Agreement. As a result of the termination of the GSK License Agreement, we recognized the remaining $16.9 million in deferred revenue as license fees in the second quarter of 2009.

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

        In January 2008, we obtained from Nycomed GmbH, or Nycomed, the exclusive United States distribution rights to OMNARIS Nasal Spray and ALVESCO HFA Inhalation Aerosol. We commercially introduced OMNARIS Nasal Spray in April 2008. In September 2008, we commercially introduced ALVESCO HFA Inhalation Aerosol through a staged launch that was initially targeted primarily to specialists, and in early 2009 we expanded our sales and marketing efforts to include a broader group of physicians. We expect 2009 revenues for this product, if any, to take place in the latter part of the year as we reduce launch phase inventory.

        Our sales force markets our products in the United States to primary care physicians, allergists, pulmonologists, pediatricians, hospitals, psychiatrists and sleep specialists, as appropriate. We expect to commercialize any additional products that we may successfully develop or acquire through our own or a contract sales force, co-promotion agreements and/or out-licensing partnerships.

        In January 2009, we announced a corporate restructuring and workforce reduction plan pursuant to which we reduced our workforce by approximately 20%. As of the end of the second quarter of 2009, we had substantially completed this restructuring and workforce reduction. In addition, during the first quarter of 2009, we eliminated approximately 410 sales representative positions from a contract sales organization. These representatives marketed OMNARIS Nasal Spray, ALVESCO HFA Inhalation Aerosol and our XOPENEX products from September 2008 through January 2009. In total, our sales positions were reduced to approximately 1,325 (although the actual number of sales positions varies from time to time due to attrition in the ordinary course of business).

        In the first quarter of 2009, we recorded $27.5 million of restructuring charges. These charges consisted of approximately $21.8 million relating to employee termination benefits and approximately $5.7 million relating to other charges, including contract sales organization termination fees, lease termination fees associated with equipment and automobiles, and future lease and lease-related obligations related to office vacancies. During the second quarter of 2009, we vacated a leased facility and implemented a nominal reduction in workforce. As a result, we recorded a net restructuring charge of $2.6 million. This net charge consisted of approximately $860,000 relating to employee termination benefits and approximately $2.3 million in charges relating to future lease and lease-related obligations resulting from an office vacancy and expected continued vacancy of a leased facility, offset by a reversal of approximately $600,000 relating to the first quarter charges.

        While we have substantially completed the implementation of our restructuring and workforce reduction plan, we may incur additional charges as we complete the implementation of this plan. We do not currently believe any additional charges will be material. However, our estimates are based on a number of assumptions and actual results may differ materially and additional charges not currently expected may be incurred in connection with, or as a result of, these activities.

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

  •
  successfully market and sell BROVANA, particularly in the home health care market segment, which could be adversely affected by potential restrictions on Medicare Part B reimbursement or changes in the Medicare Part B reimbursement amount and/or coverage criteria for BROVANA;

  •
  successfully commercialize OMNARIS Nasal Spray and ALVESCO HFA Inhalation Aerosol;

  •
  continue to successfully implement our corporate restructuring plan and manage the impact of the restructuring on our revenues;

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

        We believe that success in each of these areas should allow us to continue to be profitable in the near term and provide us the ability to repay our par amount of outstanding convertible debt of

$288.1 million. If not converted, repurchased at the noteholders' or our option, or otherwise refinanced earlier, the par amount of this debt becomes due as follows:

Par Amount of Convertible Debt	Maturity Date
$99,844,000	2010	(1)
$188,255,000	2024	(2)

(1)
During the second quarter of 2009, we repurchased and retired, at our option in privately negotiated transactions, an aggregate of $48.2 million par amount of our 0% series B convertible senior subordinated notes due 2010, or 0% notes due 2010. We paid a total of $43.8 million in cash to repurchase these notes.

(2)
During the second quarter of 2009, we repurchased and retired, at our option in privately negotiated transactions, an aggregate of $50.8 million par amount of our 0% convertible senior notes due 2024, or 0% notes due 2024. We paid a total of $50.5 million in cash to repurchase these notes. These notes may be converted into cash at the option of the noteholders at certain specified time periods, the first of which is in October 2009. As of June 30, 2009, the carrying value and par value of our 0% notes due 2024 that remained outstanding was $185.5 million and $188.3 million, respectively.

        Our long-term success depends in part on our ability to continue to sell our commercialized products, build upon our current business, successfully develop or acquire and commercialize new products and successfully complete our corporate restructuring plan. Our long-term success also depends in part on our ability to maintain patent protection for our products, including successful enforcement of our patents, particularly for XOPENEX Inhalation Solution and LUNESTA for which a number of ANDAs have been submitted to the FDA. In addition, the Obama Administration has announced that health care reform, including regulation of pharmaceutical companies and their products, is a priority. The impact of such reform and affect on our long-term success cannot be predicted at this time.

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

Significant 2009 Developments

Research and Development/Regulatory

  •
  On July 1, 2009, we announced that we completed the analysis and validation of the preliminary results of a Phase II, 514-patient study evaluating the efficacy and safety of our product candidate SEP-225289 for the treatment of Major Depressive Disorder, including patients with melancholic and atypical features. We determined that SEP-225289 did not meet the primary efficacy endpoint, which was a reduction in symptoms of depression following eight weeks of treatment, as assessed using the clinician-rated, 17-item HAM-D scale (Hamilton Depression Rating Scale, a standard scale used to assess depression in clinical trials and consisting of a list of symptoms commonly associated with depression). The positive control in the study (venlafaxine extended-release) did achieve separation from placebo that was statistically significant on the primary endpoint. We are in the process of further analyzing the study results to determine how or if we will move forward with development of SEP-225289.

  •
  In 2008 and early 2009, we completed two pediatric studies of LUNESTA in response to a Written Request from the FDA in connection with our efforts to obtain a pediatric exclusivity extension for LUNESTA. In April 2009, we initiated two additional pediatric studies in accordance with the FDA's Written Request. In July 2009, we announced that the FDA has notified us that these two studies have been put on clinical hold due to its concerns regarding non-clinical data that could be relevant to the administration of eszopiclone in children. The clinical hold does not relate to any findings observed in the pediatric clinical studies nor does it impact any ongoing eszopiclone clinical trials in adults. The non-clinical data resulting in the clinical hold is not related to carcinogenicity or genetic toxicology. Sepracor intends to work with the FDA to address the potential resolution of FDA's concerns regarding the non-clinical data with respect to human pediatric subjects.

  •
  On June 1, 2009, we announced that we have been notified by the FDA that the New Drug Application, or NDA, for STEDESA™ (eslicarbazepine acetate) has been accepted for filing and is now under formal review for adjunctive therapy in the treatment of partial-onset seizures in adults with epilepsy. In December 2007, we entered into a license agreement with Bial—Portela & Ca, S.A., or Bial, for the development and commercialization in the United States and Canada of eslicarbazepine acetate. In April 2009, the European Medicines Agency, or EMEA, granted marketing authorization for eslicarbazepine acetate for adjunctive therapy in adult patients in the European Union, or EU, with partial-onset seizures with or without secondary generalization.

  •
  As a result of the decision by the Committee for Medicinal Products for Human Use, or CHMP, of the EMEA to recommend granting marketing authorization for LUNIVIA® brand eszopiclone but without designating it as a new active substance, or NAS, in April 2009, we entered into a mutual termination agreement, or Termination Agreement, with GSK Group Limited, or GSK, an affiliate of GlaxoSmithKline, pursuant to which the parties mutually agreed to terminate the development, license and commercialization agreement dated September 11, 2007, or GSK License Agreement. Pursuant to the GSK License Agreement, GSK obtained rights for the development and commercialization of LUNIVIA (marketed as LUNESTA in the United States) for all markets worldwide excluding the United States, Canada, Mexico and Japan. In accordance with the Termination Agreement, all rights granted by Sepracor to GSK ceased as of April 29, 2009, with the exception of certain provisions that customarily survive termination. In addition, the parties confirmed that each party is current in its payments due to the other and that no further payments, milestones or other consideration are due to either party under the terms of the GSK License Agreement. Accordingly, we recognized the remaining $16.9 million in deferred revenue related to the GSK License Agreement as license fees in the second quarter of 2009.

    As a result of the CHMP recommendation that LUNIVIA not be approved as a NAS, and the subsequent adoption of this position by the EMEA and European Commission, or EC, on May 13, 2009, Sepracor Pharmaceuticals (Ireland) Ltd., our Irish subsidiary that we refer to as Sepracor Ireland, withdrew its Marketing Authorization Application for LUNIVIA in the EU. Believing that the decision of the EMEA and the EC contravenes EU law, Sepracor Ireland filed a court challenge in the European Court of Justice on July 16, 2009. This challenge seeks to have the EC decision on NAS status as it relates to LUNIVIA annulled and to clarify the standards of review in the EU for single-isomer products, such as LUNIVIA, with regard to NAS status.

  •
  On March 5, 2009, we announced that we had completed the analysis and validation of the preliminary results of a Phase II, 440-patient study evaluating the efficacy and safety of SEP-225441, a modified-release formulation of eszopiclone for the treatment of generalized anxiety disorder, or GAD. We determined that the study did not meet its primary efficacy endpoint, which was reduction in symptoms of GAD as assessed using the clinician-rated HAM-A scale (Hamilton Anxiety Rating Scale), a standard scale used to assess anxiety in clinical trials and consisting of a list of symptoms commonly associated with anxiety. We are in the process of further analyzing the data in an effort to determine whether this compound warrants further clinical development.

Litigation

  •
  On March 20, 2009, we filed a lawsuit in the U.S. District Court for the District of New Jersey alleging infringement of our U.S. Patent Numbers 6,319,926; 6,444,673; 6,864,257; and 7,381,724, against each of Teva Pharmaceuticals USA, Inc. and Teva Pharmaceuticals Industries, Ltd., collectively referred to as the Teva entities, Cobalt Laboratories Inc. and Cobalt Pharmaceuticals, Inc., collectively referred to as Cobalt Laboratories, Dr. Reddy's Laboratories Ltd. and Dr. Reddy's Laboratories, Inc., collectively referred to as Dr. Reddy's, Orchid Healthcare, a division of Orchid Chemicals & Pharmaceuticals Ltd., and Orchid Chemicals & Pharmaceuticals, Ltd., collectively referred to as Orchid, Glenmark Generics, Inc., USA, Glemnark Generics, Ltd. and Glenmark Pharmaceuticals, Ltd., collectively referred to as Glenmark Generics, Roxane Laboratories, Inc., or Roxane, Lupin Ltd. and Lupin Pharmaceuticals, Inc., collectively referred to as Lupin, Wockhardt Limited and Wockhardt USA, Inc., collectively referred to as Wockhardt, Sun Pharma Global Inc., Sun Pharmaceutical Industries Inc. and Sun Pharmaceutical Industries Ltd., collectively referred to as Sun Global, Orgenus Pharma Inc., or Orgenus, Mylan Inc., or Mylan, and Alphapharm Pty. Ltd., or Alphapharm. In April 2009, we also filed a lawsuit in the United States District Court for the Southern District of New York alleging infringement of these patents against Mylan and Alphapharm, which was subsequently dismissed pursuant to agreement by the parties.

  Beginning in February 2009, we received notices from each of these parties indicating that each had filed an ANDA with the FDA for generic versions of eszopiclone tablets (1 mg, 2 mg and 3 mg). Each submission includes a Paragraph IV certification alleging that one or more of our patents listed in the FDA publication entitled Approved Drug Products With Therapeutic Equivalence Evaluations, commonly referred to as the "Orange Book", for LUNESTA is invalid, unenforceable or not infringed by their respective proposed generic products. We may receive additional notices that other ANDAs with Paragraph IV certifications have been filed by different generic pharmaceutical companies for generic versions of eszopiclone tablets. Due to the commencement of this litigation, ANDA approval will be stayed until approximately June 15, 2012 (or potentially six months thereafter if we successfully obtain a pediatric exclusivity extension) or until a court decides that our patents are invalid, unenforceable or not infringed, whichever is earlier. Should we successfully enforce our patents, ANDA approval should not occur until expiration of the applicable patents, one of which may be extended by our outstanding patent term extension application.

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

Other Developments

  •
  On March 17, 2009, we announced that we had completed the tender offer we commenced in February 2009 to purchase for cash up to all of our outstanding 0% notes due 2024 at a purchase price equal to $970 per $1,000 par amount. An aggregate par amount of $143.4 million of the notes were validly tendered and accepted, for which we paid an aggregate of $139.1 million (excluding fees and other expenses in connection with the tender offer).

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

Revised Financial Statements

        As a result of our adoption of FASB Staff Position, or FSP, No. Accounting Principles Board, or APB, 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), or FSP APB 14-1, and its impact on our 0% notes due 2024, interest expense and general and administrative amounts prior to January 1, 2009 have been adjusted to conform to the current period presentation. In addition, during the first quarter of 2009 we detected two immaterial accounting errors. The first related to our interest income calculation and the second related to our accounting for manufacturing costs associated with our commercial products and product samples. For purposes of the three and six month periods ended June 30, 2009 and 2008 comparisons below, we have adjusted our first and second quarter 2008 interest income, cost of revenue, interest expense and general and administrative amounts to reflect the adjusted amounts. See Note 3 "Revised Financial Statements" to the condensed consolidated interim financial statements for further discussions related to the adoption of FSP APB 14-1 and the correction of certain immaterial prior period errors.

Three Month Periods ended June 30, 2009 and 2008

Revenues

Product Sales Revenue

        Product sales were $289.2 million and $269.9 million for the three months ended June 30, 2009 and 2008, respectively, an increase of approximately 7%.

        Sales of LUNESTA were $151.3 million and $148.1 million for the three months ended June 30, 2009 and 2008, respectively, an increase of approximately 2%. The increase is primarily the result of a net selling price increase of approximately 13%. The net selling price increase consisted of a gross selling price increase of approximately 8% and a decrease in product sales allowances primarily attributed to reduced government rebates and contractual discounts. Partially offsetting the increase in the net selling price was an approximately 10% decrease in the number of units sold, which we believe is primarily the result of competition from generic products in the insomnia market, and a decline in the overall growth rate of the market for branded insomnia products. Adjustments recorded to gross sales are disclosed below under the heading "Analysis of gross sales to net sales."

        Sales of XOPENEX Inhalation Solution were $89.9 million and $85.4 million for the three months ended June 30, 2009 and 2008, respectively, an increase of approximately 5%. The increase was primarily the result of a net selling price increase of approximately 50%. The net selling price increase consisted of a gross selling price increase of approximately 18% and a decrease in product sales allowances primarily related to lower sales to Medicare Part B providers. Offsetting the increase in the net selling price was a decrease in the number of units sold of approximately 30%, which we believe is primarily the result of a decline in units sold in the home health care market that are subject to reimbursement under Medicare Part B. The reimbursement paid by Centers for Medicare and Medicaid Services, or CMS, for XOPENEX Inhalation Solution has fallen significantly since July 1, 2007 as a result of the implementation of the blended Medicare Part B reimbursement rate for XOPENEX Inhalation Solution and generic albuterol. As a result, commencing January 1, 2009, we ceased contracting with home health care providers for XOPENEX Inhalation Solution. Accordingly, our sales to Medicare Part B providers significantly decreased and, as a result, our aggregate unit sales and revenues for this product have decreased. However, the decrease in revenues was proportionately less than the decrease in unit sales due to a commensurate reduction in Medicaid rebate liability that has been incurred historically and that resulted from sales of XOPENEX Inhalation Solution at steeply discounted prices to home health care providers since the blended reimbursement rate went into effect. Adjustments recorded to gross sales are disclosed below under the heading "Analysis of gross sales to net sales."

        Sales of XOPENEX HFA were $14.8 million and $14.1 million for the three months ended June 30, 2009 and 2008, respectively, an increase of approximately 5%. The increase was primarily the result of a net selling price increase of approximately 5%, which was primarily due to a decrease in product sales allowances primarily attributed to government rebates and contractual discounts. Partially offsetting the increase in the net selling price was a decrease in the number of units sold of less than 1%. Adjustments recorded to gross sales are disclosed below under the heading "Analysis of gross sales to net sales."

        Sales of BROVANA were $19.1 million and $13.3 million for the three months ended June 30, 2009 and 2008, respectively, an increase of approximately 43%. The increase was primarily the result of an approximately 34% increase in the number of units sold, which is primarily due to increased sales in the home health care and retail markets, and an increase in net selling price of 7%. Included in this net selling price increase is an increase in gross selling price of approximately 10% partially offset by a slight increase in product sales allowances as a percentage of gross sales. Adjustments recorded to gross sales are disclosed below under the heading "Analysis of gross sales to net sales."

        Sales of OMNARIS Nasal Spray were $9.1 million and $7.4 million for the three months ended June 30, 2009 and 2008, respectively an increase of approximately 23%. We commercially introduced OMNARIS Nasal Spray in April 2008. The increase was primarily the result of an approximately 12% increase in the number of units sold. In addition to the increase in the number of units sold, there was a net selling price increase of approximately 10%. The net selling price increase consisted of a gross selling price increase of approximately 13% partially offset by an increase in product sales allowances as a percentage of gross sales. Adjustments recorded to gross sales are disclosed below under the heading "Analysis of gross sales to net sales."

        Sales of ALVESCO HFA Inhalation Aerosol were $0 for the three months ended June 30, 2009 and 2008. In September 2008, we commercially introduced ALVESCO HFA Inhalation Aerosol through a staged launch that was initially targeted primarily to specialists, and in early 2009 we expanded our sales and marketing efforts to include a broader group of physicians. We expect 2009 revenues for this product, if any, to take place in the latter part of the year as we reduce launch phase inventory.

Adjustments recorded to gross sales are disclosed below under the heading "Analysis of gross sales to net sales."

        Analysis of gross sales to net sales.    We record product sales net of the following significant categories of product sales allowances: payment term discounts, wholesaler fee-for-service discounts, government rebates and contractual discounts, returns and other discounts. We recompute these amounts each quarter and historically our estimates have not materially differed from actual results, with the exception of estimates related to certain Medicaid discounts resulting from a material weakness, which has been remediated, in our internal control over the process we used to identify transactions with the potential to establish a new Medicaid best price, as more fully described in Part II, Item 9A "Controls and Procedures" of our Annual Report on Form 10-K for the year ended December 31, 2008. Calculating each of these items involves significant estimates and judgments and requires us to use information from external sources. The following table presents the adjustments deducted from gross sales to arrive at total net sales:

	For the Three Months Ended June 30,
	2009	% of Sales	2008	% of Sales	$ Change	% Change
	(in thousands)
Gross sales	$387,095	100%	$402,942	100%	$(15,847)	(4)%
Adjustments to gross sales:
Payment term discounts	7,708	2.0%	7,995	2.0%	(287)	(4)%
Wholesaler fee-for-service	10,768	2.8%	1,123	0.3%	9,645	859%
Government rebates and contractual discounts	67,286	17.4%	115,488	28.7%	(48,202)	(42)%
Returns	8,598	2.2%	4,178	1.0%	4,420	106%
Other (includes product introduction discounts)	3,471	0.9%	4,212	1.0%	(741)	(18)%

Sub-total adjustments	97,831	25.3%	132,996	33.0%	(35,165)	(26)%

Net sales	$289,264	74.7%	$269,946	67.0%	$19,318	7%

        The decrease in adjustments to gross sales as a percentage of gross sales for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008 primarily reflects a net decrease in government rebates and contractual discounts as a result of:

  •
  a decrease in Medicare Part B discounts primarily given on the sales of XOPENEX Inhalation Solution;

  •
  a decrease in discounts given through managed care programs on the sales of LUNESTA and XOPENEX Inhalation Solution, partially offset by an increase in discounts on the sales of XOPENEX HFA; and

  •
  a decrease in Medicaid discounts given on the sales of XOPENEX Inhalation Solution, LUNESTA and XOPENEX HFA.

        These decreases in government rebates and contractual discounts were partially offset by:

  •
  a slight increase in Medicare Part D discounts given on the sales of LUNESTA, XOPENEX HFA and XOPENEX Inhalation Solution;

  •
  an increase in discounts given to hospitals in the form of chargebacks given primarily on the sales of LUNESTA, BROVANA and XOPENEX Inhalation Solution, offset by a slight decrease in such discounts given on the sales of XOPENEX HFA;

  •
  an increase in discounts under a program with the Veterans Administration, or VA, primarily on the sales of XOPENEX Inhalation Solution;

Partially offsetting this net decrease in government rebates and contractual discounts was an increase in wholesaler fee-for-service discounts given primarily due to credits earned during the second quarter of 2008 due to LUNESTA and XOPENEX Inhalation Solution gross price increases in that period as well as an increase in product returns reserves primarily related XOPENEX Inhalation Solution and LUNESTA.

Royalties and License Fees Revenue

        Royalties and license fees were $37.0 million and $24.2 million for the three months ended June 30, 2009 and 2008, respectively, an increase of approximately 53%.

        Royalties earned on the sales of ALLEGRA® (fexofenadine HCl) under our agreements with sanofi-aventis were $7.4 million and $7.8 million for the three months ended June 30, 2009 and 2008, respectively, a decrease of approximately 6%. The decrease is primarily the result of a decline in royalties from sales of ALLEGRA in Europe, partially offset by an increase in royalties from sales in Japan.

        Royalties earned on sales of CLARINEX® (desloratadine) under our agreement with Schering-Plough Corporation, or Schering-Plough, were $4.4 million and $7.3 million for the three months ended June 30, 2009 and 2008, respectively, a decrease of approximately 39%. The decrease is the result of lower CLARINEX sales, particularly in the United States, in the three months ended June 30, 2009 as compared to the same period in the prior year.

        Royalties earned on sales of XYZAL®/XUSAL™ (levocetirizine) under our agreements with UCB S.A. and UCB Farchim S.A, which we refer to as the UCB entities, were an aggregate of $7.3 million and $6.7 million for the three months ended June 30, 2009 and 2008, respectively, an increase of approximately 10%. The increase is primarily the result of the an increase in the sales of XYZAL in the United States.

        License fees recognized on our agreements with GSK and Eisai Co. Ltd., or Eisai, for the development and commercialization of our eszopiclone product, were $17.6 million and $2.4 million for the three months ended June 30, 2009 and 2008, respectively. The increase relates to the recognition of deferred license fees of $16.9 million in the second quarter of 2009 resulting from the mutual agreement terminating the GSK License Agreement in April 2009.

        A number of the patents we own and license to third parties for which we receive royalties are the subject of patent invalidation or revocation claims by companies seeking to introduce generic equivalents of the products covered by such patents. We can provide no assurance concerning the outcome or the duration of any patent related lawsuits. If we, or third parties from whom we receive royalties, are not successful in enforcing our respective patents, the companies seeking to market generic versions will not be excluded from marketing their generic versions of these products. Introduction of generic copies of any of these products before the expiration of our patents or the patents of our licensees would cause a reduction in royalties received and could have a material adverse effect on our business.

Costs of Revenues

Cost of Products Sold

        Cost of products sold was $28.4 million and $26.7 million for the three months ended June 30, 2009 and 2008, respectively.

        Cost of LUNESTA sold as a percentage of LUNESTA gross sales was approximately 5% for both the three months ended June 30, 2009 and 2008.

        Cost of XOPENEX Inhalation Solution sold as a percentage of XOPENEX Inhalation Solution gross sales was approximately 5% for both the three months ended June 30, 2009 and 2008.

        Cost of XOPENEX HFA sold as a percentage of XOPENEX HFA gross sales was approximately 9% and 12% for the three months ended June 30, 2009 and 2008, respectively. The decrease in the cost as a percentage of gross sales is primarily due to the reversal of a reserve related to potential inventory expiration, which had been recorded in the fourth quarter 2008. The reserved inventory was sold during 2009.

        Cost of BROVANA sold as a percentage of BROVANA gross sales was approximately 10% and 11% for the three months ended June 30, 2009 and 2008, respectively. The decrease in the cost as a percentage of gross sales is primarily due to an increase in our gross selling price, while the cost structure remained relatively consistent from period to period.

        Cost of OMNARIS Nasal Spray sold as a percentage of OMNARIS Nasal Spray gross sales was approximately 25% and 23% for the three months ended June 30, 2009 and 2008, respectively. We commercially introduced OMNARIS Nasal Spray in April 2008. The increase in the cost as a percentage of gross sales is primarily due to the reversal of a quality related reserve recorded in the first quarter of 2008 and reversed during the three months ended June 30, 2008.

        Cost of ALVESCO HFA Inhalation Aerosol sold was approximately $590,000 and $0 for the three months ended June 30, 2009 and 2008, respectively. These costs were primarily related to the amortization of the intangible asset related to ALVESCO HFA Inhalation Aerosol in the three months ended June 30, 2009. Upon commercial launch of this product in September 2008, we began to expense amounts previously recorded under amortization of intangible assets through cost of sales.

Cost of Royalty Revenue

        Cost of royalties earned was $450,000 and $580,000 for the three months ended June 30, 2009 and 2008, respectively, a decrease of approximately 22%. The cost of royalties in both periods relates to an obligation to a third party as a result of royalties we earn from Schering-Plough based on its sales of CLARINEX. This decrease in third-party obligations is due to the decrease in royalties earned in the three months ended June 30, 2009 as compared with the same period in 2008.

Research and Development

        Research and development expenses were $72.7 million and $58.3 million for the three months ended June 30, 2009 and 2008, respectively, an increase of approximately 25%. The increase is primarily due to a $20.0 million milestone charge during the second quarter of 2009 related to our license agreement with Bial for STEDESA. In addition, there was decreased spending related to discovery efforts, SEP-225441, SEP-228432, SEP-228425 and SEP-227162, partially offset by increased spending related to SEP-225289 Phase II efforts, our STEDESA Phase III adult monotherapy study, OMNARIS HFA Nasal Aerosol Phase III efforts and the LUNESTA pediatric trials.

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

        Below is a summary of expenditure information for our products and product candidates that represent approximately 10% or more of our direct project research and development spending for the three months ended June 30, 2009 and 2008, as well as the costs incurred at the end of such periods. The costs in this analysis include only direct costs and do not include certain indirect labor, overhead, share-based compensation or other costs that benefit multiple projects. The "Estimate of Completion of Phase" column contains forward-looking statements regarding expected timing of completion of product development phases. Completion of product development, if successful, culminates in the submission of an NDA to the FDA; however, there can be no assurance that the FDA will accept for filing, or approve, any NDA. The actual timing of completion of phases could differ materially from the estimates provided in the table. In the table below, the one FDA approved product and the six product candidates accounted for approximately 74% of our direct project research and development spending for the three months ended June 30, 2009.

	Phase of Development / Estimate of Completion of Phase	Indication	Project costs for the three months ended June 30, 2009	Project costs to date through June 30, 2009	Project costs for the three months ended June 30, 2008	Project costs to date through June 30, 2008
			(in thousands)
LUNESTA	*	Insomnia	$5,689	$284,764	$3,926	$259,739
SEP-225289	**	Depression	$4,680	$48,677	$1,748	$28,465
SEP-227162	***	Depression	$1,165	$36,228	$2,488	$25,476
SEP-225441	****	Anxiety	$272	$24,592	$4,376	$14,640
SEP-228432	I / 2010	Depression	$204	$8,472	$2,996	$6,410
STEDESA	*****	Epilepsy	$3,637	$11,227	$60	$61
OMNARIS HFA Nasal	III / 2010	Allergic Rhinitis	$3,191	$13,280	$179	$374

*
We commercially introduced LUNESTA in April 2005.

**
We announced preliminary Phase II results on July 1, 2009. We are in the process of further analyzing the data in an effort to determine whether this compound warrants further clinical development.

***
We are currently evaluating the possible initiation of a Phase III registration trial for SEP-227162.

****
We announced preliminary Phase II results on March 5, 2009. We are in the process of further analyzing the data in an effort to determine whether this compound warrants further clinical development

*****
We submitted the STEDESA NDA in March 2009 and the NDA was accepted for filing by the FDA in May 2009.

        Due to the length of time necessary to develop a product, uncertainties related to the ability to obtain governmental approval for commercialization, and difficulty in estimating costs of projects, we do not believe it is possible to make accurate and meaningful estimates, with any degree of accuracy, of the ultimate cost to bring our product candidates that have not entered into Phase III clinical trials to FDA approved status. We recently completed a Phase III clinical trial of OMNARIS HFA Nasal Aerosol for the treatment of seasonal allergic rhinitis, and we plan to commence another Phase III clinical trial of this product in the third quarter of 2009 for the treatment of perennial allergic rhinitis. We estimate that it will cost approximately $50.0 million to advance OMNARIS HFA Nasal Aerosol from its current stage of development through an NDA submission based on a targeted NDA submission in early 2011, provided that no significant delays are imposed by internal resource constraints or unanticipated FDA requirements. In addition, we recently commenced a Phase III clinical trial for the development of an adult monotherapy indication for STEDESA. As of June 30, 2009, the costs associated with development of this indication were $3.3 million. We estimate that it will cost approximately $30.0 million to advance the adult monotherapy indication for STEDESA from its current stage of development through a supplemental New Drug Application, or sNDA, submission based on a target sNDA submission during 2012, provided that the NDA for STEDESA is accepted for filing and no significant delays are imposed by internal resource constraints or unanticipated FDA requirements.

Research and development—in process upon acquisition

        Research and development—in process upon acquisition, or IPR&D, expenses were $0 and $50.8 million for the three months ended June 30, 2009 and 2008, respectively. These expenses represent the cost of acquiring rights to branded pharmaceutical products in development from third parties, which we expense at the time of acquisition. For the three months ended June 30, 2008, IPR&D expenses included costs associated with our agreements with Arrow International Limited, or Arrow.

Selling, Marketing and Distribution

        Selling, marketing and distribution expenses were $122.0 million and $179.3 million for the three months ended June 30, 2009 and 2008, respectively, a decrease of approximately 32%. The decrease was largely due to a reduction in marketing and promotional expenses related to costs to support LUNESTA and a decrease in salary and other compensation related expenses resulting from our corporate restructuring and workforce reduction commenced during the first quarter of 2009.

General and Administrative

        General and administrative costs were $25.2 million and $28.3 million for the three months ended June 30, 2009 and 2008, respectively, a decrease of approximately 11%. The change is primarily the result of a decrease in salary and other compensation related expenses as well as a decrease in professional fees related to the work required in connection with the remediation of a material weakness in our internal controls and financial reporting, which was completed by year-end 2008.

Amortization of Intangible Assets

        Amortization of intangible assets was $1.5 million and $1.9 million for the three months ended June 30, 2009 and 2008, respectively, a decrease of approximately 22%. In the second quarter of 2008, amortization for OMNARIS Nasal Spray, ALVESCO HFA Inhalation Aerosol and related core technology was expensed to amortization of intangible assets, as these products were not commercially available. Effective upon commercial launch of OMNARIS Nasal Spray and ALVESCO HFA Inhalation Aerosol, we began to expense amounts previously recorded under amortization of intangible assets through cost of sales. The decrease is the result of amortization of these products being expensed through cost of sales rather than amortization of intangible assets. We expect the amortization of intangible assets to continue to decrease if and when more products are commercially launched.

Restructuring

        Restructuring expense was $2.6 million as compared to an expense reversal of $266,000 for the three months ended June 30, 2009 and 2008, respectively. In the first quarter of 2009, we commenced a corporate restructuring and workforce reduction plan, which was substantially completed as of June 30, 2009. During the second quarter of 2009, we vacated a leased facility and implemented a nominal reduction in workforce. As a result, we recorded a net restructuring charge of $2.6 million. This net charge consisted of approximately $860,000 relating to employee termination benefits and approximately $2.3 million in charges related to future lease and lease-related obligations resulting from a vacancy and expected continued vacancy of a leased facility, offset by a reversal of approximately $600,000 relating to the first quarter charges. These reductions, together with other anticipated cost-savings initiatives across the organization, have resulted in a projected reduction in operating expenses of approximately $190.0 million in 2009. The expense reversal in 2008 was primarily the result of a change in estimate associated with employee severance costs and contract terminations that were not recognized relating to a previous restructuring initiative.

Other Income (Expense)

        Interest income was $2.1 million and $5.5 million for the three months ended June 30, 2009 and 2008, respectively, a decrease of 62%. The decrease is primarily due to lower interest rates earned on our investments in the second quarter of 2009 as well as lower average balances of cash and short- and long-term investments. For the three months ended June 30, 2009 and 2008, the average annualized interest rate that we earned on our investments was 1.19% and 2.53%, respectively.

        Gain on extinguishment of debt was $3.0 million and $0 for the three months ended June 30, 2009 and 2008, respectively. During the second quarter of 2009, we repurchased and retired, at our option in privately negotiated transactions, an aggregate par amount of $50.8 million and $48.2 million of our 0% notes due 2024 and 0% notes due 2010, respectively. In connection with these transactions, we recorded a gain on the debt extinguishments of $3.0 million.

        Interest expense was $6.2 million and $8.8 million for the three months ended June 30, 2009 and 2008, respectively, a decrease of approximately 30%. The decrease is the result of having a lower debt balance throughout the second quarter of 2009. The debt discount related to our 0% notes due 2024 is amortized to earnings as interest expense.

        Equity in investee losses was $222,000 and $272,000 for the three months ended June 30, 2009 and 2008, respectively. The loss represents our portion of BioSphere Medical, Inc., or BioSphere, losses.

        Other expense was $319,000 and $9.4 million for the three months ended June 30, 2009 and 2008, respectively. The expense in the three months ended June 30, 2008 primarily represents an impairment loss recorded related to our investment in ACADIA Pharmaceuticals Inc., or ACADIA.

Income Taxes

        Income tax expense was $27.5 million for the three months ended June 30, 2009 and there was an income tax benefit of $445.2 million for the three months ended June 30, 2008. Income tax expense in 2009 varies from the United States statutory rate principally as a result of the provision for state income taxes, the benefit related to research tax credits and stock-based compensation. The net tax benefit for 2008 was principally due to a tax benefit of $443.4 million recorded upon our decision in the second quarter of 2008 to release a valuation allowance recorded against net deferred tax assets in the United States and a foreign jurisdiction. Excluding the effect of these tax benefits, our income tax provision in 2008 consisted primarily of income taxes owed on income generated by a foreign subsidiary and certain state income taxes.

        We account for uncertain tax positions in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48, which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on various related matters such as derecognition, interest, penalties and disclosure. At June 30, 2009, unrecognized tax benefits included approximately $10.6 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deduction, $900,000 of tax positions related to the shorter deductibility period, and approximately $13.2 million of tax positions related to certain tax credits which have not been utilized as of June 30, 2009. We recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. For the quarter ended June 30, 2009, the amount of accrued interest related to unrecognized tax benefits was not significant and no amount has been accrued for penalties.

Six Month Periods ended June 30, 2009 and 2008

Revenues

Product Sales Revenues

        Product sales were $596.1 million and $575.5 million for the six months ended June 30, 2009 and 2008, respectively, a decrease of approximately 4%.

        Sales of LUNESTA were $291.7 million and $283.7 million for the six months ended June 30, 2009 and 2008, respectively, an increase of approximately 3%. The increase is primarily the result of a net selling price increase of approximately 13%. The net selling price increase consisted of a gross selling price increase of approximately 10% and a slight decrease in product sales allowances primarily attributed to government rebates and contractual discounts. Partially offsetting the increase in the net selling price was a decrease in the number of units sold of approximately 9%, which we believe is primarily the result of competition from generic products in the insomnia market, and a decline in the overall growth rate of the market for branded insomnia products. Adjustments recorded to gross sales are disclosed below under the heading "Analysis of gross sales to net sales."

        Sales of XOPENEX Inhalation Solution were $208.0 million and $225.4 million for the six months ended June 30, 2009 and 2008, respectively, a decrease of approximately 8%. The decrease is primarily the result of a decrease in number of units sold of approximately 32%, which we believe is primarily the result of a decline in units sold in the home health care market that are subject to reimbursement under Medicare Part B. The reimbursement paid by CMS for XOPENEX Inhalation Solution has fallen significantly since July 1, 2007 as a result of the implementation of the blended Medicare Part B reimbursement rate for XOPENEX Inhalation Solution and generic albuterol. As a result, commencing January 1, 2009, we ceased contracting with home health care providers for XOPENEX Inhalation Solution. Accordingly, our sales to Medicare Part B providers significantly decreased and, as a result, our aggregate unit sales and revenues for this product have decreased. However, the decrease in revenues was proportionately less than the decrease in unit sales due to a commensurate reduction in Medicaid rebate liability that has been incurred historically and that resulted from sales of XOPENEX Inhalation Solution at steeply discounted prices to home health care providers since the blended reimbursement rate went into effect. Partially offsetting the decrease in units sold is an increase in net selling price of approximately 36%, which included a gross selling price increase of approximately 19% and a decrease in product sales allowances primarily related to lower sales to Medicare Part B providers, as described above. Adjustments recorded to gross sales are disclosed below under the heading "Analysis of gross sales to net sales."

        Sales of XOPENEX HFA were $34.9 million and $34.2 million for the six months ended June 30, 2009 and 2008, respectively, an increase of approximately 2%. The increase is primarily the result of an increase in number of units sold of approximately 6%. Partially offsetting this increase in units sold is a decrease in net selling price of approximately 3%. The net selling price decrease consisted of a decrease in product sales allowances offset by a gross selling price increase of less than 1%. Adjustments recorded to gross sales are disclosed below under the heading "Analysis of gross sales to net sales."

        Sales of BROVANA were $37.7 million and $23.2 million for the six months ended June 30, 2009 and 2008, respectively, an increase of approximately 62%. The increase was primarily the result of an increase in the number of units sold of approximately 43%, which is primarily due to increased sales in the home health care and retail markets, and an increase in net selling price of 13%. The net selling price increase was primarily due to an increase in gross selling price. Adjustments recorded to gross sales are disclosed below under the heading "Analysis of gross sales to net sales."

        Sales of OMNARIS Nasal Spray were $15.0 million and $7.4 for the six months ended June 30, 2009 and 2008, respectively, an increase of approximately 102%. We commercially introduced OMNARIS Nasal Spray in April 2008. The increase was primarily the result of an approximately 76% increase in the number of units sold. In addition to the increase in the number of units sold was a net selling price increase of approximately 15%. The net selling price increase consisted of a gross selling price increase of approximately 13% and a slight decrease in product sales allowances as a percent of gross sales. Adjustments recorded to gross sales are disclosed below under the heading "Analysis of gross sales to net sales."

        Sales of ALVESCO HFA Inhalation Aerosol were $0 for the six months ended June 30, 2009 and 2008. In September 2008, we commercially introduced ALVESCO HFA Inhalation Aerosol through a staged launch that was initially targeted primarily to specialists, and in early 2009 we expanded our sales and marketing efforts to include a broader group of physicians. We expect 2009 revenues for this product, if any, to take place in the latter part of the year as we reduce launch phase inventory. Adjustments recorded to gross sales are disclosed below under the heading "Analysis of gross sales to net sales."

        Analysis of gross sales to net sales.    The following table presents the adjustments deducted from gross sales to arrive at net sales:

	For the Six Months Ended June 30,
	2009	% of sales	2008	% of sales	$ Change	% Change
	(dollars in thousands)
Gross sales	$820,799	100.0%	$848,622	100.0%	$(27,823)	3%
Adjustments to gross sales:
Payment term discounts	15,992	1.9%	16,961	2.0%	(969)	(6)%
Wholesaler fee for service	22,897	2.8%	4,607	0.5%	18,290	397%
Government and commercial rebates and discounts	163,794	20.0%	235,510	27.8%	(71,716)	(30)%
Returns	14,940	1.8%	10,640	1.3%	4,300	40%
Other (includes product introduction discounts)	7,058	0.9%	5,414	0.6%	1,644	30%

Sub-total adjustments	224,681	27.4%	273,132	32.2%	(48,451)	(18)%

Net sales	$596,118	72.6%	$575,490	67.8%	$20,628	4%

        The decrease in adjustments to gross sales as a percentage of gross sales for the six months ended June 30, 2009, as compared to the six months ended June 30, 2008, primarily reflects an decrease in government rebates and contractual discounts as a result of:

  •
  a decrease in Medicare Part B discounts given on the sales of XOPENEX Inhalation Solution and BROVANA;

  •
  a decrease in Medicaid discounts primarily given on the sales of XOPENEX Inhalation Solution, LUNESTA and XOPENEX HFA; and

  •
  a net decrease in discounts given through managed care programs on the sales of LUNESTA and XOPENEX Inhalation Solution partially offset by an increase in such discounts given on the sales of XOPENEX HFA.

        These decreases in government rebates and contractual discounts were partially offset by:

  •
  an increase in chargebacks given on the sales of XOPENEX Inhalation Solution, LUNESTA, BROVANA and XOPENEX HFA;

  •
  an increase in Medicare Part D discounts primarily given on the sales of XOPENEX HFA; and

  •
  an increase in discounts under a program with the VA on the sales of XOPENEX Inhalation Solution and LUNESTA.

Partially offsetting this net decrease in government rebates and contractual discounts was an increase in wholesaler fee-for-service discounts given primarily due to credits earned during the first half of 2008 due to LUNESTA, XOPENEX Inhalation Solution and XOPENEX HFA gross price increases in that period.

Royalties and License Fees Revenue

        Royalties and license fees were $60.3 million and $39.4 million for the six months ended June 30, 2009 and 2008, respectively, an increase of approximately 53%.

        Royalties earned on the sales of ALLEGRA under our agreements with sanofi-aventis were $18.9 million and $15.6 million for the six months ended June 30, 2009 and 2008, respectively, an increase of approximately 21%. The increase is primarily the result of increased sales in Japan.

        Royalties earned on sales of CLARINEX under our agreement with Schering-Plough were $10.3 million and $13.4 million for the six months ended June 30, 2009 and 2008, respectively, a decrease of approximately 23%. The decrease is primarily the result of a decrease in sales in the United States.

        Royalties received on sales of XYZAL/XUSAL under our agreements with the UCB entities were $11.8 million and $8.0 million for the six months ended June 30, 2009 and 2008, respectively, an increase of approximately 47%. The increase is primarily the result of an increase in the sales of XYZAL in the United States.

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

Costs of Revenues

Cost of Products Sold

        Cost of products sold was $60.2 million and $54.3 million for the six months ended June 30, 2009 and 2008, respectively.

        Cost of LUNESTA sold as a percentage of LUNESTA gross sales was approximately 5% for both the six months ended June 30, 2009 and 2008.

        Cost of XOPENEX Inhalation Solution sold as a percentage of XOPENEX Inhalation Solution gross sales was approximately 5% for both the six months ended June 30, 2009 and 2008.

        Cost of XOPENEX HFA sold as a percentage of XOPENEX HFA gross sales was approximately 11% and 13% for the six months ended June 30, 2009 and 2008, respectively. The decrease in the cost as a percentage of gross sales is primarily due to the reversal of a reserve related to potential inventory expiration, which had been recorded in the fourth quarter 2008. The reserved inventory was sold during 2009..

        Cost of BROVANA sold as a percentage of BROVANA gross sales was approximately 10% and 12% for the six months ended June 30, 2009 and 2008, respectively. The decrease in the cost as a percentage of gross sales is primarily due to an increase in our gross selling price, while the cost structure remained relatively consistent from period to period.

        Cost of OMNARIS Nasal Spray sold as a percentage of OMNARIS Nasal Spray gross sales was approximately 29% and 26% for the six months ended June 30, 2009 and 2008, respectively. The increase in the cost as a percentage of gross sales is primarily due to a 2008 contract manufacturing cost recorded in the six months ended June 30, 2009 related to a reconciliation of estimated invoiced cost and actual cost incurred. We commercially introduced OMNARIS Nasal Spray in April 2009.

        Cost of ALVESCO HFA Inhalation Aerosol sold was approximately $1.1 million and $0 for the six months ended June 30, 2009 and 2008, respectively. These costs were primarily related to the amortization of the intangible asset related to ALVESCO HFA Inhalation Aerosol in the six months ended June 30, 2009. Upon commercial launch of this product in September 2008, we began to expense amounts previously recorded under amortization of intangible assets through cost of sales.

Cost of Royalty Revenue

        Cost of royalties earned was $823,000 and $1.1 million for the six months ended June 30, 2009 and 2008, respectively, a decrease of approximately 23%. The cost of royalties in both periods relates to an obligation to a third party as a result of royalties we earn from Schering-Plough based upon its sales of CLARINEX. This decrease in third party obligations is due to the decrease in royalties earned during the six months ended June 30, 2009 as compared with the same period in 2008.

Research and Development

        Research and development expenses were $132.0 million and $124.5 million for the six months ended June 30, 2009 and 2008, respectively, an increase of approximately 6%. The increase is primarily due to the $20.0 million milestone charge during the second quarter of 2009 related to our license agreement with Bial for STEDESA. In addition, there was decreased spending related to SEP-225441, SEP-228432, discovery efforts and SEP-228425, partially offset by increased spending relate to our STEDESA Phase III adult monotherapy study, OMNARIS HFA Nasal Aerosol Phase III efforts and SEP-225289 Phase II efforts.

        Below is a summary of expenditure information for our products and product candidates that represent approximately 10% or more of our direct project research and development spending for the six months ended June 30, 2009 and 2008, as well as the costs incurred at the end of such periods. The costs in this analysis include only direct costs and do not include certain indirect labor, overhead, share-based compensation or other costs that benefit multiple projects. The "Estimate of Completion of

Phase" column contains forward-looking statements regarding expected timing of completion of product development phases. Completion of product development, if successful, culminates in the submission of an NDA to the FDA; however, there can be no assurance that the FDA will accept for filing, or approve, any NDA. The actual timing of completion of phases could differ materially from the estimates provided in the table. In the table below, the FDA approved product and four product candidates listed accounted for approximately 74% of our direct project research and development spending for the six months ended June 30, 2009.

	Phase of Development / Estimate of Completion of Phase	Indication	Project costs for the six months ended June 30, 2009	Project costs to date through June 30, 2009	Project costs for the six months ended June 30, 2008	Project costs to date through June 30, 2008
			(in thousands)
LUNESTA	*	Insomnia	$13,432	$284,764	$14,642	$259,739
OMNARIS HFA	III / 2010	Allergic Rhinitis	$9,220	$13,280	$374	$374
SEP-225289	**	Depression	$9,643	$48,677	$4,272	$28,465
SEP-225441	***	Anxiety	$1,661	$24,592	$7,407	$14,640
STEDESA	****	Epilepsy	$7,497	$11,227	$61	$61

*
We commercially introduced LUNESTA in April 2005.

**
We announced preliminary Phase II results on July 1, 2009. We are in the process of further analyzing the data in an effort to determine whether this compound warrants further clinical development.

***
We announced preliminary Phase II results on March 5, 2009. We are in the process of further analyzing the data in an effort to determine whether this compound warrants further clinical development.

****
We submitted the STEDESA NDA in March 2009 and the NDA was accepted for filing by the FDA in May 2009.

Research and development—in process upon acquisition

        IPR&D expenses were $0 and $90.0 million for the six months ended June 30, 2009 and 2008, respectively. These expenses represent the cost of acquiring rights to branded pharmaceutical products in development from third parties, which we expense at the time of acquisition. For the six months ended June 30, 2008, IPR&D expenses included costs associated with our Nycomed and Arrow transactions.

Selling, Marketing and Distribution

        Selling, marketing and distribution expenses were $242.6 million and $334.6 million for the six months ended June 30, 2009 and 2008, respectively, a decrease of approximately 27%. The decrease was largely due to a reduction in marketing and promotional expenses related to costs to support LUNESTA and a decrease in salary and other compensation related expenses resulting from our corporate restructuring and workforce reduction commenced during the first quarter of 2009, partially offset by an increase in marketing and promotional expenses related to our OMNARIS Nasal Spray and ALVESCO HFA Inhalation Aerosol products.

General and Administrative

        General and administrative costs were $48.0 million and $51.6 million for the six months ended June 30, 2009 and 2008, respectively, a decrease of approximately 7%. The decrease is primarily the result of a decrease in salary and other compensation related expenses as well as a decrease in professional fees related to the work required in connection with the remediation of a material weakness in our internal controls and financial reporting, which was completed by year-end 2008.

Amortization of Intangible Assets

        Amortization of intangible assets was $3.0 million and $4.2 million for the six months ended June 30, 2009 and 2008, respectively, a decrease of approximately 28%. The decrease is the result of amortization expense for our commercially launched products being expensed through cost of sales rather than amortization of intangible assets. We expect the amortization of intangible assets to continue to decrease if and when more products are commercially launched.

Restructuring

        Restructuring expense was $30.1 million as compared to an expense reversal of $566,000 for the six months ended June 30, 2009 and 2008, respectively. In the first quarter of 2009, we commenced a corporate restructuring and workforce reduction plan, which was substantially completed as of June 30, 2009. In the first half of 2009, we recorded approximately $22.7 million related to severance and benefit costs for the employees that were terminated, approximately $8.0 million related to terminated contracts associated with excess computer equipment and a contract sales organization as well as future lease and lease-related obligations resulting from vacancies and expected continued vacancies of certain leased facilities. These charges were offset by a reversal of approximately $600,000 relating to the first quarter charges. These reductions, together with other anticipated cost-savings initiatives across the organization, have resulted in a projected reduction in operating expenses of approximately $190.0 million in 2009. The expense reversal in 2008 was primarily the result of a change in estimate associated with employee severance costs and contract terminations that were not recognized related to a previous restructuring initiative.

Other Income (Expense)

        Interest income was $4.0 million and $13.7 million for the six months ended June 30, 2009 and 2008, respectively, a decrease of approximately 71%. The decrease is primarily due to lower average balances of cash and short- and long-term investments and lower interest rates earned on investments in the six months ended June 30, 2009 compared to the same period in 2008. For the six months ended June 30, 2009 and 2008, the average annualized interest rate that we earned on our investments was 1.07% and 3.12%, respectively.

        Gain on extinguishment of debt was $2.5 million and $0 for the six months ended June 30, 2009 and 2008, respectively. During the first quarter of 2009, we commenced and completed a cash tender offer to purchase up to all of our outstanding 0% notes due 2024 at a price of $970 for each $1,000 par amount of notes tendered. An aggregate par amount of $143.4 million of our 0% notes due 2024 were validly tendered and accepted in the offer. We paid a total of $139.1 million in cash to repurchase these tendered notes. During the second quarter of 2009, we repurchased and retired, at our option in privately negotiated transactions, an aggregate of $48.2 million and an aggregate of $50.8 million par amount of our 0% notes due 2010 and 0% notes due 2024, respectively. We paid a total of $43.8 million and $50.5 million in cash to repurchase the 0% notes due 2010 and 0% notes due 2024, respectively. In connection with these transactions we recorded a gain on the debt extinguishments of $2.5 million.

        Interest expense was $14.1 million and $15.5 million for the six months ended June 30, 2009 and 2008, respectively, a decrease of approximately 9%. The decrease from the prior year is the result of having a lower debt balance throughout the first half of 2009. The debt discount related to our 0% notes due 2024 is amortized to earnings as interest expense.

        Equity in investee losses was $427,000 and $475,000 for the six months ended June 30, 2009 and 2008, respectively. The loss represents our portion of BioSphere losses.

        Other expense was $514,000 and $9.4 million for the six months ended June 30, 2009 and 2008, respectively. The expense in the six months ended June 30, 2008 primarily represents an impairment loss recorded related to our investment in ACADIA.

Income Taxes

        Income tax expense was $52.2 million for the six months ended June 30, 2009 and a tax benefit of $444.5 million for the three months ended June 30, 2008. Income tax expense in 2009 varies from the

United States statutory rate principally as a result of the provision for state income taxes, the benefit related to research tax credits and stock-based compensation. The net tax benefit recorded for the six months ended June 30, 2008 was principally due to a tax benefit of $443.4 million recorded upon our decision in the second quarter of 2008 to release a valuation allowance recorded against net deferred tax assets in the United States and a foreign jurisdiction. Excluding the effect of these tax benefits, our income tax provisions for the six months ended June 30, 2008 consisted primarily of income taxes owed on income generated by a foreign subsidiary and certain state income taxes.

Liquidity and Capital Resources

        Our liquidity requirements have historically consisted of research and development expenses, sales and marketing expenses, in-licensing fees, capital expenditures, working capital, debt service and general corporate expenses. Historically, we have funded these requirements and the growth of our business primarily through convertible subordinated debt offerings, the issuance of common stock, including the exercise of stock options, sales of our products and fees and royalties under license agreements for our drug compounds. Although we may use one or more of these financing mechanisms in the future, we now expect to fund our liquidity requirements primarily with operating profits generated from product sales. We also believe we have the ability to meet our short-term liquidity needs through the use of our cash and short-term investments on hand at June 30, 2009.

        As of June 30, 2009, our total convertible debt was approximately $285.4 million, which consists of $99.8 million of outstanding 0% notes due 2010 and $185.5 million of outstanding 0% notes due 2024. While the carrying value of our 0% notes due 2024 was $185.5 million at June 30, 2009, the par value of these notes was $188.3 million.

        During the second quarter of 2009, we repurchased and retired, at our option in privately negotiated transactions, an aggregate of $48.2 million par amount of our 0% notes due 2010. We paid a total of $43.8 million in cash to repurchase these notes. In connection with these transactions, we recorded a net gain on the extinguishment of debt of approximately $4.0 million. At June 30, 2009 and December 31, 2008, $99.8 million and $148.0 million of our 0% notes due 2010 remained outstanding, respectively.

        During the first quarter of 2009, we commenced and completed a cash tender offer to purchase up to all of our outstanding 0% notes due 2024 at a price of $970 for each $1,000 par amount of notes tendered. An aggregate par amount of $143.4 million of our 0% notes due 2024 were validly tendered and accepted in the offer. We paid a total of $139.1 million in cash to repurchase these tendered notes. During the second quarter of 2009, we purchased and retired, at our option in privately negotiated transactions, an aggregate of $50.8 million par amount of our 0% notes due 2024. We paid a total of $50.5 million in cash to repurchase these notes. In connection with both of these transactions, we recorded net losses on the debt extinguishments of approximately $1.5 million. At June 30, 2009 and December 31, 2008, $185.5 million and $365.9 million of our 0% notes due 2024 remained outstanding, respectively.

        Based on our current operating plan, we believe that we will not be required to raise additional capital to fund the repayment of our outstanding convertible debt when due; however, we may choose to do so. If we are not able to successfully maintain our revenue and properly manage our expenses, it is likely that our business would be materially and adversely affected and that we would be required to raise additional funds in order to repay our outstanding convertible debt. We cannot assure that, if required, we would be able to raise the additional funds on favorable terms, if at all.

        At June 30, 2009, $71.3 million of our investment portfolio was invested in AAA rated auction-rate securities. These investments were rated AAA by one or more rating agencies. Auction-rate securities are long-term variable rate bonds tied to short-term interest rates. After the initial issuance of the securities, the interest rate on the securities were reset periodically, at intervals established at the time of issuance (primarily every 28 days), based on market demand for a reset period. Auction-rate securities are bought and sold in the marketplace through a competitive bidding process often referred to as an auction. If there is insufficient interest in the securities at the time of an auction, the auction may not be completed and the rates may be reset to predetermined "penalty" or "maximum" rates. These rates are determined by each auction-rate securities' prospectus and may be below market rates or even zero.

        Substantially all of our auction-rate securities are backed by pools of student loans guaranteed by the Federal Family Education Loan Program, or FFELP. Auctions for these securities began failing in the first quarter of 2008 and continued to fail throughout the first half of 2009. Consequently, the investments are not currently liquid, and we will not be able to access these funds until a future auction of these investments is successful, a buyer is found outside of the auction process, the security is resecuritized, or is called, the underlying securities have matured, or the arbitration proceedings related to these securities is resolved in our favor. At the time of our initial investment and through the date of this report, a substantial majority of our auction-rate securities remain AAA rated by one or more rating agencies. We intend to hold these investments until the lack of liquidity in these markets is resolved. As a result, we continue to classify the entire balance of our auction-rate securities as non-current available-for-sale investments at fair value on our consolidated balance sheets.

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

        At June 30, 2009, because of the failed auction status and lack of liquidity for the auction-rate securities, we have classified our auction-rate securities at Level 3, as defined under the SFAS 157 framework and described in Note 11 "Fair Value Measurements" of our condensed consolidated interim financial statements included in this quarterly report on Form 10-Q, with a fair value of $71.3 million. The fair value of these auction-rate securities is estimated utilizing a trinomial discounted cash flow analysis, which was compared, when possible, to other observable market data or inputs with similar characteristics. The assumptions used in preparing the discounted cash flow analysis include estimates for the maximum interest rate, the probability of passing, failing or default at each auction, the severity of default and the discount rate. The fair value of these investments as of June 30, 2009 is estimated to be $5.6 million below par value. We continue to classify our entire balance of auction-rate securities as non-current available-for-sale investments at fair value on our unaudited condensed consolidated balance sheets. If current market conditions deteriorate further, we may be required to record additional other-than-temporary impairments in other comprehensive income. If the credit ratings of the security issuers deteriorate, the anticipated recovery in market values does not occur, or we need funds from the auction-rate securities to meet working capital needs, we may be required to adjust the carrying value of these investments through other-than-temporary impairment charges recorded to earnings, as appropriate, which could be material.

        Cash, cash equivalents and short- and long-term investments totaled $707.2 million, or 43% of total assets, at June 30, 2009, compared to $765.8 million, or 42% of total assets, at December 31, 2008.

        Net cash provided by operating activities for the six months ended June 30, 2009 was $134.7 million, which includes net income of $80.0 million. Our net income for this period includes non-cash charges of $54.2 million, consisting primarily of depreciation and amortization, interest accretion on license fee liabilities, gain on debt extinguishment, interest expense related to accretion of debt discount, equity in investee losses, share-based compensation, settlement of accreted interest on convertible debt and deferred income taxes. Accounts receivable decreased by $42.1 million primarily due to strong collection efforts in the first half of 2009. Product sales allowances and reserves decreased by $46.5 million primarily due to a decrease in government rebates and contractual discounts reserves. Other liabilities decreased by $8.8 million primarily due to the recognition of the remaining deferred revenue as a result of the termination of the GSK License Agreement in the second quarter of 2009.

        Net cash used in investing activities for the six months ended June 30, 2009 was $209.6 million, which is primarily attributable to the purchases of short- and long-term investments of $306.7 million offset by the cash provided by net sales and maturities of short- and long-term investments of $108.7 million.

        Net cash used in financing activities for the six months ended June 30, 2009 was $186.5 million. We received proceeds of $4.6 million from issuing common stock upon the exercise of stock options issued under our stock option plans, and we used $234.0 million to repay capital lease obligations and long-term debt, which is comprised of $191.1 million related to repayments of long-term debt and $42.9 million related to the settlement of accreted interest on our convertible debt. The $42.9 million related to the settlement of accreted interest is included in our non-cash charges as part of our cash flows from operating activities.

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

  •
  LUNESTA, XOPENEX Inhalation Solution, XOPENEX HFA and BROVANA sales;

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

        A summary of accounting policies that are considered critical can be found in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2008 in the "Critical Accounting Policies" section. Other than as described below, our critical accounting policies and estimates are as set forth in the Form 10-K.

        Product sales allowances and reserves.    The following table summarizes activity in each of our product sales allowances and reserve categories for the six months ended June 30, 2009:

	Payment Term Discount	Wholesaler Fee for Service	Government Rebates and Contractual Discounts	Returns	Other Discounts	Total
	(in thousands)
Balance at December 31, 2008	$(3,750)	$(11,479)	$(239,909)	$(23,227)	$(1,974)	$(280,339)
Current provision:
Current year	(15,992)	(22,897)	(160,809)	(11,583)	(6,449)	(217,730)
Prior year	—	—	(2,985)	(3,357)	(609)	(6,951)

Total	(15,992)	(22,897)	(163,794)	(14,940)	(7,058)	(224,681)

Actual:
Current year	13,480	11,953	44,489	80	3,544	73,546
Prior year	3,548	11,561	169,703	11,248	2,585	198,645

Total	17,028	23,514	214,192	11,328	6,129	272,191

Balance at June 30, 2009	$(2,714)	$(10,862)	$(189,511)	$(26,839)	$(2,903)	$(232,829)

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

Contractual Obligations

        As of June 30, 2009, our contractual obligations described in our Annual Report on Form 10-K for the year ended December 31, 2008 have not materially changed, with the exception of our outstanding convertible subordinated debt obligations. During the first quarter of 2009, we commenced and completed a cash tender offer to purchase up to all of our outstanding 0% notes due 2024, and an aggregate par amount of $143.4 million of these notes were validly tendered and accepted. During the second quarter of 2009, we repurchased and retired, at our option in privately negotiated transactions, an aggregate of $48.2 million and $50.8 million par amount of our 0% notes due 2010 and our 0% notes due 2024, respectively. As of June 30, 2009, $99.8 million of our 0% notes due 2010 remained outstanding on our condensed consolidated balance sheets. As of June 30, 2009, the carrying value and par value of our 0% notes due 2024 that remained outstanding was $185.5 million and $188.3 million, respectively. See Note 7 "Convertible Subordinated Debt" to the condensed consolidated interim financial statements for further discussion.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to market risk from changes in interest rates and equity prices, which could affect our future results of operations and financial condition. These risks are described in our Annual Report on Form 10-K for the year ended December 31, 2008. As of August 5, 2009, there have been no material changes to the market risks described in our Annual Report on Form 10-K for the year ended December 31, 2008. Additionally, we do not anticipate any near-term changes in the nature of our market risk exposures or in our management's objectives and strategies with respect to managing such exposures.

        We hold auction-rate security investments, which are AAA rated, and the underlying assets are backed by pools of student loans guaranteed by FFELP. Auctions for these securities began failing in the first quarter of 2008 and continued to fail throughout the first half of 2009. Consequently, the investments are not currently liquid, and we will not be able to access these funds until a future auction of these investments is successful, a buyer is found outside of the auction process, the security is resecuritized, or called, the underlying securities have matured, or the arbitration proceedings related to these securities is resolved in our favor. As described below, we initiated arbitration proceedings seeking to rescind our purchase of our initial investment of these securities. The fair value of those investments as of June 30, 2009 is estimated to be $5.6 million below par value. We continue to classify our entire balance of auction-rate securities as non-current available-for-sale investments at fair value on our unaudited condensed consolidated balance sheets, and we intend to hold these investments until the lack of liquidity in these markets is resolved. If current market conditions deteriorate further, we may be required to record additional other-than-temporary impairments in other comprehensive income. If the credit ratings of the security issuers deteriorate, the anticipated recovery in market values does not occur, or we need funds from the auction-rate securities to meet working capital needs, we may be required to adjust the carrying value of these investments through other-than-temporary impairment charges recorded to earnings, as appropriate, which could be material.

        On June 25, 2009, we initiated arbitration proceedings before the Financial Industry Regulatory Authority, or FINRA, against Banc of America Investment Services, Inc. and Banc of America Securities, LLC. In the arbitration, we claim that these parties violated the Massachusetts Uniform Security Law and certain FINRA rules by, among other things, making false representations and/or material omissions concerning auction-rate securities, inappropriately advising investment in auction-rate securities, making unauthorized trades in auction-rate securities, and failing to supervise their employees. We seek to rescind our purchase of the initial investment in auction-rate securities. We have also requested interest at six percent per annum, punitive damages, and other relief. We are unable to provide a reasonable assessment of the outcome of this matter.

ITEM 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        Our management has carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009. The term "disclosure controls and procedures," as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed in the reports that the company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon our management's evaluation, the President and Chief Executive Officer and Executive Vice President and Chief Financial Officer have concluded that, as of June 30, 2009, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

        There has been no change in our internal control over financial reporting during our quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

  Levalbuterol Hydrochloride Inhalation Solution Abbreviated New Drug Applications

  Breath Limited

        In September 2005, we received notification that the FDA had received an ANDA from Breath Limited, or Breath, seeking approval of generic versions of our 1.25 mg/3 mL, 0.63 mg/3 mL and 0.31 mg/3 mL XOPENEX Inhalation Solution. Breath's submission includes a Paragraph IV certification alleging that our patents listed in the Orange Book for these three dosages of XOPENEX Inhalation Solution are invalid, unenforceable or not infringed by the generic versions for which Breath sought approval. In October 2005, we filed a civil action against Breath for patent infringement in the United States District Court for the District of Massachusetts, No. 1:06-CV-10043.

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

  Dey, L.P.

        In January 2006, we received notification that the FDA had received an ANDA from Dey, L.P., seeking approval of generic versions of our 1.25 mg/3 mL, 0.63 mg/3 mL, and 0.31 mg/3 mL XOPENEX Inhalation Solution. Dey, L.P.'s submission includes a Paragraph IV certification alleging that our patents listed in the Orange Book for these three dosages of XOPENEX Inhalation Solution are invalid, unenforceable, or not infringed by the generic versions for which Dey, L.P. has sought approval. In February 2006, we filed a civil action against Dey, L.P. for patent infringement, and the case is pending in the United States District Court for the District of Delaware, C.A. No. 06-113.

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

        In June 2008, Dey, L.P. filed a Complaint against us in the United States District Court for the District of Delaware, C.A. No. 08-372. The Complaint is a declaratory judgment action in which Dey, L.P. seeks a declaration of non-infringement and invalidity of United States Patent 6,451,289 owned by us. Dey, L.P. had previously sent us notice that its ANDA contained a Paragraph IV certification alleging that patent 6,451,289 is invalid, unenforceable or not infringed, and we did not commence litigation in response. We filed a Motion to Dismiss for lack of subject matter jurisdiction in response to the Complaint. In January 2009, the court entered an order denying our Motion to Dismiss and issued a corresponding opinion shortly thereafter. In February 2009, we filed a Motion for Certification of the court's order denying our Motion to Dismiss and to stay the proceedings pending resolution of appeal, which was denied by the court in April 2009. In May 2009, we filed our Answer to the Complaint, and in response Dey, L.P. filed a Motion for Judgment on the pleadings of non-infringement, which is currently pending before the Court.

  Barr Laboratories, Inc.

        In May 2007, we received notification that the FDA had received an ANDA from Barr seeking approval of generic versions of our 1.25 mg/3 mL, 0.63 mg/3 mL and 0.31 mg/3 mL XOPENEX Inhalation Solution. Barr's submission includes a Paragraph IV certification alleging that our patents listed in the Orange Book for these three dosages of XOPENEX Inhalation Solution are invalid, unenforceable or not infringed by the generic versions for which Barr has sought approval. In July 2007, we filed a civil action against Barr for patent infringement.

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

  Additional Information Regarding Levalbuterol Hydrochloride ANDA Litigation

        The filing of an action for patent infringement under the Hatch-Waxman Act results in an automatic 30-month stay of the FDA's authority to grant final marketing approval to those companies that filed an ANDA containing a Paragraph IV certification against one or more of our XOPENEX Inhalation Solution patents. However, if an ANDA submission that includes a Paragraph IV certification is filed against a patent for a drug that has been granted five-year new chemical entity data exclusivity, and that ANDA is filed between years four and five of the date the data exclusivity was awarded, such as in the case of the recently filed ANDAs with Paragraph IV certifications regarding LUNESTA, the statutory stay will run for 7.5 years from the NDA approval date. The first filer of an ANDA with a Paragraph IV certification is potentially entitled to a 180-day period of semi-exclusivity during which the FDA cannot approve subsequently filed ANDAs. The 180-day semi-exclusivity period would begin to run only upon first commercial marketing by the first filer. There are, however, also certain events that could cause the first filer to forfeit the 180-day semi-exclusivity period, which we refer to as a forfeiture event.

        For our 1.25 mg/3 mL, 0.63 mg/3 mL, and 0.31 mg/3 mL dosages of XOPENEX Inhalation Solution, we believe that Breath is the sole first filer and potentially entitled to 180 days of semi-exclusivity against subsequent ANDA filers for those three dosages. On April 9, 2008, the FDA granted final approval to Breath's ANDA for all three dosages. However, if a forfeiture event occurs and the FDA determines that Breath has forfeited the 180-day semi-exclusivity period for one or more of those three dosages, other ANDA filers could be granted final approval by the FDA and could subsequently commence an "at risk" launch. For those three dosages, the 30-month stay against Dey, L.P. expired on July 9, 2008. In addition, a forfeiture could also accelerate the effective date of Barr's and Teva's license.

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

        In May 2008 and March 2009, we provided to the Federal Trade Commission and Department of Justice Antitrust Division the notifications of the settlement with Breath and Barr, respectively, as required under Section 1112(a) of the Medicare Prescription Drug Improvement Act of 2003, or MMA. The settlements with these parties as well as the other agreements with Breath and its affiliates, including the supply agreement, the agreement for the acquisition of Oryx and license agreements with Arrow, may be reviewed by antitrust enforcement agencies, such as the Federal Trade Commission and Department of Justice Antitrust Division. There can be no assurances that governmental authorities will not seek to challenge the settlement with Breath or Barr/Teva or that a competitor, customer or other third-party will not initiate a private action under antitrust or other laws challenging either or both of these settlements. We may not prevail in any such challenges or litigation and, in any event, may incur significant costs in the event of an investigation or in defending any action under antitrust laws.

  Eszopiclone Abbreviated New Drug Applications

        In March 2009, we filed a lawsuit in the U.S. District Court for the District of New Jersey alleging infringement of our U.S. Patent Numbers 6,319,926; 6,444,673; 6,864,257; and 7,381,724, against each of the Teva entities, Cobalt Laboratories, Dr. Reddy's, Orchid, Glenmark Generics, Roxane, Lupin, Wockhardt, Sun Global, Orgenus, Mylan and Alphapharm. In April 2009, we also filed a lawsuit in the United States District Court for the Southern District of New York alleging infringement of these patents against Mylan and Alphapharm, which was subsequently dismissed pursuant to agreement by the parties. Beginning in February 2009, we received notices from each of these parties indicating that each had filed an ANDA with the FDA for generic versions of eszopiclone tablets (1 mg, 2 mg and 3 mg). Each submission includes a Paragraph IV certification alleging that one or more of our patents listed in the Orange Book for LUNESTA is invalid, unenforceable or not infringed by their respective proposed generic products. We may receive additional notices that other ANDAs with Paragraph IV certifications have been filed by different generic pharmaceutical companies.

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

        As a result of separate formal settlement agreements that Schering-Plough has entered into with several ANDA filers involved in litigation with Schering-Plough, or Schering-Plough Settlement Agreements, we and the University of Massachusetts submitted, and the court approved, stipulations of dismissal without prejudice against eight of the ANDA filers that we sued. The Schering-Plough Settlement Agreements entered to date permit generic entry of CLARINEX-D® –12 Hour,

CLARINEX-D® –24 Hour and CLARINEX® REDITABS® on January 1, 2012 and CLARINEX 5 mg tablet on July 1, 2012. Upon generic entry of each product by a party to a Schering-Plough Settlement Agreement, our right to receive royalties on sales of such product will be significantly reduced.

  Levocetirizine Abbreviated New Drug Applications

        Beginning in February 2008, we and UCB S.A. received notices from Synthon Pharmaceuticals, Inc., or Synthon, Sun Pharmaceutical Industries Limited of Andheri (East), or Sun, Sandoz Inc., or Sandoz, and Pliva Hrvatska D.O.O. and Barr, or Pliva/Barr, that each has filed an ANDA seeking approval to market generic versions of XYZAL 5 mg tablets, and that each ANDA contained a Paragraph IV certification alleging that United States Patent 5,698,558, owned by us and exclusively licensed to UCB S.A., is invalid, unenforceable or not infringed. Beginning in April 2008, UCB S.A. filed in its name and on our behalf civil actions for patent infringement in the United States District Court for the Eastern District of North Carolina against Synthon, Sun, Sandoz, Pliva/Barr. We believe that all of these ANDAs are subject to a 30-month statutory stay of approval, resulting from the filing of lawsuits for patent infringement, the earliest of which, against Synthon, is scheduled to expire on or about August 29, 2010. In August 2008, the trial judge consolidated these cases for all purposes including discovery and trial. The court has not set a trial date.

        Barr, as agent for Pliva, and Sun amended their ANDAs to change their Paragraph IV certifications to Paragraph III certifications, thereby withdrawing the challenges to our patent. As a result, in April and May 2009, respectively, the parties submitted agreed stipulations of dismissal without prejudice, which the court approved. Thus, the actions against Pliva/Barr and Sun are complete.

BROVANA Patent Infringement Claim

        In April 2007, we were served with a Complaint filed in the United States District Court for the Southern District of New York, C.A. No. 1:07-cv-2353, by Dey, L.P. and Dey, Inc., collectively referred to as Dey, alleging that the manufacture and sale of BROVANA infringes or will induce infringement of a single United States patent for which Dey owns all rights, title and interest. In April 2007, we filed an Answer and Counterclaims to this Complaint seeking to invalidate the originally asserted patent and a second related patent. In May 2007, Dey filed a reply asserting infringement of the second patent. In March 2008, United States Patent 7,348,362, or the '362 patent, entitled "Bronchodilation b-agonist compositions and Methods" issued, and Dey, L.P. is the assignee of the patent. In August 2008, the court granted our Motion to Amend our Answer and Counterclaims to seek declaratory judgment that the '362 patent is invalid and unenforceable and to add Mylan, Dey, L.P.'s parent corporation, as a party. Between December 2008 and January 2009, U.S. patents 7,462,645; 7,465,756; and 7,473,710 all entitled "Bronchodilation b-agonist compositions and Methods" issued. These three patents claim priority to the same parent patent application that issued as the '362 patent. In January 2009, Dey filed a motion to add these three patents to the case, which we did not oppose and was granted by the court. In March 2009, Dey filed a Supplemental Complaint to add these three patents to the case, and in April 2009 we filed and an Answer and Counterclaims to this Supplemental Complaint. In July 2009, in response to our filings of ex parte reexamination requests, the United States Patent and Trademark Office issued orders granting the reexamination requests for certain claims of Dey, L.P.s U.S. Patents 6,814,953 and 6,667,344.

        Under the current trial scheduling order, the trial will begin no earlier than February 26, 2010. It is too early to make a reasonable assessment as to the likely outcome or impact of this litigation. We are unable to reasonably estimate any possible range of loss or liability related to this lawsuit due to its uncertain resolution.

Other Legal Proceedings

        We have been named as the defendant in two separate lawsuits filed in the United States District Court for the Middle District of Florida (Sharp, et al., filed July 17, 2008) and the United States District Court for the District of Arizona (Greeves, et al., served September 9, 2008) claiming that our pharmaceutical sales representatives should have been categorized as "non-exempt" rather than "exempt" employees under the Fair Labor Standards Act, or FLSA. Both lawsuits claim that we owe damages, overtime wages, interest, costs and attorneys' fees for periods preceding the filing of the respective actions. Other companies in the pharmaceutical industry face substantially similar lawsuits. We filed an Answer to the Complaint in each of the Sharp and Greeves litigation on October 10, 2008 and October 15, 2008, respectively. On March 4, 2009, we filed before The Judicial Panel for Multidistrict Litigation a motion seeking to consolidate both actions into one lawsuit. On June 23, 2009, the Judicial Panel approved Sepracor's motion for consolidation and transferred the Florida proceeding to Arizona. In addition, on March 27, 2009, we filed a Defendant's Memorandum Regarding Collective Action Issues under the FLSA in the Arizona court in opposition to the plaintiffs' motion for class certification in the Greeves litigation. To date, the court has not ruled on the merits of this motion, but has instructed the plaintiffs to refile the motion as part of the Multidistrict Litigation docket in the U.S. District Court (District of Arizona). Discovery in each case is proceeding and no trial dates have been set. Based upon the facts as presently known, we do not believe that it is likely that either collective action will result in liability that would be material to our financial position.

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

        Approximately 74% of our total revenues for the quarter ended June 30, 2009 resulted from sales of LUNESTA and XOPENEX Inhalation Solution, and we expect that sales from these two products will continue to represent a significant majority of our revenues for the coming year. However, unit sales for both LUNESTA and XOPENEX Inhalation Solution decreased during the year ended December 31, 2008, as compared to the same period during the prior year, and may continue to decrease. LUNESTA's market share and unit sales may continue to decrease as a result of the introduction of zolpidem tartrate, the generic equivalent to AMBIEN®, in 2007, other competitive products being marketed or developed by others, such as a generic equivalent to AMBIEN CR®, which could be introduced at any time, and potential disruption to our business as we complete the implementation of our corporate restructuring and workforce reduction plan. Moreover, the growth rate of the overall non-generic pharmaceutical market, which includes branded drugs such as LUNESTA and XOPENEX Inhalation Solution, has been declining, and may continue to decline, as a result of economic conditions and managed care trends. If we do not maintain sales of LUNESTA and if sales of XOPENEX Inhalation Solution in other markets do not offset the reduction in revenues resulting from our decision to no longer contract with home health providers for XOPENEX Inhalation Solution beginning January 1, 2009, we may not have sufficient revenues to achieve our business plan or repay our outstanding debt, and our business will not be successful.

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

  •
  any changes in government and other third-party payor reimbursement policies and practices, including those that may result from health care reform legislation initiatives currently under consideration in Congress; and

  •
  regulatory developments or other factors affecting the manufacture, marketing or use of these products.

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

        As of June 30, 2009, the carrying value of our total convertible debt was approximately $285.4 million. None of our 0% notes due 2010 or our 0% notes due 2024 restricts us or our subsidiaries' ability to incur additional indebtedness, including debt that ranks senior to the notes. The 0% notes due 2024 are senior to the 0% notes due 2010. Additional indebtedness that we incur may in certain circumstances rank senior to or on parity with this debt. Our ability to satisfy our obligations will depend upon our future performance, which is subject to many factors, including factors beyond our control. Our 0% notes due 2010 are convertible into our common stock at the option of the holders and the conversion price is $29.84. If the market price for our common stock does not exceed the conversion price, the holders of our 0% notes due 2010 may decide not to convert their securities into common stock. For example, the holders of our 0% Series A notes due 2008 did not convert such notes into common stock, and on December 15, 2008, the maturity date for the 0% Series A notes due 2008, we repaid in cash the entire par amount of $72.8 million.

        As of June 30, 2009, our total cash, cash equivalents and short- and long-term investments totaled $707.2 million. Our 0% notes due 2024 are convertible into cash and into shares of our common stock under a conversion formula that becomes applicable if and when our common stock price exceeds $67.20 per share on the NASDAQ Global Select Market. Prior to our stock exceeding such price, the notes are convertible at the option of the holders in October 2009, 2014, 2019 and 2024, as well as under certain other circumstances.

        Based on our current operating plan, we believe that we will not be required to raise additional capital to fund the repayment of our outstanding convertible debt when due; however, we may choose to do so. If we are not able to maintain our revenue and properly manage our expenses, it is likely that our business would be materially and adversely affected and that we would be required to raise additional funds in order to repay our outstanding convertible debt. We cannot assure that, if required, we would be able to raise the additional funds on favorable terms, if at all.

If we exchange debt for shares of common stock, there will be additional dilution to holders of our common stock.

        As of June 30, 2009, we had approximately $99.8 million of outstanding debt that could be converted into shares of our common stock and an additional $185.5 million of outstanding debt that could be converted into cash and, if applicable, shares of our common stock. In order to reduce future payments due at maturity, we have in the past and may, from time to time, depending on market conditions, repurchase additional outstanding convertible debt for cash; exchange debt for shares of our common stock, warrants, preferred stock, debt or other consideration; or a combination of any of the foregoing. The amounts involved in any such transactions, individually or in the aggregate, could be material. If we exchange shares of our capital stock, or securities convertible into or exercisable for our capital stock, for outstanding convertible debt or use proceeds from the issuance of convertible debt to fund redemption of outstanding convertible debt with a higher conversion ratio, the number of shares that we might issue as a result of such exchanges would significantly exceed the number of shares originally issuable upon conversion of such debt and, accordingly, such exchanges would result in material dilution to holders of our common stock. Repurchase of the notes could also adversely affect the trading market for such notes if the public float in such notes is materially reduced. We cannot provide assurance that we will repurchase or exchange any additional outstanding convertible debt.

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

        We may require additional funds for our research and product development programs, operating expenses, repayment of debt, the pursuit of regulatory approvals, license or acquisition opportunities and the expansion of our production, sales and marketing capabilities. Historically, we have satisfied our funding needs through collaboration arrangements with corporate partners, sales of products and equity and debt financings. These funding sources may not be available to us when needed in the future. In addition, the recent economic crisis has severely diminished the availability of capital. The cost and terms of any such future financing is unclear, and we can provide no assurance that we will be able to raise additional funds on terms acceptable to us, if at all. We may also need to issue equity securities with rights, preferences and privileges senior to our common stock or issue debt securities containing limitations or restrictions on our ability to engage in certain transactions in the future.

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

  •
  whether our 0% notes due 2010 will be paid in cash rather than converted into common stock pursuant to the terms of such debt and the amount, if any, of our 0% notes due in 2024 that are converted into cash by the holders in October 2009;

  •
  our ability to continue to achieve anticipated cost reductions as a result of our corporate restructuring or an adverse impact on revenues as a result of the restructuring;

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

  •
  changing accounting standards, such as occurred with the introduction of SFAS No. 123(R), Shared-Based Payment, (revised 2004), or SFAS 123(R) and FIN 48, regulations, and interpretations in multiple tax jurisdictions in which we operate, as well as the requirements of certain tax rulings;

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

        At June 30, 2009, $71.3 million of our investment portfolio was invested in AAA-rated auction-rate securities. These investments were rated AAA by one or more rating agencies. Auction-rate securities are long-term variable rate bonds tied to short-term interest rates. After the initial issuance of the securities, the interest rate on the securities were reset periodically, at intervals established at the time of issuance (primarily every 28 days), based on market demand for a reset period. Auction-rate securities are bought and sold in the marketplace through a competitive bidding process often referred to as an auction. If there is insufficient interest in the securities at the time of an auction, the auction may not be completed and the rates may be reset to predetermined "penalty" or "maximum" rates. These rates are determined by each auction-rate securities' prospectus and may be below market rates or even zero.

        Substantially all of our auction-rate securities are backed by pools of student loans guaranteed by the FFELP. Auctions for these securities began failing in the first quarter of 2008 and continued to fail throughout the first half of 2009. Consequently, the investments are not currently liquid, and we will not be able to access these funds until a future auction of these investments is successful, a buyer is found outside of the auction process, the security is resecuritized, or called, the underlying securities have matured, or the arbitration proceedings related to these securities is resolved in our favor. As described below, we initiated arbitration proceedings seeking to rescind our purchase of our initial investment of these securities. At the time of our initial investment and through the date of this report, a substantial majority of our auction-rate securities remain AAA rated by one or more rating agencies. We intend to hold these investments until the lack of liquidity in these markets is resolved. As a result, we continue to classify the entire balance of auction-rate securities as non-current available-for-sale investments at fair value on our consolidated balance sheets.

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

        At June 30, 2009, because of the failed auction status and lack of liquidity for the auction-rate securities, we have classified our auction-rate securities at Level 3, as defined under the SFAS 157 framework described in Note 11 "Fair Value Measurements" of our condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q, with a fair value of $71.3 million. This amount is estimated to be $5.6 million below par value. We continue to classify our entire balance of auction-rate securities as non-current available-for-sale investments at fair value on our unaudited condensed consolidated balance sheets. If current market conditions deteriorate further, we may be required to record additional other-than-temporary impairments in other comprehensive income. If the credit ratings of the security issuers deteriorate, the anticipated recovery in market values does not occur, or we need funds from the auction-rate securities to meet working capital needs, we may be required to adjust the carrying value of these investments through other-than-temporary impairment charges recorded to earnings, as appropriate, which could be material.

        On June 25, 2009, we initiated arbitration proceedings before the FINRA against Banc of America Investment Services, Inc. and Banc of America Securities, LLC. In the arbitration, we claim that these parties violated the Massachusetts Uniform Security Law and certain FINRA rules by, among other things, making false representations and/or material omissions concerning auction-rate securities, inappropriately advising investment in auction-rate securities, making unauthorized trades in auction-rate securities, and failing to supervise their employees. We seek to rescind our purchase of the initial investment in auction-rate securities. We have also requested interest at six percent per annum, punitive damages, and other relief. We are unable to provide a reasonable assessment of the outcome of this matter.

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

  •
  a change in the perception of the health care and/or investor communities with respect to our products or our company;

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

Competition in the United States

  LUNESTA

        For insomnia treatments, LUNESTA faces intense competition from established branded and generic products in several drug classes including benzodiazepines, non-benzodiazepines, melatonin agonists, select antidepressants and others. We estimate that our existing LUNESTA prescriptions account for less than 8% of the total annual prescriptions currently being written in the United States for anti-insomnia pharmaceutical therapies. Furthermore, LUNESTA faces substantial competition from non-prescription, over-the-counter and dietary supplement insomnia product options. During 2008 and through the second quarter of 2009, partially as a result of increasing competition, LUNESTA unit sales and market share decreased. We expect that LUNESTA will face increasing competition from a generic version of AMBIEN that was introduced in April 2007, a generic version of AMBIEN CR, which could be introduced at any time, and therapies in clinical development or under FDA review for the treatment of insomnia. We may also face additional competition in the event of commercial introduction of a generic version of LUNESTA. To be successful with LUNESTA, we must demonstrate to physicians, patients and payors the safety and efficacy benefits of the product, both on a stand-alone basis and, where appropriate, relative to competing products, both generic and branded.

  XOPENEX FRANCHISE

        For asthma and COPD treatments, XOPENEX Inhalation Solution and XOPENEX HFA face intense competition from a variety of products. Patients with asthma and COPD turn to numerous classes of drugs, including corticosteroids, long-acting beta-agonists, short-acting beta-agonists, leukotriene modifiers, anticholingerics, and others, as well as certain combinations thereof. XOPENEX Inhalation Solution and XOPENEX HFA together account for approximately 3.3% of the total annual prescriptions currently being written in the United States for asthma and COPD pharmaceutical therapies. XOPENEX Inhalation Solution and XOPENEX HFA also face intense competition specifically within the beta-agonist classes of asthma and COPD treatments. We estimate that our existing XOPENEX prescriptions account for approximately 10.1% of the total annual prescriptions currently being written in the United States for beta-agonist asthma and COPD pharmaceutical therapies.

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

  OMNARIS Nasal Spray

        OMNARIS Nasal Spray, a corticosteroid nasal spray, competes with perennial and seasonal allergic rhinitis treatments, and faces competition from oral antihistamines, intranasal antihistamines, intranasal decongestants, other intranasal corticosteroids, intranasal mast cell stabilizers, and antileukotrienes. We estimate that our existing OMNARIS Nasal Spray prescriptions account for approximately 1% of the total annual prescriptions currently being written in the United States for allergic rhinitis pharmaceutical therapies, and less than 1% of inhaled nasal corticosteroid allergic rhinitis pharmaceutical therapies, specifically. To be successful with OMNARIS Nasal Spray, we must demonstrate to physicians, patients and payors the safety and efficacy benefits of the product, both on a stand-alone basis and, where appropriate, relative to competing branded and generic products, some of which may be less expensive than OMNARIS Nasal Spray and may be available without a prescription.

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

  Competition in Canada

        SPI faces competition from Canadian specialty pharmaceutical companies and large multi-national companies that commercialize competing products in Canada. Competition and innovation from these or other sources could potentially have a negative impact on sales of our products marketed in Canada, or make them obsolete. In addition, when seeking to license new products for distribution in Canada, we face competition from companies such as Paladin Labs Inc., Axcan Pharma Inc., Biovail Corporation, and other small-to mid-tier pharmaceutical companies that have the same or similar in-licensing strategies. SPI may also be at a competitive marketing disadvantage against companies that have broader product lines and whose sales personnel are able to offer more complementary products than SPI. In addition, SPI could face competition in the event of commercial introduction of generic versions of one or more of its marketed products.

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

        We may increase or decrease the size of our sales force in the future based on assumptions that prove inaccurate. For example, such increases may be done in anticipation of approvals and/or expected sales growth that are not realized. Any future expansion of the direct sales force will require us to incur significant expenses. To the extent we expand our direct sales force in anticipation of receiving marketing approval for products under development, commercially introducing newly developed or acquired products and/or expected sales growth, we may again be forced to reduce our sales force if our expectations are not realized. In addition, our recently announced sales force reduction, and any future sales force reduction, may make it more difficult for us to attract the qualified sales people necessary to implement any sales force expansion. We may also need to enter into additional co-promotion, contract sales force or other such arrangements with third parties, for example, where our own direct sales force is not large enough or sufficiently well aligned to achieve maximum penetration in the market. We may not be successful in entering into any co-promotion, contract sales force or other such arrangements, and the terms of any co-promotion, contract sales force or other such arrangements may not be favorable to us.

Our corporate restructuring and workforce reduction plan may not result in anticipated savings, could result in total costs and expenses that are greater than expected and could disrupt our business.

        In January 2009, we announced a corporate restructuring and workforce reduction plan pursuant to which we reduced our workforce by approximately 20%, which we substantially completed by the end of the second quarter of 2009. In addition, during the first quarter of 2009, we eliminated approximately 410 sales representative positions from a contract sales organization. These representatives marketed OMNARIS Nasal Spray, ALVESCO HFA Inhalation Aerosol and our XOPENEX products from September 2008 through January 2009. This restructuring is intended to reduce costs, streamline operations and improve our cost structure, and we expect that this restructuring plan will result in a significant reduction in operating expenses.

        In the first quarter of 2009, we recorded $27.5 million of restructuring charges. These charges consisted of approximately $21.8 million relating to employee termination benefits and approximately $5.7 million relating to other charges, including contract sales organization termination fees, lease termination fees associated with equipment and automobiles, and future lease and lease-related obligations related to office vacancies. During the second quarter of 2009, we vacated a leased facility and implemented a nominal reduction in workforce. As a result, we recorded a net restructuring charge of $2.6 million. This net charge consisted of approximately $860,000 relating to employee termination benefits and approximately $2.3 million in charges relating to future lease and lease-related obligations resulting from a vacancy and expected continued vacancy of a leased facility, offset by a reversal of approximately $600,000 relating to the first quarter charges.

        While we have substantially completed the implementation of our restructuring and workforce reduction plan, we may incur additional charges as we complete the implementation of this plan. We do not currently believe any additional charges will be material. However, our estimates are based on a number of assumptions and actual results may differ materially and additional charges not currently expected may be incurred in connection with, or as a result of, these activities.

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

  •
  delays in or unfavorable determinations with respect to regulatory approval of our products outside of the United States;

  •
  manufacturing, import, export or other similar inspection or regulatory requirements imposed by non-U.S. authorities;

  •
  our ability to avoid the re-importation of our products into the United States at prices that are lower than those maintained by us in the United States, including the potential for changes to U.S. laws regulating such re-importation;

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

        We have entered into wholesaler fee-for-service agreements, or FFSAs, with several of our customers. Under the FFSAs, we pay a fee, a portion of which relates to the maintenance of certain minimum inventory levels. We believe it is beneficial to enter into FFSAs to establish specified levels of product inventory to be maintained and to obtain more precise information as to the level of our product inventory available throughout the product distribution channel. We record the cost associated with the FFSAs as revenue deductions. We cannot be certain that the FFSAs will be effective in limiting speculative purchasing activity, that there will not be a future drawdown of inventory or that the inventory level data provided through our FFSAs are accurate. If speculative purchasing does occur, if these customers significantly decrease their inventory levels, or if inventory level data provided through FFSAs is inaccurate, our business, financial condition, cash flows and results of operations may also be adversely affected.

Risks Related to the Regulatory Environment

If our product candidates do not receive government approval, we will not be able to commercialize them.

        The FDA and similar foreign agencies must approve for commercialization in the relevant jurisdiction any pharmaceutical products developed by us or our development partners. These agencies impose substantial requirements on drug manufacturing and marketing. Any unanticipated preclinical and clinical studies we or our collaboration development partners are required to undertake could result in a significant increase in the cost of advancing our products to commercialization. In addition, failure by us or our collaborative development partners to obtain regulatory approval on a timely basis, or at all, or the attempt by us or our collaborative development partners to receive regulatory approval to achieve labeling objectives, could prevent or adversely affect the timing of commercial introduction of, or our ability to market and sell, our products.

If we fail to successfully develop and receive regulatory approval for product candidates, we will be unable to commercialize the product candidates, and future sales and earnings growth will be substantially hampered.

        Our ability to maintain profitability will depend in large part on successful development and commercialization of additional products. Most of our product candidates are in the early stages of development. We cannot assure you that we will be able to develop or acquire and commercially introduce new products in a timely manner or that new products, if developed or acquired, will be approved for the indications and/or with the labeling we expect, or that they will achieve market acceptance. Before we commercialize any other product candidate in the United States, we will need to successfully develop the product candidate by completing successful clinical trials, submitting an NDA for the product candidate that is accepted for filing by the FDA and receiving FDA approval to market the candidate. We must comply with similar requirements in foreign jurisdictions before commercializing any products in the jurisdiction. In addition, approval of marketing authorization in one jurisdiction does not guarantee approval in any other jurisdiction. If we fail to successfully develop a product candidate and/or the FDA or similar foreign agency delays or denies approval of any NDA, or foreign equivalent, that we have submitted or submit in the future, including the NDA submitted for STEDESA in March 2009, then commercialization of such product or products under development may be delayed or terminated, which could have a material adverse effect on our business.

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

        Even if the FDA or similar foreign agencies grant us regulatory approval of a product, the approval may take longer than we anticipate, may be subject to limitations on the indicated uses for which the product may be marketed or may contain requirements for costly post-marketing follow-up studies. Moreover, if we fail to comply with applicable regulatory requirements, we may be subject to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

        In addition, our growth is in part dependent on our continued ability to penetrate new markets where we have limited experience and competition is intense. We cannot be certain that the markets we serve will grow in the future, that our existing and new products will meet the requirements of these markets, that our products will achieve customer acceptance or sufficient coverage and reimbursement in these markets, that competitors or regulators will not force prices to an unacceptably low level or take market share from us, or that we can achieve or maintain profits in these markets.

Our sales depend on payment and reimbursement from third-party payors, and limitations on coverage availability or a reduction in payment rate or reimbursement could result in decreased use or sales of our products.

        Sales of our products are dependent, in part, on the availability of reimbursement from third-party payors such as Federal, state and foreign government agencies under programs such as Medicare and Medicaid, and private insurance plans. Third-party payors continually attempt to contain or reduce the cost of health care by challenging the prices charged or limiting the coverage for medical products and services. We may not be able to sell our products profitably if reimbursement is unavailable or coverage is limited in scope or amount.

        There have been, there are, and we expect there will continue to be, state and Federal legislative and/or administrative proposals that could limit the amount that state or Federal governments will pay to reimburse the cost of pharmaceutical products, including acts that may be part of any final health care reform legislation passed by Congress and signed into law by President Obama. Legislative or administrative acts including, but not limited to, bundling multiple products into the same reimbursement code, imposing least costly alternative reimbursement mechanisms that reference the reimbursement for our products to that of lower priced alternative therapies, conducting comparative effectiveness evaluations, and changing the manner in which reimbursement is calculated for prescription drugs, can reduce reimbursement for our products and could adversely affect our business. In addition, private insurers, such as MCOs, may adopt their own coverage restrictions or demand price concessions in response to legislation or administrative action. Reduction in reimbursement for our products could have a material adverse effect on our results of operations. Also, the increasing emphasis on managed care in the United States may put increasing pressure on the price and usage of our products, which may adversely affect product sales. Further, when a new drug product is approved, governmental and/or private reimbursement for that product is uncertain, as is the amount for which that product will be reimbursed and the extent of coverage for the product. We cannot predict future availability or amount of reimbursement for our approved products or product candidates and current reimbursement policies for our marketed products may change at any time.

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

        If reimbursement and/or coverage for our marketed products changes adversely or if we fail to obtain adequate reimbursement for our other current or future products, health care providers may limit how much or under what circumstances they will prescribe or administer them, which could reduce use of our products or cause us to reduce the price of our products.

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

        Federal and state government agencies also continue to promote efforts to reduce health care costs, including those associated with the Medicare and Medicaid programs. These efforts may include supplemental rebates and restrictions on the amounts that agencies will reimburse for the use of products. In addition, both the Federal and state governments have initiated investigations and lawsuits concerning the Medicaid price reporting practices of many pharmaceutical companies to ensure compliance with the Medicaid rebate program. For example, in November 2008, along with approximately 30 other pharmaceutical companies, we were sued by the State of Kansas in state court for allegedly inducing fraudulent payments for our products by Kansas Medicaid through our alleged manipulation of the average wholesale prices for our products. We joined other branded product defendants in filing a motion to dismiss this cause of action, which was subsequently denied by the state trial court assigned to this matter. We have filed an answer to the complaint and responded to the initial request for interrogatories submitted by the State of Kansas. No trial date has been set and no discovery has been initiated. While we are prepared to defend against these allegations, it is too early to make a reasonable assessment as to the likely outcome of this litigation. We could be subject to damages and penalties as a consequence of this lawsuit, if we are found liable.

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

        We have filed patent applications covering composition of, methods of making, and/or methods of using, our products and product candidates. We and our collaboration partners may not be issued patents based on patent applications already filed or that may be filed in the future and if patents are issued, they may be insufficient in scope to cover our products, product candidates and the products licensed under any collaboration agreements. Generally, we do not receive royalty revenues from sales of products licensed under collaboration agreements in countries where we do not have a patent for such products. The issuance of a patent in one country does not ensure the issuance of a patent in any other country. Furthermore, the patent position of companies in the pharmaceutical industry generally involves complex legal and factual questions, and has been, and remains the subject of, much litigation. Legal standards relating to scope and validity of patent claims are evolving. Any patents we and/or our collaboration partners have obtained, or obtain in the future, may be challenged, invalidated or circumvented. Moreover, the United States Patent and Trademark Office may commence interference proceedings involving our patents or patent applications or those of our collaboration partners. Any challenge to, or invalidation or circumvention of, our patents or patent applications would be costly, would require significant time and attention of our management and could have a material adverse effect on our business. In addition, if we or our collaboration partners are not successful in obtaining patents of sufficient scope and enforcing our patents, we and/or our collaboration partners will not be able to prevent others from introducing generic versions of our marketed products and those of our collaboration partners for which we receive royalties.

If we or our licensees do not prevail against those parties seeking to market generic versions of our products or products for which we receive royalties, our business will be adversely affected and we may not have sufficient revenues to achieve our business plan or repay our outstanding debt.

        With respect to XOPENEX Inhalation Solution, Breath, Dey, L.P., Barr, Teva, Watson Laboratories, Inc., or Watson, and Apotex Inc., or Apotex, have filed ANDAs including Paragraph IV certifications with the FDA seeking to market a generic version of levalbuterol hydrochloride inhalation solution before our patents expire. We brought civil actions against Breath, Dey, L.P. and Barr for patent infringement, and in April 2008 and March 2009, respectively, we settled the Breath and Barr matters and these litigations are now concluded. However, patent infringement litigation remains outstanding against Dey, L.P. Our settlements with Breath and Barr and on-going litigation with Dey, L.P. are described in detail in Part II, Item 1 "Legal Proceedings" of this Quarterly Report on Form 10-Q. We have decided not to commence litigation against Watson, Teva and Apotex as their respective Paragraph IV certifications are limited to a single patent that expires in 2021.

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

        In March 2009, we filed a lawsuit in the U.S. District Court for the District of New Jersey alleging infringement of our U.S. Patent Numbers 6,319,926; 6,444,673; 6,864,257; and 7,381,724, against each of the Teva entities, Cobalt Laboratories, Dr. Reddy's, Orchid, Glenmark Generics, Roxane, Lupin, Wockhardt, Sun Global, Orgenus, Mylan and Alphapharm. In April 2009, we also filed a lawsuit in the United States District Court for the Southern District of New York alleging infringement of these patents against Mylan and Alphapharm, which was subsequently dismissed pursuant to agreement by the parties. Beginning in February 2009, we received notices from each of these parties indicating that each had filed an ANDA with the FDA for generic versions of eszopiclone tablets (1 mg, 2 mg and 3 mg). Each submission includes a Paragraph IV certification alleging that one or more of our patents listed in the Orange Book for LUNESTA is invalid, unenforceable or not infringed by their respective proposed generic products. We may receive additional notices that other ANDAs with Paragraph IV certifications have been filed by different generic pharmaceutical companies for generic versions of eszopiclone tablets. Due to the commencement of this litigation, ANDA approval will be stayed until approximately June 15, 2012 (or potentially six months thereafter if we successfully obtain a pediatric exclusivity extension) or until a court decides that our patents are invalid, unenforceable or not infringed, whichever is earlier. Should we successfully enforce our patents, ANDA approval should not occur until expiration of the applicable patents, one of which may be extended by our outstanding patent term extension application.

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

        We entered into a consent agreement with one of these ANDA filers whereby the ANDA filer agreed not to pursue its case or market its CLARINEX product until the expiration of our patents listed by Schering-Plough in the Orange Book or until our patents for the product are found invalid or unenforceable. In addition, as a result of separate formal settlement agreements that Schering-Plough has entered into with several ANDA filers involved in litigation with Schering-Plough, or Schering-Plough Settlement Agreements, we and the University of Massachusetts submitted, and the court approved, stipulations of dismissal without prejudice against eight of the ANDA filers that we sued. The Schering-Plough Settlement Agreements entered to date permit generic entry of CLARINEX-D -12 Hour, CLARINEX-D –24 Hour and CLARINEX REDITABS on January 1, 2012 and CLARINEX 5 mg tablet on July 1, 2012. Upon generic entry of each product by a party to a Schering-Plough Settlement Agreement, our right to receive royalties on sales of such product will be significantly reduced.

        UCB S.A.'s XYZAL 5 mg product, for which we receive royalties, is currently the subject of patent infringement litigation. The FDA has received ANDAs from four generic pharmaceutical companies that include Paragraph IV certifications alleging that one of our patents, which UCB S.A. (as NDA holder and licensee of the patent) listed in the Orange Book for this product, is invalid, unenforceable and/or not infringed by the ANDA filer's product. UCB S.A., on its own and on our behalf, commenced patent infringement litigation against all of these parties. Two of these companies subsequently amended their ANDAs to change their Paragraph IV certifications to Paragraph III certifications, thereby withdrawing the challenges to our patent. We believe that the remaining ANDAs are subject to a statutory stay of approval until at least on or about August 29, 2010.

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

        Others may file suit against us alleging that our marketed products or product candidates infringe patents they hold. For example, in April 2007, we were served with a Complaint filed by Dey alleging that the manufacture and sale of BROVANA infringes or will induce infringement of a United States patent for which Dey owns all rights, title and interest. Our patent infringement litigation with Dey is described in detail in Part II, Item 1 "Legal Proceedings" of this Quarterly Report on Form 10-Q. It is too early to make a reasonable assessment as to the likely outcome or impact of the litigation with Dey, and we are unable to reasonably estimate any possible range of loss or liability related to this lawsuit due to its uncertain resolution.

        Even if resolved in our favor, any patent infringement litigation would be costly, would require significant time and attention of our management, could prevent us from commercializing our marketed products for a period of time, could require us to pay significant damages and could have a material adverse effect on our business. If the matter is not resolved in our favor, we could be required to pay significant damages and/or be prevented from commercializing the product and our business could be materially adversely affected

        If any of our trademarks or the trademarks we license from our third-party collaborators, or our use of any of these trademarks in connection with products we commercialize, is challenged, we or our third-party collaborators may be forced to rename the affected product or product candidate, which could be costly and time consuming, and would result in the loss of any brand equity associated with the product name.

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

        If 3M, Eisai, Bial, Nycomed, Arrow or any future development or commercialization collaborator does not devote sufficient time and resources to its collaboration arrangement with us, breaches or terminates its agreement with us, fails to perform its obligations to us in a timely manner, is unsuccessful in its development and/or commercialization efforts, or is unsuccessful in obtaining, maintaining or enforcing patents, and/or protecting trade secrets we license to or from such collaborator, we may not realize the potential commercial benefits of the arrangement and our results of operations may be adversely affected. In addition, if regulatory approval or commercialization of any product candidate under development by, or in collaboration with, a partner is delayed or limited, we may not realize, or may be delayed in realizing, the potential commercial benefits of the arrangement. For example, as a result of the decision by the CHMP of the EMEA to recommend granting marketing authorization for LUNIVIA but without designating it as a new active substance, in April 2009, we entered into the Termination Agreement with GSK pursuant to which the parties mutually agreed to terminate the GSK License Agreement. Pursuant to the GSK License Agreement, GSK obtained rights for the development and commercialization of LUNIVIA (marketed as LUNESTA in the United States) for all markets worldwide excluding the United States, Canada, Mexico and Japan.

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

        We currently operate a manufacturing plant that we believe can meet our commercial requirements of the active pharmaceutical agreement, or API, for XOPENEX Inhalation Solution, XOPENEX HFA and BROVANA, partially fulfill our commercial requirements of the API for LUNESTA, and support production of our internally developed product candidates in amounts needed for our clinical trials. However, we do not have facilities for manufacturing pharmaceutical dosage forms or finished drug products. Developing and obtaining this capability would be time consuming and expensive. Unless and until we develop this capability, we will rely substantially, and in some cases, entirely, on third- party manufacturers. Catalent Pharma Solutions, LLC, or Catalent, formerly Cardinal Health, Inc., and Holopack International Corporation, or Holopack, are currently our only finished goods manufacturers of our XOPENEX Inhalation Solution, and Catalent is currently the sole finished goods manufacturer of BROVANA. Patheon Inc., or Patheon, and Norwich Pharmaceuticals, Inc., or NPI, are currently our only manufacturers of LUNESTA, and 3M is the sole manufacturer and supplier of XOPENEX HFA. Certain components of XOPENEX HFA are available from only a single source. If we are unable to produce sufficient quantities of API for our products in a timely manner, or if Catalent, Holopack, Patheon, NPI, 3M, or any of our sole-source component suppliers experiences delays or difficulties in producing, packaging or delivering XOPENEX Inhalation Solution, XOPENEX HFA or its components, BROVANA or LUNESTA, as the case may be, we could be unable to meet our customers' demands for such products, which could lead to lost sales, customer dissatisfaction and damage to our reputation. Moreover, if we experience delays or difficulties meeting our supply obligations to Eisai as a result of our third-party suppliers and manufacturers not meeting our demands, or for any other reason, we may not realize the potential commercial benefits of our supply and/or licensing arrangements with Eisai and our results of operations may be adversely affected. If we are required to change manufacturers, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines, including FDA guidelines. The delays associated with the verification of a new manufacturer for XOPENEX Inhalation Solution, XOPENEX HFA or its components, BROVANA or LUNESTA could adversely affect our ability to produce such products in a timely manner or within budget.

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

        We are currently commercializing six products. In addition, OMNARIS HFA Nasal Aerosol is in Phase III clinical development and our NDA for STEDESA has been accepted for filing and is under formal review by the FDA. However, all of our other product candidates are in the early stages of development. In order to increase the likelihood that we will be able to successfully develop and/or commercialize additional drugs, we intend to acquire and develop additional product candidates and/or approved products. The success of this growth strategy depends upon our ability to correctly establish criteria for such acquisitions and successfully identify, select and acquire product candidates and/or products that meet such criteria. We will be required to integrate any acquired product candidates, including the product candidates we licensed from Bial and Arrow and product candidates we are developing pursuant to our agreement with Nycomed, into our research and development operations and any acquired products into our sales and marketing operations. Managing the development and/or commercialization of a new product involves numerous other financial and operational risks, including difficulties allocating resources between existing and acquired assets and attracting and retaining qualified employees to develop and/or sell the product.

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

ITEMS 2-3. NONE

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Our annual meeting of stockholders was held on May 14, 2009. The following represents the results of the voting on proposals submitted to a vote of stockholders at the annual meeting:

  1.
  To elect each of Robert J. Cresci and James F. Mrazek to serve as a Class I Director until the 2012 annual meeting and until his successor is duly elected and qualified.

	For	Withheld Authority
Robert J. Cresci	74,864,658	25,622,285
James F. Mrazek	74,239,820	26,247,123

        The terms of office of the following directors continued after the annual meeting:

Adrian Adams	(Class II Director whose term expires in 2011)
Timothy J. Barberich	(Class II Director whose term expires in 2011)
Digby W. Barrios	(Class III Director whose term expires in 2010)
Lisa Ricciardi	(Class III Director whose term expires in 2010)
Timothy J. Rink	(Class II Director whose term expires in 2011)
Alan A. Steigrod	(Class III Director whose term expires in 2010)
  2.
  To approve the adoption of our 2009 Stock Incentive Plan

For	Against	Abstain	Broker Non-Votes
62,796,038	28,692,300	50,717	8,947,888
  3.
  To approve an amendment to our 1998 Employee Stock Purchase Plan, or 1998 ESPP, increasing from 1,900,000 to 2,900,000 the number of shares of our common stock reserved for issuance under the 1998 ESPP.

For	Against	Abstain	Broker Non-Votes
90,723,397	774,104	41,554	8,947,888
  4.
  To ratify the selection of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the current fiscal year.

For	Against	Abstain
98,336,981	2,109,284	40,677

ITEM 5.    NONE

ITEM 6.    EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEPRACOR INC.
Date: August 5, 2009	By:	/s/ ADRIAN ADAMS Adrian Adams President and Chief Executive Officer (Principal Executive Officer)
Date: August 5, 2009	By:	/s/ ROBERT F. SCUMACI Robert F. Scumaci Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.